Form 10-Q
period 1996-03-31
UFP TECHNOLOGIES INC
filed 1996-05-10
CIK 914156

FORM 10-Q
                               SECURITIES AND EXCHANGE COMMISSION
                                      Washington, DC 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996
                                   --------------
                                          OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission File Number:            1-12648

                             UFP Technologies, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      04-2314970

(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

              172 East Main Street, Georgetown, Massachusetts 01833
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (508) 352-2200
                                 --------------
              (Registrant's telephone number, including area code)


                    -----------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes _X_ No ___

As of May 4, 1996, 4,631,854 shares of registrant's Common Stock, $.01 par value, were outstanding.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                                      INDEX


                                                                                              Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Consolidated Balance sheets
                     March 31, 1996 and December 31, 1995..............................       1

                     Consolidated Statements of Operations
                     Three Months Ended
                     March 31, 1996 and 1995...........................................       2

                     Consolidated Statements of Cash Flows
                     Three Months Ended March 31, 1996 and 1995........................       3

                     Notes to Consolidated Financial Statements........................       4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................................       5

PART II - OTHER INFORMATION............................................................       7

SIGNATURES.............................................................................       8


PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                      UFP Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                        March 31,           December 31,
                                                                          1996                   1995
                                                                          ----                   ----
                                                                       (Unaudited)             (Audited)
Assets:
Current Assets
  Cash and cash equivalents                                        $       383,337              524,490
  Receivables, net                                                       5,291,510            4,944,541
  Inventories                                                            2,597,188            2,432,686
  Prepaid expenses                                                         305,896              322,627
  Deferred income tax                                                      228,900              228,900
                                                                       -----------          -----------
     Total current assets                                                8,806,831            8,453,244
Property, plant and equipment                                           14,713,966           13,825,563
  less accumulated depreciation and amortization                       (6,486,185)          (6,203,543)
                                                                       -----------          -----------
     Net property, plant and equipment                                   8,227,781            7,622,020
Cash surrender value of officers life insurance, net                       343,990              343,990
Investments in and advances to affiliated partnership                      227,950              227,950
Deferred income taxes                                                      113,110              113,110
Goodwill, net                                                            3,688,361            3,740,321
Other assets                                                               296,008              293,888
                                                                       -----------          -----------
      Total assets                                                   $  21,704,031           20,794,523
                                                                       -----------          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
  Notes payable                                                      $   3,408,700            2,775,000
  Current installments of long term debt                                   185,380              183,919
  Current capital lease obligations                                        305,398              297,536
  Accounts payable                                                       2,337,861            1,814,807
  Accrued expenses and payroll withholdings                              1,149,379            1,430,396
                                                                       -----------          -----------
     Total current liabilities                                           7,386,718            6,501,658
Long term debt, excluding current installments                           1,114,609            1,161,369
Capital lease obligations, excluding current installments                1,172,600            1,253,340
Retirement liability                                                       454,896              439,896
                                                                       -----------          -----------
      Total liabilities                                                 10,128,823            9,356,263
Stockholders' Equity
  Preferred stock, $.01 par value.  Authorized                                   0                    0
      1,000,000 shares; no shares issued
  Common stock, $.01 par value.  Authorized                                 46,269               46,269
      10,000,000 shares; issued and outstanding
      4,626,854 shares at March 31, 1996 and
      December 31, 1995
   Additional paid-in capital                                            9,376,227            9,376,227
   Retained earnings                                                     2,152,712            2,015,764
                                                                       -----------          -----------
       Total stockholders' equity                                       11,575,208           11,438,260
                                                                       -----------          -----------
Total liabilities and stockholders' equity                           $  21,704,031           20,794,523
                                                                       -----------          -----------

The accompanying notes are an integral part of these consolidated financial statements

UFP Technologies, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)


                                                                             Three months ended
                                                                             ------------------
                                                                       March 31,              March 31,
                                                                         1996                    1995
                                                                         ----                    ----
Net sales                                                           $  8,693,309               8,587,209
Cost of sales                                                          6,648,676               6,676,794
                                                                       ---------               ---------
    Gross profit                                                       2,044,633               1,910,415
Selling, general and administrative expenses                           1,718,449               1,776,401
                                                                       ---------               ---------
     Operating income                                                    326,184                 134,014
Other deductions:
  Interest expense                                                       114,236                 107,171
                                                                       ---------               ---------
   Income before income taxes                                            211,948                  26,843
Incomes taxes                                                             75,000                  20,000
                                                                       ---------               ---------
    Net income                                                      $    136,948                   6,843
                                                                       ---------               ---------

Weighted average shares outstanding                                    4,764,381               4,717,142
Per share:
  Net income                                                             $  0.03                    0.00



The accompanying notes are an integral part of these consolidated financial statements

UFP Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)


                                                                                 Three months ended
                                                                                 ------------------
                                                                            March 31,              March 31,
                                                                               1996                    1995
                                                                               ----                    ----
Cash flows from operating activities:
  Net income                                                              $    136,948                   6,843
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                           334,602                 312,571
       Net loss in affiliated partnership                                            0                   5,250
       Changes in operating assets and liabilities:
         Receivables, net                                                    (346,969)               (346,146)
         Inventories                                                         (164,502)               (141,175)
         Prepaid expenses                                                       16,731               (127,563)
         Accounts payable                                                      523,054                 163,734
         Accrued expenses and payroll withholdings                           (281,017)                 182,442
         Retirement liability                                                   15,000                  15,000
                                                                           -----------               ---------
   Net cash provided by operating activities                                   233,847                  70,956
Cash flows from investing activities:
    Additions to property, plant and equipment                               (888,403)               (227,123)
    Decrease in cash surrender value of  officers life
      insurance                                                                      -                 169,694
    Increase other assets                                                      (2,120)                 (6,193)
                                                                           -----------               ---------
  Net cash used in investing activities                                      (890,523)                (63,622)
Cash flows from financing activities:
     Net borrowings (repayment) under notes payable                            633,700                (45,900)
     Principal repayments of long-term debt                                   (45,299)                (16,008)
     Principal repayments of capital leases                                   (72,878)                (35,218)
                                                                           -----------               ---------
   Net cash provided (used) by financing activities                            515,523                (97,126)
                                                                           -----------               ---------
Net change in cash and cash equivalents                                      (141,153)                (89,792)
Cash and cash equivalents, at beginning of period                              524,490                 406,225
                                                                           -----------               ---------
Cash and cash equivalents, at end of period                               $    383,337                 316,433
                                                                           -----------               ---------


The accompanying notes are an integral part of these consolidated financial statements

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation
    The interim consolidated financial statements of UFP Technologies, Inc. (the Company) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's 1995 Annual Report to Stockholders as provided to the Securities and Exchange Commission on May 2, 1996.

    The consolidated balance sheet as of March 31, 1996, the consolidated statements of operations for the three months ended March 31, 1996 and 1995 and the consolidated statements of cash flows for the three months ended March 31, 1996 and 1995, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

    The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

(2)  Inventory
   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                           March 31,            December 31,
                                             1996                   1995
                                             ----                   ----
                                          (unaudited)             (audited)
Raw materials...................          $ 1,820,987             1,724,537
Work-in-process.................              289,448               193,185
Finished goods..................              444,014               383,449
Contract-in-process.............               42,739               131,515
                                            ---------             ---------
     Total Inventory                      $ 2,597,188             2,432,686

    Work-in-process and finished goods inventories consists of materials, labor and manufacturing overhead.

(3)  Common Stock
  At December 31, 1995, 668,500 options were outstanding under the Company's 1993 Stock Option Plan ("1993 Plan"). The purpose of these options are to provide long-term rewards and incentives to the Company's key employees, officers, employee directors, consultants and advisors. There were 6,500 options issued and none exercised in the first quarter of 1996 under the 1993 Plan, and 6,000 options expired. At March 31, 1996, 668,000 options were outstanding under the plan.

   At December 31, 1995, 22,500 options were outstanding under the Company's Non-Employee Director Plan. No options were issued, exercised or expired in the first quarter of 1996 under the Director Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Three months ended March 31, 1996 and 1995

    The Company's net sales increased 1.2% to $8,693,000 in the 1996 period from $8,587,000 in the 1995 period. The increase was primarily attributable to an increase in sales volume of the Company's molded fiber products, which was offset by a decrease in sales volume in the Company's foam and plastic packaging business. Sales in the 1996 period were impacted by a two-week planned shut down of the California molded fiber plant for installation of additional capacity, by increased seasonality associated with sales of molded fiber products for computer peripherals and other consumer products, and by adverse weather conditions, particularly in January 1996.

    Costs of sales as a percentage of sales improved to 76.5% in the 1996 period from 77.8% in the 1995 period. The improvement in the cost of sales margin was primarily attributable to continued volume and manufacturing efficiency improvements associated with the Company's molded fiber products.

    Selling, general and administrative expenses decreased 3.3% to $1,718,000 (19.8% of net sales) in the 1996 period from $1,776,000 (20.7% of net sales) in the 1995 period. The decrease was primarily attributable to a reduction in payroll costs associated with the Company's realignment of its management structure during fiscal during fiscal 1994.

    Interest expense increased 6.5% to $114,000 in the 1996 period from $107,000 in the 1995 period. The increase was primarily attributable to an increase in capital lease obligations associated with the Company's purchase of additional molded fiber equipment.


Liquidity and Capital Resources

    At March 31, 1996 the Company's working capital was approximately $1,420,000, including $383,000 of cash and cash equivalents. In addition, the Company had a $3,500,000 bank revolving loan facility, of which $2,750,000 was outstanding at March 31, 1996. This facility expires on June 30, 1996.

   During the quarter ended March 31, 1996, operating activities provided the Company with approximately $234,000 of cash, primarily due to the quarterly profit, depreciation and amortization and an increase in accounts payables, which were partially offset by an increase in accounts receivables and inventory and a decrease in accrued expenses. The increases in accounts receivables, accounts payables and inventory was primarily due to the increase in product demand and sales.

  Cash used in investing activities of approximately $891,000 was attributable to additions of property, plant and equipment. This amount was primarily attributable to the purchase of molded fiber manufacturing equipment which is being constructed and ins scheduled to be installed late in the second quarter of 1996 at the Company's new Iowa facility.

  Net cash generated from financing activities totaled approximately $516,000, due to an increase in short term debt related financing for the new molded fiber manufacturing equipment which was partially offset by principal repayments of long term debt and capital lease obligations. In the first quarter of 1996, the Company borrowed $634,000 under a short term note payable arrangement in connection with the molded fiber equipment purchase. Under this arrangement, upon completion of equipment installation, the short-term note will be converted in a 4 year capital lease obligation.

    At March 31, 1996 the Company had approximately $993,000 outstanding under two mortgage notes and $921,000 outstanding under two equipment notes. At March 31, 1996 the current portion of these obligations, together with the Company's line of credit and short term equipment note, totaled $3,899,000. The revolving loan facility expires on June 30, 1996. The Company believes that it will be able to renew this current obligation or obtain alternative financing, and that such financing will be available on terms no less favorable than the Company's current arrangements. However, there can no assurance that such financing will be available on favorable terms, if at all.

  The Company continues with plans to open a new molded fiber manufacturing facility in Clinton, IA during the second quarter of 1996. Associated with this new plant, the Company anticipates that it will incur capital expenditures of at least $1.5 million for equipment and leasehold improvements for this facility, including equipment progress payments already made. The Company plans to invest in equipment for its specialty products and foam and plastic packaging divisions. The Company expects to finance this expansion from cash flow from operations, a $350,000 grant from the Iowa Department of Natural Resources Landfill Alternatives Financial Assistance Program and an increase in equipment financing. Although the Company believes that it will be able to obtain the necessary financing for this expansion, there can be no assurance that such financing will be available on favorable terms, if at all.

                           PART II - OTHER INFORMATION

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY




Item 1   Legal Proceedings.

              No material litigation.

Item 2   Changes in Securities.

              None

Item 3   Defaults Upon Senior Securities.

              None

Item 4   Submission of Matters to a Vote of Security Holders.

              None

Item 5   Other Information.

              None

Item 6 Exhibits and Reports on Form 8-K.


              (a)  Exhibits furnished:

                     (11) Statement Re:  Computation of Earnings Per Share.

              (b)  Reports on Form 8-K:

                     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             UFP TECHNOLOGIES, INC.
                                  (Registrant)


May 3, 1996            /s/__R. Jeffrey Bailly_____
- - - -----------
Date                        R. Jeffrey Bailly
                            President, Chief Executive
                            Officer and Director



May 3, 1996            /s/__Paul J. Greenler______
- - - -----------
Date                        Paul J. Greenler
                            Chief Financial Officer