Form 10-Q
period 1996-06-30
UFP TECHNOLOGIES INC
filed 1996-08-12
CIK 914156

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission File Number:            1-12648

                             UFP Technologies, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                     04-2314970
- -------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


            172 East Main Street, Georgetown, Massachusetts 01833
            -----------------------------------------------------
             (Address of principal executive offices) (Zip Code)


                                (508) 352-2200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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

Yes [X]       No [ ]

As of August 10, 1996, 4,636,854 shares of registrant's Common Stock, $.01 par value, were outstanding.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                                      INDEX


PART I - FINANCIAL INFORMATION                                           Page

Item 1.  Financial Statements

                 Consolidated Balance sheets
                 June 30, 1996 and December 31, 1995...................    1

                 Consolidated Statements of Operations
                 Three months ended and Six months ended
                 June 30, 1996 and 1995................................    2

                 Consolidated Statements of Cash Flows
                 Six months June 30, 1996 and 1995.....................    3

                 Notes to Consolidated Financial Statements............    4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................    5

PART II - OTHER INFORMATION............................................    8

SIGNATURES ............................................................   11

PART I: FINANCIAL INFORMATION


Item 1.  Financial Statements

                      UFP Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheets
                                                  June 30,       December 31,
                                                    1996             1995
                                                 (Unaudited)      (Audited)
Assets:
Current Assets
  Cash and cash equivalents                    $     446,024         524,490
  Receivables, net                                 5,261,358       4,944,541
  Inventories                                      2,655,697       2,432,686
  Prepaid expenses                                   236,791         322,627
  Deferred income tax                                228,900         228,900
                                                ------------     -----------
     Total current assets                          8,828,770       8,453,244
Property, plant and equipment                     15,175,256      13,825,563
  less accumulated depreciation
  and amortization                                (6,794,027)     (6,203,543)
                                                ------------     -----------
     Net property, plant and equipment             8,381,229       7,622,020
Cash surrender value of officers life
  insurance, net                                     343,990         343,990
Investments in and advances to
  affiliated partnership                             219,200         227,950
Deferred income taxes                                113,110         113,110
Goodwill, net                                      3,636,401       3,740,321
Other assets                                         315,245         293,888
                                                ------------     -----------
      Total assets                             $  21,837,945      20,794,523
                                                ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                $   2,500,000       2,775,000
  Current installments of long term debt             186,415         183,919
  Current capital lease obligations                  481,317         297,536
  Accounts payable                                 2,198,857       1,814,807
  Accrued expenses and payroll
    withholdings                                   1,231,247       1,430,396
                                                ------------     -----------
     Total current liabilities                     6,597,836       6,501,658
Long term debt, excluding current
  installments                                     1,067,521       1,161,369
Capital lease obligations, excluding
  current installments                             1,863,813       1,253,340

Retirement liability                                 469,896         439,896
                                                ------------     -----------
      Total liabilities                            9,999,066       9,356,263
Stockholders' Equity
  Preferred stock, $.01 par value.
      Authorized 1,000,000 shares;
      no shares issued                                     0               0
  Common stock, $.01 par value.
      Authorized 20,000,000 shares;
      issued and outstanding
      4,636,854 shares at June 30, 1996
      and 4,626,854 shares at
      December 31, 1995                               46,369          46,269
   Additional paid-in capital                      9,404,902       9,376,227
   Retained earnings                               2,387,608       2,015,764
                                                ------------     -----------
       Total stockholders' equity                 11,838,879      11,438,260
                                                ------------     -----------
Total liabilities and
   stockholders' equity                        $  21,837,945      20,794,523
                                                ============     ===========

The accompanying notes are an integral part of these consolidated financial statements

                       UFP Technologies, Inc. and Subsidiary
                       Consolidated Statements of Operations
                                    (Unaudited)

                            Three months ended           Six months ended
                         -------------------------    -------------------------
                          June 30,       June 30,      June 30,      June 30,
                            1996           1995          1996          1995
                         ----------     ----------    ----------    ----------
Net sales              $ 10,083,871      8,263,547    18,777,180    16,850,756
Cost of sales             7,605,057      6,388,220    14,253,733    13,065,014
                       ------------      ---------    ----------    ----------
    Gross profit          2,478,814      1,875,327     4,523,447     3,785,742

Selling, general
  and administrative
  expenses                1,985,619      1,695,405     3,704,068     3,471,806
                       ------------      ---------    ----------    ----------
     Operating income       493,195        179,922       819,379       313,936

Other deductions:
   Interest expense         106,299        104,846       220,535       212,017
                       ------------      ---------    ----------    ----------
   Income before
     income taxes           386,896         75,076       598,844       101,919

Incomes taxes               152,000                      227,000        20,000
                       ------------      ---------    ----------    ----------
                                                 0

    Net income         $    234,896         75,076       371,844        81,919
                       ============      =========    ==========    ==========
 Weighted average
  shares outstanding       4,938,842      4,740,427     4,934,370     4,730,440

Per share:
    Net income              $  0.05           0.02          0.08          0.02



The accompanying notes are an integral part of these consolidated financial statements

                      UFP Technologies, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Six months ended
                                                         ------------------------
                                                         June 30,        June 30,
                                                           1996            1995
                                                         --------        --------
Cash flows from operating activities:
  Net income                                            $    371,844           81,919
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                         694,404          640,482
       Net loss in affiliated partnership                      8,750           10,500
       Stock issued in lieu of compensation                   16,875           16,250
       Changes in operating assets and liabilities:
         Receivables, net                                  (316,817)          180,738
         Inventories                                       (223,011)        (245,880)
         Prepaid expenses                                     85,836           15,436
         Accounts payable                                    384,050        (504,207)
         Accrued expenses and payroll withholdings         (199,149)         (77,000)
         Retirement liability                                 30,000           30,000
                                                      --------------     ------------
   Net cash provided by operating activities                 852,782          148,238

Cash flows from investing activities:
    Additions to property, plant and equipment           (1,349,693)        (610,916)
    Decrease in cash surrender value of  officers
life                                                             --           206,281
      insurance
     Increase other assets                                  (21,357)         (25,545)
                                                      --------------     ------------
 Net cash used in investing activities                   (1,371,050)        (430,180)

Cash flows from financing activities:
     Net borrowings (repayment) under notes payable        (275,000)           79,132
     Principal repayments of long-term debt                 (91,352)         (29,890)
     Principal repayments of capital leases                (146,746)         (70,918)
     Proceeds from long term debt borrowings                       0          350,000
     Proceeds from capital lease obligation                  941,000                0
     Proceeds from sale of common stock                       11,900                0
                                                      --------------     ------------
  Net cash provided (used) by financing activities           439,802          328,324
                                                      --------------     ------------
Net change in cash and cash equivalents                     (78,466)           46,382

Cash and cash equivalents, at beginning of period            524,490          406,225
                                                      --------------     ------------
Cash and cash equivalents, at end of period             $    446,024          452,607
                                                      --------------     ------------

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

    The consolidated balance sheet as of June 30, 1996, the consolidated statements of operations for the three months ended and six months ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the three months ended and six months ended June 30, 1996 and 1995, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

    The results of operations for the three months ended and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

(2)  Inventory

   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:
                                                    June 30,      December 31,
                                                      1996            1995
                                                   (unaudited)     (audited)
                                                   -----------     ---------
   Raw materials ..............................     $1,827,713      1,724,537
   Work-in-process ............................        311,904        193,185
   Finished goods .............................        495,591        383,449
   Contract-in-process ........................         20,489        131,515
                                                    ----------     ----------
        Total Inventory .......................     $2,655,697      2,432,686
                                                    ==========     ==========


    Work-in-process and finished goods inventories consists of materials, labor and manufacturing overhead.

(3)  Common Stock

  At December 31, 1995, 668,500 options were outstanding under the Company's 1993 Stock Option Plan ("1993 Plan"). The purpose of these options are to provide long-term rewards and incentives to the Company's key employees, officers, employee directors, consultants and advisors. There were 51,500 options issued and 5,000 were exercised in the first six months of 1996 under the 1993 Plan, and 13,500 options expired. At June 30, 1996, 701,500 options were outstanding under the plan.

   At December 31, 1995, 22,500 options were outstanding under the Company's Non-Employee Director Plan. No options were issued, exercised or expired in the first six months of 1996 under the Director Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Three months ended June 30, 1996 and 1995

    The Company's net sales increased 22.0% to $10,084,000 in the 1996 period from $8,264,000 in the 1995 period. The increase was primarily attributable to an increase in sales volume of the Company's molded fiber products and specialty foam plastic products.

    Costs of sales as a percentage of sales improved to 75.4% in the 1996 period from 77.3% in the 1995 period. The improvement in the cost of sales margin was primarily attributable to continued volume and manufacturing efficiency improvements associated with the Company's molded fiber products.

    Selling, general and administrative expenses as a percentage of sales improved to 19.7% in the 1996 period from 20.5% in the 1995 period.

    Interest expense increased slightly during these respective periods primarily due to capital lease obligations associated with the Company's purchase of additional molded fiber equipment.

    Six months ended June 30, 1996 and 1995

    The Company's net sales increased 11.4% to $18,777,000 in the 1996 period from $16,851,000 in the 1995 period. The increase was primarily attributable to an increase in sales volume of the Company's molded fiber products and specialty foam plastic products. Sales in the 1996 period were impacted by a two-week planned shut down of the California molded fiber plant for installation of additional capacity, by increased seasonality associated with sales of molded fiber products for computer peripherals and other consumer products, and by adverse weather conditions, particularly in January 1996.

    Costs of sales as a percentage of sales improved to 75.9% in the 1996 period from 77.5% in the 1995 period. The improvement in the cost of sales margin was primarily attributable to continued volume and manufacturing efficiency improvements associated with the Company's molded fiber products.

    Selling, general and administrative expenses as a percentage of net sales improved to 19.7% in the 1996 period from 20.6% in the 1995 period.

   Interest expense increased slightly during these respective periods primarily due to capital lease obligations associated with the Company's purchase of additional molded fiber equipment.

Liquidity and Capital Resources

    At June 30, 1996 the Company's working capital was approximately $2,231,000, including $446,000 of cash and cash equivalents. In addition, the Company had a $3,500,000 bank revolving loan facility, of which $2,500,000 was outstanding at June 30, 1996. This facility was renewed on June 30, 1996 and the facility availability was increased to $4,500,000.

   During the six months ended June 31, 1996, operating activities provided the Company with approximately $853,000 of cash, primarily due to the quarterly profit, depreciation and amortization and an increase in accounts payables, which were partially offset by an increase in accounts receivables and inventory and a decrease in accrued expenses. The increases in accounts receivables, accounts payables and inventory was primarily due to the increase in product demand and sales.

  Cash used in investing activities of approximately $1,371,000 which was attributable to additions of property, plant and equipment. This amount was primarily attributable to the purchase of molded fiber manufacturing equipment which was installed late in the second quarter of 1996 at the Company's new Iowa facility.

  Net cash generated from financing activities totaled approximately $440,000, primarily due to an increase in long term capital lease obligations related to the new molded fiber manufacturing equipment which was partially offset by principal repayments of long term debt and capital lease obligations. In the first six months of 1996, the Company borrowed $941,000 under a 48 month capital lease arrangement.

    At June 30, 1996 the Company had approximately $978,000 outstanding under two mortgage notes and $275,000 outstanding under two equipment notes. At June 30, 1996 the current portion of these obligations, together with the Company's line of credit, totaled $2,686,000.

On June 30, 1996 the Company renewed its lending arrangement with BayBank of Boston. Under the terms of the renewal the revolving loan facility limit was increased from $3,500,000 to $4,500,000. And BayBank agreed to extend the Company an additional $2,000,000 equipment line of credit. The term of the agreement expires on June 30, 1997.

On July 8, 1996 the Company announced that it will increase the manufacturing capacity of its Iowa Moulded Fibre Technology plant by 50% by purchasing a second molded pulp packaging machine for the facility. The Company anticipates financing this obligation through an equipment note or a capital lease obligation provided by its primary lending institution.

Although at some point in the future the Company may seek additional debt or equity financing to fund its growth needs, management believes that cash generated from operations together with its existing resources, including its revolving loan facility and its new $2,000,000 equipment line, will be sufficient to fund its cash flow requirements through at least the next 12 months.

Additionally on July 8, 1996 the Company announced that it had been approved for listing on the Nasdaq National Market, and its stock began trading there effective July 8th.

                            PART II - OTHER INFORMATION

                       UFP TECHNOLOGIES, INC. AND SUBSIDIARY

Item 1   Legal Proceedings.

           No Material Litigation

Item 2   Changes in Securities.

           On June 28, 1996, the Company amended its Certificate of Incorporation to increase the number of its authorized shares of Common Stock, $.01 par value, from 10,000,000 to 20,000,000. The additional shares of Common Stock are part of the Company's existing class of Common Stock and, if and when issued, would have the same rights and privileges as the shares of Common Stock presently outstanding.

           Pursuant to Delaware corporate law, the board of directors is authorized to issue from time to time any and all authorized and unissued shares of Common Stock for any proper corporate purposes without prior stockholder approval, except as may be required for a particular transaction by the Company's Certificate of Incorporation, or by the rules of the Nasdaq Stock Market, or any other stock exchange on which the Company's securities may then be listed.

           The proposed increase in the number of authorized shares of Common Stock will give the Company greater flexibility by allowing shares of common stock to be issued by the board of directors without the delay and expense of a special meeting of stockholders. For example, the board of directors may deem it appropriate to make a private or public offering of the Common Stock in order to raise funds for working capital or other purposes, or the Common Stock may be issued to finance possible future acquisitions, or for distribution pursuant to employee benefit plans.

           The authority of the board of directors to issue the newly-authorized but unissued shares of Common Stock might be considered as having the effect of discouraging an attempt by another person or entity to effect a takeover or otherwise gain control of the Company, since the issuance of additional shares of Common Stock would dilute the voting power of the Common Stock then outstanding.

           The Company is not aware of any efforts to accumulate the Company's securities or to obtain control of the Company, and the Company has no present intention or agreement to issue any additional shares of Common Stock, other than pursuant to outstanding options. Furthermore, the increase in the number of authorized shares of Common Stock is not part of any plan by the Company to adopt a series of antitakeover measures, and the Company has no present intention of soliciting a stockholder vote on any such measures or series of measures.

Item 3   Defaults Upon Senior Securities.

           None

Item 4   Submission of Matters to a Vote of Security Holders.

           The Company held its Annual Meeting of Stockholders on June 6, 1996. At the meeting the stockholders elected the members of the Board of Directors of the Company. The votes for such matter were as follows:

                   Nominee             For        Withheld      Abstained
                   -------             ---        --------      ---------
             William H. Shaw         3,449,551     17,815           0
             Richard L. Bailly       3,449,651     17,715           0
             R. Jeffrey Bailly       3,449,651     17,715           0
             William C. Curry        3,449,651     17,715           0
             Eliot H. Sherman        3,449,651     17,715           0
             David L. Friedman       3,409,795     57,571           0
             T. Gordon Roddick       3,449,651     17,715           0
             Kenneth L. Gestal       3,449,651     17,715           0

           There were no broker non-votes in connection with the election of Directors.

           In addition the stockholders voted to increase the number of shares of $.01 par value Common Stock which the Corporation shall have the authority to issue from 10,000,000 shares to 20,000,000 shares. 3.422,320 votes were cast in favor of this amendment, 35,236 vote were cast against this amendment, 9,810 votes abstained and there were no broker non-votes regarding this amendment.

Item 5   Other Information.

           None

Item 6 Exhibits and Reports on Form 8-K.

            (a)  Exhibits furnished:

                 (3.01) Certificate of Amendment of Incorporation, as amended.

                 (10.38.7) First Amendment to Credit Agreement, dated May 31, 1995, between the Company and BayBank.

                 (10.38.8) Amended and Restated Revolving Credit Note, dated May 31, 1996, between the Company and BayBank.

                 (10.38.9) Amended and Restated Equipment Note, dated May 31, 1996, between the Company and BayBank.

                 (11) Statement Re: Computation of Earnings Per Share.

                 (27) Financial Data Schedule

           (b)   Reports on Form 8-K:

                 No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                       UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UFP TECHNOLOGIES, INC.
                                   (Registrant)


August 10, 1996        /s/    R. Jeffrey Bailly
- ---------------        --------------------------------------
Date                          R. Jeffrey Bailly
                              President, Chief Executive
                              Officer and Director



August 10, 1996         /s/   Paul J. Greenler
- ---------------        --------------------------------------
Date                          Paul J. Greenler
                              Chief Financial Officer