Form 10-Q
period 1996-09-30
UFP TECHNOLOGIES INC
filed 1996-11-13
CIK 914156

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the  quarterly  period ended  September  30, 1996 OR
                                  -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission File Number:            1-12648
                                   -------

                             UFP Technologies, Inc.
                             ---------------------
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

Yes _X_ No ___

As of November 10, 1996, 4,636,854 shares of registrant's Common Stock, $.01 par value, were outstanding.

                     UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                                     INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

        Consolidated Balance sheets
        September 30, 1996 and December 31, 1995                              1

        Consolidated Statements of Operations
        Three months ended and Nine months ended
        September 30, 1996 and 1995                                           2

        Consolidated Statements of Cash Flows
        Nine months September 30, 1996 and 1995                               3

        Notes to Consolidated Financial Statements                            4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 5

PART II - OTHER INFORMATION                                                   7

SIGNATURES                                                                    8

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                     UFP Technologies, Inc. and Subsidiary
                          Consolidated Balance Sheets


                                                          September 30,  December 31,
                                                              1996           1995
                                                            (Unaudited)    (Audited)
Assets:
Current Assets

  Cash                                                    $   603,899        524,490
  Receivables, net                                          5,768,460      4,944,541
  Inventories                                               2,511,005      2,432,686
  Prepaid expenses                                            154,268        322,627
  Deferred income tax                                         228,900        228,900
                                                            ---------      ---------
     Total current assets                                   9,266,532      8,453,244
Property, plant and equipment                              15,760,161     13,825,563
  less accumulated depreciation and amortization           (7,139,631)    (6,203,543)
                                                           ----------     ----------
     Net property, plant and equipment                      8,620,530      7,622,020
Cash surrender value of officers life insurance, net          343,990        343,990
Investments in and advances to affiliated  partnership        213,950        227,950
Deferred income taxes                                         113,110        113,110
Goodwill, net                                               3,584,441      3,740,321
Other assets                                                  312,685        293,888
                                                           ----------     ----------
      Total assets                                        $22,455,238     20,794,523
                                                           ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                           $ 2,200,000      2,775,000
  Current installments of long term debt                      187,713        183,919
  Current capital lease obligations                           580,151        297,536
  Accounts payable                                          2,187,300      1,814,807
  Accrued expenses and payroll withholdings                 1,909,598      1,430,396
                                                           ----------     ----------
     Total current liabilities                              7,064,762      6,501,658

Long term debt, excluding current installments              1,020,095      1,161,369
Capital lease obligations, excluding current installments   1,744,885      1,253,340
Retirement liability                                          484,896        439,896
                                                           ----------     ----------
      Total liabilities                                    10,314,638      9,356,263
Stockholders' Equity
  Preferred stock, $.01 par value.  Authorized
      1,000,000 shares; no shares issued                            0              0
  Common  stock,  $.01 par  value.  Authorized
      20,000,000  shares;  issued  and
      outstanding 4,636,854 shares at September 30, 1996
      and 4,626,854 shares at December 31, 1995                46,369         46,269
   Additional paid-in capital                               9,404,902      9,376,227
   Retained earnings                                        2,689,329      2,015,764
                                                           ----------     ----------
       Total stockholders' equity                          12,140,600     11,438,260
                                                           ----------     ----------
Total liabilities and stockholders' equity                $22,455,238     20,794,523
                                                          ===========     ==========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                     UFP Technologies, Inc. and Subsidiary
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                   Three months ended            Nine months ended
                                                   ------------------            -----------------
                                                  Sept.  30,     Sept.  30,   Sept.  30,     Sept.  30,
                                                     1996            1995         1996            1995
                                                 -----------    ----------    ----------     ----------


Net sales                                        $10,095,026     8,431,395    28,872,206     25,282,151
Cost of sales                                      7,458,925     6,372,646    21,712,658     19,437,660
                                                 -----------    ----------    ----------     ----------
    Gross profit                                   2,636,101     2,058,749     7,159,548      5,844,491
Selling, general and administrative expenses       1,997,396     1,712,983     5,701,464      5,184,789
                                                 -----------    ----------    ----------     ----------
     Operating income                                638,705       345,766     1,458,084        659,702
Other deductions:
   Interest expense                                  135,984       110,768       356,519        322,785
                                                 -----------    ----------    ----------     ----------
   Income before income taxes                        502,721       234,998     1,101,565        336,917
Incomes taxes                                        201,000             0       428,000         20,000
                                                 -----------    ----------    ----------     ----------
    Net income                                   $   301,721       234,998       673,565        316,917
                                                 ===========    ==========    ==========     ==========
Weighted average shares outstanding                4,961,728     4,722,591     4,958,043      4,729,506

Per share:
    Net income                                       $  0.06          0.05          0.14           0.07


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                     UFP Technologies, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                      Nine months ended
                                                                      -----------------
                                                                   Sept.  30,          Sept.  30,
                                                                      1996                1995
                                                                 ------------           ----------

Cash flows from operating activities:
  Net income                                                     $    673,565              316,917
  Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                1,091,968              984,073
       Net loss in affiliated partnership                              14,000               15,750
       Stock issued in lieu of compensation                            16,875               16,250
       Changes in operating assets and liabilities:
         Receivables, net                                           (823,919)            (563,583)
         Inventories                                                 (78,319)            (292,976)
         Prepaid expenses                                             168,359              108,825
         Accounts payable                                             372,493            (305,342)
         Accrued expenses and payroll withholdings                    479,202               67,602
         Retirement liability                                          45,000               45,000
                                                                  -----------            ---------
   Net cash provided by operating activities                        1,959,224              392,516

Cash flows from investing activities:
    Additions to property, plant and equipment                    (1,934,598)          (1,288,427)
    Decrease in cash surrender value of  officers life
      insurance                                                             -              234,914
     Increase other assets                                           (18,797)             (51,815)
                                                                  -----------            ---------
 Net cash used in investing activities                            (1,953,395)          (1,105,328)

Cash flows from financing activities:
     Net borrowings (repayment) under notes payable                 (575,000)              540,600
     Principal repayments of long-term debt                         (137,480)             (74,398)
     Principal repayments of capital leases                         (266,840)            (135,780)
     Proceeds from long term debt borrowings                                0              400,000
     Proceeds from capital lease obligation                         1,041,000                    0
     Proceeds from sale of common stock                                11,900                    0
                                                                  -----------            ---------
  Net cash provided by financing activities                            73,580              730,422
                                                                  -----------            ---------
Net change in cash                                                     79,409               17,610

Cash, at beginning of period                                          524,490              406,225
                                                                  -----------            ---------
Cash, at end of period                                            $   603,899              423,835
                                                                  ===========            =========

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

    The consolidated balance sheet as of September 30, 1996, the consolidated statements of operations for the three months ended and nine months ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

    The results of operations for the three months ended and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1996.

(2)  Inventory
   Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                     Sept. 30,      December 31,
                                        1996            1995
                                    (unaudited)      (audited)
                                    -----------     ------------
 Raw materials                       $1,919,797      1,724,537
 Work-in-process                        287,249        193,185
 Finished goods                         303,959        383,449
 Contract-in-process                          -        131,515
                                     ----------      ---------
      Total Inventory                $2,511,005      2,432,686
                                     ==========      =========

    Work-in-process and finished goods inventories consists of materials, labor and manufacturing overhead.

(3)  Common Stock
  At December 31, 1995, options to purchase 668,500 shares of common stock were outstanding under the Company's 1993 Stock Option Plan ("1993 Plan"). The purpose of these options are to provide long-term rewards and incentives to the Company's key employees, officers, employee directors, consultants and advisors. During the first nine months of 1996, 51,500 options to purchase shares were issued, 5,000 options to purchase shares were exercise, and 16,000 options to purchase shares expired. At September 30, 1996, there were options to purchase 699,000 shares of common stock outstanding under the plan.

   At December 31, 1995, options to purchase 22,500 shares of common stock were outstanding under the Company's Non-Employee Director Plan. During the first nine months of 1996, 15,000 options to purchase shares were issued, none were exercised and none expired under the Director Plan. At September 30, 1996, there were options to purchase 37,500 shares of common stock outstanding under this plan.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Three months ended September 30, 1996 and 1995

    The Company's net sales increased 19.7% to $10,095,000 in the 1996 period from $8,431,000 in the 1995 period. The increase was primarily attributable to an increase in sales volume of the Company's molded fiber products and specialty foam plastics products.

    Costs of sales as a percentage of sales improved to 73.8% in the 1996 period from 75.6% in the 1995 period. The improvement in the cost of sales margin was primarily attributable to continued volume and manufacturing efficiency improvements associated with the Company's molded fiber products.

    Selling, general and administrative expenses increased to $1,997,000
(19.8% of net sales) in the 1996 period from $1,713,000 (20.3% of net sales) in the 1995 period. The increase was associated primarily to the Company's efforts to increase sales at all three of their divisions, while the improvement in the percentage of net sales primarily relates to the fixed cost absorption over a higher sales level.

    Interest expense increased during these respective periods primarily due to capital lease obligations associated with the Company's purchase of additional molded fiber equipment.

    Nine months ended September 30, 1996 and 1995

    The Company's net sales increased 14.2% to $28,872,000 in the 1996 period from $25,282,000 in the 1995 period. The increase was primarily attributable to an increase in sales volume of the Company's molded fiber products and specialty foam plastics products.

    Costs of sales as a percentage of sales improved to 75.2% in the 1996 period from 76.9% in the 1995 period. The improvement in the cost of sales margin was primarily attributable to continued volume and manufacturing efficiency improvements associated with the Company's molded fiber products.

    Selling, general and administrative expenses increased to $5,701,000
(19.8% of net sales) in the 1996 period from $5,185,000 (20.5% of net sales) in the 1995 period. The increase was associated primarily to the Company's efforts to increase sales at all three of their divisions, while the improvement in the percentage of net sales primarily relates to the fixed cost absorption over a higher sales level.

    Interest expense increased during these respective periods primarily due to capital lease obligations associated with the Company's purchase of additional molded fiber equipment.


Liquidity and Capital Resources

    At September 30, 1996 the Company's working capital was approximately $2,202,000, including $604,000 of cash and cash equivalents. In addition, the Company had a $4,500,000 bank revolving loan facility, of which $2,200,000 was outstanding at September 30, 1996.

   During the nine months ended September 30, 1996, operating activities provided the Company with approximately $1,959,000 of cash, primarily due to net income, depreciation and amortization and an increase in accounts payables and accrued expenses, which were partially offset by an increase in accounts receivables. The increases in accounts receivables, accounts payables was primarily due to the increase in product demand and sales.

  Cash used in investing activities of approximately $1,953,000 was attributable to additions of property, plant and equipment. This amount was primarily attributable to the purchase of molded fiber manufacturing equipment which was installed late in the second quarter of 1996 at the Company's new Iowa facility.

  Net cash generated from financing activities totaled approximately $74,000, primarily due to an increase in long term capital lease obligations related to the new molded fiber manufacturing equipment which was partially offset by principal repayments of long term debt and capital lease obligations. In the first nine months of 1996, the Company borrowed $941,000 under a 48 month capital lease arrangement and entered into another $1,000,000 capital lease obligation associated with the purchase of an additional molded fiber manufacturing machine scheduled to be installed in late 1996. At September 30, 1996 $100,000 has been committed in progress payments.

    At September 30, 1996 the Company had approximately $963,000 outstanding under two mortgage notes and $244,000 outstanding under two equipment notes. At September 30, 1996 the current portion of these obligations, together with the Company's line of credit, totaled $2,388,000.

    On June 30, 1996 the Company renewed its lending arrangement with BayBank of Boston. Under the terms of the renewal the revolving loan facility limit was increased from $3,500,000 to $4,500,000. Additionally, BayBank agreed to extend the Company an additional $2,000,000 equipment line of credit. The term of the agreement expires on June 30, 1997.

    On July 8, 1996 the Company announced plans to increase the manufacturing capacity of its Iowa Moulded Fibre Technology plant by 50% by purchasing a second molded pulp packaging machine for the facility. The Company anticipates financing this obligation with its equipment line of credit.

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

Item 1   Legal Proceedings.

          No Material Litigation

Item 2   Changes in Securities.

          None

Item 3   Defaults Upon Senior Securities.

          None

Item 4   Submission of Matters to a Vote of Security Holders.

          None

Item 5   Other Information.

          None

Item 6 Exhibits and Reports on Form 8-K.

          (a)  Exhibits furnished:

               (11)  Statement Re:  Computation of Earnings Per Share.

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                     UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             UFP TECHNOLOGIES, INC.
                                  (Registrant)


November 10, 1996   /s/ R. Jeffrey Bailly
-----------------   ---------------------
Date                R. Jeffrey Bailly
                    President, Chief Executive
                    Officer and Director

November 10, 1996    /s/ Paul J. Greenler
-----------------   ---------------------
Date                 Paul J. Greenler
                     Chief Financial Officer