Form 10-K
period 1996-12-31
UFP TECHNOLOGIES INC
filed 1997-03-28
CIK 914156

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K
(Mark One)

      [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For fiscal year ended December 31, 1996 or

      [   ]    Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934)

      For the transition period from __________ to ____________.

      Commission File Number : 0-20967

                             UFP Technologies, Inc.
              (Exact Name of Company as Specified in Its Charter)

               Delaware                                       04-2314970
(State or Other Jurisdiction of Employer              (I.R.S Identification No.)
     Incorporation or Organization)

172 East Main Street, Georgetown, Massachusetts               01833-2107
     (Address of Principal Executive Offices)                 (Zip Code)

                                 (508) 352-2200
               (Company's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of Each Exchange on Which Registered
            None                                         None

     Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

      The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of March 24, 1997 was $7,658,986 based on the closing price of $4-5/8 on that date on the Nasdaq National Market. As of March 24, 1997, 4,647,604 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this Report.

                                     PART I

      Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as being applicable to all forward-looking statements wherever they appear in this report. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed in Item 7 below, as well as those discussed elsewhere herein.

ITEM 1.  BUSINESS

      UFP Technologies, Inc. (the "Company" or "UFP") designs and manufactures a broad range of high-performance cushion packaging and specialty foam products, and 100% recycled molded fiber packaging products for a variety of industrial and consumer markets. The Company is a leading U.S. manufacturer of custom-designed cushion foam packaging products and highly engineered specialty foam and laminated products. Its Moulded Fibre Technology subsidiary's ("MFT") products offer a functional and environmentally responsible alternative to plastic-based packaging products in the high volume consumer packaging market. The Company believes that MFT is the North American market leader in specialty, interior protective packaging applications of molded fiber.

      The Company's high-performance cushion packaging products are made primarily from polyethylene and polyurethane foams, and a wide range of sheet plastics. These products are custom designed and fabricated or molded to provide protection for fragile and valuable items, and are sold primarily to original equipment and component manufacturers in the computer, electronics, telecommunications, industrial, medical and pharmaceutical markets.

      The Company's molded fiber products are made primarily from 100% recycled paper, principally derived from waste newspaper. These products are custom designed, engineered and molded into shapes for packaging high volume consumer goods, including computer components, medical devices and other light electronics.

      In addition to packaging products, the Company fabricates and molds specialty products made from cross-linked polyethylene foam and other materials. The Company also laminates fabrics and other materials to cross-linked polyethylene foams, polyurethane foams and other substrates. The Company's specialty products include athletic and industrial safety belts, components for medical diagnostic equipment and shock absorbing inserts used in athletic and leisure footwear.

      The Company was incorporated in Massachusetts under the name United Packaging Corporation in 1963. The Company changed its name to United Foam Plastics Corporation in 1973 and to UFP Technologies, Inc. in October 1993. In November 1993, the Company reincorporated in Delaware. In December 1993, the Company completed an initial public offering of its Common Stock and acquired MFT. Unless the context otherwise requires, the term "Company" or "UFP" reflects the reincorporation of UFP Technologies, Inc. and refers to UFP Technologies, Inc. and its subsidiary, including MFT. The Company's principal offices are located at 172 East Main Street, Georgetown, Massachusetts 01833, and its telephone number is (508) 352-2200.

Recent Developments

      Expanded Molded Fiber Manufacturing Capacity. In order to accommodate growing demand for its molded fiber packaging products, during fiscal 1996, the Company substantially expanded its manufacturing capacity and geographic reach by doubling the capacity at its Gilroy, California facility, opening a new facility in Iowa to better serve its Midwestern based customers, and doubling the capacity at that facility during the year. The new equipment installed in these facilities represented fourth generation technology, resulting in significantly more cost effective and efficient manufacturing capabilities.

      Acquisition of Foam Cutting Engineers, Inc. ("FCE"). Effective January 1, 1997, the Company acquired substantially all of the properties and assets of Foam Cutting Engineers, Inc ("FCE"). FCE is engaged in the business of designing and manufacturing engineered foam plastics for packaging and specialty applications and is based in the Chicago suburb of Addison, Illinois. This acquisition expands the Company's geographic reach of its foam plastics business to the strategically important region of the Midwest.

      Expanded Molded Fiber Licensing Activity. In January 1997, the Company entered into a foreign licensing agreement with United Kingdom based Rexam PLC, one of Europe's largest packaging companies. The license expands the geographic reach of the Company's technology to the United Kingdom and Ireland. In the Far East, its China based licensee, Starlight Holdings, completed the installation of the Company's equipment and commenced operations in January, 1997.

Market Overview

      Packaging. The interior cushion packaging market is characterized by three primary segments: (1) custom fabricated or molded products for low volume, high fragility products; (2) molded or die cut products for high volume, consumer goods; and (3) loose fill and commodity packaging materials for products which do not require custom-designed packaging. Packaging products are used to contain, display and/or protect their contents during shipment, handling, storage, marketing and use. The Company serves both the low volume, high fragility market and the high volume industrial and consumer market with a range of product offerings but does not serve the lower-end loose fill and commodity packaging market.

      The low volume, high fragility market is generally characterized by annual production volumes of less than 50,000 pieces. Typical goods in this market include precision instruments, medical devices, sensitive electronic components and other high value industrial products that are very sensitive to shock, vibration and other damage that may occur during shipping and distribution. The principal materials used to package these goods include polyethylene and polyurethane foams, foam-in-place polyurethane and molded expanded polystyrene. Polyurethane foams and polyethylene foams have high shock absorbency, high resiliency and vibration damping characteristics.

      The higher volume consumer packaging market is generally characterized by annual production volumes in excess of 50,000 pieces. Typical goods in this market include toys, light electronics, computers and computer peripherals, stereo equipment and small appliances. These goods generally do not require as high a level of shock and vibration protection as goods in the low volume, high fragility market. The principal materials used to package these goods include various molded, rigid and foamed plastics, such as expanded polystyrene foam
(EPS), vacuum-formed polystyrene (PS) and polyvinyl chloride (PVC), and corrugated die cut inserts, which generally are less protective and less expensive than resilient foams. The Company believes that molded fiber is increasingly being used as an alternative medium to these materials.

      Engineered Specialty Products. Specialty applications of foam and other types of plastics are numerous and diverse. Examples of uses of specialty foam products include medical devices, toys, gaskets and carrying cases. Cross-linked polyethylene foams have many of the same properties as traditional polyethylene foams, including light weight, durability, resiliency and flexibility. Cross-linked foams also have many advantages over traditional foams, including the ability to be thermoformed (molded), availability in vibrant colors, a fine cell structure providing improved esthetics and lower abrasiveness, and enhanced resistance to chemicals and ultraviolet light. Certain grades of cross-linked foams are able to be radiation sterilized and have been approved by the U.S. Food and Drug Administration for open wound skin contact.

      Cross-linked foam can also be combined with other materials to increase product usages and market applications. For example, cross-linked foams can be laminated to fabrics to produce light weight, flexible and durable insoles for athletic and walking shoes, weight lifting and industrial safety belts, gun holsters, backpacks, and other products for the leisure, athletic and retail markets. The Company believes that, as a result of its many advantages, cross-linked foam and cross-linked foam laminated products are increasingly being used in a wide range of markets as substitutes for traditional rubber, leather and other product material alternatives.

      Regulatory Climate. The packaging industry has been subject to increasing user, industry, and legislative pressure to develop environmentally responsible packaging alternatives that reduce, reuse and recycle packaging materials. Government authorities have enacted legislation relating to source reduction, specific product bans, recycled content, recyclability requirements and "green marketing" restrictions.

      In order to provide packaging that complies with all regulations regardless of a product's destination, manufacturers have begun to seek packaging materials that meet both environmentally related demands and performance specifications. Some packaging manufacturers have responded by: reducing product volume and ultimate waste product disposal through reengineering traditional packaging products; adopting new manufacturing processes; participating in recovery and reuse systems for resilient materials that are inherently reusable; creating programs to recycle packaging following its useful life; and developing materials that use a high percentage of recycled content in their manufacture. The Company believes that environmental sensitivity in the packaging industry will continue to increase, and that a growing market exists for packaging products that address environmental concerns.

Products

      The Company's products include foam and plastic packaging products, molded fiber packaging products and specialty foam products.

      Foam and Plastic Packaging Products. The Company designs, manufactures and markets a broad range of packaging products primarily using polyethylene, polyurethane and cross-linked polyethylene foams and rigid plastics. These products are custom designed and fabricated or molded to provide optimum protection for less durable, higher value items, and are primarily sold to original equipment and component manufacturers in the computer, electronics, telecommunications, industrial, medical and pharmaceutical markets. Examples of the Company's packaging products include end cap packs for computers, corner blocks for telecommunications consoles, anti-static foam packs for printed circuit boards, die-cut inserts for attache cases and plastic trays for medical devices and components. Markets for these products are typically characterized by lower to moderate volumes where performance, such as shock absorbency and vibration damping, are valued.

      The Company's engineering personnel collaborate directly with customers to study and evaluate specific customer requirements. Based on the results of this evaluation, packaging products are engineered to customer specifications using various types and densities of materials with the goal of providing the desired protection for the lowest cost and with lowest package volume. The Company believes that its engineering expertise and breadth of product and manufacturing capabilities have enabled it to provide unique solutions to achieve these goals.

      Molded Fiber Packaging Products. The Company's molded fiber products provide customers with packaging solutions that are more responsive to increasingly stringent environmental packaging regulations worldwide and meet the rising demands of environmentally-aware consumers, while simultaneously meeting customer cost and performance objectives.

      Molded fiber packaging products serve markets traditionally served by expanded polystyrene (EPS), vacuum formed polystyrene (PS) and polyvinyl chloride (PVC), and manually assembled corrugated die cut inserts. The Company believes that molded fiber is currently one of the few environmentally responsible alternatives to these materials in the high volume interior packaging market.

      The markets for the Company's molded fiber packaging are characterized by high volume production runs and require rapid manufacturing turnaround times. Raw materials used in the manufacture of molded fiber are primarily recycled newspaper, a variety of other grades of recycled paper and water.

      The unique characteristics of molded fiber packaging can result in cost, space, shipping, labor and inventory savings to the customer. The Company's molded fiber products can be nested and, accordingly, provide significant storage volume reductions over competing foam products, resulting in shipping and inventory savings to the end user. Molded fiber has also experienced increasing demand as a replacement for manually assembled corrugated die cut inserts, which are in disfavor due to ergonomic and worker safety concerns caused by repetitive motion assembly operations. In addition, simplification of packaging assembly lines, previously using corrugated die cut inserts, through the use of molded fiber packaging can result in significant labor savings to manufacturers. Sales of the Company's molded fiber products have been to the computer, consumer electronics and medical industries.

      Specialty Foam Products. The Company specializes in highly engineered products that use the Company's close tolerance manufacturing capabilities and its expertise in various foam materials and lamination techniques, as well as the Company's ability to manufacture in clean room environments. The Company's specialty products are sold primarily to customers in the sporting goods, medical, leisure and footwear industries. These products include components for medical diagnostic equipment and shock absorbing inserts used in athletic and leisure footwear.

      The Company believes that it is one of the largest purchasers of cross-linked foam in the U.S. and as a result it has been able to establish important relationships with the relatively small number of suppliers of this product. Through its strong relationships with cross-linked foam suppliers, the Company believes that it is able to offer customers a wide range of cross-linked foam products.

      The Company also benefits from its ability to custom design its own proprietary manufacturing equipment in conjunction with its machinery suppliers. For example, the Company has custom designed its own flame lamination manufacturing machines allowing the Company to achieve aggressive bonds between cross-linked foam and fabric and other materials that do not easily combine. These specialty laminates typically command higher prices than traditional foam products.

Marketing and Sales

      The Company markets and sells its packaging and specialty products in the United States principally through direct regional sales forces comprised of skilled engineers. The Company also uses independent manufacturers representatives on a limited basis to sell its products in regions where it does not have coverage. The Company's sales engineers collaborate with customers and the Company's design and manufacturing experts to develop custom engineered solutions on a cost-effective basis. The Company also markets its products through attendance by in-house market specialists at trade shows and expositions. The Company has been experiencing growing sales of its molded fiber packaging products for computer peripherals and other consumer products. As a result, the Company believes that its sales are somewhat seasonal, with increased sales in the second half of the year.

      Internationally, the Company is seeking to establish exclusive licensing arrangements for the manufacture and distribution of its molded fiber product line with foreign companies for designated territories. The Company has entered into a license agreement with Hong Kong -based Starlight Holdings, covering Guandong Province, Peoples Republic of China and Hong Kong and United Kingdom-based Rexam PLC covering the United Kingdom and Ireland. Under these arrangements the manufacturer must pay the Company a lump sum royalty in exchange for the requisite equipment for production of molded fiber products and, thereafter, a continuing royalty for the right to manufacture and distribute molded fiber products in their respective territories. Starlight completed installation of the Company's equipment and commenced operations in January 1997. Rexam entered into its license agreement with the Company and began production under that license in January 1997.

Manufacturing

      The Company's manufacturing operations consist primarily of cutting, molding, vacuum forming, laminating and assembly. For custom molded foam products, the Company's skilled engineering personnel analyze specific customer requirements to design and build prototype products to determine product functionality. Upon customer approval, prototypes are converted to final designs for commercial production runs.

      Molded cross-linked foam products are produced in a thermoforming process using heat, pressure, and precision metal tooling.

      Cushion foam packaging products that are not cross-linked are fabricated by cutting shapes from blocks of foam using specialized cutting tools, router, hot wire equipment and assembling these shapes into the final product using a variety of form welding or gluing techniques. Products can be used on a stand-alone basis or bonded to another foam product or other material such as a corrugated medium.

      Laminated products are produced through a process whereby the foam medium is heated to the melting point. The heated foam is then typically bonded to a nonfoam material through the application of mechanical pressure.

      Molded fiber products are manufactured by vacuum forming a pulp of recycled or virgin paper materials onto custom engineered molds. With the application of vacuum and air, the molded parts are pressed and transferred to an in-line conveyorized dryer, from which they exit ready for packing or subsequent value added operations.

      The Company does not manufacture any of the raw materials used in its products. With the exception of certain grades of cross-linked foam, these raw materials are available from multiple supply sources. Although the Company relies upon a limited number of suppliers for cross-linked foam, the Company's relationships with such suppliers are good, and the Company expects that these suppliers will be able to meet the Company's requirements for cross-linked foam. Any delay or interruption in the supply of raw materials could have a material adverse effect on the Company's business.

Research and Development

      The Company's engineering personnel continually explore design and manufacturing techniques to meet the unique demands and specifications of its customers. In addition, the Company regularly undertakes customer-initiated engineering feasibility studies for which the Company is compensated regardless of whether such projects result in commercial production contracts. Because the Company's products tend to have short life cycles, research and development is an integral part of the Company's ongoing cost structure and such expenses are reflected in the Company's cost of sales and in general and administrative expenses.

Competition

      The packaging products industry is highly competitive. While there are several national companies that sell interior packaging, the Company's primary competition to date for its custom-designed cushion foam packaging products has been from smaller independent regional manufacturing companies. These companies generally market their products in specific geographic areas from neighboring facilities. In addition, the Company's foam packaging products compete against products made from alternative materials, including expanded polystyrene foams, die cut corrugated, plastic peanuts, plastic bubbles and foam-in-place urethane.

      MFT has been instrumental in developing the molded fiber cushion packaging market. However, the Company believes that its competitors, some of whom have substantially greater resources than the Company, are developing and selling competing molded fiber packaging products. Moreover, the Company's molded fiber products face intense competition from other products, particularly those made from molded plastic and corrugated mediums, that currently dominate the consumer cushion packaging market and are manufactured by a wide range of companies.

      Competition in the engineered specialty foam products industry is also highly competitive. The Company's specialty foam products face competition primarily from smaller companies that typically concentrate on production of specialty products for specific industries. The Company expects that additional companies will enter the market for engineered specialty foam products as the market expands. The Company believes that its engineering expertise, its ability to combine foams with other materials such as plastics and laminates and its ability to manufacture products in a clean room environment will enable it to continue to compete effectively in the engineered specialty foam products market. The Company's specialty products also compete with products made from a wide range of other materials, including rubber, leather and other foams.

      The Company believes that its customers typically select vendors based primarily on price, product performance, product reliability and customer service. The Company believes that it is able to compete effectively with respect to these factors in each of its targeted markets.

Patents and Other Proprietary Rights

      The Company relies upon trade secret and patent protection to protect its technology. The Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and will continue to make efforts to obtain patents, when available, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will be upheld if challenged.

      The Company has one U.S. patent and one U.S. patent application pending relating to its molded fiber technology (including certain proprietary machine designs) and has preserved foreign patent rights with respect to this patent and patent application in certain foreign countries. The Company also has obtained ten U.S. patents and has one U.S. patent application pending relating to its foam and packaging technologies. There can be no assurance that any of the Company's patent applications will be granted or that any patent or patent application of the Company will provide significant protection for the Company's products and technology.

      The Company has expanded the geographic reach of its molded fiber products by licensing its molded fiber patents and technology on an exclusive basis to Rexam in the United Kingdom and Starlight in China, covering the manufacture and sale of molded fiber products in the United Kingdom, Ireland, China and certain other Asian countries. See "Marketing and Sales."

Environmental Considerations

      In addition to offering molded fiber packaging products made from recycled paper, derived primarily from post consumer newspaper waste, the Company actively promotes its philosophy of reducing product volume and resulting post-user product waste. The Company designs products to provide optimum performance with minimum material. In addition, the Company actively participates in a recovery and reuse program for certain of its plastic packaging products. The Company is aware of public opposition to environmentally incompatible packaging and other products and that future government action may impose restrictions affecting the industry in which the Company operates. There can be no assurance that any such action will not adversely impact the Company's products and business.

Backlog

      The Company's backlog as of March 1, 1997, and March 1, 1996 totaled approximately $8.3 million and $8.0 million, respectively. Backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in backlog may be canceled or rescheduled by customers without significant penalty. Backlog as of any particular date should not be relied upon as indicative of the Company's revenues for any period.

Employees

      As of March 1, 1997, the Company had 370 full time employees, including 20 in engineering, 290 in manufacturing operations, 33 in marketing, sales and support services, and 27 in general and administration. The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

      The following table presents certain information relating to each of the Company's properties:


Location                      Square Feet        Lease Expiration  Date       Principal Use
--------                      -----------        ----------------------       -----------------------------------------
Georgetown, Massachusetts     54,000             (owned by the                Headquarters, fabrication, moldings, test
                                                 Company)                     lab, clean room and engineering

Decatur, Alabama(1)           36,000             12/31/98                     Fabrication and engineering

Pawcatuck, Connecticut        39,000             12/31/99                     Fabrication and engineering

Kissimmee, Florida(1)         37,400             7/31/99                      Fabrication, molding, test lab and engineering

Atlanta, Georgia(2)           55,530             10/31/99                     Fabrication, molding and engineering

Haverhill, Massachusetts(2)   38,372             2/28/98                      Flame lamination

Raritan, New Jersey(2)        67,125             2/28/98                      Fabrication, molding, test lab, clean room
                                                                              and engineering

Gilroy, California(2)         35,850             5/1/99                       Molded fiber operations and engineering

Scarborough, Maine            24,625             5/31/01                      MFT headquarters, molded fiber operations and
                                                                              engineering

Clinton, Iowa                 30,000             7/1/01                       Molded fiber operations

Addison, Illinois(3)          30,000             2/28/00                      Fabrication and engineering

West Chicago, Illinois        2.76 acres         (owned by the                Undeveloped land
                                                 Company)

--------------------

(1) United Development Company Limited, a Florida limited partnership and an affiliate of certain officers, directors and stockholders of the Company, is the lessor of these properties. United Development and the Company have agreed in principle to extend the Kissimmee, Florida lease to July 31, 1999 but no written agreements to that effect have been made as of March 24, 1997.

(2) The Company has an option to extend the term of this lease for a period of five years.

(3) The Company has two options to extend the term of this lease for periods of two years.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

      None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

      The Company's Common Stock, $.01 par value (the "Common Stock"), was listed on the Nasdaq Small Cap Market under the symbol "UFPT" and on the Boston Stock Exchange under the symbol "UFP" from December 17, 1993 to July 8, 1996. Thereafter, the Company's Common Stock has been listed on the Nasdaq National Market. The following table sets forth the range of high and low, bid and asked quotations for the Common Stock as reported by Nasdaq for the quarterly periods from January 1, 1995 to December 31, 1996.


                                                                      Bid                         Asked
                                                          ---------------------           ------------------
                                                          High              Low           High           Low
                                                          ----              ---           ----           ---
Fiscal Year Ended December 31, 1995
First Quarter ............................................4                 1-7/8          4-3/8         2-1/4
Second Quarter............................................3-7/8             2-5/8          4             2-7/8
Third Quarter                                             3-7/8             2-1/2          4             2-3/4
Fourth Quarter............................................4                 2-5/8          4             2-5/8

Fiscal Year Ended December 31, 1996
First Quarter ............................................4-1/4              2-7/8         4-1/2         3
Second Quarter............................................5-7/8              3-1/8         6-3/4         3-1/2
Third Quarter                                             5-7/8              4             6-1/8         4-3/4
Fourth Quarter............................................6                  4-1/2         6-1/4         4-3/4

Number of Stockholders

      As of March 1, 1997, there were approximately 140 holders of record of the Company's Common Stock.

Dividends

      The Company did not pay any dividends in 1996. Although prior to becoming a public company in December 1993, the Company had from time to time paid cash dividends on its capital stock, the Company presently intends to retain all of its earnings to provide funds for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

                                                                  Year Ended December 31
                                             -------------------------------------------------------------------
                                             1992           1993           1994           1995            1996
                                                           (In thousands except per share data)
Consolidated Statement of Operations
Data:
Net sales......................              29,205         30,503         31,907         34,096          39,359
Cost of Sales..................              22,748         23,634         25,347         26,022          29,447
                                             ------         ------         ------         ------          ------
     Gross profit..............               6,457          6,969          6,560          8,074           9,912
Selling, general and administration
     expenses..................               5,416          6,008          7,855          6,979           7,818
                                             ------         ------         ------         ------          ------
     Operating income (loss)...               1,041            861         (1,295)         1,095           2,094
Other deductions
     Interest expense                           292            316            339            438             485
     Equity in net (income) loss of
     unconsolidated affiliates and               58            (22)           (18)           (18)            (20)
     partnership
     Other, net                                 338            168            853             19             (39)
                                             ------         ------         ------         ------          ------
         Total other deductions                 688            462          1,174            439             426
         Income (loss) before income
         taxes and discontinued                 353            399         (2,469)           656           1,668
         operations
Income tax benefit (expense)...                (141)          (300)           (45)           232            (406)
                                             ------         ------         ------         ------          ------
         Income (loss) from continuing          212             99         (2,514)           888           1,262
                                             ------         ------         ------         ------          ------
         operations
Loss from discontinued operations(1)            160            298            -               -               -
                                             ------         ------         ------         ------          ------
     Net income (loss).........                  52           (199)        (2,514)           888           1,262
                                             ======         ======         ======         ======          ======
Earnings (loss) per share
         Continuing operations.                0.09           0.04          (0.55)          0.19            0.26
         Discontinued operations              (0.07)         (0.11)           -               -              -
                                             ------         ------         ------         ------          ------
         Net income (loss) per share           0.02          (0.07)         (0.55)          0.19            0.26
                                             ======         ======         ======         ======          ======
         Weighted average number of
         shares outstanding....               2,421          2,670          4,598          4,737           4,874


                                                                         December 31
                                             ----------------------------------------------------------------
                                               1992          1993(2)        1994           1995         1996
Consolidated Balance Sheet Data:
Working Capital                               1,433          3,095          1,444          1,952        2,488
Total assets                                 11,366         20,247         19,142         20,795       22,900
Short-term debt                               2,174            857          2,766          3,257        2,455
Long-term debt, excluding current             1,751          1,913          1,603          2,414        3,223
portion
Stockholders' equity                          3,947         12,223         10,534         11,438       12,729

--------------------
(1) Loss from discontinued operations is attributable to losses from the operations of Re-Source America, Inc., in which the Company held a 45% interest. On September 30, 1993 this investment was written down to zero and its interest was distributed as a dividend to the Company's Stockholders.

(2) Reflects the completion of the Company's initial public offering and the acquisition of MFT. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS.


         The Company designs, manufactures and sells a broad range of engineered foam, plastic and molded fiber cushion packaging products, and specialty foam products for a variety of industrial and consumer markets. The Company's results of operations over the past three years have been significantly affected by start-up costs associated with the Company's acquisition in December 1993 of the molded fiber cushion packaging product line of MFT, made primarily from 100% recycled paper, and the growth of that business during 1994, 1995 and 1996. Primarily as a result of the successful integration of MFT and improvements in MFT technology, the Company's net sales increased to $39.4 million in 1996 from $34.1 million in 1995 and $31.9 million in 1994, and the Company's net income increased to $1.3 million in 1996 as compared to $888,000 in 1995 and a net loss of $2.5 million in 1994. The Company expects that its molded fiber packaging business will continue to grow in 1997 and plans to increase its manufacturing capacity to support this growth. However, there can be no assurance that the Company's molded fiber business will continue to grow as anticipated. A significant portion of the Company's sales of molded fiber products are sold to manufacturers of computer peripherals and other consumer products. As a result, the Company believes that its sales are somewhat seasonal, with increased sales in the second half of the year.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of revenues represented by the items as shown in the Company's consolidated statements of operations.



                                                                         Years Ended December 31,
                                                             -----------------------------------------------
                                                             1996                 1995                  1994
                                                             ----                 ----                  ----

Net sales........................................            100.0                100.0                 100.0
Cost of sales....................................             74.8                 76.3                  79.4
     Gross profit................................             25.2                 23.7                  20.6
Selling general and administrative expenses......             19.9                 20.5                  24.6
     Operating income (loss).....................              5.3                  3.2                  (4.0)
Total other deductions...........................              1.1                  1.3                   3.7
Income (loss) before income taxes................              4.2                  1.9                  (7.7)
(Provision) benefit for income taxes.............             (1.0)                 0.7                  (0.1)
Net income (loss) from continuing operations.....              3.2                  2.6                  (7.8)

         1996 Compared with 1995.

         The Company's net sales increased 15.4% to $39.4 million in 1996 from $34.1 million in 1995. The increase in net sales was primarily attributable to increased sales volume of the Company's molded fiber packaging products.

         Cost of sales as a percentage of net sales decreased to 74.8% in 1996 from 76.3% in 1995. The improvement in the cost of sales margin was primarily attributable to increased sales of molded fiber products as a percentage of total net sales and manufacturing efficiency improvements associated with the Company's molded fiber products.

         Selling, general and administrative dollar expenses increased $0.8 million or 11.4% from the prior year to $7.8 million but decreased as a percentage of net sales to 19.9% in 1996 from 20.5% of net sales in 1995. The dollar increase was primarily attributable to increased commissions associated with higher sales levels.

         Interest expense increased 10.7% to $485,000 (1.2% of net sales) in 1996 from $438,000 (1.3% of net sales) in 1995. The increase was primarily attributable to an increase in the Company's long term capital lease obligations.

         The income tax expense was $406,000 in 1996 compared to a benefit of $232,000 in 1995. Both of these periods were positively effected by the realization of net operating loss carryforwards and the reduction of the Company's valuation allowance for deferred income taxes associated with the unrestricted remaining loss carryforwards. This reduction in the valuation allowance reflected the Company's improved operating performance, which has resulted in the likelihood that the Company will be able to benefit from its deferred income taxes. See Note 9 to the Company's Consolidated Financial Statements.

         1995 Compared with 1994. The Company's net sales increased 6.9% to $34.1 million in 1995 from $31.9 million in 1994. The increase in net sales was primarily attributable to increased sales volume of the Company's molded fiber packaging products, which was partially offset by a slight decrease in sales volume in the Company's foam and plastic business.

         Costs of sales as a percentage of net sales decreased to 76.3% in 1995 from 79.4% in 1994. The improvement in the cost of sales margin was primarily attributable to volume and manufacturing efficiency improvements associated with the Company's molded fiber products.

         Selling, general and administrative expenses decreased 11.2 % to $7.0 million (20.5% of net sales) in 1995 from $7.9 million (24.6% of net sales) in 1994. The 1994 expenses included costs associated with the integration of the Company's MFT operations, the start-up of MFT's molded fiber facility in California and approximately $339,000 of expenses associated with severance, plant relocation and foreign licensing set-up costs. The reduction of selling, general and administrative expenses also reflects lower payroll costs associated with the Company's realignment of its management structure.

         Interest expense increased 29.2% to $438,000 (1.3% of net sales) in 1995 from $339,000 (1.1% of net sales) in 1994. The increase was primarily attributable to an increase in the Company's average short term borrowings under its bank line of credit.

         Other expense decreased to $19,000 in 1995 from $853,000 in 1994. The 1994 expense was primarily attributable to a write down and disposal of the Company's first generation molded fiber equipment at its Maine facility. The Company replaced that equipment with new equipment during 1995.

         The Company had an income tax benefit of $232,000 in 1995 as compared to an income tax expense of $45,000 in 1994. The Company's income tax benefit in 1995 was primarily attributable to the offset of the Company's taxable income by the Company's net operating loss carryforwards and the reduction of the Company's valuation allowance for deferred income taxes associated with the unrestricted remaining loss carryforwards. This reduction in the valuation allowance reflected the Company's improved operating performance, which has resulted in the increased likelihood that the Company will be able to benefit from its deferred income taxes. See Note 9 to the Company's Consolidated Financial Statements.

Liquidity and Capital Resources

         For the last three years, the Company has funded its operations through internally generated cash flow, long-term debt, a commercial bank revolving loan facility and sales of common stock. In December 1993, and January 1994, the Company received net proceeds of $6,300,000 and $807,000, respectively, from the initial public offering of its common stock.

         At December 31, 1996 the Company had net working capital of $2,488,000, including $144,000 of cash and cash equivalents. In addition, the Company has a $4,500,000 revolving bank line of credit that is due on demand, of which $1,400,000 was outstanding at December 31, 1996. The Company drew down an additional

$1,500,000 from this facility in January 1997 to finance the acquisition of Foam Cutting Engineers, Inc. ("FCE"). See Note 17 to the Company's Consolidated Financial Statements.

         During 1996 the Company's net change in cash and cash equivalents was $381,000, including net cash provided from operations of $3.0 million and net cash used in investing activities of $3.4 million.

         Net cash provided by operating activities was primarily attributable to the Company's net income and depreciation and amortization expenses. Net cash used in investing activities included $3.4 million of capital expenditures, primarily to purchase additional equipment to support the growth of the Company's molded fiber packaging operations. Net cash provided from financing activities included net borrowings of $1.4 million which was primarily attributable to two capital lease obligations. At December 31, 1996, the Company had $946,000 outstanding under two mortgage notes, $175,000 outstanding under an equipment note, $38,000 outstanding under a leasehold improvement loan and $3.1 million outstanding under seven capital leases. At December 31, 1996, the current portion of these obligations was $1,055,000.

         While the Company has no significant capital commitments, the Company plans to add molded fiber packaging manufacturing capacity in 1997 and anticipates that it will incur capital expenditures of at least $2.0 million for equipment improvements. The Company expects to finance this expansion from cash flow from operations, its revolving line of credit, and, if necessary, an increase in its equipment financing and additional bank borrowings. Although the Company believes that it will be able to obtain the necessary financing for this expansion, there can be no assurance that such financing will be available on favorable terms, if at all. The Company also may consider the acquisition of corporations, technologies or products in 1997 which are complementary to its business. The Company believes that its existing resources, including its revolving loan facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the end of 1997.

Factors That May Affect Future Results

         From time to time, information provided by the Company or statements made by its employees may contain "forward-looking information" which involve risks and uncertainties. In particular, statements contained in this report and in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts (including, but not limited to, statements concerning the anticipated growth of the molded fiber packaging business, the expectation that an increase in equipment financing and additional bank borrowings will be available to the Company and the availability of funds to meet cash requirements) may be "forward-looking" statements. The Company's actual results may differ significantly from those stated in any forward-looking statements. Factors that may cause such differences include, but are not limited to, risks associated with the development of the market for molded fiber packaging, the successful integration of FCE or any future acquisition, if any, competition and general economic factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended December 31, 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

      The information required by this Item 11 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item 12 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1)       FINANCIAL STATEMENTS


                                                                                                        Page

      Index to Consolidated Financial Statements and Financial
        Statement Schedules ........................................................................    F-1
      Independent Auditors' Report..................................................................    F-2
      Consolidated Balance Sheets as of December 31, 1996 and 1995..................................    F-3
      Consolidated Statements of Operations for the years ended
        December 31, 1996, 1995, and 1994...........................................................    F-4
      Consolidated Statements of Stockholders' Equity for the years ended
        December 31, 1996, 1995 and 1994............................................................    F-5
      Consolidated Statements of Cash Flows for the years ended
        December 31, 1996, 1995, and 1994...........................................................    F-6
      Notes to Consolidated Financial Statements....................................................    F-7

(A) (2)       FINANCIAL STATEMENT SCHEDULES

      Independent Auditors Report on Supplementary Information......................................    F-19
      Schedule II   - Valuation and Qualifying Accounts.............................................    F-20

      Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY
   Index to Consolidated Financial Statements and Financial Statement Schedule


                                                                                          Page
Independent Auditors' Report                                                              F-2


Consolidated Balance Sheets as of December 31, 1996 and 1995                              F-3


Consolidated Statements of Operations for the Years Ended December 31, 1996,
     1995 and 1994                                                                        F-4


Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
     1996, 1995 and 1994                                                                  F-5


Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
     1995 and 1994                                                                        F-6


Notes to Consolidated Financial Statements                                                F-7


Schedule

Independent Auditors' Report on Supplementary Information                                F-19

Schedule II - Valuation and Qualifying Accounts                                          F-20

                          Independent Auditors' Report


The Board of Directors and Stockholders
UFP Technologies, Inc.:

We have audited the consolidated balance sheets of UFP Technologies, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UFP Technologies, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                               [SIGNATURE KPMG Peat Marwick LLP]


Boston, Massachusetts
February 7, 1997

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                                                                December 31,
                                                                                         ------------------------------
                    Assets (note 7)                                                          1996               1995
                    ------                                                                   ----               ----
Current assets:
     Cash and cash equivalents                                                           $   143,531            524,490
     Receivables, net (note 3)                                                             5,602,202          4,944,541
     Inventories (note 4)                                                                  2,585,560          2,432,686
     Prepaid expenses                                                                        239,093            322,627
     Deferred income taxes (note 9)                                                          365,000            228,900
                                                                                         -----------         ----------
              Total current assets                                                         8,935,386          8,453,244
                                                                                         -----------         ----------

Property, plant and equipment (notes 5 and 13)                                            17,201,709         13,825,563
     Less accumulated depreciation and amortization                                       (7,486,126)        (6,203,543)
                                                                                         -----------         ----------
              Net property, plant and equipment                                            9,715,583          7,622,020
                                                                                         -----------         ----------

Cash surrender value of officers' life insurance, net of loans
     of $13,595 in 1996 and 1995                                                             325,161            343,990
Investment in and advances to affiliated partnership (note 6)                                226,887            227,950
Deferred income taxes (note 9)                                                               801,000            113,110
Goodwill, net (note 1)                                                                     2,577,491          3,740,321
Other assets                                                                                 318,370            293,888
                                                                                         -----------         ----------
              Total assets                                                               $22,899,878         20,794,523
                                                                                         ===========         ==========

     Liabilities and Stockholders' Equity
     ------------------------------------

Current liabilities:
     Notes payable (note 7)                                                               $1,400,000          2,775,000
     Current installments of long-term debt (note 7)                                         394,825            183,919
     Current capital lease obligations (note 13)                                             660,192            297,536
     Accounts payable                                                                      2,215,030          1,814,807
     Accrued expenses and payroll withholdings (note 8)                                    1,776,926          1,430,396
                                                                                         -----------         ----------
              Total current liabilities                                                    6,446,973          6,501,658

Long-term debt, excluding current installments (note 7)                                      764,256          1,161,369
Capital lease obligations, excluding current installments (note 13)                        2,459,261          1,253,340
Retirement liability (note 12)                                                               499,896            439,896
                                                                                         -----------         ----------
              Total liabilities                                                           10,170,386          9,356,263
                                                                                         -----------         ----------

Commitments and contingencies (note 13)

Stockholders' equity (notes 10 and 11):
     Preferred stock, $.01 par value.  Authorized
        1,000,000 shares; no shares issued or outstanding                                      -                  -
     Common stock, $.01 par value. Authorized 20,000,000 shares and 10,000,000 shares in 1996 and 1995, respectively; issued and outstanding 4,636,854 shares in
        1996 and 4,626,854 shares in 1995                                                     46,369             46,269
     Additional paid-in capital                                                            9,404,902          9,376,227
     Retained earnings                                                                     3,278,221          2,015,764
                                                                                         -----------         ----------
              Total stockholders' equity                                                  12,729,492         11,438,260
                                                                                         -----------         ----------

              Total liabilities and stockholders' equity                                 $22,899,878         20,794,523
                                                                                         ===========         ==========


See accompanying notes to consolidated financial statements.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations


                                                                                     Years ended December 31,
                                                                           --------------------------------------------
                                                                              1996             1995            1994
                                                                              ----             ----            ----

Net sales                                                                  $39,359,066       34,096,235      31,906,856
Cost of sales                                                               29,446,979       26,022,457      25,346,401
                                                                           -----------       ----------      ----------
        Gross profit                                                         9,912,087        8,073,778       6,560,455

Selling, general and administrative expenses                                 7,818,451        6,979,165       7,855,403
                                                                           -----------       ----------      ----------

        Operating income (loss)                                              2,093,636        1,094,613      (1,294,948)
                                                                           -----------       ----------      ----------

Other income (deductions):
    Interest expense                                                          (484,958)        (437,978)       (338,875)
    Equity in net income of unconsolidated affiliate and partnership            19,937           17,541          17,949
    Other, net (note 15)                                                        39,842          (18,719)       (852,674)
                                                                           -----------       ----------      ----------
        Total other deductions                                                (425,179)        (439,156)     (1,173,600)
                                                                           -----------       ----------      ----------

        Income (loss) before income tax benefit (expense)                    1,668,457          655,457      (2,468,548)

Income tax benefit (expense) (note 9)                                         (406,000)         232,244         (45,000)
                                                                           -----------       ----------      ----------

        Net income (loss)                                                  $ 1,262,457          887,701      (2,513,548
                                                                           ===========       ==========      ==========

Weighted average common shares outstanding                                   4,874,125        4,734,247       4,598,076
                                                                           ===========       ==========      ==========

Per share data:
    Net income (loss)                                                      $      0.26             0.19           (0.55)
                                                                           ===========       ==========      ==========

See accompanying notes to consolidated financial statements.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994


                                                   Common stock             Additional                          Total
                                               -------------------            paid-in        Retained        stockholders'
                                               Shares        Amount           capital        earnings           equity
                                               ------        ------           -------        --------           ------

Balance at December 31, 1993                  4,451,133    $    44,511   $    8,536,471   $     3,641,611   $   12,222,593

    Sale of common stock through
       incentive stock option plan                4,168             42            7,377              -               7,419
    Sale of common stock                        160,301          1,603          805,114              -             806,717
    Stock issued in lieu of compensation          6,252             63           11,065              -              11,128
    Net loss                                       -              -                -           (2,513,548)      (2,513,548)
                                              ---------    -----------   --------------   ---------------   --------------

Balance at December 31, 1994                  4,621,854         46,219        9,360,027         1,128,063       10,534,309

    Stock issued in lieu of compensation          5,000             50           16,200              -              16,250
    Net income                                     -              -                -              887,701          887,701
                                              ---------    -----------   --------------   ---------------   --------------

Balance at December 31, 1995                  4,626,854         46,269        9,376,227         2,015,764       11,438,260

    Sale of common stock through
       incentive stock option plan                5,000             50           11,850              -              11,900
    Stock issued in lieu of compensation          5,000             50           16,825              -              16,875
    Net income                                     -              -                -            1,262,457        1,262,457
                                              ---------    -----------   --------------   ---------------   --------------

Balance at December 31, 1996                  4,636,854    $    46,369   $    9,404,902   $     3,278,221   $   12,729,492
                                              =========    ===========   ==============   ===============   ==============

See accompanying notes to consolidated financial statements.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows


                                                                                     Years ended December 31,
                                                                           ---------------------------------------------
                                                                               1996             1995            1994
                                                                               ----             ----            ----
Cash flows from operating activities:
    Net income (loss)                                                      $ 1,262,457          887,701      (2,513,548)
    Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
          Depreciation and amortization                                      1,498,123        1,241,550       1,191,980
          Equity in net income of unconsolidated
              affiliate and partnership                                        (19,937)         (17,541)        (17,949)
          Loss on disposal of property, plant and equipment                         -             1,304         852,803
          Stock issued in lieu of compensation                                  16,875           16,250          11,128
          Deferred income taxes                                                131,000         (291,600)        (94,611)
          Changes in operating assets and liabilities:
              Receivables, net                                                (657,661)        (372,745)        110,406
              Inventories                                                     (152,874)          11,084        (367,893)
              Prepaid expenses                                                  83,534          (43,874)         15,991
              Refundable income taxes                                             -              -               21,224
              Accounts payable                                                 400,223         (435,621)     (1,147,299)
              Accrued expenses and payroll withholdings                        346,530           19,061         155,460
              Retirement liability                                              60,000           60,000          60,000
                                                                           -----------       ----------      ----------
                     Net cash provided by (used in) operating activities     2,968,270        1,075,569      (1,722,308)
                                                                           -----------       ----------      ----------

Cash flows from investing activities:
    Additions to property, plant and equipment                              (3,376,146)      (2,415,334)     (1,598,491)
    Decrease (increase) in cash surrender value of officers' life insurance     18,829          218,453         (91,686)
    (Increase) decrease in other assets                                        (32,182)         (83,153)         12,818
    Payments received on advances to affiliated company                         21,000           21,000          22,750
                                                                           -----------       ----------      ----------
                     Net cash used in investing activities                  (3,368,499)      (2,259,034)     (1,654,609)
                                                                           -----------       ----------      ----------

Cash flows from financing activities:
    Net borrowings (repayments) under notes payable                         (1,375,000)         210,600       2,364,400
    Principal repayments of long-term debt                                    (186,207)        (119,422)       (640,319)
    Principal repayments of obligations under capital leases                  (372,423)        (189,448)       (124,066)
    Proceeds from long-term borrowings                                            -             400,000            -
    Proceeds from long-term capital leases                                   1,941,000        1,000,000            -
    Proceeds from sale of common stock                                          11,900               -          814,136
                                                                           -----------       ----------      ----------
                     Net cash provided by financing activities                  19,270        1,301,730       2,414,151
                                                                           -----------       ----------      ----------

Net change in cash and cash equivalents                                       (380,959)         118,265        (962,766)

Cash and cash equivalents, beginning of year                                   524,490          406,225       1,368,991
                                                                           -----------       ----------      ----------

Cash and cash equivalents, end of year                                     $   143,531          524,490         406,225
                                                                           ===========       ==========      ==========

See accompanying notes to consolidated financial statements.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995


(1)    Summary of Significant Accounting Policies

       (a) Principles of Consolidation
       The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc. and its wholly owned subsidiary Moulded Fibre Technology, Inc. (MFT). All significant intercompany balances and transactions have been eliminated in consolidation.

       (b) Nature of Operations
       UFP Technologies, Inc. designs and manufactures a broad range of packaging and specialty foam products for a variety of industrial and consumer markets.

       (c) Inventories
       Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

       (d) Property, Plant and Equipment
       Property, plant and equipment are stated at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for income tax purposes.

       Estimated useful lives of property, plant and equipment are as follows:

                Leasehold improvements                     Life of the lease
                Buildings and improvements                 31.5 years
                Equipment                                  8-10 years
                Furniture and fixtures                     5 - 7 years

       (e) Income Taxes
       The Company follows the asset and liability method of accounting for income taxes whereby deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (f) Investments in Realty Partnerships
       The Company has invested in two realty limited partnerships, Lakeshore
           Estates Associates and United Development Company Limited. These investments are stated at cost, plus or minus the Company's proportionate share of the limited partnerships' income or losses less any distributions received from the limited partnerships. The Company has recognized its share of Lakeshore Estates Associates' losses only to the extent of its original investment in and advances to this partnership.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

       (g) Goodwill
       The goodwill recorded in connection with the acquisition of MFT is being amortized on a straight-line basis over a 20 year period. Accumulated amortization was $636,364 and $428,524 as of December 31, 1996 and 1995, respectively. In 1996 and 1995, a charge in lieu of taxes of $954,990 and $75,400, respectively, was allocated to reduce goodwill.

       The Company assesses the recoverability of this intangible asset by determining whether the amortization of the balance over its remaining life can be recovered through projected future results. Goodwill impairment is measured based on projected undiscounted cash flows over the asset's remaining life.

       (h) Income (Loss) Per Share
       Income (loss) per share is computed based on the weighted average number of common and common equivalent shares outstanding during each period. Common equivalent shares, using the treasury stock method, are included in the per share calculations only when the effect of their inclusion would be dilutive. Common stock equivalent shares consist of stock options.

       (i) Cash and Cash Equivalents
       The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       (j) Use of Estimates
       The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (k) Accounting for Stock Based Compensation
       In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123") which established a fair-value based method of accounting for stock-based compensation plans. Prior to its adoption of SFAS 123, the Company accounted for employee stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees, which required the use of an intrinsic-value method of accounting for stock options. SFAS 123 allows the continued use of the intrinsic-value method of accounting prescribed by APB Opinion No. 25 as long as pro forma disclosures of net income and net income per share, as if the fair-value method of accounting for stock options was, applied are presented.

       The Company adopted SFAS 123 effective January 1, 1996 and has elected to continue to account for stock options using the methodology prescribed by APB Opinion No. 25. Accordingly, pro forma disclosures of net income and net income per share as if the fair-value method of accounting for stock options was applied are presented in note 10. The effects of applying SFAS 123 for disclosure of compensation costs for options granted in 1996 and 1995 may not be representative of the effects on pro forma net income disclosed for future years.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

       (l) Long-Lived Assets
       In 1996 the Company adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to (1) those assets to be held and used in the business, and (2) for assets to be disposed of. The adoption of SFAS 121 had no effect on the Company's consolidated financial statements.

       (m) Reclassifications
       Certain items in the prior year consolidated financial statements have been reclassified to be consistent with current year reporting.

(2)    Supplemental Cash Flow Information

       Cash paid for interest and income taxes is as follows:

                                                                                     Years ended December 31,
                                                                             ----------------------------------------
                                                                              1996              1995           1994
                                                                              ----              ----           ----
           Interest                                                          $ 484,958        439,508         337,273
                                                                             =========        =======         =======

           Income taxes                                                      $  82,662         49,432         153,774
                                                                             =========        =======         =======

(3)    Receivables

       Receivables consist of the following:


                                                                                                December 31,
                                                                                       ------------------------------
                                                                                            1996              1995
                                                                                            ----              ----
           Accounts receivable - trade                                                  $ 5,766,299         5,113,531
           Employee advances                                                                    255            31,946
                                                                                        -----------        ----------
                                                                                          5,766,554         5,145,477

           Less allowance for doubtful receivables                                          164,352           200,936
                                                                                        -----------        ----------

                                                                                        $ 5,602,202         4,944,541
                                                                                        ===========        ==========

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

(4)    Inventories

       Inventories consist of the following:


                                                                                                December 31,
                                                                                       ------------------------------
                                                                                            1996              1995
                                                                                            ----              ----
           Raw materials                                                                $ 1,850,238         1,724,537
           Work in process                                                                  190,553           193,185
           Finished goods                                                                   544,769           383,449
           Contract-in-process                                                                 -              131,515
                                                                                        -----------        ----------

                                                                                        $ 2,585,560         2,432,686
                                                                                        ===========        ==========

(5)    Property, Plant and Equipment

       Property, plant and equipment consist of the following:

                                                                                                December 31,
                                                                                       ------------------------------
                                                                                            1996              1995
                                                                                            ----              ----
           Land                                                                        $    85,319             85,319
           Leasehold improvements                                                          943,162            768,846
           Buildings and improvements                                                    2,933,949          2,915,424
           Equipment                                                                    10,814,648          9,084,800
           Furniture and fixtures                                                        1,045,493            909,204
           Construction in progress - equipment                                          1,379,138             61,970
                                                                                       -----------         ----------

                                                                                       $17,201,709         13,825,563
                                                                                       ===========         ==========

(6)    Investment in and Advances to Affiliated Partnership

       The Company has an ownership interest in a realty limited partnership, United Development Company Limited. This investment is stated at cost, plus the Company's proportionate share of the limited partnership's income, less any distributions received from the limited partnership.

       On September 30, 1993, United Development Company Limited executed and delivered to the Company a term note in the amount of $210,000 to evidence advances received from the Company. This note is payable on or before September 30, 1998, with interest at the prime rate of The First National Bank of Boston plus 2% (10.25% at December 31, 1996). The note is repayable in monthly installments of $1,750 plus interest.

(7)    Indebtedness

       At December 31, 1996, the Company may borrow up to $4,500,000 under a revolving line of credit at the bank's prime lending rate (8.25% at December 31, 1996). The amounts borrowed under this arrangement are due on demand and are secured by the assets of the Company. Borrowings under this arrangement at December 31, 1996 and 1995, respectively, were $1,400,000 and $2,775,000.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

       Long-term debt consists of the following:


                                                                                                December 31,
                                                                                          ---------------------------
                                                                                             1996              1995
                                                                                             ----              ----
           8.2% mortgage note payable in monthly installments
               of $8,759 including interest, maturing in 2007;
               secured by real estate                                                    $  723,736           765,301
           Mortgage note payable in monthly installments of
               $1,695 plus interest at the bank's base lending rate plus 1%
               (9.25% at December 31, 1996), maturing
               in 1997; secured by real estate                                              222,030           242,370
           Note payable in monthly installments of $9,722 plus
               interest at the bank's prime lending rate (8.25% at
               December 31, 1996), maturing in 1998; secured by
               equipment                                                                    175,000           291,667
           Note payable in monthly installments of $1,062 including
               interest at 12%, maturing in 2000                                             38,315            45,950
                                                                                         ----------         ---------
                     Total long-term debt                                                 1,159,081         1,345,288
               Less current installments                                                    394,825           183,919
                                                                                         ----------         ---------

                     Long-term debt, excluding current installments                      $  764,256         1,161,369
                                                                                         ==========         =========


       Aggregate maturities of long-term debt are as follows:

           Year ending December 31:
                1997                                                                    $   394,825
                1998                                                                        119,598
                1999                                                                         66,886
                2000                                                                         69,821
                2001                                                                         65,899
                Thereafter                                                                  442,052
                                                                                         ----------

                                                                                         $1,159,081
                                                                                         ==========

(8)    Accrued Expenses and Payroll Withholdings

       Accrued expenses and payroll withholdings consist of the following:

                                                                                                December 31,
                                                                                          ---------------------------
                                                                                             1996              1995
                                                                                             ----              ----
           Compensation                                                                   $  704,412           548,506
           Benefits                                                                          568,856           612,145
           Other                                                                             503,658           269,745
                                                                                          ----------         ---------

                                                                                          $1,776,926         1,430,396
                                                                                          ==========         =========

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

(9)    Income Tax Benefit (Expense)

       Total income taxes benefit (expense) for the years ended December 31, 1996, 1995 and 1994 were allocated as follows:

                                                                                 1996           1995          1994
                                                                                 ----           ----          ----
         Income (loss) from operations                                       $(406,000)        232,244       (45,000)
                                                                             =========         =======       =======
         Goodwill, for initial recognition of acquired tax benefits that previously were included in the valuation
            allowance                                                        $ 954,990          75,400           -
                                                                             =========         =======       =======

       Income tax benefit (expense) consists of:

                                                                                      Years ended December 31,
                                                                             -----------------------------------------
                                                                                1996            1995           1994
                                                                                ----            ----           ----
           Current:
               Federal                                                       $(170,000)       (18,556)        (68,242)
               State                                                          (105,000)       (40,800)        (71,369)
                                                                             ---------        -------        --------
                                                                              (275,000)       (59,356)       (139,611)
                                                                             ---------        -------        --------

           Deferred:
               Federal                                                        (136,000)       291,600          75,696
               State                                                             5,000             -           18,915
                                                                             ---------        -------        --------
                                                                              (131,000)       291,600          94,611
                                                                             ---------        -------        --------

                                                                             $(406,000)       232,244         (45,000)
                                                                             =========        =======        ========

       At December 31, 1996, the Company has net operating loss carryforwards for income tax purposes of approximately $3,000,000 which are available to offset future taxable income, if any, and which expire during the years ending December 31, 2006 through 2009. The Company also has alternative minimum tax credit carryforwards of approximately $114,000 which are available to offset future taxes.

       The future benefit of the net operating loss carryforwards are limited to an annual limitation of $302,000 under the provisions of the Tax Reform Act of 1986, which imposes an annual limitation on the amount that can offset taxable income due to the change in ownership of MFT.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


                                                                                               December 31,
                                                                                         ----------------------------
                                                                                             1996             1995
                                                                                             ----             ----
           Deferred tax assets related to:
               Receivables                                                               $   65,741            79,406
               Inventories                                                                   62,805            68,338
               Compensation programs                                                         20,030            28,843
               Capital leases                                                               123,749            44,781
               Retirement liability                                                         199,958           173,838
               Net operating loss carryforwards                                           1,022,206         1,845,746
               Alternative minimum tax credits                                              114,000              -
               Capital loss carryforward                                                      8,500             9,880
                                                                                         ----------        ----------
                                                                                          1,616,989         2,250,832
               Less valuation allowance                                                        -           (1,529,508)
                                                                                         ----------        ----------
                                                                                          1,616,989           721,324

           Deferred tax liabilities related to:
               Excess of book over tax basis of fixed assets                                326,947           256,768
               Investee tax loss in excess of book losses                                   124,042           122,546
                                                                                         ----------        ----------
                                                                                            450,989           379,314
                                                                                         ----------        ----------

                     Net deferred tax assets                                             $1,166,000           342,010
                                                                                         ==========        ==========

       The net change in the total  valuation  allowance for the years ended
           December 31, 1996 and 1995 was a decrease of $1,529,508 and $612,535, respectively.

       The amount recorded as net deferred tax assets as of December 31, 1996 and 1995 represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company believes that the net deferred tax asset of $1,166,000 at December 31, 1996 will more likely than not be realized in the carryforward period. The Company's U.S. taxable income (loss) before application of net operating loss carryforwards was approximately $1,859,000, $609,000 and $(1,353,000) for the years ended December 31, 1996, 1995 and 1994, respectively. Management reviews the recoverability of deferred tax assets each reporting period.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

      Actual tax benefit (expense) for periods presented differs from "expected" tax benefit (expense) for those years, computed by applying the U.S. federal corporate rate of 34% to earnings (loss) before income tax benefit (expense) as follows:

                                                                                               Years ended
                                                                                               December 31,
                                                                                     ------------------------------
                                                                                       1996       1995        1994
                                                                                       ----       ----        ----
           Computed "expected" tax rate                                              (34.0)%     (34.0)%      34.0%
           (Increase) decrease in income
               taxes resulting from:
                  State taxes, net of federal tax benefit                             (4.0)       (4.2)       (1.9)
                  Officers' life insurance                                             (.5)       (2.0)       (1.3)
                  Amortization of goodwill                                            (4.2)      (11.4)       (3.0)
                  Change in the beginning of the year balance of the federal valuation allowance for deferred tax assets, net of
                     $954,990 and $75,400 allocated to goodwill in 1996 and
                     1995,
                     respectively                                                     18.4        88.2       (29.7)
                  Other                                                                -          (1.2)         .1
                                                                                     -----       -----       -----

                                                                                     (24.3)%      35.4%       (1.8)%
                                                                                     =====       =====       =====

(10) Employee Stock Option Plans

       The Company maintains a stock option plan to provide long-term rewards and incentives to the Company's key employees, officers, employee directors, consultants and advisors. The plan provides for options for the issuance of up to 1,050,000 shares of common stock in the form of either nonqualified stock options or incentive stock options. The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for nonqualified stock options shall be determined by the Stock Option Committee. All options granted under the plan become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the option. At December 31, 1996, 695,250 options were outstanding under the plan.

       The Company also maintains a stock option plan (the "Director Plan") covering only nonemployee directors. The Director Plan provides for options for the issuance of up to 110,000 shares of common stock. On July 1 of each year, each individual who at the time is serving as a nonemployee director of the Company will receive an automatic grant of options to purchase 2,500 shares of common stock. These options become exercisable in full six months after the date of grant and expire ten years from the date of grant. The exercise price is the fair market value of the common stock on the date of grant. At December 31, 1996, 37,500 options were outstanding under the Director Plan.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in connection with these plans. Had compensation cost for the Company's stock option plans been determined consistent with SFAS 123, the Company's net income and income per share would have been reduced to the following pro forma amounts.

                                                                                             1996               1995
                                                                                             ----               ----
              Net income as reported                                                       $1,262,457         887,701
                                                                                           ==========         =======
              Pro forma net income                                                         $1,120,964         779,217
                                                                                           ==========         =======

           Net income per share as reported                                                $     0.26            0.19
                                                                                           ==========         =======
           Pro forma net income per share                                                  $     0.23            0.17
                                                                                           ==========         =======

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in 1996 and 1995, respectively: no dividend yield for both years; expected volatility of 62% and 68%; risk-free interest rates of 6.13% and 5.38%; and expected lives between 4.5 and 4.95 years for grants issued in 1996 and between 4.5 and 9.54 years for grants issued in 1995.

       The following is a summary of stock option activity under both plans:

                                                                                     Shares          Weighted Average
                                                                                  Under Options       Exercise Price
                                                                                  -------------       --------------
           Outstanding at December 31, 1993                                            27,092           $   1.78
               Granted                                                                542,000               4.00
               Exercised                                                               (4,168)              1.78
               Canceled or expired                                                    (66,924)              4.23
                                                                                      -------

           Outstanding at December 31, 1994                                           498,000               3.86
               Granted                                                                230,000               2.83
               Exercised                                                                 -                    -
               Canceled or expired                                                    (37,000)              5.35
                                                                                      -------

           Outstanding at December 31, 1995                                           691,000               3.44
               Granted                                                                 68,000               3.82
               Exercised                                                               (5,000)              2.38
               Canceled or expired                                                    (21,250)              5.35
                                                                                      -------

           Outstanding at December 31, 1996                                           732,750               3.43
                                                                                      =======

       The weighted-average fair value of options granted during 1996 and 1995 was $2.16 and $1.93, respectively. As of December 31, 1996, 475,500 of the outstanding options were exercisable.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

       The following is a summary of information relating to stock options outstanding at December 31, 1996:


                                               Options Outstanding                          Options Exercisable
                            ------------------------------------------------------       -------------------------
             Number                                Weighted-            Number           Weighted-
           Outstanding          Weighted-           Average           Exercisable         Average
            Range of           at December      Average Remaining       Exercise         at December      Exercise
         Exercise Prices         31, 1996        Contractual Life         Price           31, 1996          Price
         ---------------       -----------      -----------------     -----------        -----------      --------
        $2.00 - 3.00             331,750            4.40 years          $  2.20             223,375       $  2.20

         3.01 - 4.50             193,500            6.69                   3.26              93,500          3.32

         4.51 - 6.13             207,500            2.38                   5.54             158,625          5.56
                                 -------                                                    -------

                                 732,750                                                    475,500
                                 =======                                                    =======

(11) Stockholders' Equity

       In connection with the acquisition of MFT, the Company issued warrants to purchase up to 165,904 shares of the Company's common stock. The warrants are exercisable at a price of $6.60 per share and expire on December 16, 1998.

       On January 31, 1994, the Company issued 160,301 shares of common stock under the over-allotment option associated with the Company's initial public stock offering in December, 1993. Net proceeds received by the Company were $806,717.

(12) Supplemental Retirement Plan

       The Company has a supplemental retirement plan for two of its key officers which will provide an annual benefit to these individuals over a 12-year period following separation from employment. The Company recorded an expense of $60,000 in 1996, 1995 and 1994, in accordance with that plan, which includes both current costs and prior service costs for these individuals. The present value of the supplemental retirement obligation has been calculated using an 8% discount rate.

(13) Leases

       The Company acquired a facility in 1988 under a capital lease arrangement. Lease payments are made to a limited partnership in which the Company and two of its officers are shareholders. The lease term extends to the year 2000. This lease is accounted for in property, plant and equipment, and depreciated over the life of the lease.

       The Company has noncancelable operating leases for its other facilities that expire over the next five years. Certain of the leases contain escalation clauses which require payments of additional rent to the extent of increases in related operating costs. The Company also leases various equipment under capital leases which expire through the year 2000.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

       Included in property, plant and equipment are the following amounts held under capital lease:


                                                                                                 December 31,
                                                                                         ----------------------------
                                                                                            1996              1995
                                                                                            ----              ----
           Buildings and improvements                                                    $1,026,850         1,026,850
           Equipment                                                                      2,646,800         1,055,800
           Furniture                                                                         29,680            29,680
                                                                                         ----------         ---------
                                                                                          3,703,330         2,112,330
           Less accumulated amortization                                                   (866,912)         (635,359)
                                                                                         ----------         ---------

                                                                                         $2,836,418         1,476,971
                                                                                         ==========         =========

       Future minimum lease payments under noncancelable operating leases and the present value of future minimum lease payments under capital leases as of December 31, 1996, are as follows:


                                                                                             Capital         Operating
                                                                                             Leases           Lease
                                                                                             -------         ---------
           Year ending December 31:
               1997                                                                       $  898,561           871,312
               1998                                                                          886,706           638,463
               1999                                                                        1,066,209           483,516
               2000                                                                          866,505           290,760
               2001                                                                             -               87,489
                                                                                          ----------         ---------
                     Total minimum lease payments                                          3,717,981         2,371,540
                                                                                                             =========
           Less amount representing interest                                                 598,528
                                                                                          ----------
                     Present value of future minimum lease payments                        3,119,453
           Less current installments of obligations under capital leases                     660,19
                                                                                          ----------
                     Obligations under capital lease, excluding
                         current installments                                             $2,459,261
                                                                                          ==========

       Rent expense amounted to approximately $956,000, $813,000 and $682,000 in 1996, 1995 and 1994, respectively. Approximately $90,000 of total rent expense was paid in 1996, 1995 and 1994 to a limited partnership which owns the Decatur, Alabama, facility. The Company has guaranteed a mortgage loan on this property. The amount outstanding on this loan was approximately $134,000 at December 31, 1996. The Company and two of its officers have interests in this limited partnership.

(14) Profit-Sharing Plan

       The Company maintains a noncontributory profit-sharing plan for eligible employees. Contributions to the Plan are made at the discretion of the board of directors and amounted to $350,000, $255,000 and $190,000 in 1996, 1995 and 1994, respectively.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

(15) Other Deductions

       Other deductions for the year ended December 31, 1994 included approximately $712,000 related to the write-down and partial disposal of two first generation molded fiber machines.

(16) Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, Disclosures About
           Fair Value of Financial Instruments, defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a transaction between willing parties.

       Cashand cash equivalents, accounts receivable, inventories, prepaid expenses, notes payable to bank, accounts payable, and accrued expenses are stated at carrying amounts that approximate fair value because of the short maturity of those instruments.

       Long-term debt and capital lease obligations are subject to interest rates currently offered to the Company; therefore, the historical carrying amount approximates fair value.

(17) Subsequent Event

       After December 31, 1996, the Company acquired all of the assets, net of cash, and certain liabilities of Form Cutting Engineers, Inc. ("FCE") for approximately $1,500,000. FCE is a designer and manufacturer of engineered foam plastics for packaging and specialty applications. The acquisition will be accounted for under purchase accounting rules and was financed through the Company's revolving line of credit.

           Independent Auditors' Report on Supplementary Information

The Board of Directors and Stockholders
UFP Technologies, Inc.:

We have audited and reported separately herein on the consolidated financial statements of UFP Technologies, Inc. and subsidiary as of December 31, 1996 and 1995 and for each of the years in the three-year period ended December 31, 1996.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements of UFP Technologies, Inc. and subsidiary taken as a whole. The supplementary information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

                                             /s/ KPMG PEAT MARWICK LLP
                                             -------------------------
                                             KPMG Peat Marwick LLP

Boston, Massachusetts
February 7, 1997

                                                                     Schedule II


                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1996, 1995 and 1994


Accounts receivable, allowance for doubtful accounts


                                                                              1996             1995            1994
                                                                              ----             ----            ----
Balance at beginning of year                                                 $ 200,936        256,194         189,921
                                                                             =========        =======         =======

    Provision charged to expense                                               (27,605)        49,500         252,097
    Deductions - write-offs                                                     (8,979)      (104,758)       (185,824)
                                                                             ---------       --------        --------

Balance at end of year                                                       $ 164,352        200,936         256,194
                                                                             =========        =======         =======

(A) (3)       EXHIBITS


        Exhibit
        Number                                                                                   Reference

          2.01       Agreement and Plan of Reorganization among the                              A-2.01**
                     Company, Moulded Fibre Technology, Inc. and UFP
                     Acquisition, Inc.

          2.02       Agreement of Merger between Moulded Fibre                                   C-2.02**
                     Technology, Inc. and UFP Acquisition, Inc.

          2.03       Merger Agreement relating to the reincorporation of                         A-2.02**
                     the Company in Delaware.

          2.04       Asset Purchase Agreement relating to the purchase of FCE.                   I-2**

          3.01       Certificate of Incorporation of the Company, as amended.                    F-3.01**

          3.02       Bylaws of the Company.                                                      A-3.02**

          4.01       Specimen Certificate for shares of the Company's                            A-4.01**
                     Common Stock.

          4.02       Description of Capital Stock (contained in the                              A-4.02**
                     Certificate of Incorporation of the Company,



                     filed as Exhibit 3.01).

          4.03       Form of Common Stock Purchase Warrant issued                                A-1.02**
                     to the underwriters in connection with the initial public
                     offering of the Company.

         10.01       $300,000 Construction Mortgage Loan Agreement                               A-10.01**
                     between the Company and Gloucester Bank & Trust Company.

         10.02       $1,000,000 Mortgage and Promissory Note issued by                           A-10.02**
                     the Company in favor of Gloucester Bank & Trust Company.

         10.03       Loan and Security Agreement between the                                     D-10.03**
                     Company and The First National Bank of Boston.

         10.03A      Extension of Loan and Security Agreement between                            A-10.03A**
                     the Company and The First National Bank of Boston.

         10.04       Loan Agreement, Mortgage and Security Agreement                             A-10.04**
                     between United Development Company Limited and
                     Osceola County Industrial Development Authority.

         10.05       Guaranty and Indemnification Agreement of Richard                           A-10.05**
                     L. Bailly, William H. Shaw and the Company in favor
                     of Barnett Bank & Trust Company, N.A. for the benefit
                     of United Development Company Limited.

         10.06       Alabama Leasehold Mortgage of United Development                            A-10.06**
                     Company Limited to First American Bank.

         10.07       Guaranty of the Company in favor of First                                   A-10.07**
                     American Bank for the benefit of United Development
                     Company Limited.

        *10.08       Agreement between the Company and William H.                                A-10.08**
                     Shaw.

        *10.09       Agreement and Severance Agreement between the                               A-10.09**
                     Company and Richard L. Bailly.

        *10.12       Noncompetition Agreement between the Company and                            A-10.12**
                     David L. Friedman (contained in Exhibit 2.01).

         10.13       Noncompetition Agreement between the Company and                            A-10.13**
                     Roger J. Baker.

         10.16       Form of Warrant to Purchase Common Stock issued to                          A-10.16**
                     former stockholders of Moulded Fibre Technology, Inc.
                     (contained in Exhibit 2.01).

        *10.17       1982 Incentive Stock Option Plan.                                           A-10.17**

        *10.18       Employee Stock Purchase Plan.                                               A-10.18**



        *10.19       1993 Combined Stock Option Plan, as amended.                                E-4.4**

        *10.20       1993 Nonemployee Director Stock Option Plan.                                B-4.5**

         10.21       Facility Lease between the Company and United                               A-10.21**
                     Development Company Limited.

         10.22       Facility Lease between the Company and Raritan                              A-10.22**
                     Associates.

         10.23       Facility Sublease between the Company and United                            A-10.23**
                     Development Company Limited.

         10.25       Facility lease between the Company and Flanders                             A-10.25**
                     Properties.

         10.26       Amendment to facility lease between the Company                             A-10.26**
                     and Flanders Properties.

         10.27       Facility Lease between the Company and Dana                                 A-10.27**
                     Evans d/b/a Evans Enterprises.

         10.28       Facility Lease between Moulded Fibre Technology,                            A-10.28**
                     Inc. and J.B. Brown & Sons.

         10.29       Facility Lease between the Company and Cole Taylor Bank, as Trustee         G-10.29**


         10.30       Form of Indemnification Agreement for directors and                         A-10.30**
                     officers of the Company.

         10.32       Promissory Note of United Development Company                               A-10.32**
                     Limited in favor of the Company.

         10.33       Form of Representative's Warrant Agreement.                                 A-10.33**

         10.34       Facility Lease between Moulded Fibre Technology,                            C-10.34**
                     Inc. and Lincoln Gilroy II and Patrician
                     Associates, Inc.

         10.35       Facility Lease between the Company and                                      D-10.35**
                     M.D. Hodges Enterprises, Inc.

         10.36       Facility Lease between Moulded Fibre Technology,                            D-10.36**
                     Inc. and Dead River Properties.

         10.37       Facility Lease between the Company and Clinton Area                         G-10.37**
                     Development Corporation

         10.38.7     First Amendment to Credit Agreement, dated May 31, 1995,                    F-10.38.7**
                     between the Company and BayBank.

         10.38.8     Amended and Restated Revolving Credit Note, dated                           F-10.38.8**
                     May 31, 1996, between the Company and BayBank.



         10.38.9     Amended and Restated Equipment Note, dated May 31, 1996,                    F-10.38.9**
                     between the Company and BayBank.

        *10.39       Employment Agreement with R. Jeffrey Bailly dated April 4,                  H-10.37**
                     1995

         11.01       Statement re:  Computation of Per Share Earnings.                           Filed
                                                                                                 herewith

         21.01       Subsidiaries of the Company.                                                C-21.01**

         23.01       Consent of KPMG Peat Marwick LLP.                                           Filed
                                                                                                 herewith

         27.01       Financial Data Schedule                                                     Filed
                                                                                                 herewith

--------------------

A Incorporated by reference to the Company's registration statement on Form S-1 (Registration No. 33-70912). The number set forth herein is the number of the Exhibit in said registration statement.

B Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-76440). The number set forth herein is the number of the Exhibit in said registration statement.

C Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993. The number set forth herein is the number of the Exhibit in said annual report.

D Incorporated by reference to the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1994. The number set forth herein is the number of the Exhibit in said annual report.

E Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-32248). The number set forth herein is the number of the Exhibit in said Registration Statement.

F Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1996. The number set forth herein is the number of the Exhibit in said quarterly report.

G Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The number set forth herein is the number of the Exhibit in said annual report.

H Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1995. The number set forth herein is the number of the Exhibit in said quarterly report.

I Incorporated by reference to the Company's report on 8-K dated February 3, 1997. The number set forth herein is the number of the Exhibit in said report.

*     Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

-------------------

(B)   REPORTS ON FORM 8-K

      The Company did not file any current reports on Form 8-K during the quarter ended December 31, 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          UFP TECHNOLOGIES, INC.

Date: March 27, 1997                      By:  /s/ R. Jeffrey Bailly
                                               --------------------------------
                                                   R. Jeffrey Bailly, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



              SIGNATURE                                TITLE                                  DATE
              ---------                                -----                                  ----

    /s/ R. JEFFREY BAILLY                    President, Chief Executive                March 27, 1997
-------------------------------              Officer and Director
        R. Jeffrey Bailly

    /s/ WILLIAM H. SHAW                      Chairman of the Board                     March 27, 1997
-------------------------------              of Directors
        William H. Shaw

    /s/ PAUL J. GREENLER                     Chief Financial Officer                   March 27, 1997
-------------------------------              and Principal Accounting
        Paul J. Greenler                     Officer

    /s/ RICHARD L. BAILLY                    Director                                  March 27, 1997
-------------------------------
     Richard L. Bailly

    /s/ WILLIAM C. CURRY                     Director                                  March 27, 1997
-------------------------------
        William C. Curry

    /s/ DAVID L. FRIEDMAN                    Director                                  March 27, 1997
-------------------------------
        David L. Friedman

   /s/  T. GORDON RODDICK                    Director                                  March 27, 1997
-------------------------------
     T. Gordon Roddick

    /s/ ELIOT H. SHERMAN                     Director                                  March 27, 1997
-------------------------------
        Eliot H. Sherman