Form 10-Q
period 1997-03-31
UFP TECHNOLOGIES INC
filed 1997-05-14
CIK 914156

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 1997
                                   --------------
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

                   _________________________________________
                    (Former name, former address and former
                   fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.

Yes  X  No
    ---   ---

As of April 25, 1997, 4,652,604 shares of registrant's Common Stock, $.01 par value, were outstanding.

                     UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                                     INDEX

                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets
            March 31, 1997 and December 31, 1996........  1

            Consolidated Statements of Operations
            Three Months Ended
            March 31, 1997 and 1996.....................  2

            Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1997 and 1996..  3

            Notes to Consolidated Financial Statements..  4

Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations....  5

PART II - OTHER INFORMATION.............................  7

SIGNATURES..............................................  8

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements
                     UFP TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     March 31,    December 31,
                                                       1997           1996
                                                   -------------  -------------
                                                    (Unaudited)     (Audited)
ASSETS:
Current Assets
  Cash and cash equivalents                         $   453,353        143,531
  Receivables, net                                    6,642,952      5,602,202
  Inventories                                         3,121,496      2,585,560
  Prepaid expenses & other current assets               626,001        604,093
                                                    -----------     ----------
     Total current assets                            10,843,802      8,935,386

Property, plant and equipment                        18,168,935     17,201,709
  less accumulated depreciation and amortization     (7,876,943)    (7,486,126)
                                                    -----------     ----------
     Net property, plant and equipment               10,291,992      9,715,583
Goodwill, net                                         2,646,224      2,577,491
Other assets                                          1,678,544      1,671,418
                                                    -----------     ----------
      Total assets                                  $25,460,562     22,899,878
                                                    ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Current liabilities:
  Notes payable                                     $ 3,700,000      1,400,000
  Current installments of long term debt                391,004        394,825
  Current capital lease obligations                     717,393        660,192
  Accounts payable                                    2,355,877      2,215,030
  Accrued expenses and payroll withholdings           1,749,536      1,776,926
                                                    -----------     ----------
     Total current liabilities                        8,913,810      6,446,973
Long term debt, excluding current installments          720,273        764,256
Capital lease obligations, excluding current
  installments                                        2,365,088      2,459,261
Retirement liability                                    514,896        499,896
                                                    -----------     ----------
      Total liabilities                              12,514,067     10,170,386
Stockholders' Equity
  Preferred stock                                             0              0
  Common stock                                           46,476         46,369
  Additional paid-in capital                          9,436,357      9,404,902
  Retained earnings                                   3,463,662      3,278,221
                                                    -----------     ----------
      Total stockholders' equity                     12,946,495     12,729,492
                                                    -----------     ----------
Total liabilities and stockholders' equity          $25,460,562     22,899,878
                                                    ===========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements

                     UFP TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                          ----------------------
                                           MARCH 31,   MARCH 31,
                                             1997        1996
                                          -----------  ---------
Net sales                                 $10,951,549  8,693,309
Cost of sales                               8,225,769  6,648,676
                                          -----------  ---------
    Gross profit                            2,725,780  2,044,633

 Selling, general and administrative
   expenses                                 2,269,803  1,718,449
                                          -----------  ---------
     Operating income                         455,977    326,184

Interest expense                              136,537    114,236
                                          -----------  ---------
   Income before income taxes                 319,440    211,948

Incomes taxes                                 134,000     75,000
                                          -----------  ---------
    Net income                            $   185,440    136,948
                                          ===========  =========

Weighted average shares outstanding         4,901,695  4,764,381

Per share:
    Net income                                  $0.04       0.03


The accompanying notes are an integral part of these consolidated financial statements

                     UFP TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                    ------------------------
                                                       MARCH 31,   MARCH 31,
                                                        1997         1996
                                                    ------------  ----------
Cash flows from operating activities:
  Net income                                        $   185,440     136,948
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                       428,753     334,602
    Equity in net income of unconsolidated
      affiliate and partnership                           8,590           -
    Stock issued in lieu of compensation                 10,000           -
    Changes in operating assets and liabilities:
      Receivables, net                                 (365,038)   (346,969)
      Inventories                                      (240,935)   (164,502)
      Prepaid expenses                                   34,947      16,731
      Accounts payable                                   29,729     523,054
      Accrued expenses and payroll withholdings        (120,896)   (281,017)
      Retirement liability                               15,000      15,000
                                                    -----------    --------
  Net cash provided by (used in) operating
     activities                                         (14,411)    233,847

Cash flows from investing activities:
    Additions to property, plant and equipment         (254,016)   (888,403)
    Acquisition of Foam Cutting Engineers, net of
      cash acquired                                  (1,512,879)          -
    Increase other assets                                   937      (2,120)
                                                    -----------    --------
  Net cash used in investing activities              (1,765,958)   (890,523)

Cash flows from financing activities:
     Net borrowings under notes payable               2,300,000     633,700
     Principal repayments of long-term debt             (47,804)    (45,299)
     Principal repayments of capital lease
      obligations                                      (183,569)    (72,878)
     Net proceeds from sale of common stock              21,563           -
                                                    -----------    --------
  Net cash provided by financing activities           2,090,190     515,523
                                                    -----------    --------
Net change in cash and cash equivalents                 309,822    (141,153)

Cash and cash equivalents, at beginning of period       143,531     524,490
                                                    -----------    --------
Cash and cash equivalents, at end of period         $   453,353     383,337
                                                    ===========    ========

The accompanying notes are an integral part of these consolidated financial statements

                     UFP TECHNOLOGIES, INC. AND SUBSIDIARY
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

  The interim consolidated financial statements of UFP Technologies, Inc. (the Company) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Company's 1996 Annual Report on Form 10-K as provided to the Securities and Exchange Commission.

  The condensed consolidated balance sheet as of March 31, 1997, the consolidated statements of operations for the three months ended March 31, 1997 and 1996 and the consolidated statements of cash flows for the three months ended March 31, 1997 and 1996, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

  The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

(2)  Inventory
  Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                         March 31,    December 31,
                            1997         1996
                        ------------  ------------
                        (unaudited)    (audited)
Raw materials.........   $2,143,849    1,850,238
Work-in-process.......      389,326      190,553
Finished goods........      588,321      544,769
                         ----------    ---------
     Total Inventory     $3,121,496    2,585,560
                         ==========    =========

  Work-in-process and finished goods inventories consists of materials, labor and manufacturing overhead.

(3)  Common Stock

  At December 31, 1996, 695,250 options were outstanding under the Company's 1993 Stock Option Plan ("1993 Plan"). The purpose of these options are to provide long-term rewards and incentives to the Company's key employees, officers, employee directors, consultants and advisors. There were 34,000 options issued and 8,750 options exercised in the first quarter of 1997 under the 1993 Plan, and no options expired. At March 31, 1997, 720,500 options were outstanding under the plan.

  At December 31, 1996, 37,500 options were outstanding under the Company's Non-Employee Director Plan. No options were issued, exercised or expired in the first quarter of 1997 under the Director Plan.

(4)  Earnings per share disclosure in 10-Q's

In February, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share (FASB No. 128). FASB No. 128 supersedes APB No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share. FASB No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FASB No. 128 for the quarter and year ended December 31, 1997 and restate prior period information as required under the statement. The Company believes that if the FASB No. 128 had been applied for the first quarter ending March 31, 1997 the impact on earnings per share as currently stated would have been immaterial.

(5)  Pro forma results of acquisition of Foam Cutting Engineers, Inc. (FCE)

  The following table outlines the pro forma financial results of UFP Technologies, Inc. for the three month period ended March 31, 1996 as if FCE was purchased on January 1, 1996. Such pro forma financial information reflects adjustments for amortization of goodwill and interest.

                                                        Three month period ended
                                                             March 31, 1996
                                                        -------------------------
                                           Historical           Pro-forma
                                          ------------  -------------------------
                                          (unaudited)          (unaudited)
     Net Sales                             $8,693,309                  9,685,930
     Net income                            $  136,948                    158,285
     Weighted average shares outstanding    4,764,381                  4,764,381
     Net income per share                  $      .03                        .03


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  Three months ended March 31, 1997 and 1996

  The Company's net sales increased 26.0% to $10,952,000 in the 1997 period from $8,693,000 in the 1996 period. The increase was primarily attributable to an increase in sales volume of the Company's molded fiber products and the addition of Foam Cutting Engineers division which was acquired effective January 1, 1997.

  Costs of sales as a percentage of sales improved to 75.1% in the 1997 period from 76.5% in the 1996 period. The improvement in the cost of sales margin was primarily attributable to continued volume and manufacturing efficiency improvements associated with the Company's molded fiber products.

  Selling, general and administrative expenses increased to $2,270,000 (20.7% of net sales) in the 1997 period from $1,718,000 (19.8% of net sales) in the 1995 period. The increase was primarily associated with the additional selling, general and administrative expenses relating to FCE and increased selling costs relating to increased sales.

  Interest expense increased 19.5% to $137,000 in the 1997 period from $114,000 in the 1996 period. The increase was primarily attributable to the additional short term borrowings associated with the acquisition of FCE and an increase in capital lease obligations associated with the Company's purchase of additional molded fiber equipment.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1997 the Company's working capital was approximately $1,930,000, including $453,000 of cash and cash equivalents. In addition, the Company had a $4,500,000 bank revolving loan facility, of which $3,700,000 was outstanding at March 31, 1997. This facility expires on June 30, 1997.

  During the quarter ended March 31, 1997, the Company used $14,000 in cash for operating activities. This was primarily due to increased accounts receivables and inventories associated with the 26.0% increase in quarterly sales, which were partially offset by depreciation and amortization charges and net income.

  Cash used in investing activities of approximately $1,766,000 was primarily attributable to the acquisition of FCE.

  Net cash generated from financing activities totaled approximately $2,090,000, due to a $2.3 million increase in short term borrowings, primarily associated with the purchase of FCE, which was partially offset by principal payments of long-term debt and capital lease obligations.

  At March 31, 1997 the Company had approximately $929,000 outstanding under two mortgage notes and $182,000 outstanding under two equipment notes. At March 31, 1997 the current portion of these obligations, together with the Company's line of credit, totaled $4,091,000. The revolving loan facility expires on June 30, 1997. The Company believes that it will be able to renew this current obligation or obtain alternative financing, and that such financing will be available on terms no less favorable than the Company's current arrangements. However, there can be no assurance that such financing will be available on favorable terms, if at all.

  The Company believes it will continue to have capital expenditure needs related to the growth of its molded fiber division, including increased inventory requirements, additional and enhanced manufacturing equipment and, possibly, establishing a new production site. Although the Company believes that it will be able to obtain the necessary financing for this expansion, there can be no assurance that such financing will be available on favorable terms, if at all.

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

            None

Item 6   Exhibits and Reports on Form 8-K.


            (a)  Exhibits furnished:

                 (11)  Statement Re:  Computation of Earnings Per Share.

                 (27)  Financial Data Schedule

            (b)  Reports on Form 8-K:

                 The Company filed a report on Form 8-K, dated February 3, 1997 relating to its acquisition of Foam Cutting Engineers, Inc. No financial statements were filed in connection with this report.

                     UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             UFP TECHNOLOGIES, INC.
                                  (Registrant)


May 13, 1997            /s/__R. Jeffrey Bailly_____
------------            R. Jeffrey Bailly
Date                    President, Chief Executive
                        Officer and Director



May 13, 1997            /s/__Paul J. Greenler______
------------            Paul J. Greenler
Date                    Chief Financial Officer