Form 10-Q
period 1997-06-30
UFP TECHNOLOGIES INC
filed 1997-08-14
CIK 914156

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended     JUNE 30, 1997
                                       -------------

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____ to ____

Commission File Number:            0-20967
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

Yes   X      No
    -----       -----

As of August 8, 1997, 4,669,104 shares of registrant's Common Stock, $.01 par value, were outstanding.

                     UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                                     INDEX

                                                                Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
               June 30, 1997 and December 31, 1996............... 1

               Consolidated Statements of Operations
               Three Months and Six Months
               Ended June 30, 1997 and 1996...................... 2

               Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1997 and 1996........... 3

               Notes to Consolidated Financial Statements........ 4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................... 5

PART II - OTHER INFORMATION...................................... 7

SIGNATURES....................................................... 8

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

                     UFP Technologies, Inc. and Subsidiary
                     Condensed Consolidated Balance Sheets

                                                                June 30, 1997    December 31, 1996
                                                                  Unaudited           Audited
                                                                  ---------           -------
ASSETS
Current assets
 Cash and cash equivalents                                    $       461,430              143,531
 Receivables, net                                                   6,348,874            5,602,202
 Inventories                                                        3,477,143            2,585,560
 Prepaid expenses and other current assets                            530,732              604,093
                                                                   ----------           ----------
  Total current assets                                             10,818,179            8,935,386
Property, plant and equipment                                      18,456,469           17,201,709
 Less accumulated depreciation and amortization                    (8,282,980)          (7,486,126)
                                                                   ----------           ----------
  Net property, plant and equipment                                10,173,489            9,715,583
Goodwill, net                                                       2,641,558            2,577,491
Other assets                                                        1,676,320            1,671,418
                                                                   ----------           ----------
 Total assets                                                 $    25,309,546           22,899,878
                                                                   ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                                $     3,400,000            1,400,000
 Current installments of long-term debt                               392,075              394,825
 Current installments of capital lease obligations                    729,863              660,192
 Accounts payable                                                   2,191,652            2,215,030
 Accrued expenses and payroll withholdings                          1,922,514            1,776,926
                                                                   ----------           ----------
  Total current liabilities                                         8,636,104            6,446,973
Long-term debt, excluding current installments                        675,960              764,256
Capital lease obligations, excluding current installments           2,181,168            2,459,261
Retirement liability                                                  529,896              499,896
                                                                   ----------           ----------
 Total liabilities                                                 12,023,128           10,170,386
Stockholders equity
 Preferred stock                                                            0                    0
 Common stock                                                          46,601               46,369
 Additional paid-in capital                                         9,477,832            9,404,902
 Retained earnings                                                  3,761,985            3,278,221
                                                                   ----------           ----------
  Total stockholders equity                                        13,286,418           12,729,492
                                                                   ----------           ----------
Total liabilities and stockholders' equity                    $    25,309,546           22,899,878
                                                                   ==========           ==========

The accompanying notes are an integral part of these condensed consolidated financial statements

                     UFP Technologies, Inc. and Subsidiary
                     Consolidated Statements of Operations
                                  (Unaudited)

                                              Three Months Ended                     Six Months Ended
                                        June 30, 1997     June 30, 1996      June 30, 1997      June 30, 1996
                                        -------------     -------------      -------------      -------------
Net Sales                               $  11,208,766        10,083,871         22,106,315         18,777,180
Cost of Sales                               8,170,061         7,605,057         16,395,827         14,253,733
                                            ---------         ---------         ----------         ----------
   Gross profit                             3,038,705         2,478,814          5,764,488          4,523,447
Selling, general and administrative
expenses                                    2,350,229         1,985,619          4,620,036          3,704,068
                                            ---------         ---------         ----------         ----------
   Operating Income                           688,476           493,195          1,144,452            819,379
Interest expense                              174,154           106,299            310,688            220,535
                                            ---------         ---------         ----------         ----------
   Income before income taxes                 514,322           386,896            833,764            598,844
Income taxes                                  216,000           152,000            350,000            227,000
                                            ---------         ---------         ----------         ----------
   Net Income                           $     298,322           234,896            483,764            371,844
                                            =========         =========         ==========         ==========
Weighted average shares
outstanding                                 4,844,715         4,938,842          4,882,947          4,934,370
Per share:
   Net Income                           $        0.06              0.05               0.10               0.08

The accompanying notes are an integral part of these consolidated financial statements.

                     UFP Technologies, Inc. and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          Six Months Ended
                                                                   ------------------------------
                                                                   June 30, 1997    June 30, 1996
                                                                   -------------    -------------
Cash flows from operating activities:
  Net income                                                       $     483,764          371,844
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                        839,455          694,404
    Equity in net income of unconsolidated affiliate and
    partnership                                                            8,590            8,750
    Stock issued in lieu of compensation                                  33,750           16,875
    Changes in operating assets and liabilities:
      Receivables, net                                                   (70,960)        (316,817)
      Inventories                                                       (596,582)        (223,011)
      Prepaid expenses and other current assets                          130,216           85,836
      Accounts payable                                                  (134,496)         384,050
      Accrued expenses and payroll withholdings                           52,082         (199,149)
      Retirement liability                                                30,000           30,000
                                                                      ----------       ----------
Net cash provided by operating activities                                775,819          852,782
Cash flows from investing activities:
  Additions to property, plant and equipment                            (541,550)      (1,349,693)
  Acquisition of Foam Cutting Engineers, net of cash acquired         (1,512,879)               0
  Increase in other assets                                                 3,161          (21,357)
                                                                      ----------       ----------
Net cash used in investing activities                                 (2,051,268)      (1,371,050)
Cash flows from financing activities:
  Net borrowings under notes payable                                   2,000,000         (275,000)
  Principal repayments of long-term debt                                 (91,046)         (91,352)
  Principal repayments of capital lease obligations                     (355,018)        (146,746)
  Proceeds from capital lease obligation                                       0          941,000
  Net proceeds from sale of common stock                                  39,412           11,900
                                                                      ----------       ----------
Net cash provided by financing activities                              1,593,348          439,802
                                                                      ----------       ----------
Net change in cash and cash equivalents                                  317,899          (78,466)
Cash and cash equivalents, at beginning of period                        143,531          524,490
                                                                      ----------       ----------
Cash and cash equivalents, at end of period                              461,430          446,024
                                                                      ----------       ----------

The accompanying notes are an integral part of these consolidated financial statements.

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

          The condensed consolidated balance sheet as of June 30, 1997, the consolidated statements of operations for the three and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

          The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

(2)  Inventory

          Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                            June 30, 1997      December 31, 1996
                             (unaudited)           (audited)
                           --------------    -------------------
     Raw materials        $     2,286,082   $          1,850,238
     Work-in-process              444,801                190,553
     Finished goods               746,260                544,769
                           --------------    -------------------
      Total Inventory           3,477,143              2,585,560
                           ==============    ===================

          Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3)  Common Stock

          At December 31, 1996, 695,250 options were outstanding under the Company's 1993 Stock Option Plan ("1993 Plan"). The purpose of these options is to provide long-term rewards and incentives to the Company's key employees, officers, employees, directors, consultants and advisors. There were 44,000 options issued and 16,250 options exercised in the first six months of 1997 under the 1993 Plan, and 16,500 options expired. At June 30, 1997, 706,500 options were outstanding under the plan.

          At December 31, 1996, 37,500 options were outstanding under the Company's Non-Employee Director Plan. No options were issued, exercised or expired in the first six months of 1997 under the Director Plan.

(4)  Earnings per share disclosure in 10-Qs

          In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share (FASB No. 128). FASB No. 128 supersedes APB No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share. FASB No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FASB No. 128 for the quarter and year ended December 31, 1997 and restate prior period information as required under the statement. The Company believes that if the FASB No. 128 had been applied for the first quarter ending March 31 and the second quarter ending June 30, 1997 the impact on earnings per share as currently stated would have been immaterial.

(5)  Pro forma results of acquisition of Foam Cutting Engineers, Inc. (FCE)

          The following table outlines the pro forma financial results of UFP Technologies, Inc. for the six month period ended June 30, 1996 as if FCE was purchased on January 1, 1996. Such pro forma financial information reflects adjustments for amortization of goodwill and interest.

                                               Six Month Period Ended
                                                    June 30, 1996
                                            ----------------------------
                                            Historical       Pro-forma
                                            (unaudited)     (unaudited)
                                            ------------    ------------
     Net Sales                             $  18,777,180   $  20,625,737
     Net income                            $     371,844   $     389,256
     Weighted average shares outstanding       4,934,370       4,934,370
     Net income per share                  $        0.08   $        0.08

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

     The Company's net sales increased 11% to $11,209,000 in the 1997 period from $10,084,000 in the 1996 period. The increase was primarily attributable to an increase in sales volume of the Company's moulded fibre products and the addition of the Foam Cutting Engineers ("FCE") division which was acquired effective January 1, 1997.

   Cost of sales as a percentage of sales improved to 72.9% in the 1997 period from 75.4% in the 1996 period. The improvements in the cost of sales margin was primarily attributable to continued volume and manufacturing efficiency improvements associated with the Company's moulded fibre products.

     Selling, general and administrative expenses increased to $2,350,000 (21% of sales) in the 1997 period from $1,986,000 (19.7% of sales) in the 1996 period. The increase was primarily associated with additional selling, general and administrative expenses related to increased sales and the addition of the FCE division.

     Interest expense increased 64% in the 1997 period to $174,000 from $106,000 in the 1996 period. The increase was primarily attributable to the additional borrowings associated with the acquisition of FCE and increases in capital lease obligations associated with the Company's purchase of additional moulded fibre equipment.

Six Months Ended June 30, 1997 and 1996
---------------------------------------

     The Company's net sales increased 18% to $22,160,000 in the 1997 period from $18,777,000 in the 1996 period. The increase was primarily attributable to an increase in sales volume of the Company's moulded fibre products and the addition of the FCE division which was acquired effective January 1, 1997.

     Cost of sales as a percentage of sales improved to 74.0% in the 1997 period from 75.9% in the 1996 period. The improvements in the cost of sales margin was primarily attributable to continued volume and manufacturing efficiency improvements with the Company's moulded fibre products.

     Selling, general and administrative expenses increased to $4,620,000 (20.8% of sales) in the 1997 period, from $3,704,000 (19.7% of sales) in the 1996 period. The increase was primarily associated with selling, general and administrative expenses related to increased sales and the addition of the FCE division.

     Interest expenses increased 40.7% in the 1997 period to $311,000 from $221,000 in the 1996 period. The increase was primarily attributable to the additional borrowings associated with the acquisition of FCE and the increase in capital lease obligations associated with the Company's purchase of additional moulded fibre equipment.

Liquidity and Capital Resources

     At June 30, 1997, the Company's working capital was approximately $2,182,000 including $461,000 of cash and cash equivalents. In addition, the Company had a $4,500,000 bank revolving loan facility, of which $3,400,000 was outstanding at June 30, 1997.

     During the six months ended June 30, 1997, operating activities of the Company provided approximately $776,000 in cash, primarily due to the six months profit, depreciation and amortization offset by increases in accounts receivable and inventory and a decrease in accounts payable. The increases in accounts receivable and inventory were primarily due to the increase in sales volume and product demand.

     Cash used in investing of approximately $2,051,000 was attributable to the acquisition of FCE and to additions of property, plant and equipment.

     Net cash generated from financing activities totaled approximately $1,593,000 due to a $2 million increase in short-term borrowings primarily associated with the purchase of FCE, which was partially offset by principal payments of long-term debt and capital lease obligations.

     At June 30, 1997, the Company had approximately $913,000 outstanding under two mortgage notes and $155,000 outstanding under two equipment notes. At June 30, 1997, the current portions of these obligations, together with the Company's line of credit totaled $3,792,000.

     The Company's revolving loan expires on September 30, 1997. The Company believes that it will be able to renew this current obligation or obtain alternative financing, and that such financing will be available on terms no less favorable than the Company's current arrangements. However, there can be no assurance that such financing will be available on favorable terms, if at all.

     The Company believes it will continue to have capital expenditure needs related to the growth of its Moulded Fiber division, including increased inventory requirements, additional and enhanced manufacturing equipment and, possibly, establishing a new production site. Although the Company believes that it will be able to obtain the necessary financing for this expansion, there can be no assurance that such financing will be available on favorable terms, if at all.

                                     * * *

                          PART II - OTHER INFORMATION

                     UFP TECHNOLOGIES, INC. AND SUBSIDIARY



Item 1   Legal Proceedings.
           No material litigation.

Item 2   Changes in Securities.
           None

Item 3   Defaults Upon Senior Securities.
           None

Item 4   Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Stockholders on June 6th, 1997. At the meeting the stockholders elected the members of the Board of Directors of the Company. The votes for such matter were as follows:

                  Nominee               For        Withheld         Abstained
                  -------               ---        --------         ---------
             William H. Shaw         3,720,172      24,666              -
             Richard L. Bailly       3,720,172      24,666              -
             R. Jeffrey Bailly       3,720,172      24,666              -
             William C. Curry        3,720,172      24,666              -
             David L. Friedman       3,720,172      24,666              -
             T. Gordon Roddick       3,720,172      24,666              -
             Kenneth L. Gestel       3,720,172      24,666              -

         There were no broker non-votes in connection with the election of Directors.

Item 5   Other Information.
           None

Item 6   Exhibits and Reports on Form 8-K.

           (a)  Exhibits furnished:

                  (11)  Statement Re:  Computation of Earnings Per Share.

                  (27)  Financial Data Schedule

           (b)  Reports on Form 8-K:

                  The Company did not file a report on Form 8-K for the reporting period.

                     UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             UFP TECHNOLOGIES, INC.
                                  (Registrant)


August 14, 1997      /s/ R. Jeffrey Bailly
---------------         -------------------------
Date                 R. Jeffrey Bailly
                     President, Chief Executive
                     Officer and Director



August 14, 1997      /s/ Paul J. Greenler
---------------         -------------------------
Date                 Paul J. Greenler
                     Chief Financial Officer