Form 10-Q
period 1997-09-30
UFP TECHNOLOGIES INC
filed 1997-11-13
CIK 914156

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997
                                   ------------------

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

           172 East Main Street, Georgetown, Massachusetts 01833, USA
           ----------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                 (978) 352-2200
                                 --------------
              (Registrant's telephone number, including area code)

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

As of November 6, 1997, 4,666,354 shares of registrant's Common Stock, $.01 par value, were outstanding.

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY

                                      INDEX


                                                                                Page

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     September 30, 1997 and December 31, 1996..............       1

                     Consolidated Statements of Operations
                     Three Months and Nine Months Ended
                     September 30, 1997 and 1996...........................       2

                     Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 1997 and 1996.........       3

                     Notes to Consolidated Financial Statements............       4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................       6

PART II - OTHER INFORMATION................................................       8

SIGNATURES.................................................................       9

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                      UFP Technologies, Inc. and Subsidiary
                      Condensed Consolidated Balance Sheets


                                                                  30-Sep-97            31-Dec-96
ASSETS                                                            Unaudited             Audited
                                                                 ------------         ------------
Current assets
   Cash and cash equivalents                                     $    432,177              143,531
   Receivables, net                                                 6,487,445            5,602,202
   Inventories                                                      3,657,820            2,585,560
   Prepaid expenses and other current assets                          418,188              604,093
                                                                 ------------         ------------
      Total current assets                                         10,995,630            8,935,386
Property, plant and equipment                                      19,101,230           17,201,709
   Less accumulated depreciation and amortization                  (8,698,548)          (7,486,126)
                                                                 ------------         ------------
      Net property, plant and equipment                            10,402,682            9,715,583
Goodwill, net                                                       2,615,346            2,577,491
Other assets                                                        1,645,835            1,671,418
                                                                 ------------         ------------
   Total assets                                                  $ 25,659,493           22,899,878
                                                                 ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                 $  3,300,000            1,400,000
   Current installments of long-term debt                             357,701              394,825
   Current installments of capital lease obligations                  743,933              660,192
   Accounts payable                                                 2,026,843            2,215,030
   Accrued expenses and payroll withholdings                        2,343,792            1,776,926
                                                                 ------------         ------------
      Total current liabilities                                     8,772,269            6,446,973
Long-term debt, excluding current installments                        660,482              764,256
Capital lease obligations, excluding current installments           1,993,031            2,459,261
Retirement liability                                                  544,896              499,896
                                                                 ------------         ------------
   Total liabilities                                               11,970,678           10,170,386
                                                                 ------------         ------------
Stockholders' equity
   Preferred stock                                                          0                    0
   Common stock                                                        46,664               46,369
   Additional paid-in capital                                       9,499,019            9,404,902
   Retained earnings                                                4,143,132            3,278,221
                                                                 ------------         ------------
      Total stockholders' equity                                   13,688,815           12,729,492
                                                                 ------------         ------------
   Total liabilities and stockholders' equity                    $ 25,659,493           22,899,878
                                                                 ============         ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UFP Technologies, Inc. and Subsidiary
                          Consolidated Income Statement
                                   (Unaudited)


                                                          Three Months Ended                     Nine Months Ended
                                                    -----------------------------          ----------------------------
                                                     30-Sep-97          30-Sep-96          30-Sep-97          30-Sep-96
                                                    -----------         ----------         ----------         ----------
Net sales                                           $11,440,309         10,095,026         33,600,624         28,872,206
Cost of sales                                         8,266,699          7,458,925         24,662,526         21,712,658
                                                    -----------         ----------         ----------         ----------
   Gross profit                                       3,173,610          2,636,101          8,938,098          7,159,548
Selling, general and administrative expenses          2,353,399          1,997,396          6,973,435          5,701,464
                                                    -----------         ----------         ----------         ----------
   Operating income                                     820,211            638,705          1,964,663          1,458,084
                                                    -----------         ----------         ----------         ----------
Interest expense                                        171,064            135,984            481,752            356,519
                                                    -----------         ----------         ----------         ----------
   Income before income taxes                           649,147            502,721          1,482,911          1,101,565
                                                    -----------         ----------         ----------         ----------
Income taxes                                            268,000            201,000            618,000            428,000
                                                    -----------         ----------         ----------         ----------
   Net income                                       $   381,147            301,721            864,911            673,565
                                                    ===========         ==========         ==========         ==========
Weighted average shares outstanding                   4,838,372          4,961,728          4,871,519          4,958,043

Per share:
   Net income                                       $      0.08               0.06               0.18               0.14

The accompanying notes are an integral part of these consolidated financial statements.

                      UFP Technologies, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     Nine Months Ended
                                                                              ------------------------------
                                                                              30-Sep-97           30-Sep-96
                                                                              ----------          ----------
Cash flows from operating activities:
 Net income                                                                  $   864,911             673,565
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                1,281,235           1,091,968
  Equity in net income of unconsolidated affiliate and partnership                 8,590              14,000
  Stock issued in lieu of compensation                                            33,750              16,875
  Changes in operating assets and liabilities:
   Receivables, net                                                             (209,531)           (823,919)
   Inventories                                                                  (777,259)            (78,319)
   Prepaid expenses and other current assets                                     242,760             168,359
   Accounts payable                                                             (299,305)            372,493
   Accrued expenses and payroll withholdings                                     473,360             479,202
   Retirement liability                                                           45,000              45,000
                                                                              ----------          ----------
Net cash provided by operating activities                                      1,663,511           1,959,224
                                                                              ----------          ----------
Cash flows from investing activities:
 Additions to property, plant and equipment                                   (1,186,311)         (1,934,598)
 Acquisition of Foam Cutting Engineers, net of cash acquired                  (1,512,879)               --
 Decrease (increase) in other assets                                              33,646             (18,797)
                                                                              ----------          ----------
Net cash used in investing activities                                         (2,665,544)         (1,953,395)
                                                                              ----------          ----------
Cash flows from financing activities:
 Net borrowings under notes payable                                            1,900,000            (575,000)
 Principal repayments of long-term debt                                         (140,898)           (137,480)
 Principal repayments of capital lease obligations                              (529,085)           (266,840)
 Proceeds from capital lease obligation                                                0           1,041,000
 Net proceeds from sale of common stock                                           60,662              11,900
                                                                              ----------          ----------
Net cash provided by financing activities                                      1,290,679              73,580
                                                                              ----------          ----------
Net change in cash and cash equivalents                                          288,646              79,409
Cash and cash equivalents, at beginning of period                                143,531             524,490
                                                                              ----------          ----------
Cash and cash equivalents, at end of period                                  $   432,177             603,899
                                                                              ==========          ==========

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

           The condensed consolidated balance sheet as of September 30, 1997, the consolidated income statement for the three and nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

           The results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1997.

(2)    Inventory

           Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                     September 30, 1997     December 31, 1996
                                         (unaudited)           (audited)
                                    --------------------  ---------------------
           Raw materials             $     2,344,019       $    1,850,238
           Work-in-process                   424,837              190,553
           Finished goods                    888,964              544,769
                                    --------------------  ---------------------
              Total Inventory        $     3,657,820       $    2,585,560
                                    ====================  =====================

(3)    Common Stock

           At December 31, 1996, 695,250 options were outstanding under the Company's 1993 Stock Option Plan ("1993 Plan"). The purpose of these options is to provide long-term rewards and incentives to the Company's key employees, officers, employees, directors, consultants and advisors. There were 44,000 options issued and 17,500 options exercised in the first nine months of 1997 under the 1993 Plan, and 32,750 options expired. At September 30, 1997, 689,000 options were outstanding under the plan.

           At December 31, 1996, 37,500 options were outstanding under the Company's Non-Employee Director Plan. There were 12,500 options issued, and 5,000 options exercised in the first nine months of 1997 under the plan, and 2,500 options expired. At September 30, 1997, 42,500 options were outstanding.

(4)    Earnings per share disclosure in 10-Qs

           In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, Earnings per Share (FASB No. 128). FASB No. 128 supersedes APB No. 15 and specifies the computation, presentation and disclosure requirements for earnings per share. FASB No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early application is not permitted. Accordingly, the Company will apply FASB No. 128 for the quarter and year ended December 31, 1997 and restate prior period information as required under the statement. The Company believes that if the FASB No. 128 had been applied for the three-month period ending September 30, 1997, and the nine-month period ending September 30, 1997, the impact on earnings per share as currently stated would have been immaterial.

(5)    Pro forma results of acquisition of Foam Cutting Engineers, Inc. (FCE)

           The following table outlines the pro forma financial results of UFP Technologies, Inc. for the nine month period ended September 30, 1996 as if FCE was purchased on January 1, 1996. Such pro forma financial information reflects adjustments for amortization of goodwill and interest.

                                                            Nine Month Period Ended
                                                              September 30, 1996
                                                        ------------------------------
                                                         Historical         Pro-forma
                                                        (unaudited)        (unaudited)
                                                        -----------        -----------
             Net Sales                                  $28,872,206        $31,718,433
             Net income                                 $   673,565        $   716,242
             Weighted average shares outstanding          4,958,043          4,958,043
             Net income per share                       $      0.14        $      0.14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended September 30, 1997 and 1996
----------------------------------------------

      The Company's net sales increased 13% to $11,440,309 in the 1997 period from $10,095,026 in the 1996 period. The increase was primarily attributable to an increase in sales volume of the Company's moulded fibre products and the addition of the Foam Cutting Engineers ("FCE") division which was acquired effective January 1, 1997.

      Cost of sales as a percentage of sales declined to 72.3% in the 1997 period from 73.9% in the 1996 period. The improvement in the cost of sales margin was primarily attributable to continued volume and manufacturing efficiency improvements associated with the Company's moulded fibre products.

      Selling, general and administrative expenses increased to $2,353,399 (20.6% of sales) in the 1997 period from $1,997,396 (19.8% of sales) in the 1996 period. The increase was primarily associated with additional selling expenses related to increased sales and general and administrative expenses associated with the addition of the FCE division.

      Interest expense increased 26% in the 1997 period to $171,064 from $135,984 in the 1996 period. The increase was primarily attributable to the additional borrowings associated with the acquisition of FCE and increases in capital lease obligations associated with the Company's purchase of additional moulded fibre equipment.

Nine Months Ended September 30, 1997 and 1996
---------------------------------------------

      The Company's net sales increased 16.4% to $33,600,624 in the 1997 period from $28,872,206 in the 1996 period. The increase was primarily attributable to an increase in sales volume of the Company's moulded fibre products and the addition of the FCE division which was acquired effective January 1, 1997.

      Cost of sales as a percentage of sales improved to 73.4% in the 1997 period from 75.2% in the 1996 period. The improvements in the cost of sales margin was primarily attributable to continued volume and manufacturing efficiency improvements with the Company's moulded fibre products.

      Selling, general and administrative expenses increased to $6,973,435 (20.8% of sales) in the 1997 period, from $5,701,464 (19.7% of sales) in the 1996 period. The increase was primarily associated with additional selling expenses related to increased sales and general and administrative expenses associated with the addition of the FCE division.

      Interest expenses increased 35% in the 1997 period to $481,752 from $356,519 in the 1996 period. The increase was primarily attributable to the additional borrowings associated with the acquisition of FCE and the increase in capital lease obligations associated with the Company's purchase of additional moulded fibre equipment.

Liquidity and Capital Resources

      At September 30, 1997, the Company's working capital was approximately $2,223,000 including $432,000 of cash and cash equivalents. In addition, the Company had a $5,000,000 bank revolving loan facility, of which $3,300,000 was outstanding at September 30, 1997.

      On September 30, 1997, the company renewed its borrowing arrangement with BankBoston. Under the terms of the renewal, the revolving working capital facility limit was increased from $4.5 million to $5.0 million, and provides for a new $1.0 million four-year term loan. In addition, the bank agreed to extend the company an additional $2.0 million equipment line of credit.

      During the nine months ended September 30, 1997, operating activities of the Company provided approximately $1,664,000 in cash, primarily due to net income and depreciation and amortization which was offset by increases in accounts receivable and inventory and a decrease in accounts payable. The increases in accounts receivable and inventory were primarily due to the increase in sales volume and product demand.

      Cash used in investing of approximately $2,666,000 was attributable to the acquisition of FCE and to additions of property, plant and equipment.

      Net cash generated from financing activities totaled approximately $1,291,000 due to a $1,900,000 increase in short-term borrowings primarily associated with the purchase of FCE, which was partially offset by principal payments of capital lease obligations and long-term debt.

      At September 30, 1997, the Company had approximately $897,000 outstanding under two mortgage notes and approximately $122,000 outstanding under two equipment notes. At September 30, 1997, the current portions of these obligations, together with the Company's line of credit totaled $3,658,000.

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

                                     * * *

                           PART II - OTHER INFORMATION

                      UFP TECHNOLOGIES, INC. AND SUBSIDIARY




Item 1   Legal Proceedings.
              No material litigation.

Item 2   Changes in Securities.
              None.

Item 3   Defaults Upon Senior Securities.
              None.

Item 4   Submission of Matters to a Vote of Security Holders.
              None.

Item 5   Other Information.
              None.

Item 6 Exhibits and Reports on Form 8-K.

              (a)  Exhibits furnished:

                     (10)  BankBoston credit facility.

                     (11)  Statement Re:  Computation of Earnings Per Share.

                     (27)  Financial Data Schedule.

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






                             UFP TECHNOLOGIES, INC.
                                  (Registrant)


November 14, 1997          /s/ R. Jeffrey Bailly
-----------------          ---------------------
Date                       R. Jeffrey Bailly
                           President, Chief Executive
                           Officer and Director



November 14, 1997          /s/ Ron Lataille
-----------------          ---------------------
Date                       Ron Lataille
                           Chief Financial Officer