Form 10-K
period 1997-12-31
UFP TECHNOLOGIES INC
filed 1998-03-31
CIK 914156

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

      [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For fiscal year ended December 31, 1997 or

      [   ]    Transition report pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934)

               For the transition period from __________ to ____________.

      Commission File Number : 0-20967


                             UFP Technologies, Inc.
                             ----------------------
               (Exact Name of Company as Specified in Its Charter)

                    Delaware                             04-2314970
                    --------                             ----------
    (State or Other Jurisdiction of Employer     (I.R.S. Identification No.)
         Incorporation or Organization)

172 East Main Street, Georgetown, Massachusetts - USA    01833-2107
-----------------------------------------------------    ----------
    (Address of Principal Executive Offices)              (Zip Code)


                                 (978) 352-2200
                                 --------------
               (Company's Telephone Number, Including Area Code)

     Securities registered pursuant to Section 12(b) of the Act:

            Title of Each Class        Name of Each Exchange on Which Registered
                   None                                  None
                   ----                                  ----

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
Yes  X    No
   ---      ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

      The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of March 2, 1998 was $6,710,412 based on the closing price of $4.00 on that date on the Nasdaq National Market. As of March 2, 1998, 4,666,354 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Proxy Statement involving the election of directors, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this report.

                                     PART I

This report contains certain statements that are "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995 (the "Act") and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

Examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company's packaging customers, (ii) actions by the Company's competitors and the ability of the Company to respond to such actions, (iii) the ability of the Company to obtain new customers and (iv) the ability of the Company to execute favorable acquisitions. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1.     BUSINESS

      UFP Technologies, Inc. (the "Company" or "UFPT") designs and manufactures a broad range of high-performance cushion packaging and specialty foam products and 100% recycled molded fiber packaging products for a variety of industrial and consumer markets. The Company is a leading U.S. manufacturer of custom-designed cushion foam packaging products and engineered specialty foam and laminated products. Its Moulded Fibre Technology subsidiary's ("MFT") products offer a functional and environmentally responsible alternative to plastic-based packaging products in the high volume consumer packaging market. The Company believes that MFT is the North American market leader in specialty, interior protective packaging applications of molded fiber.

      Effective January 1, 1997, the Company acquired substantially all of the properties and net assets of Foam Cutting Engineers, Inc. ("FCE"). FCE is engaged in the business of designing and manufacturing engineered foam plastics for packaging and specialty applications, and is based in the Chicago suburb of Addison, Illinois. This acquisition expands the Company's geographic reach of its foam plastics business to the strategically important region of the Midwest.

      In January 1997, the Company entered into a foreign licensing agreement with United Kingdom based Rexam PLC, one of Europe's largest packaging companies. The license expands the geographic reach of the Company's molded fiber technology to the United Kingdom and Ire-land. In the Far East, its China based licensee, Starlite Holdings, completed the installation of the Company's molded fiber equipment and commenced operations in January, 1997.

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

      The Company was incorporated in Massachusetts under the name United Packaging Corporation in 1963. The Company changed its name to United Foam Plastics Corporation in 1973 and to UFP Technologies, Inc. in October 1993. In November 1993, the Company reincorporated in Delaware. In December 1993, the Company completed an initial public offering of its Common Stock and acquired MFT. Unless the context otherwise requires, the term "Company" or "UFPT" reflects the re-incorporation of UFP Technologies, Inc. and refers to UFP Technologies, Inc. and its subsidiary, MFT. The Company's principal offices are located at 172 East Main Street, Georgetown, Massachusetts 01833, and its telephone number is (978) 352-2200.

Market Overview

      Packaging Products. The interior cushion packaging market is characterized by three primary segments: (1) custom fabricated or molded products for low volume, high fragility products; (2) molded or die-cut products for high volume, industrial and consumer goods; and (3) loose fill and commodity packaging materials for products which do not require custom-designed packaging. Packaging products are used to contain, display and/or protect their contents during shipment, handling, storage, marketing and use. The Company serves both the low volume, high fragility market and the high volume industrial and consumer market with a range of product offerings but does not serve the lower-end loose fill and commodity packaging market.

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

      The higher volume consumer packaging market is generally characterized by annual production volumes in excess of 50,000 pieces. Typical goods in this market include toys, light electronics, computers and computer peripherals, stereo equipment and small appliances. These goods generally do not require as high a level of shock and vibration protection as goods in the low volume, high fragility market. The principal materials used to package these goods include various molded, rigid and foamed plastics, such as expanded polystyrene foam
(EPS), vacuum-formed polystyrene (PS) and polyvinyl chloride (PVC), and corrugated die-cut inserts, which generally are less protective and less expensive than resilient foams. The Company believes that molded fiber is increasingly being used as an alternative medium to these materials.

      Specialty Products. Specialty applications of foam and other types of plastics are numerous and diverse. Examples of uses of specialty foam products include medical devices, toys, gaskets and carrying cases. Cross-linked polyethylene foams have many of the same properties as traditional polyethylene foams, including light weight, durability, resiliency and flexibility. Cross-linked foams also have many advantages over traditional foams, including the ability to be thermoformed (molded), availability in vibrant colors, a fine cell structure providing improved esthetics and lower abrasiveness, and enhanced resistance to chemicals and ultraviolet light. Certain grades of cross-linked foams can be radiation sterilized and have been approved by the U.S. Food and Drug Administration for open wound skin contact.

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

Regulatory Climate

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

      Foam and Plastic Packaging Products. The Company designs, manufactures and markets a broad range of packaging products primarily using polyethylene, polyurethane and cross-linked polyethylene foams and rigid plastics. These products are custom designed and fabricated or molded to provide optimum protection for less durable, higher value items, and are primarily sold to original equipment and component manufacturers in the computer, electronics, telecommunications, industrial, medical and pharmaceutical markets. Examples of the Company's packaging products include end cap packs for computers, corner blocks for telecommunications consoles, anti-static foam packs for printed circuit boards, die-cut inserts for attache cases and plastic trays for medical devices and components. Markets for these products are typically characterized by lower to moderate volumes where performance, such as shock absorbency and vibration damping, is valued.

      The Company's engineering personnel collaborate directly with customers to study and evaluate specific customer requirements. Based on the results of this evaluation, packaging products are engineered to customer specifications using various types and densities of materials with the goal of providing the desired protection for the lowest cost and with the lowest package volume. The Company believes that its engineering expertise and breadth of product and manufacturing capabilities have enabled it to provide unique solutions to achieve these goals.

      Molded Fiber Packaging Products. The Company's molded fiber products provide customers with packaging solutions that are more responsive to increasingly stringent environmental packaging regulations worldwide and meet the rising demands of environmentally-aware consumers, while simultaneously meeting customer cost and performance objectives.

      Molded fiber packaging products serve markets traditionally served by expanded polystyrene (EPS), vacuum formed polystyrene (PS) and polyvinyl chloride (PVC), and manually assembled corrugated die-cut inserts. The Company believes that molded fiber is currently one of the few environmentally responsible alternatives to these materials in the high volume interior packaging market.

      The markets for the Company's molded fiber packaging are characterized by high volume production runs and require rapid manufacturing turnaround times. Raw materials used in the manufacture of molded fiber are primarily recycled newspaper, a variety of other grades of recycled paper and water.

      The unique characteristics of molded fiber packaging can result in cost, space, shipping, labor and inventory savings to the customer. The Company's molded fiber products can be nested and, accordingly, provide significant storage volume reductions over competing foam products, resulting in shipping and inventory savings to the end user. Molded fiber has also experienced increasing demand as a replacement for manually assembled corrugated die-cut inserts, which are in disfavor due to ergonomic and worker safety concerns caused by repetitive motion assembly operations. In addition, simplification of packaging assembly lines, previously using corrugated die-cut inserts, through the use of molded fiber packaging can result in significant labor savings to manufacturers. Sales of the Company's molded fiber products have been to the computer, consumer electronics and medical industries.

      Specialty Foam Products. The Company specializes in engineered products that use the Company's close tolerance manufacturing capabilities and its expertise in various foam materials and lamination techniques, as well as the Company's ability to manufacture in clean room environments. The Company's specialty products are sold primarily to customers in the sporting goods, medical, leisure and footwear industries. These products include components for medical diagnostic equipment and shock absorbing inserts used in athletic and leisure footwear.

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

      The Company also benefits from its ability to custom design its own proprietary manufacturing equipment in conjunction with its machinery suppliers. For example, the Company has custom designed its own flame lamination manufacturing machines allowing the Company to achieve adhesive bonds between cross-linked foam and fabric and other materials that do not easily combine. These specialty laminates typically command higher prices than traditional foam products.

Marketing and Sales

      The Company markets and sells its packaging and specialty products in the United States principally through direct regional sales forces comprised of skilled engineers. The Company also uses independent manufacturer representatives on a limited basis to sell its products in regions where it does not have coverage. The Company's sales engineers collaborate with customers and the Company's design and manufacturing experts to develop custom engineered solutions on a cost-effective basis. The Company also markets its products through attendance by in-house market specialists at trade shows and expositions. The Company has been experiencing growing sales of its molded fiber packaging products for computer peripherals and other consumer products. As a result, the Company believes that its sales are somewhat seasonal, with increased sales in the second half of the year.

      Internationally, the Company is seeking to establish exclusive licensing arrangements for the manufacture and distribution of its molded fiber product line with foreign companies for desig-nated territories. The Company has entered into a license agreement with Hong Kong-based Starlite Holdings, covering Guandong Province, mainland China and Hong Kong, and United Kingdom-based Rexam PLC covering the United Kingdom and Ireland. Under these arrangements the manufacturer must pay the Company a lump sum royalty in exchange for the requisite equipment for production of molded fiber products and, thereafter, a continuing royalty for the right to manufacture and distribute molded fiber products in their respective territories. Starlite completed installation of the Company's equipment and commenced operations in January 1997. Rexam entered into its license agreement with the Company and began production under that license in January 1997.

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

      Cushion foam packaging products that are not cross-linked are fabricated by cutting shapes from blocks of foam using specialized cutting tools, routers and hot wire equipment and assembling these shapes into the final product using a variety of foam welding or gluing techniques. Products can be used on a stand-alone basis or bonded to another foam product or other material such as a corrugated medium.

      Laminated products are produced through a process whereby the foam medium is heated to the melting point. The heated foam is then typically bonded to a non-foam material through the application of mechanical pressure.

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

Research and Development

      The Company's engineering personnel continually explore design and manufacturing techniques to meet the unique demands and specifications of its customers. In addition, the Company regularly undertakes customer-initiated engineering feasibility studies for which the Company is compensated regardless of whether such projects result in commercial production contracts. Because the Company's products tend to have short life cycles, research and development is an integral part of the Company's ongoing cost structure.

Competition

      The packaging products industry is highly competitive. While there are several national companies that sell interior packaging, the Company's primary competition to date for its custom-designed cushion foam packaging products has been from smaller independent regional manufacturing companies. These companies generally market their products in specific geographic areas from neighboring facilities. In addition, the Company's foam packaging products compete against products made from alternative materials, including expanded polystyrene foams, die-cut corrugated, plastic peanuts, plastic bubbles and foam-in-place urethane.

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

      Competition in the engineered specialty foam products industry is also intensive. The Company's specialty foam products face competition primarily from smaller companies that typically concentrate on production of specialty products for specific industries. The Company expects that additional companies will enter the market for engineered specialty foam products as the market expands. The Company believes that its engineering expertise, its ability to combine foams with other materials such as plastics and laminates and its ability to manufacture products in a clean room environment will enable it to continue to compete effectively in the engineered specialty foam products market. The Company's specialty products also compete with products made from a wide range of other materials, including rubber, leather and other foams.

      The Company believes that its customers typically select vendors based primarily on price, product performance, product reliability and customer service. The Company believes that it is able to compete effectively with respect to these factors in each of its targeted markets.

Patents and Other Proprietary Rights

      The Company relies upon trade secret and patent protection to protect its technology. The Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and will continue to make efforts to obtain patents, when available, al-though there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will be upheld if challenged.

      The Company has two U.S. patents and one U.S. patent application pending relating to its molded fiber technology (including certain proprietary machine designs) and has preserved foreign patent rights with respect to this patent and patent application in certain foreign countries. The Company also has seven U.S. patents relating to its foam and packaging technologies. There can be no assurance that any of the Company's patent applications will be granted or that any patent or patent application of the Company will provide significant protection for the Company's products and technology. The expiration dates for the Company's patents range from February 2003 through August 2014.

      The Company has expanded the geographic reach of its molded fiber products by licensing its molded fiber patents and technology on an exclusive basis to Rexam in the United Kingdom and Starlite in China, covering the manufacture and sale of molded fiber products in the United Kingdom, Ireland, China and certain other Asian countries. See "Marketing and Sales."

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

Backlog

      The Company's backlog as of March 2, 1998, and March 1, 1997 totaled approximately $8.4 million and $8.3 million, respectively. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company's revenues for any period.

Employees

      As of March 2, 1998, the Company had 415 full-time employees, including 22 in engineering, 324 in manufacturing operations, 38 in marketing, sales and support services, and 31 in general and administration. The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.     PROPERTIES

      The following table presents certain information relating to each of the Company's properties:

                                        Square           Lease
Location                                 Feet       Expiration Date  Principal Use
--------                                 ----       ---------------  -------------

Georgetown, Massachusetts               54,000       (owned by the   Headquarters, fabrication, molding, test lab,
                                                       company)      clean-room, and engineering
Decatur, Alabama(1)                     36,000         12/31/98      Fabrication and engineering
Pawcatuck, Connecticut                  39,000         12/31/99      Fabrication and engineering
Kissimmee, Florida(1)                   37,240         12/31/98      Fabrication, molding, test lab, and
                                                                     engineering
Atlanta, Georgia(2)                     55,530         10/31/99      Fabrication, molding and engineering
Haverhill, Massachusetts                38,372          2/28/03      Flame lamination
Raritan, New Jersey                     67,125          2/28/03      Fabrication, molding, test lab, clean-room,
                                                                     and engineering
Gilroy, California(2)                   36,350          1/1/01       Molded fiber operations and engineering
Scarborough, Maine                      24,625          5/31/01      Molded fiber operations and engineering
Clinton, Iowa                           45,000          7/1/01       Molded fiber operations
Addison, Illinois(3)                    30,000          2/28/00      Fabrication and engineering
West Chicago, Illinois                2.76 acres     (owned by the   Undeveloped land
                                                       company)

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

      None.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

Market Price

      The Company's Common Stock, $.01 par value (the "Common Stock"), was listed on the Nasdaq Small Cap Market under the symbol "UFPT" and on the Boston Stock Exchange under the symbol "UFP" from December 17, 1993 to July 8, 1996. Thereafter, the Company's Common Stock has been listed on the Nasdaq National Market. The following table sets forth the range of high and low quotations for the Common Stock as reported by Nasdaq for the quarterly periods from January 1, 1996 to December 31, 1997:

                                             High     Low
                                             ----     ---
     Fiscal Year Ended December 31, 1997
         First Quarter                        6      3-1/2
         Second Quarter                     5-1/4    3-1/2
         Third Quarter                      4-1/2    3-3/4
         Fourth Quarter                     4-9/16   3-1/4

     Fiscal Year Ended December 31, 1996
         First Quarter                      4-1/2    2-7/8
         Second Quarter                     6-3/4    3-1/8
         Third Quarter                      6-1/8      4
         Fourth Quarter                     6-1/4    4-1/2

Number of Stockholders

      As of March 2, 1998, there were 133 holders of record of the Company's Common Stock.

Dividends

      The Company did not pay any dividends in 1997. Although prior to becoming a public company in December 1993, the Company had from time to time paid cash dividends on its capital stock, the Company presently intends to retain all of its earnings to provide funds for the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                  Year Ended December 31
                                                           (In thousands except per share data)
                                                    ---------------------------------------------------
                                                       1997       1996       1995       1994       1993
Consolidated Statement of Operations Data:
Net sales                                           $45,452    $39,359    $34,096    $31,907    $30,503
Cost of sales                                        33,200     29,447     26,022     25,347     23,634
                                                    -------    -------    -------    -------    -------
    Gross profit                                     12,252      9,912      8,074      6,560      6,969
Selling, general and administrative expenses          9,318      7,818      6,979      7,855      6,008
                                                    -------    -------    -------    -------    -------
    Operating income (loss)                           2,934      2,094      1,095     (1,295)       861
Other deductions
    Interest expense                                    649        485        438        339        316
    Equity in net income of unconsolidated              (15)       (20)       (18)       (18)       (22)
    affiliates and partnership
    Other, net                                           (4)       (39)        19        853        168
                                                    -------    -------    -------    -------    -------
       Total other deductions                           630        426        439      1,174        462
       Income (loss) before income taxes and          2,304      1,668        656     (2,469)       399
       discontinued operations
Income tax expense (benefit)                            995        406       (232)        45        300
                                                    -------    -------    -------    -------    -------
    Income (loss) from continuing operations          1,309      1,262        888     (2,514)        99
                                                    -------    -------    -------    -------    -------
Loss from discontinued operations(1)                     --         --         --         --        298
                                                    -------    -------    -------    -------    -------
    Net income (loss)                                 1,309      1,262        888     (2,514)      (199)
                                                    -------    -------    -------    -------    -------
Diluted earnings (loss) per share
    Continuing operations                              0.27       0.26       0.19      (0.55)      0.04
    Discontinued operations                              --         --         --         --      (0.11)
                                                    -------    -------    -------    -------    -------
    Net income (loss) per share                        0.27       0.26       0.19      (0.55)     (0.07)
                                                    =======    =======    =======    =======    =======
    Weighted average number of shares outstanding     4,863      4,874      4,734      4,598      2,470

                                                                         December 31
                                                     --------------------------------------------------
                                                       1997       1996       1995       1994       1993(2)
Consolidated Balance Sheet Data:
Working capital                                       2,579      2,488      1,952      1,444      3,095
Total assets                                         25,195     22,900     20,795     19,142     20,247
Short-term debt                                       2,612      2,455      3,257      2,766        857
Long-term debt, excluding current portion             3,233      3,223      2,414      1,603      1,913
Stockholders' equity                                 14,133     12,729     11,438     10,534     12,223

(1) Loss from discontinued operations is attributable to losses from the operations of Re-Source America, Inc., net of applicable taxes, in which the Company held a 45% interest. On September 30, 1993, this investment was written down to zero and its interest was distributed as a dividend to the Company's Stockholders.

(2) Reflects the completion of the Company's initial public offering and the acquisition of MFT.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      This report contains certain statements that are "forward-looking statements" as that term is defined under the Act and releases issued by the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend", "estimate" and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

      Examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company's packaging customers, (ii) actions by the Company's competitors and the ability of the Company to respond to such actions, (iii) the ability of the Company to obtain new customers and (iv) the ability of the Company to execute favorable acquisitions. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in the Company's various filings with the Securities and Exchange Commission and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

      Results of Operations

      The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company's consolidated statements of operations:

                                             Years Ended December 31
                                             -----------------------
                                             1997     1996      1995
                                             ----     ----      ----
      Net sales                             100.0    100.0     100.0
      Cost of sales                          73.0     74.8      76.3
         Gross profit                        27.0     25.2      23.7
      Selling, general and administrative
         expenses                            20.5     19.9      20.5
         Operating income                     6.5      5.3       3.2
      Total other deductions                  1.4      1.1       1.3
      Income before income taxes              5.1      4.2       1.9
      Provision (benefit) for income taxes    2.2      1.0      (0.7)
      Net income from continuing
      operations                              2.9      3.2       2.6

      1997 Compared to 1996:

      The Company's net sales increased 15.5% to $45.5 million for the year ended December 31, 1997 from $39.4 million in the same period last year. The increase in sales was primarily attributable to the impact on sales of FCE Industries which was acquired by the Company in January 1997, as well as increased sales of the Company's molded fiber packaging product.

      Cost of sales as a percentage of sales decreased to 73.0% for the year ended December 31, 1997 from 74.8% in 1996. The improvement was primarily attributable to improvements in margins on sales of molded fiber product as well as an increase in molded fiber sales as a percentage of overall sales.

      Selling, general, and administrative expenses ("SG&A") increased 19.2% to $9.3 million in 1997 from $7.8 million in 1996. As a percentage of sales, SG&A increased to 20.5% in 1997 from 19.9% in 1996. The increase in SG&A as a percentage of sales was due to a one-time write-off of receivables associated with a customer that filed for bankruptcy protection, additional expenses at FCE Industries, and additions to the management team.

      Interest expense increased 33.8% to $649,000 in 1997 from $485,000 in 1996. The increase was due to higher average borrowings associated with the acquisition of FCE Industries, slightly offset by lower average interest rates.

      The Company's effective tax rate was 43.2% and 24.3% in 1997 and 1996, respectively. The increase in 1997 is primarily due to the impact on the effective rate in 1996 of the realization of net operating loss carry-forwards and the reduction of the Company's valuation allowance for deferred income taxes associated with the unrestricted remaining loss carry-forwards. This reduction in the valuation allowance reflected the Company's improved operating performance, which resulted in the likelihood that the Company will be able to benefit from its deferred income taxes. See Note 9 to the Company's Consolidated Financial Statements.

      1996 Compared to 1995:

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

      Interest expense increased 10.7% to $485,000 in 1996 from $438,000 in 1995. The increase was primarily attributable to an increase in the Company's long-term capital lease obligations.

      The income tax expense was $406,000 in 1996, compared to a benefit of $232,000 in 1995. Both of these periods were positively affected by the realization of net operating loss carry-forwards and the reduction of the Company's valuation allowance for deferred income taxes associated with the unrestricted remaining loss carry-forwards. See Note 9 to the Company's Consolidated Financial Statements.

      Liquidity and Capital Resources

      The Company funds its operating expenses, capital requirements and growth plan through internally generated cash, bank credit facilities and long-term capital leases.

      As of December 31, 1997 and 1996, working capital was $2,579,000 and $2,488,000, respectively. Cash provided by operations was $3,090,000 and $2,968,000 in 1997 and 1996, respectively. The slight increase was primarily attributable to increased earnings and depreciation and amortization. Net cash used in investing activities included approximately $968,000 in new equipment associated with the Company's molded fiber product and $2.4 million of capital expenditures primarily to purchase additional equipment to support the growth of the Company's Moulded Fibre division.

      Including amounts due under its revolving credit facility, the Company had total debt outstanding of $6,758,000 and $5,679,000 at December 31, 1997 and 1996, respectively. The increase was primarily attributable to the financing of both the acquisition of FCE Industries in January 1997 and new machinery and equipment partially off-set by debt retirements during the year. The Company has a $5,000,000 revolving bank line of credit of which $2,500,000 was outstanding at December 31, 1997. Borrowings through the credit facility are unsecured, and bear interest at prime or LIBOR Plus 1.75%. See Note 7 to the Company's Consolidated Financial Statements.

      The Company has no significant capital commitments in 1998, but plans on adding additional machinery to increase capacity to manufacture molded fiber product as well as plans to enhance its information technology requiring both hardware and software purchases. Additionally, the Company may consider the acquisition of corporations, technologies or products in 1998 which are complementary to its business. The Company believes that its existing resources, including its revolving loan facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the end of 1998. However, there can be no assurances that such financing will be available at favorable terms, if at all.

      Asian Crisis

            Some of the Company's customers derive substantial revenue from sales of their products in Asia. These customers have indicated they are experiencing reduced sales of their products due to the Asian crisis and that their order levels for the Company's products may diminish. Although the Company believes anticipated sales to other customers and in other markets will offset any slowdown that may occur as a result of the Asian crisis, there can be no assurance that this will be the case.

      Year 2000 Data Conversion

            The Company is in the process of implementing comprehensive computer systems which are prepared for the year 2000. The implementation schedule anticipates a complete conversion prior to January 1, 2000. The Company presently believes that, with the conversion to new software, the year 2000 problem will not pose a significant operational problem to the Company. However, there can be no assurance that the systems of other parties upon which the Company's businesses also rely, including but not limited to the Company's customers and suppliers, will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems or those of other parties to operate or properly manage dates beyond 1999.

      Other

            A significant portion of the Company's sales of molded fiber products are to manufacturers of computer peripherals and other consumer products. As a result, the Company believes that its sales are somewhat seasonal, with increased sales in the second half of the year. The Company does not believe that inflation has had a material impact on its results of operations in the last three years.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.


ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended December 31, 1997.


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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1)    Financial Statements                                             Page
           Index to Consolidated Financial Statements and Financial
           Statement Schedules...............................................F-1

           Independent Auditors' Report......................................F-2

           Consolidated Balance Sheets as of December 31, 1997 and 1996......F-3

           Consolidated Statements of Income for the years ended
           December 31, 1997, 1996, and 1995.................................F-4

           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995...........................F-5

           Consolidated Statements of Cash Flows for the years ended
           December 31, 1997, 1996, and 1995.................................F-6

           Notes to Consolidated Financial Statements........................F-7


(A) (2)    Financial Statement Schedules

           Independent Auditors' Report on Supplementary Information........F-20

           Schedule II - Valuation and Qualifying Accounts..................F-21

(A) (3)    Exhibits

             Number                                                      Reference
             ------                                                      ---------
              2.01      Agreement and Plan of Reorganization among the      A-2.01**
                        Company, Moulded Fibre Technology, Inc. and
                        UFPAcquisition, Inc.
              2.02      Agreement of Merger between Moulded Fibre           C-2.02**
                        Technology, Inc. and UFP Acquisition, Inc.
              2.03      Merger Agreement relating to the                    A-2.02
                        reincorporation of the Company in Delaware.
              2.04      Asset Purchase Agreement relating to the            I-2**
                        purchase of FCE.
              3.01      Certificate of Incorporation of the Company, as     F-3.01**
                        amended.
              3.02      Bylaws of the Company.                              A-3.02**
              4.01      Specimen Certificate for shares of the              A-4.01**
                        Company's Common Stock.

             Number                                                      Reference
             ------                                                      ---------
              4.02      Description of Capital Stock (contained in the      A-4.02**
                        Certificate of Incorporation of the Company,
                        filed as Exhibit 3.01).
              4.03      Form of Common Stock Purchase Warrant issued to     A-1.02**
                        the underwriters in connection with the initial
                        public offering of the Company.
              10.01     $300,000 Construction Mortgage Loan Agreement       A-10.01**
                        between the Company and Gloucester Bank & Trust
                        Company.
              10.02     $1,000,000 Mortgage and Promissory Note issued by   A-10.02**
                        the Company in favor of Gloucester Bank & Trust
                        Company.
              10.03     Loan and Security Agreement between the Company     D-10.03**
                        and The First National Bank of Boston.
              10.03A    Extension of Loan and Security Agreement
                        between the Company and The First National Bank     A-10.03A**
                        of Boston.
              10.04     Loan Agreement, Mortgage and Security Agreement     A-10.04**
                        between United Development Company Limited and
                        Osceola County Industrial Development Authority.
              10.05     Guaranty and Indemnification Agreement of           A-10.05**
                        Richard L. Bailly, William H. Shaw and the
                        Company in favor of Barnett Bank & Trust
                        Company, N.A. for the benefit of United
                        Development Company Limited.
              10.06     Alabama Leasehold Mortgage of United                A-10.06**
                        Development Company Limited to First American
                        Bank.
              10.07     Guaranty of the Company in favor of First           A-10.07**
                        American Bank for the benefit of United
                        Development Company Limited.
              10.08     Agreement between the Company and William H.        A-10.08**
                        Shaw.
              10.09     Agreement and Severance Agreement between the       A-10.09**
                        Company and Richard L. Bailly.
              10.12     Noncompetition Agreement between the Company and    A-10.12**
                        David L. Friedman (contained in Exhibit 2.01).
              10.13     Noncompetition Agreement between the Company        A-10.13**
                        and Roger J. Baker.
              10.16     Form of Warrant to Purchase Common Stock issued     A-10.16**
                        to former stockholders of Moulded Fibre Technology,
                        Inc. (contained in Exhibit 2.01).
              10.17     1982 Incentive Stock Option Plan.                   A-10.17**
              10.18     Employee Stock Purchase Plan.                       A-10.18**
              10.19     1993 Combined Stock Option Plan, as amended.        E-4.4**
              10.20     1993 Nonemployee Director Stock Option Plan.        B-4.5**

             Number                                                      Reference
             ------                                                      ---------
              10.21     Facility Lease between the Company and United       A-10.21**
                        Development Company Limited.
              10.22     Facility Lease between the Company and Raritan      A-10.22**
                        Associates.
              10.23     Facility Sublease between the Company and           A-10.23**
                        United Development Company Limited.
              10.25     Facility lease between the Company and Flanders     A-10.25**
                        Properties.
              10.26     Amendment to facility lease between the Company     A-10.26**
                        and Flanders Properties.
              10.27     Facility Lease between the Company and Dana         A-10.27**
                        Evans d/b/a Evans Enterprises.
              10.28     Facility Lease between Moulded Fibre                A-10.28**
                        Technology, Inc. and J.B. Brown & Sons.
              10.29     Facility Lease between the Company and Cole         G-10.29**
                        Taylor Bank, as Trustee
              10.30     Form of Indemnification Agreement for directors     A-10.30**
                        and officers of the Company.
              10.32     Promissory Note of United Development Company       A-10.32**
                        Limited in favor of the Company.
              10.33     Form of Representative's Warrant Agreement.         A-10.33**
              10.34     Facility Lease between Moulded Fibre                C-10.34**
                        Technology, Inc. and Lincoln Gilroy II and
                        Patrician Associates, Inc.
              10.35     Facility Lease between the Company and M.D.         D-10.35**
                        Hodges Enterprises, Inc.
              10.36     Facility Lease between Moulded Fibre                D-10.36**
                        Technology, Inc. and Dead River Properties.
              10.37     Facility Lease between the Company and Clinton      G-10.37**
                        Area Development Corporation.
              10.38.7   First Amendment to Credit Agreement, dated May
                        31, 1995, between the Company and BayBank.          F-10.38.7**
              10.38.8   Amended and Restated Revolving Credit Note,
                        dated May 31, 1996, between the Company and         F-10.38.8**
                        BayBank.
              10.38.9   Amended and Restated Equipment Note, dated May
                        31, 1996, between the Company and BayBank.          F-10.38.9**
              10.38.10  Second Amendment to Credit Agreement                J-10**
              10.39     Employment Agreement with R. Jeffrey Bailly         H-10.37**
                        dated April 4, 1995

             Number                                                      Reference
             ------                                                      ---------
              11.01     Statement re:  Computation of Per Share             Filed herewith
                        Earnings (included in financial statements)
              21.01     Subsidiaries of the Company.                        K-21.01**
              23.01     Consent of KPMG Peat Marwick LLP.                   Filed herewith
              27.01     Financial Data Schedule.                            Filed herewith
              27.02     Financial Data Schedule.                            Filed herewith.
              27.03     Financial Data Schedule.                            Filed herewith.

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

           J Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1997. The number set forth herein is the number of the exhibit in said Quarterly Report.

           K Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The number set forth herein is the number of the exhibit in said Annual Report.

           *  Management contract or compensatory plan or arrangement.

           ** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(B)   Reports On Form 8-K

      The Company did not file any current reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        UFP TECHNOLOGIES, INC.


Date:   March 23, 1998  By: /s/ R. Jeffrey Bailly
                            -------------------------------
                            R. Jeffrey Bailly, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                      TITLE                             DATE
---------                      -----                             ----


/s/ R. Jeffrey Bailly          President, Chief Executive,       March 30, 1998
----------------------------   Officer and Director
R. Jeffrey Bailly


/s/ William H. Shaw            Chairman of the Board of          March 30, 1998
----------------------------   Directors
William H. Shaw


/s/ Ron Lataille               Chief Financial Officer, Vice     March 30, 1998
----------------------------   President, Principal Accounting
Ron Lataille                   Officer


/s/ Richard L. Bailly          Executive Vice President,         March 30, 1998
----------------------------   Director
Richard L. Bailly


/s/ William C. Curry           Director                          March 30, 1998
----------------------------
William C. Curry


/s/ David L. Friedman          Director                          March 30, 1998
----------------------------
David L. Friedman


/s/ Kenneth L. Gestal          Director                          March 30, 1998
----------------------------
Kenneth L. Gestal


/s/ T. Gordon Roddick          Director                          March 30, 1998
----------------------------
T. Gordon Roddick


/s/ Peter R. Worrell           Director                          March 30, 1998
----------------------------
Peter R. Worrell

                             UFP TECHNOLOGIES, INC.

                 Consolidated Financial Statements and Schedule

                           December 31, 1997 and 1996


                   (With Independent Auditors' Report Thereon)

                             UFP TECHNOLOGIES, INC.

   Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                            Page
                                                                            ----
Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996                F-3

Consolidated Statements of Income for the years ended
   December 31, 1997, 1996 and 1995 F-4

Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1997, 1996 and 1995                                         F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995                                         F-6

Notes to Consolidated Financial Statements                                  F-7

Schedule

Independent Auditors' Report on Supplementary Information                   F-20

Schedule II - Valuation and Qualifying Accounts                             F-21

                          Independent Auditors' Report

The Board of Directors and Stockholders
UFP Technologies, Inc.:

We have audited the consolidated balance sheets of UFP Technologies, Inc. and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UFP Technologies, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


Boston, Massachusetts
February 12, 1998

                             UFP TECHNOLOGIES, INC.

                           Consolidated Balance Sheets

                                                                            December 31,
                                                                     --------------------------
                        Assets                                            1997          1996
                                                                          ----          ----
Current assets:
    Cash and cash equivalents                                        $    233,452       143,531
    Receivables, net (note 3)                                           6,413,251     5,602,202
    Inventories (note 4)                                                3,053,299     2,585,560
    Prepaid expenses                                                       83,800       239,093
    Deferred income taxes (note 9)                                         63,000       365,000
                                                                     ------------   -----------
                    Total current assets                                9,846,802     8,935,386
                                                                     ------------   -----------

Property, plant and equipment (notes 5, 7 and 14)                      20,110,727    17,201,709
    Less accumulated depreciation and amortization                     (8,920,621)   (7,486,126)
                                                                     ------------   -----------
                    Net property, plant and equipment                  11,190,106     9,715,583
                                                                     ------------   -----------

Cash surrender value of officers' life insurance, net of loans
    of $13,595 in 1997 and 1996                                           352,577       325,161
Investment in and advances to affiliated partnership (note 6)             240,364       226,887
Deferred income taxes (note 9)                                            693,000       801,000
Goodwill, net (note 1)                                                  2,539,367     2,577,491
Other assets                                                              332,551       318,370
                                                                     ------------   -----------

                    Total assets                                     $ 25,194,767    22,899,878
                                                                     ============   ===========

    Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable (note 7)                                           $  2,500,000     1,400,000
    Current installments of long-term debt (note 7)                       111,888       394,825
    Current installments of capital lease obligations (note 14)           913,170       660,192
    Accounts payable                                                    1,540,377     2,215,030
    Accrued expenses and payroll withholdings (note 8)                  2,202,817     1,776,926
                                                                     ------------   -----------
                    Total current liabilities                           7,268,252     6,446,973

Long-term debt, excluding current installments (note 7)                   624,641       764,256
Capital lease obligations, excluding current installments (note 14)     2,608,768     2,459,261
Retirement liability (note 13)                                            559,896       499,896
                                                                     ------------   -----------
                    Total liabilities                                  11,061,557    10,170,386
                                                                     ------------   -----------

Commitments and contingencies (note 14)

Stockholders' equity (notes 11 and 12):
    Preferred stock, $.01 par value.  Authorized
       1,000,000 shares; no shares issued or outstanding                       --            --
    Common stock, $.01 par value.  Authorized
       20,000,000; issued and outstanding 4,666,354 shares
       in 1997 and 4,636,854 shares in 1996                                46,664        46,369
    Additional paid-in capital                                          9,499,019     9,404,902
    Retained earnings                                                   4,587,527     3,278,221
                                                                     ------------   -----------
                    Total stockholders' equity                         14,133,210    12,729,492
                                                                     ------------   -----------

                    Total liabilities and stockholders' equity       $ 25,194,767    22,899,878
                                                                     ============   ===========

See accompanying notes to consolidated financial statements.

                             UFP TECHNOLOGIES, INC.

                        Consolidated Statements of Income

                                                                       Years ended December 31,
                                                              ----------------------------------------
                                                                   1997          1996          1995
                                                                   ----          ----          ----

Net sales                                                     $ 45,452,232    39,359,066    34,096,235
Cost of sales                                                   33,200,304    29,446,979    26,022,457
                                                              ------------   -----------   -----------
        Gross profit                                            12,251,928     9,912,087     8,073,778

Selling, general and administrative expenses                     9,318,080     7,818,451     6,979,165
                                                              ------------   -----------   -----------

        Operating income                                         2,933,848     2,093,636     1,094,613
                                                              ------------   -----------   -----------

Other income (deductions):
    Interest expense                                              (649,269)     (484,958)     (437,978)
    Equity in net income of unconsolidated
        affiliated partnership (note 6)                             15,227        19,937        17,541
    Other, net                                                       4,500        39,842       (18,719)
                                                              ------------   -----------   -----------
        Total other deductions                                    (629,542)     (425,179)     (439,156)
                                                              ------------   -----------   -----------

        Income before income tax expense (benefit)               2,304,306     1,668,457       655,457

Income tax expense (benefit) (note 9)                              995,000       406,000      (232,244)
                                                              ------------   -----------   -----------

        Net income                                            $  1,309,306     1,262,457       887,701
                                                              ============   ===========   ===========

Per share data (note 10):
    Basic net income per share                                $       0.28          0.27          0.19
                                                              ============   ===========   ===========

    Diluted net income per share                              $       0.27          0.26          0.19
                                                              ============   ===========   ===========

Weighted average number of shares used in computation of per share data (note 10):
    Basic                                                        4,655,586     4,634,098     4,625,151
                                                              ============   ===========   ===========

    Diluted                                                      4,863,110     4,874,125     4,734,247
                                                              ============   ===========   ===========

See accompanying notes to consolidated financial statements.

                             UFP TECHNOLOGIES, INC.

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995

                                              Common stock    Additional                 Total
                                            ----------------   paid-in     Retained   stockholders'
                                            Shares    Amount   capital     earnings      equity
                                            ------    ------   -------     --------      ------

Balance at December 31, 1994              4,621,854  $46,219  $9,360,027  $1,128,063  $10,534,309

    Stock issued in lieu of compensation      5,000       50      16,200          --       16,250
    Net income                                   --       --          --     887,701      887,701
                                          ---------  -------  ----------  ----------  -----------

Balance at December 31, 1995              4,626,854   46,269   9,376,227   2,015,764   11,438,260

    Sale of common stock through
       incentive stock option plan            5,000       50      11,850          --       11,900
    Stock issued in lieu of compensation      5,000       50      16,825          --       16,875
    Net income                                   --       --          --   1,262,457    1,262,457
                                          ---------  -------  ----------  ----------  -----------

Balance at December 31, 1996              4,636,854   46,369   9,404,902   3,278,221   12,729,492

    Sale of common stock through
       incentive stock option plan           22,500      225      60,437          --       60,662
    Stock issued in lieu of compensation      7,000       70      33,680          --       33,750
    Net income                                   --       --          --   1,309,306    1,309,306
                                          ---------  -------  ----------  ----------  -----------

Balance at December 31, 1997              4,666,354  $46,664  $9,499,019  $4,587,527  $14,133,210
                                          =========  =======  ==========  ==========  ===========

See accompanying notes to consolidated financial statements.

                             UFP TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows

                                                                                    Years ended December 31,
                                                                             -------------------------------------
                                                                                 1997         1996         1995
                                                                                 ----         ----         ----
Cash flows from operating activities:
    Net income                                                               $ 1,309,306    1,262,457      887,701
    Adjustments to reconcile net income to
       net cash provided by operating activities:
          Depreciation and amortization                                        1,801,758    1,498,123    1,241,550
          Equity in net income of unconsolidated
              affiliate and partnership                                          (15,227)     (19,937)     (17,541)
          Loss on disposal of property, plant and equipment                       39,269           --        1,304
          Stock issued in lieu of compensation                                    33,750       16,875       16,250
          Deferred income taxes                                                  410,000      131,000     (291,600)
          Changes in operating assets and liabilities:
              Receivables, net                                                  (135,336)    (657,661)    (372,745)
              Inventories                                                       (172,738)    (152,874)      11,084
              Prepaid expenses                                                   212,148       83,534      (43,874)
              Accounts payable                                                  (785,771)     400,223     (435,621)
              Accrued expenses and payroll withholdings                          332,385      346,530       19,061
              Retirement liability                                                60,000       60,000       60,000
                                                                             -----------   ----------   ----------
                     Net cash provided by operating activities                 3,089,544    2,968,270    1,075,569
                                                                             -----------   ----------   ----------

Cash flows from investing activities:
    Additions to property, plant and equipment                                (2,436,224)  (3,376,146)  (2,415,334)
    Acquisition of Foam Cutting Engineers, less cash acquired                 (1,512,879)          --           --
    (Increase) decrease in cash surrender value of officers' life insurance      (27,416)      18,829      218,453
    Increase in other assets                                                     (23,352)     (32,182)     (83,153)
    Payments received on advances to affiliated company                            1,750       21,000       21,000
    Proceeds from disposal of property, plant and equipment                        4,500           --           --
                                                                             -----------   ----------   ----------
                     Net cash used in investing activities                    (3,993,621)  (3,368,499)  (2,259,034)
                                                                             -----------   ----------   ----------

Cash flows from financing activities:
    Net borrowings (repayments) under notes payable                            1,100,000   (1,375,000)     210,600
    Proceeds from long-term borrowings                                                --           --      400,000
    Proceeds from long-term capital leases                                       967,000    1,941,000    1,000,000
    Proceeds from sale of common stock                                            60,662       11,900           --
    Principal repayments of long-term debt                                      (422,551)    (186,207)    (119,422)
    Principal repayments of obligations under capital leases                    (711,113)    (372,423)    (189,448)
                                                                             -----------   ----------   ----------
                     Net cash provided by financing activities                   993,998       19,270    1,301,730
                                                                             -----------   ----------   ----------

Net change in cash and cash equivalents                                           89,921     (380,959)     118,265

Cash and cash equivalents at beginning of year                                   143,531      524,490      406,225
                                                                             -----------   ----------   ----------

Cash and cash equivalents at end of year                                     $   233,452      143,531      524,490
                                                                             ===========   ==========   ==========

See accompanying notes to consolidated financial statements.

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996


(1)    Summary of Significant Accounting Policies

       (a)    Principles of Consolidation

              The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc. and its wholly owned subsidiary, Moulded Fibre Technology, Inc. (MFT). All significant intercompany balances and transactions have been eliminated in consolidation.

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

              Estimated useful lives of property, plant and equipment are as follows:

                Leasehold improvements                    Life of the lease
                Buildings and improvements                31.5 years
                Equipment                                 8-10 years
                Furniture and fixtures                    5-7 years

       (e)    Income Taxes

              The Company's income taxes are accounted for under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                             UFP TECHNOLOGIES, INC.

(1),   Continued

       (f)    Investments in Realty Partnerships

              The Company has invested in two realty limited partnerships, Lakeshore Estates Associates and United Development Company Limited. These investments are stated at cost, plus or minus the Company's proportionate share of the limited partnerships' income or losses, less any distributions received from the limited partnerships. The Company has recognized its share of Lakeshore Estates Associates' losses only to the extent of its original investment in, and advances to, this partnership.

       (g)    Goodwill

              The goodwill recorded in connection with the acquisition of MFT is being amortized on a straight-line basis over a 20-year period. Accumulated amortization was $788,104 and $636,364 as of December 31, 1997 and 1996, respectively. In 1996 and 1995, a charge in lieu of taxes of $954,990 and $75,400, respectively, was allocated to reduce goodwill.

              The goodwill recorded in connection with the acquisition of the net assets of Foam Cutting Engineers, Inc. ("FCE") is being amortized over a 20-year period. Accumulated amortization was $7,176 as of December 31, 1997.

              The Company assesses the recoverability of its intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through projected future results. Goodwill impairment is measured based on projected undiscounted cash flows over the asset's remaining life.

       (h)    Net Income Per Share

              In December 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS 128"). All previously reported earnings per share have been restated to reflect the provisions of SFAS 128.

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

                             UFP TECHNOLOGIES, INC.

(1),   Continued

       (k)    Recent Accounting Pronouncements

              The Financial Accounting Standards Board recently issued Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income, and No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company is evaluating the impact of these statements and will adopt them in 1998.

(2)    Supplemental Cash Flow Information

       Cash paid for interest and income taxes is as follows:

                                                 Years ended December 31,
                                            ------------------------------------
                                              1997          1996           1995
                                              ----          ----           ----
           Interest                         $541,270       484,958       439,508
                                            ========       =======       =======

           Income taxes                     $700,230        82,662        49,432
                                            ========       =======       =======

(3)    Receivables

       Receivables consist of the following:

                                                                December 31,
                                                           ---------------------
                                                               1997      1996
                                                               ----      ----
           Accounts receivable - trade                     $6,596,836  5,766,299
           Employee advances                                   12,751        255
                                                           ----------  ---------
                                                            6,609,587  5,766,554

           Less allowance for doubtful receivables            196,336    164,352
                                                           ----------  ---------

                                                           $6,413,251  5,602,202
                                                           ==========  =========

(4)    Inventories

       Inventories consist of the following:

                                                               December 31,
                                                           ---------------------
                                                              1997       1996
                                                              ----       ----
           Raw materials                                   $1,933,740  1,850,238
           Work in process                                    395,592    190,553
           Finished goods                                     723,967    544,769
                                                           ----------  ---------

                                                           $3,053,299  2,585,560
                                                           ==========  =========

                             UFP TECHNOLOGIES, INC.

(5)    Property, Plant and Equipment

       Property, plant and equipment consist of the following:

                                                               December 31,
                                                         -----------------------
                                                             1997        1996
                                                             ----        ----
           Land                                          $   315,319      85,319
           Buildings and improvements                      2,940,091   2,933,949
           Leasehold improvements                          1,008,155     943,162
           Equipment                                      13,478,014  10,814,648
           Furniture and fixtures                          1,036,753   1,045,493
           Construction in progress - equipment            1,332,395   1,379,138
                                                         -----------  ----------

                                                         $20,110,727  17,201,709
                                                         ===========  ==========

(6)    Investment in and Advances to Affiliated Partnership

       The Company has an ownership interest in a realty limited partnership, United Development Company Limited. This investment is stated at cost, plus the Company's proportionate share of the limited partnership's income, less any distributions received from the limited partnership. The Company's proportionate share of the limited partnership's net income was $15,227, $19,937, and $17,541 in 1997, 1996 and 1995, respectively.

       On September 30, 1993, United Development Company Limited executed and delivered to the Company a term note in the amount of $210,000 to evidence advances received from the Company. This note accrues interest at the prime rate plus 2% (10.5% at December 31, 1997). The note is repayable in monthly installments of $1,750 plus interest.

(7)    Indebtedness

       At December 31, 1997, the Company may borrow up to $5,000,000 under a revolving line of credit at the bank's prime lending rate (8.5% at December 31, 1997) or LIBOR plus 1.75%. Amounts borrowed under this arrangement are due on demand and are unsecured. At December 31, 1997 and 1996, borrowings under this arrangement were $2,500,000 and $1,400,000, respectively.

                             UFP TECHNOLOGIES, INC.

(7),   Continued

       Long-term debt consists of the following:

                                                                          December 31,
                                                                     -------------------
                                                                        1997       1996
                                                                        ----       ----

       8.76% mortgage note payable in monthly installments
          of $8,759 including interest, maturing in 2007;
          secured by real estate                                     $678,196    723,736
       Mortgage note payable                                               --    222,030
       Note payable in monthly installments of $9,722 plus
          interest at the bank's prime lending rate (8.5%
          at December 31, 1997), maturing in 1998; secured by
          equipment                                                    58,333    175,000
       Note payable                                                        --     38,315
                                                                     --------  ---------
                     Total long-term debt                             736,529  1,159,081
          Less current installments                                   111,888    394,825
                                                                     --------  ---------

                     Long-term debt, excluding current installments  $624,641    764,256
                                                                     ========  =========

       Aggregate maturities of long-term debt are as follows:

           Year ending December 31:
                1998                                            $111,888
                1999                                              55,962
                2000                                              60,728
                2001                                              65,899
                2002                                              71,510
                Thereafter                                       370,542
                                                                --------

                                                                $736,529
                                                                ========

(8)    Accrued Expenses and Payroll Withholdings

       Accrued expenses and payroll withholdings consist of the following:

                                                                December 31,
                                                         -----------------------
                                                             1997         1996
                                                             ----         ----
           Compensation                                  $  903,462      704,412
           Benefits                                         512,438      568,856
           Other                                            786,917      503,658
                                                         ----------    ---------

                                                         $2,202,817    1,776,926
                                                         ==========    =========

                             UFP TECHNOLOGIES, INC.

(9)    Income Taxes

       Total income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 was allocated as follows:

                                                              1997      1996       1995
                                                              ----      ----       ----

       Income from operations                               $995,000   406,000   (232,244)
                                                            ========  ========   ========
       Goodwill, for initial recognition of acquired
          tax benefits that previously were included
          in the valuation allowance                        $     --  (954,990)   (75,400)
                                                            ========  ========   ========

       Income tax expense (benefit) consists of:

                                                               Years ended December 31,
                                                            -----------------------------
                                                              1997      1996       1995
                                                              ----      ----       ----

       Current:
          Federal                                           $454,000   170,000     18,556
          State                                              131,000   105,000     40,800
                                                            --------  --------   --------
                                                             585,000   275,000     59,356
                                                            --------  --------   --------

       Deferred:
          Federal                                            360,000   136,000   (291,600)
          State                                               50,000    (5,000)        --
                                                            --------  --------   --------
                                                             410,000   131,000   (291,600)
                                                            --------  --------   --------

                                                            $995,000   406,000   (232,244)
                                                            ========  ========   ========

       At December 31, 1997, the Company has net operating loss carryforwards for income tax purposes of approximately $2,600,000 which are available to offset future taxable income and expire during the years ending December 31, 2006 through 2009.

       The future benefit of the net operating loss carryforwards in any year is limited to $302,000 under the provisions of the Tax Reform Act of 1986, which imposes an annual limitation on the amount that can offset taxable income due to the change in ownership of MFT.

                             UFP TECHNOLOGIES, INC.

(9),   Continued

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                    December 31,
                                                              ---------------------
                                                                  1997       1996
                                                                  ----       ----

           Deferred tax assets related to:
               Receivables                                    $   82,461     65,741
               Inventories                                       107,364     62,805
               Compensation programs                              39,903     20,030
               Capital leases                                         --    123,749
               Retirement liability                              235,156    199,958
               Net operating loss carryforwards                  925,247  1,022,206
               Alternative minimum tax credits                        --    114,000
               Other                                                  --      8,500
                                                              ----------  ---------
                                                               1,390,131  1,616,989

           Deferred tax liabilities related to:
               Excess of book over tax basis of fixed assets     510,307    326,947
               Investee tax loss in excess of book losses        123,824    124,042
                                                              ----------  ---------
                                                                 634,131    450,989
                                                              ----------  ---------

                     Net deferred tax assets                  $  756,000  1,166,000
                                                              ==========  =========

       The net change in the total valuation allowance for the years ended December 31, 1996 and 1995 was a decrease of $1,529,508 and $612,535, respectively.

       The amount recorded as net deferred tax assets as of December 31, 1997 and 1996 represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company believes that the net deferred tax asset of $756,000 at December 31, 1997 will more likely than not be realized in the carryforward period. The Company's U.S. taxable income before application of net operating loss carryforwards was approximately $2,123,000, $1,859,000 and $609,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Management reviews the recoverability of deferred tax assets during each reporting period.

                             UFP TECHNOLOGIES, INC.

(9),   Continued

       Actual tax expense (benefit) for the years presented differs from "expected" tax expense (benefit) for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense (benefit) as follows:

                                                                                     Years ended
                                                                                    December 31,
                                                                                 -------------------
                                                                                 1997   1996    1995
                                                                                 ----   ----    ----

       Computed "expected" tax rate                                              34.0%  34.0%   34.0%
       Increase (decrease) in income
          taxes resulting from:
              State taxes, net of federal tax benefit                             4.2    4.0     4.2
              Officers' life insurance                                            1.0     .5     2.0
              Amortization of goodwill                                            2.3    4.2    11.4
              Change in the beginning of the year balance of the valuation allowance for deferred tax assets, net of $954,990 and $75,400 allocated to goodwill in 1996 and 1995,
                 respectively                                                      --  (18.4)  (88.2)
              Other                                                               1.7     --     1.2
                                                                                 ----   ----    ----

                                                                                 43.2%  24.3%   (35.4)%
                                                                                 ====   ====    ====

(10)   Net Income Per Share

       Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute diluted income per share consisted of the following:

                                                    1997       1996      1995
                                                    ----       ----      ----
             Weighted average common shares
                 outstanding during the year     4,655,586  4,634,098  4,625,151
             Weighted average common equivalent
                 shares due to stock options       207,524    240,027    109,096
                                                 ---------  ---------  ---------

                                                 4,863,110  4,874,125  4,734,247
                                                 =========  =========  =========

                             UFP TECHNOLOGIES, INC.

(11)   Stock Option Plans

       The Company maintains a stock option plan to provide long-term rewards and incentives to the Company's key employees, officers, employee directors, consultants and advisors. The plan provides for either nonqualified stock options or incentive stock options for the issuance of up to 1,050,000 shares of common stock. The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for nonqualified stock options shall be determined by the Stock Option Committee. Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the option. At December 31, 1997, 697,500 options were outstanding under the plan.

       The Company also maintains a stock option plan (the "Director Plan") covering nonemployee directors. The Director Plan provides for options for the issuance of up to 110,000 shares of common stock. On July 1 of each year, each individual who at the time is serving as a nonemployee director of the Company will receive an automatic grant of options to purchase 2,500 shares of common stock. These options become exercisable in full six months after the date of grant and expire ten years from the date of grant. The exercise price is the fair market value of the common stock on the date of grant. At December 31, 1997, 40,000 options were outstanding under the Director Plan.

       The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in connection with these plans. Since the Company accounts for its stock option plans under APB 25, certain pro forma information regarding net income and net income per share is required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), as if the Company had accounted for its stock option plans under the fair value approach of SFAS 123. For purposes of the pro forma disclosures, the estimated fair value of the stock plans is amortized to expense over the related vesting period of the options. The Company's pro forma information is as follows:


                                                                 Years ended December 31,
                                                           ----------------------------------
                                                          1997           1996          1995

          Net income as reported                      $ 1,309,306      1,262,457      887,701
                                                      ===========      =========      =======
          Pro forma net income                        $ 1,016,768      1,120,964      779,217
                                                      ===========      =========      =======

          Basic net income per share as reported      $      0.28           0.27         0.19
                                                      ===========     ==========     ========
          Pro forma basic net income per share        $      0.22           0.24         0.17
                                                      ===========     ==========     ========

          Diluted net income per share as reported    $      0.27           0.26         0.19
                                                      ===========     ==========     ========
          Pro forma diluted net income per share      $      0.21           0.23         0.16
                                                      ===========     ==========     ========

       The effect of applying SFAS 123 as shown above in the pro forma disclosures is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to 1995.

                             UFP TECHNOLOGIES, INC.

(11),  Continued

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in 1997, 1996 and 1995, respectively: no dividend yield for each year; expected volatility of 61%, 62%, and 68%; risk-free interest rates of 6.16%, 6.13%, and 5.38%; and expected lives of 4.6, 4.6 and 8.9 years.


       The following is a summary of stock option activity under both plans:

                                               Shares           Weighted Average
                                            Under Options        Exercise Price
                                            -------------        --------------
        Outstanding at December 31, 1994       498,000            $  3.86
            Granted                            230,000               2.83
            Canceled or expired                (37,000)              5.35
                                               -------

        Outstanding at December 31, 1995       691,000               3.44
            Granted                             68,000               3.82
            Exercised                           (5,000)              2.38
            Canceled or expired                (21,250)              5.35
                                               -------

        Outstanding at December 31, 1996       732,750               3.43
            Granted                             76,500               4.43
            Exercised                          (22,500)              2.69
            Canceled or expired                (49,250)              3.87
                                               -------

        Outstanding at December 31, 1997       737,500               3.52
                                               =======

      The weighted-average fair value of options granted during 1997, 1996 and 1995 was $1.92, $2.16 and $1.93, respectively. As of December 31, 1997, 409,125 of the outstanding options were exercisable.

                             UFP TECHNOLOGIES, INC.

(11),  Continued

       The following is a summary of information relating to stock options outstanding at December 31, 1997:


                                             Options Outstanding                           Options Exercisable
                            ---------------------------------------------------         -------------------------

                              Number              Weighted-            Weighted           Number        Weighted-
                            Outstanding            Average             Average          Exercisable       Average
           Range of         at December           Remaining            Exercise         at December      Exercise
        Exercise Prices      31, 1997          Contractual Life         Price            31, 1997          Price
        ---------------      --------          ----------------         -----            --------          -----

       $2 - 3                308,000              2.5 years           $  2.18             207,750       $  2.18

        3 - 4                201,000              3.2                    3.32              79,375          3.27

        4 - 5                 58,000              5.3                    4.59                 375          4.75

        5 - 6                158,000              2.2                    5.50             118,500          5.50

        6 - 7                 12,500              8.5                    6.13               3,125          6.13
                             -------                                                     -------

                             737,500                                                     409,125
                             =======                                                     =======

(12)   Stockholders' Equity

       In connection with the acquisition of MFT, the Company issued warrants to purchase up to 165,904 shares of the Company's common stock. The warrants are exercisable at a price of $6.60 per share and expire on December 16, 1998.

(13)   Supplemental Retirement Plan

       The Company has a supplemental retirement plan for two of its key officers which will provide an annual benefit to these individuals over a 12-year period following separation from employment. The Company recorded an expense of $60,000 in 1997, 1996 and 1995, in accordance with this plan, which includes both current costs and prior service costs for these individuals. The present value of the supplemental retirement obligation has been calculated using an 8% discount rate.

(14)   Leases

       The Company acquired a facility in 1988 under a capital lease arrangement that extends through 2000. Lease payments are made to a limited partnership in which the Company and two of its officers are shareholders.

       The Company has noncancelable operating leases for its other facilities that expire through 2003. Certain of the leases contain escalation clauses which require payments of additional rent to the extent of increases in related operating costs. The Company also leases various equipment under capital leases which expire through 2001.

                             UFP TECHNOLOGIES, INC.

(14),  Continued

       Included in property, plant and equipment are the following amounts held under capital lease:

                                                      December 31,
                                             -----------------------------
                                                  1997              1996
                                                  ----              ----
        Buildings and improvements           $ 1,026,850         1,026,850
        Equipment                              3,757,410         2,646,800
        Furniture                                 --                29,680
                                             -----------         ---------
                                               4,784,260         3,703,330
        Less accumulated amortization         (1,182,931)         (866,912)
                                             -----------         ---------

                                             $ 3,601,329         2,836,418
                                             ===========         =========

       Future minimum lease payments under noncancelable operating leases and the present value of future minimum lease payments under capital leases as of December 31, 1997, are as follows:

                                                                        Capital          Operating
                                                                        Leases            Leases
                                                                        ------            ------
       Year ending December 31:
          1998                                                       $ 1,164,277        1,256,913
          1999                                                         1,334,547        1,028,071
          2000                                                         1,091,858          718,961
          2001                                                           414,969          524,026
          2002                                                            --              477,043
          Thereafter                                                      --              128,707
                                                                     -----------        ---------
                     Total minimum lease payments                      4,005,651        4,133,721
                                                                                       ==========
       Less amount representing interest                                 483,713
                                                                     -----------
                     Present value of future minimum lease payments    3,521,938
       Less current installments of obligations under capital leases     913,170
                                                                     -----------
                     Obligations under capital lease, excluding
                       current installments                          $ 2,608,768
                                                                     ===========

       Rent expense amounted to approximately $1,215,000, $956,000 and $813,000 in 1997, 1996 and 1995, respectively. Approximately $90,000 of total rent expense was paid in 1997, 1996 and 1995 to a limited partnership that owns the Decatur, Alabama, facility. The Company has guaranteed a mortgage loan on this property. The amount outstanding on this loan was approximately $95,000 at December 31, 1997. The Company and two of its officers have interests in this limited partnership.

(15)   Profit-Sharing Plan

       The Company maintains a noncontributory profit-sharing plan for eligible employees. Contributions to the Plan are made at the discretion of the board of directors and amounted to $455,000, $350,000 and $255,000 in 1997, 1996 and 1995, respectively.

                             UFP TECHNOLOGIES, INC.

(16)   Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a transaction between willing parties.

       Cash and cash equivalents, accounts receivable, inventories, prepaid expenses, notes payable to bank, accounts payable, and accrued expenses and payroll withholdings are stated at carrying amounts that approximate fair value because of the short maturity of those instruments.

       Long-term debt and capital lease obligations are subject to interest rates currently offered to the Company; therefore, the historical carrying amount approximates fair value.

(17)   Acquisition

       On January 1, 1997, the Company acquired all of the assets and certain liabilities of Foam Cutting Engineers, Inc. ("FCE") for approximately $1,500,000. FCE is a designer and manufacturer of engineered foam plastics for packaging and specialty applications. The acquisition was accounted for as a purchase and was financed through the Company's revolving line of credit. The results of FCE's operations were included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $107,000 which is being amortized over 20 years.

       The following unaudited pro forma results of operations for 1996 give effect to the acquisition as if the transaction had occurred at the beginning of 1996. Such pro forma information reflects certain adjustments including amortization of goodwill, interest expense and income tax expense. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition taken place at the beginning of 1996 and is not necessarily indicative of results that may be obtained in the future.

                                                               (Unaudited)
                                                               -----------
       Pro forma total revenue                                $ 43,289,258
                                                              ============

       Pro forma net income                                   $  1,405,494
                                                              ============

       Pro forma basic net income per share                   $       0.30
                                                              ============

       Pro forma diluted net income per share                 $       0.29
                                                              ============

            Independent Auditors' Report on Supplementary Information

The Board of Directors and Stockholders
UFP Technologies, Inc.:

We have audited and reported separately herein on the consolidated financial statements of UFP Technologies, Inc. and subsidiary as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997.

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


Boston, Massachusetts
February 12, 1998

                                                                     Schedule II

                             UFP TECHNOLOGIES, INC.

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1997, 1996 and 1995

Accounts receivable, allowance for doubtful accounts

                                                   1997        1996       1995
                                                   ----        ----       ----
Balance at beginning of year                    $ 164,352    200,936    256,194

    Provision charged to expense                  226,720    (27,605)    49,500
    Deductions - write-offs                      (194,736)    (8,979)  (104,758)
                                                ---------   --------   --------

Balance at end of year                          $ 196,336    164,352    200,936
                                                =========   ========   ========