Form 10-Q
period 1998-03-31
UFP TECHNOLOGIES INC
filed 1998-05-14
CIK 914156

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended MARCH 31, 1998

                                   --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ____ to ____

Commission File Number:       _________________



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


           ----------------------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No


As of April 21, 1998, 4,677,354 shares of registrant's Common Stock, $.01 par value, were outstanding.

                             UFP TECHNOLOGIES, INC.

                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Balance Sheets
          March 31, 1998 and December 31, 1997........................       1

          Consolidated Income Statements
          Three Months Ended March 31, 1998 and 1997..................       2

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 1998 and 1997..................       3

          Notes to Consolidated Financial Statements..................       4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................       5

PART II - OTHER INFORMATION............................................       7

SIGNATURES.............................................................       8


PART I: FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS

                             UFP TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                    31-MAR-98     31-DEC-97
ASSETS                                              UNAUDITED      AUDITED
                                                  ------------   ------------
Current assets
 Cash and cash equivalents                        $    409,706    $   233,452
 Receivables, net                                    6,535,572      6,413,251
 Inventories                                         3,204,761      3,053,299
 Prepaid expenses and other current assets             120,601        146,800
                                                   ------------     ----------
   Total current assets                             10,270,640      9,846,802
                                                   ------------     ----------
Property, plant and equipment                       20,434,181     20,110,727
 Less accumulated depreciation and amortization     (9,332,266)    (8,920,621)
                                                   ------------     ----------
   Net property, plant and equipment                11,101,915     11,190,106
                                                   ------------     ----------
Goodwill, net                                        2,497,367      2,539,367
Other assets                                         1,581,270      1,618,492
                                                   ------------     ----------
  Total assets                                    $ 25,451,192     25,194,767
                                                   ------------     ----------
                                                   ------------     ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                    $  3,000,000      2,500,000
 Current installments of long-term debt                 81,802        111,888
 Current installments of capital lease
  obligations                                         949,637        913,170
 Accounts payable                                    1,641,285      1,540,377
 Accrued expenses and payroll withholdings           1,850,618      2,202,817
                                                  ------------     ----------
   Total current liabilities                        7,523,342      7,268,252
Long-term debt, excluding current installments        613,715        624,641
Capital lease obligations, excluding current
  installments                                      2,364,541      2,608,768
Retirement liability                                  574,896        559,896
                                                  ------------     ----------
   Total liabilities                               11,076,494     11,061,557
Stockholders' equity
 Common stock                                           46,664         46,664
 Additional paid-in capital                          9,499,019      9,499,019
 Retained earnings                                   4,829,015      4,587,527
                                                  ------------     ----------
   Total stockholders' equity                       14,374,698     14,133,210
                                                  ------------     ----------
   Total liabilities and stockholders' equity     $ 25,451,192    $25,194,767
                                                  ------------     ----------
                                                  ------------     ----------

The accompanying notes are an integral part of these consolidated financial statements

                              UFP TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                        -----------------------
                                                        31-MAR-98     31-MAR-97
                                                        ---------     ---------

Cash flows from operating activities:
 Net income                                             $241,487   $   185,440
 Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
 Depreciation and amortization                           453,645       428,753
 Equity in net income of unconsolidated affiliate
    and partnership                                            0         8,590
 Gain on sales of fixed assets                           (33,420)            0
 Stock issued in lieu of compensation                          0        10,000
 Changes in operating assets and liabilities:
  Receivables, net                                      (122,321)     (365,038)
  Inventories                                           (151,463)     (240,935)
  Prepaid expenses and other current assets               26,199        34,947
  Accounts payable                                       100,908        29,729
  Accrued expenses and payroll withholdings             (352,198)     (120,896)
  Retirement liability                                    15,000        15,000
                                                        --------     ---------
Net cash provided by (used in) operating activities      177,837       (14,410)
                                                        --------     ---------
Cash flows from investing activities:
 Additions to property, plant and equipment             (553,453)     (254,016)
 Proceeds from sale of PP&E                              263,420             0
 Acquisition of Foam Cutting Engineers, net of
  cash acquired                                                0    (1,512,879)
 Decrease in other assets                                 37,222           937
                                                        --------     ---------
Net cash used in investing activities                   (252,811)   (1,765,958)
                                                        --------     ---------
Cash flows from financing activities:
 Net borrowings under notes payable                      500,000     2,300,000
 Principal repayments of long-term debt                  (41,012)      (47,804)
 Principal repayments of capital lease obligations      (207,760)     (183,569)
 Net proceeds from sale of common stock                        0        21,563
                                                        --------     ---------
Net cash provided by financing activities                251,228     2,090,190
                                                        --------     ---------
Net change in cash and cash equivalents                  176,254       309,822
Cash and cash equivalents, at beginning of period        233,452       143,531
                                                        --------     ---------
Cash and cash equivalents, at end of period             $409,706   $   453,353
                                                        --------     ---------
                                                        --------     ---------

The accompanying notes are an integral part of these consolidated financial statements.

                              UFP TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED
                                              -----------------------------
                                                31-MAR-98        31-MAR-97
                                              -------------    ------------

Net sales                                     $  10,749,960    $ 10,951,549
Cost of sales                                     7,905,252       8,225,769
                                              -------------    ------------
 Gross profit                                     2,844,708       2,725,780
Selling, general and administrative expenses      2,318,596       2,269,803
                                              -------------    ------------
 Operating income                                   526,112         455,977
Other income (deductions):

 Interest expense                                  (144,045)       (136,537)
 Other income                                        33,420               0
                                               -------------    ------------
   Total other (deductions)                        (110,625)       (136,537)

 Income before income taxes                         415,487         319,440
Income tax expense                                  174,000         134,000
                                              -------------    ------------
   Net income                                 $     241,487         185,440
                                              -------------    ------------
                                              -------------    ------------
Basic net income per share                    $        0.05    $       0.04
                                              -------------    ------------
                                              -------------    ------------
Diluted net income per share                  $        0.05    $       0.04
                                              -------------    ------------
                                              -------------    ------------
Weighted average number of shares used in
computation of per share data:
 Basic                                            4,666,354       4,640,437
                                              -------------    ------------
                                              -------------    ------------
 Diluted                                          4,827,060       4,901,695
                                              -------------    ------------
                                              -------------    ------------

The accompanying notes are an integral part of these condensed consolidated financial statements

                             UFP TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

         The interim consolidated financial statements of UFP Technologies, Inc. (the Company) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's 1997 Annual Report on Form 10-K as provided to the Securities and Exchange Commission.

         The consolidated balance sheet as of March 31, 1998, the consolidated income statements for the three months ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three months ended
    March 31, 1998 and 1997, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

         The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

(2) Inventory

         Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                    3/31/98       12/31/97
                                  (unaudited)    (audited)
                                  -----------    ---------
            Raw materials         $1,924,332     $1,933,740
            Work-in-process          400,605        395,592
            Finished goods           879,824        723,967
                                  ----------     ----------
               Total Inventory    $3,204,761     $3,053,299
                                  ----------     ----------
                                  ----------     ----------

(3) Common Stock

         At December 31, 1997, 697,500 options were outstanding under the Company's 1993 Stock Option Plan ("1993 Plan"). The purpose of these options is to provide long-term rewards and incentives to the Company's key employees, officers, employees, directors, consultants and advisors. There were 95,000 options issued and zero options exercised in the first three months of 1998 under the 1993 Plan, and zero options expired. At March 31, 1998, 792,500 options were outstanding under the plan.

         At December 31, 1997, 40,000 options were outstanding under the Company's Non-Employee Director Plan. There were 2,500 options issued, and zero options exercised in the first three months of 1998 under the plan, and zero options expired. At March 31, 1998, 42,500 options were outstanding.

(4) Earnings Per Share

         The Company has adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with a calculation of basic and diluted earnings per share. Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period. All earnings per share amounts for all periods have been restated to conform to SFAS No. 128 requirements. The weighted average number of shares used to compute diluted income per share consisted of the following:

                                                           Three Months Ended
                                                         ---------------------
                                                         3/31/98       3/31/97
                                                         -------       -------

            Weighted average common shares
              outstanding                               4,666,354     4,640,437
            Weighted average common equivalent
              shares due to stock options                 160,706       261,258
                                                        ---------     ---------
                                                        4,827,060     4,901,695
                                                        ---------     ---------
                                                        ---------     ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

    The Company's net sales decreased 1.8% to $10,750,000 for the three-month period ended March 31, 1998, from $10,952,000 in the same period a year ago. The slight decrease in sales is attributable to volume slowdowns at two electronics customers affected by the Asian crisis and to a single non-recurring order that occurred in the first quarter of 1997.

    Cost of sales as a percentage of sales improved to 73.5% in the three-month period ended March 31, 1998, from 75.1 % in the 1997 period. The improvement in the cost of sales margin was primarily attributable to continued manufacturing efficiency improvements associated with the Company's molded fiber products and a more favorable mix of products in the Company's foam and plastics packaging products.

    Selling, general and administrative expenses increased 2.1% to $2,319,000 in the first quarter of 1998, from $2,270,000 in the same period a year ago. The slight increase is primarily attributable to additions to the management team as well as to the implementation of new information software systems.

    Interest expense increased 5.5% to $144,000 for the first quarter of 1998, from $137,000 in the same period a year ago. The increase was primarily attributable to an increase in capital lease obligations associated with the Company's purchase of additional molded fiber equipment in the second half of 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company funds its operating expenses, capital requirements and growth plan through internally generated cash, bank credit facilities and long-term capital leases.

    At March 31, 1998 the Company's working capital was approximately $2,747,000, including $410,000 of cash and equivalents. During the quarter ended March 31,1998, the operating activities of the Company provided approximately $178,000 in cash, primarily due to profits, plus depreciation and amortization, offset by increases in inventories and accounts receivable and a decrease in accrued expenses. The increase in inventories and accounts receivables was caused by increased sales and product demand in the later part of the quarter. Net cash used in investing activities of $253,000 was primarily caused by additions to capital equipment, offset by the sale of land acquired with the purchase of Foam Cutting Engineers in January 1997. Net cash generated from financing activities totaled approximately $251,000 due to an increase in short-term borrowings offset by principal payments of long-term debt and capital lease obligations.

    While the Company does not have any significant capital commitments, it intends to continue to invest in capital equipment to support its operations. The Company is also engaged in discussions with certain parties regarding potential strategic acquisitions, but presently does not have any agreements to enter into any such acquisitions. The Company intends to fund any such acquisitions with working capital and bank financing. There can be no assurance that such financing would be available on favorable terms, if at all.

    The Company has a $5,000,000 revolving bank loan facility, of which $3,000,000 was outstanding on March 31,1998. This facility expires on June 30, 1998. Borrowings through the credit facility are unsecured, and bear interest at prime or LIBOR Plus 1.75%. In addition, at March 31, 1998, the Company had approximately $666,000 outstanding under a mortgage note and $29,000 outstanding under an equipment note. At March 31,1998, the current portion of these obligations, together with the Company's line of credit totaled $3,082,000.

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

                                      * * *

                           PART II - OTHER INFORMATION
                             UFP TECHNOLOGIES, INC.




Item 1 Legal Proceedings
        No material litigation

Item 2 Changes in Securities
        None

Item 3 Defaults Upon Senior Securities
        None

Item 4 Submission of Matters to a Vote of Security Holders
        None

Item 5 Other Information
        None

Item 6 Exhibits and Reports on Form 8-K

        (a) Exhibits furnished:

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

                             UFP TECHNOLOGIES, INC.
                                  (Registrant)


                        /s/  R. Jeffrey Bailly
----------------           ----------------------
Date                       R. Jeffrey Bailly
                           President, Chief Executive
                           Officer and Director


                        /s/  Ronald J. Lataille
----------------           -----------------------
Date                       Ronald J. Lataille
                           Vice President and
                           Chief Financial Officer