Form 10-Q
period 1998-06-30
UFP TECHNOLOGIES INC
filed 1998-08-11
CIK 914156

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended  JUNE 30,1998

                                       or:

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from          to
                                   --------    --------

Commission File Number: 0-20967

                             UFP TECHNOLOGIES, INC.
              ----------------------------------------------------
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

As of July 23, 1998, 4,677,354 shares of registrant's Common Stock, $.01 par value, were outstanding.

                             UFP TECHNOLOGIES, INC.

                                      INDEX

                                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     June 30, 1998 and December 31, 1997...............................       1

                     Consolidated Statements of Operations
                     Three Months and Six Months Ended
                     June 30, 1998 and 1997............................................       2

                     Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1998 and 1997...........................       3

                     Notes to Consolidated Financial Statements........................       4

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................................       5


PART II - OTHER INFORMATION............................................................       8

SIGNATURES.............................................................................       9


PART I: FINANCIAL INFORMATION

Item 1. Financial Statements


                             UFP TECHNOLOGIES, INC.
                     Condensed Consolidated Balance Sheets


                                                                   30-Jun-98              31-Dec-97
                                                               ----------------       ----------------
ASSETS                                                           (Unaudited)
Current assets
   Cash and cash equivalents                               $         880,316      $         233,452
   Receivables, net                                                6,406,889              6,413,251
   Inventories                                                     3,372,395              3,053,299
   Prepaid expenses and other current assets                          82,298                146,800
                                                             ----------------       ----------------
      Total current assets                                        10,741,898              9,846,802
                                                             ----------------       ----------------
Property, plant and equipment                                     20,764,294             20,110,727
   Less accumulated depreciation and amortization                (9,743,911)            (8,920,621)
                                                             ----------------       ----------------
      Net property, plant and equipment                           11,020,383             11,190,106
                                                             ----------------       ----------------
Goodwill, net                                                      2,455,366              2,539,367
Other assets                                                       1,576,574              1,618,492
                                                             ----------------       ----------------
   Total assets                                            $      25,794,221      $      25,194,767
                                                           -----------------      -----------------
                                                           -----------------      -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                           $       2,500,000      $       2,500,000
   Current installments of long-term debt                             53,721                111,888
   Current installments of capital lease obligations                 943,692                913,170
   Accounts payable                                                1,806,786              1,540,377
   Accrued expenses and payroll withholdings                       2,268,534              2,202,817
                                                             ----------------       ----------------
      Total current liabilities                                    7,572,733              7,268,252
Long-term debt, excluding current installments                       600,038                624,641
Capital lease obligations, excluding current installments          2,144,992              2,608,768
Retirement liability                                                 689,896                559,896
                                                             ----------------       ----------------
                                                             ----------------       ----------------
      Total liabilities                                           11,007,659             11,061,557
                                                             ----------------       ----------------
Stockholders equity
   Preferred stock                                                         0                      0
   Common stock                                                       57,664                 46,664
   Additional paid-in capital                                      9,532,019              9,499,019
   Retained earnings                                               5,196,879              4,587,527
                                                             ----------------       ----------------
      Total stockholders equity                                   14,786,562             14,133,210
                                                             ----------------       ----------------
Total liabilities and stockholders' equity                 $      25,794,221      $      25,194,767
                                                           -----------------      -----------------
                                                           -----------------      -----------------




  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UFP TECHNOLOGIES, INC.
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                      Three Months Ended                       Six Months Ended
                                                   30-Jun-98           30-Jun-97           30-Jun-98           30-Jun-97
                                                 ------------         -----------         -----------         -----------
Net sales                                        $ 11,318,065          11,208,766          22,068,025          22,160,315
Cost of sales                                       8,169,212           8,170,061          16,074,464          16,395,827
                                                 ------------         -----------         -----------         -----------
   Gross profit                                     3,148,853           3,038,705           5,993,561           5,764,488
Selling, general and administrative expenses        2,392,644           2,350,229           4,711,240           4,620,036
                                                 ------------         -----------         -----------         -----------
   Operating income                                   756,209             688,476           1,282,321           1,144,452
Interest expense                                      134,839             174,154             278,884             310,688
Other (income)                                        (2,494)                   0            (35,914)                   0
                                                 ------------         -----------         -----------         -----------
   Income before income taxes                         623,864             514,322           1,039,351             833,764
Income taxes                                          256,000             216,000             430,000             350,000
                                                 ------------         -----------         -----------         -----------
   Net income                                    $    367,864             298,322             609,351             483,764
                                                 ------------         -----------         -----------         -----------
                                                 ------------         -----------         -----------         -----------

Basic net income per share                       $       0.08                0.06                0.13                0.10
Diluted net income per share                     $       0.08                0.06                0.13                0.10

Weighted average number of shares used in computation of per share data:
   Basic                                            4,677,354           4,653,024           4,671,854           4,641,359
   Diluted                                          4,888,265           4,844,715           4,857,922           4,882,947





  The accompanying notes are an integral part of these consolidated financial statements

                             UFP TECHNOLOGIES, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                           Six Months Ended
                                                                                     30-Jun-98         30-Jun-97
                                                                                    -----------        -----------
Cash flows from operating activities:
  Net income                                                                        $   609,351        $   483,764
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                      907,292            839,455
     Equity in net income (loss) of unconsolidated affiliate and partnership            (17,984)             8,590
     Deferred income taxes                                                                  523                  0
     Stock issued in lieu of compensation                                                44,000             33,750
     Changes in operating assets and liabilities:
       Receivables, net                                                                   6,362            (70,960)
       Inventories                                                                     (319,096)          (596,582)
       Prepaid expenses and other current assets                                         64,502            130,216
       Accounts payable                                                                 266,409           (134,496)
       Accrued expenses and payroll withholdings                                         65,717             52,082
       Retirement liability                                                             130,000             30,000
                                                                                    -----------        -----------
Net cash provided by operating activities                                             1,757,076            775,819

Cash flows from investing activities:
  Additions to property, plant and equipment                                           (653,567)          (541,550)
  Acquisition of Foam Cutting Engineers, net of cash acquired                                 0         (1,512,879)
  Change in other assets                                                                 59,379              3,161
                                                                                    -----------        -----------
Net cash used in investing activities                                                  (594,188)        (2,051,268)

Cash flows from financing activities:
  Net borrowings under notes payable                                                          0          2,000,000
  Principal repayments of long-term debt                                                (82,770)           (91,046)
  Principal repayments of capital lease obligations                                    (433,254)          (355,018)
  Net proceeds from sale of common stock                                                      0             39,412
                                                                                    -----------        -----------
Net cash provided by financing activities                                              (516,024)         1,593,348
                                                                                    -----------        -----------
Net change in cash and cash equivalents                                                 646,864            317,899
Cash and cash equivalents, at beginning of period                                       233,452            143,531
                                                                                    -----------        -----------
Cash and cash equivalents, at end of period                                             880,316            461,430
                                                                                    -----------        -----------
                                                                                    -----------        -----------



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

           The condensed consolidated balance sheet as of June 30, 1998, the consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

           The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

(2)    Inventory

           Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:



                                    30-Jun-98                   31-Dec-97
                                   -----------                 -----------

        Raw materials              $ 2,137,666                 $ 1,933,740
        Work-in-process                448,460                     395,592
        Finished goods                 786,269                     723,967
                                   -----------                 -----------
        Total Inventory              3,372,395                   3,053,299
                                   -----------                 -----------
                                   -----------                 -----------



           Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3)    Common Stock

           At December 31, 1997, 697,500 options were outstanding under the Company's 1993 Employee Stock Option Plan ("1993 Plan"). The purpose of these options is to provide long-term rewards and incentives to the Company's key employees, officers, employees, directors, consultants and advisors. There were 95,000 options issued and zero options exercised in the first six months of 1998 under the 1993 Plan, and zero options expired. At June 30, 1998, 792,500 options were outstanding under the plan.

           At December 31, 1997, 40,000 options were outstanding under the Company's 1993 Non-Employee Director Plan ("1993 Director's Plan"). There were 2,500 options issued and no options were exercised or expired in the first six months of 1998. At June 30, 1998, 42,500 options were outstanding under the 1993 Director's Plan.

(4)    Earnings per share

           The Company has adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with a calculation of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period. All earnings per share amounts for all periods have been restated to conform to SFAS No. 128 requirements. The weighted average number of shares used to compute diluted income per share consisted of the following:


                                                          Three Months Ended                    Six Months Ended
                                                      30-Jun-98         30-Jun-97          30-Jun-98          30-Jun-97
                                                      ---------         ---------          ---------          ---------

Weighted average common shares outstanding            4,677,354         4,653,024          4,671,854          4,641,359
Weighted average common equivalent shares due
to stock options                                        210,911           191,691            186,068            241,588
                                                      ---------         ---------          ---------          ---------
                                                      4,888,265         4,844,715          4,857,922          4,882,947
                                                      ---------         ---------          ---------          ---------
                                                      ---------         ---------          ---------          ---------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales

Net sales for the three month period ended June 30, 1998 were $11.3 million or 1% above sales of $11.2 million in the same period last year. Sales for the six month period ended June 30, 1998 decreased slightly from $22.2 million a year ago to $22.1 million. Both sales patterns primarily reflect general volume increases offset by volume slowdowns at two large electronics customers affected by the Asian crisis.

Gross Profit

Gross Profit as a percentage of sales improved in both the three and six month periods ended June 30, 1998 from 27.1% and 26.0% to 27.8% and 27.2%, respectively. The improvements are primarily attributable to continued business mix improvements and favorable overhead absorption in certain plants.

Selling General and Administrative Expenses

Selling, General and Administrative expenses ("SG&A") for the three month period ended June 30, 1998 were $2,393,000 or 1.8% higher than SG&A of $2,350,000 in the same period a year ago. SG&A for the six month period was $4,711,000 or 2.0% higher than SG&A of $4,620,000 last year. Both increases are primarily attributable to additions to the management team as well as to the implementation of new information software systems.

Other

Interest expense for the three month periods ended June 30, 1998 and 1997 were $135,000 and $174,000, respectively. Interest for the six month periods ended June 30, 1998 and 1997 were $279,000 and $311,000, respectively. The decline in both periods is primarily attributable to lower average borrowings.

The Company's effective tax rate for the three and six month periods ended June 30, 1998 was 41% and 41.4% respectively, compared to 42% in both periods a year ago.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements and growth plan through internally generated cash, bank credit facilities and long-term capital leases.

At June 30, 1998 and December 31, 1997 the Company's working capital was approximately $3,402,000 and $2,579,000, respectively. The increase in working capital was primarily attributable to an increase in cash and inventory of approximately $647,000 and $319,000, respectively. During the six month periods ended June 30, 1998 and 1997, operating activities of the Company provided approximately $1,757,000 and $776,000 in cash, respectively. The increase was primarily attributable to improved profits of $126,000, a smaller increase in inventory of approximately $277,000 and a change in accounts payable deviation of approximately $401,000. Net cash used in investing activities during the six month periods ending June 30, 1998 and 1997, was approximately $594,000 and $2,051,000, respectively. The primary use of funds for investing activities in the current six month period was to purchase fixed assets. The decline in usage of cash for investing activities from 1997 to 1998 primarily reflects the impact in 1997 of the acquisition of Foam Cutting Engineers, Inc. Net cash used in financing activities for the six month period ended June 30, 1998 was approximately $516,000 compared to cash provided by financing activities of approximately $1,593,000 in 1997. The change reflects differences in net borrowing activity between the two periods primarily as a result of the prior year acquisition of Foam Cutting Engineers, Inc.

While the Company does not have any significant capital commitments, it intends to continue to invest in capital equipment to support its operations. The Company is also engaged in discussions with certain parties regarding potential strategic acquisitions, but presently does not have any agreements to enter into any such acquisitions. The Company intends to fund any such acquisitions with working capital and bank financing. There can be no assurances that such financing would be available on favorable terms, if at all.

The Company has a $7,500,000 revolving bank loan facility, of which $2,500,000 was outstanding at June 30, 1998. This facility expires on June 30, 1999. Borrowings through this credit facility are unsecured, and bear interest at LIBOR plus 1.75% or prime. In addition, at June 30, 1998, the Company had capitalized equipment lease debt and other notes payable of approximately $3,089,000 and $654,000, respectively. At June 30, 1998 the current portion of all debt obligations was $3,264,000.

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


                                    * * * * *

                           PART II - OTHER INFORMATION

                             UFP TECHNOLOGIES, INC.

Item 1   Legal Proceedings:     No material litigation.

Item 2   Changes in Securities:     None

Item 3   Defaults Upon Senior Securities:     None

Item 4   Submission of Matters to a Vote of Security Holders.

              The Company held its Annual Meeting of Stockholders on June 3, 1998. There were two proposals before the stockholders at the Annual Meeting. First, the stockholders elected the members of the Board of Directors of the Company. The votes for such matter were as follows:

                Nominee               For          Withheld
                -------               ---          --------

                William H. Shaw       3,739,855    3,500

                Richard L. Bailly     3,739,855    3,500

                R. Jeffrey Bailly     3,739,810    3,545

                William C. Curry      3,739,855    3,500

                T. Gordon Roddick     3,739,855    3,500

                Kenneth L. Gestal     3,739,855    3,500

                Peter R. Worrell      3,739,855    3,500




              There were no abstentions nor broker nonvotes in connection with the election of Directors.

              Second, the stockholders approved the adoption of the Company's 1998 Employee Stock Purchase Plan by a vote of 3,718,368 for and 16,545 against. There were 8,442 abstentions and no broker nonvotes for the proposal.

Item 5   Other Information:     None

Item 6 Exhibits and Reports on Form 8-K.

              (a)  Exhibits furnished:

                     (4.5) 1998 Director Stock Option Incentive Plan (incorporated herein by reference to the Company's Registration Statement of Form S-8 Registration No. 333-56741)

                     (10.19)    1993 Combined Stock Option Plan, as amended.

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



                             UFP TECHNOLOGIES, INC.
                                  (Registrant)




August 10, 1998              /s/   R. Jeffrey Bailly
---------------              ------------------------------------------------
Date                         R. Jeffrey Bailly
                             President, Chief Executive Officer
                             and Director



August 10, 1998              /s/   Ronald J Lataille
---------------              ------------------------------------------------
Date                         Ronald J. Lataille
                             Vice President, Chief Financial Officer