Form 10-Q
period 1998-09-30
UFP TECHNOLOGIES INC
filed 1998-11-13
CIK 914156

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1998
                                   ------------------
                                                         OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____ to ____


Commission File Number:                0-12648
                                       --------

                             UFP Technologies, Inc.
                             ----------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     04-2314970
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                             No.)


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

Yes   X      No
    -----       ----

As of November 12, 1998, there were 4,707,354 shares of registrant's Common Stock, $.01 par value, outstanding.


                                     1 of 12

                             UFP TECHNOLOGIES, INC.

                                      INDEX


                                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
                     Condensed Consolidated Balance Sheets
                     September 30, 1998 and December 31, 1997                                   3

                     Consolidated Income Statements
                     Three Months and Nine Months Ended
                     September 30, 1998 and 1997                                                4

                     Consolidated Statements of Cash Flows
                     Nine Months Ended September 30, 1998 and 1997                              5

                     Notes to Consolidated Financial Statements                                 6

Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                               7

PART II - OTHER INFORMATION                                                                    11

SIGNATURES                                                                                     12



                                     2 of 12

PART I: FINANCIAL INFORMATION

Item 1.  Financial Statements

                             UFP Technologies, Inc.
                      Condensed Consolidated Balance Sheets



                                                                                 30-Sep-98              31-Dec-97
ASSETS                                                                           Unaudited               Audited
                                                                            --------------------   -------------------
Current assets
   Cash and cash equivalents                                                  $       559,813               233,452
   Receivables, net                                                                 7,356,009             6,413,251
   Inventories (note 2)                                                             3,231,666             3,053,299
   Prepaid expenses and other current
assets                                                                                 79,307               146,800
                                                                              ---------------        --------------
      Total current assets                                                         11,226,795             9,846,802

Property, plant and equipment                                                      21,060,887            20,110,727
   Less accumulated depreciation and
amortization                                                                      (10,156,502)           (8,920,621)
                                                                              ---------------        --------------
      Net property, plant and equipment                                            10,904,385            11,190,106
Goodwill, net                                                                       2,413,367             2,539,367
Other assets                                                                        1,527,264             1,618,492
                                                                              ---------------        --------------
   Total assets                                                               $    26,071,811            25,194,767
                                                                              ---------------        --------------
                                                                              ---------------        --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                              $     1,600,000             2,500,000
   Current installments of long-term
debt                                                                                   54,831               111,888
   Current installments of capital lease
obligations                                                                           954,386               913,170
   Accounts payable                                                                 1,906,989             1,540,377
   Accrued expenses and payroll                                                     3,000,391             2,202,817
                                                                              ---------------        --------------
      Total current liabilities                                                     7,516,597             7,268,252
Long-term debt, excluding current
  installments                                                                        586,305               624,641
Capital lease obligations, excluding
  current installments                                                              1,913,977             2,608,768
Retirement and other liabilities                                                      704,896               559,896
                                                                              ---------------        --------------
   Total liabilities                                                               10,721,775            11,061,557
                                                                              ---------------        --------------
Stockholders' equity
   Preferred stock                                                                          0                     0
   Common stock                                                                        47,073                46,664
   Additional paid-in capital                                                       9,613,859             9,499,019
   Retained earnings                                                                5,689,104             4,587,527
                                                                              ---------------        --------------
      Total stockholders' equity                                                   15,350,036            14,133,210
                                                                              ---------------        --------------
   Total liabilities and stockholders'
equity                                                                        $    26,071,811            25,194,767
                                                                              ---------------        --------------
                                                                              ---------------        --------------



The accompanying notes are an integral part of these condensed consolidated financial statements


                                     3 of 12

                             UFP Technologies, Inc.
                         Consolidated Income Statements
                                   (Unaudited)


                                                      Three Months Ended                           Nine Months Ended
                                             ----------------------------------------   ---------------------------------------
                                                  30-Sep-98            30-Sep-97            30-Sep-98            30-Sep-97
                                             -------------------  -------------------   ------------------   ------------------
Net sales                                  $         12,661,734           11,440,309           34,729,759           33,600,624
Cost of sales                                         9,143,693            8,266,699           25,218,157           24,662,526
                                             -------------------  -------------------   ------------------   ------------------
   Gross profit                                       3,518,041            3,173,610            9,511,602            8,938,098
Selling, general and
  administrative expenses                             2,572,460            2,353,399            7,283,700            6,973,435
                                             -------------------  -------------------   ------------------   ------------------
   Operating income                                     945,581              820,211            2,227,902            1,964,663
Interest expense                                        125,106              171,064              403,990              481,752
Other income                                             (6,751)                   -              (42,665)                   -
                                             -------------------  -------------------   ------------------   ------------------
   Income before income taxes                           827,226              649,147            1,866,577            1,482,911
Income taxes                                            335,000              268,000              765,000              618,000
                                             -------------------  -------------------   ------------------   ------------------
   Net income                              $            492,226              381,147            1,101,577              864,911
                                             -------------------  -------------------   ------------------   ------------------
                                             -------------------  -------------------   ------------------   ------------------
Basic net income per share                 $               0.10                 0.08                 0.24                 0.19
Diluted net invome per share               $               0.10                 0.08                 0.23                 0.18

Weighted average number of
  shares used in computation of per
  share data:
   Basic                                              4,688,441            4,662,054            4,675,590            4,651,114
   Diluted                                            4,786,905            4,838,372            4,832,057            4,871,519



The accompanying notes are an integral part of these consolidated financial statements


                                     4 of 12

                             UFP Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                              ----------------------------------------------
                                                                                       30-Sep-98               30-Sep-97
                                                                                    ---------------         ---------------
Cash flows from operating activities:
  Net income                                                                         $   1,101,577               864,911
  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                                        1,361,881               1,281,235
    Equity in net (income)/loss of unconsolidated affiliate
      and partnership                                                                      (17,984)                  8,590
  Deferred income taxes                                                                        523                       0
  Stock issued in lieu of compensation                                                      44,000                  33,750
  Changes in operating assets and liabilities:
    Receivables, net                                                                      (942,758)               (209,531)
    Inventories                                                                           (178,367)               (777,259)
    Prepaid expenses and other current assets                                               67,493                 242,760
    Accounts payable                                                                       366,612                (299,305)
    Accrued expenses and payroll withholdings                                              797,574                 473,360
    Retirement and other liabilities                                                       145,000                  45,000
                                                                                   ---------------         ---------------
Net cash provided by operating activities                                                2,745,551               1,663,511
                                                                                   ---------------         ---------------
Cash flows from investing activities:
  Additions to property, plant and equipment                                              (950,160)             (1,186,311)
  Acquisition of Foam Cutting Engineers, net of cash acquired                                    0              (1,512,879)
  Decrease in other assets                                                                 108,689                  33,646
                                                                                   ---------------         ---------------
Net cash used in investing activities                                                     (841,471)             (2,665,544)
                                                                                   ---------------         ---------------
Cash flows from financing activities:
  Net (repayment)/borrowings under notes payable                                          (900,000)              1,900,000
  Principal repayments of long-term debt                                                   (95,393)               (140,898)
  Principal repayments of capital lease obligations                                       (653,575)               (529,085)
  Net proceeds from sale of common stock                                                    71,249                  60,662
                                                                                    ---------------        ---------------
Net cash (used in)/provided by financing activities                                     (1,577,719)              1,290,679
                                                                                    ---------------        ---------------
Net change in cash and cash equivalents                                                    326,361                 288,646
Cash and cash equivalents, at beginning of period                                          233,452                 143,531
                                                                                   ---------------         ---------------
Cash and cash equivalents, at end of period                                         $      559,813                 432,177
                                                                                    ---------------        ---------------
                                                                                    ---------------        ---------------




The accompanying notes are an integral part of these consolidated financial statements.


                                     5 of 12

                             UFP TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

           The interim consolidated financial statements of UFP Technologies, Inc. (the Company) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's 1997 Annual Report on Form 10-K as provided to the Securities and Exchange Commission.

           The condensed consolidated balance sheet as of September 30, 1998, the consolidated income statements for the three and nine months ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

           The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1998.

(2)    Inventory

           Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                        30-Sep-98                     31-Dec-97
                                        ---------                     ---------

     Raw materials            $            1,989,540         $               1,933,740
     Work-in-process                         521,609                           395,592
     Finished goods                          720,517                           723,967
                                          ----------                        ----------
     Total Inventory                       3,231,666                         3,053,299
                                          ----------                        ----------
                                          ----------                        ----------




           Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(3)    Common Stock

           At December 31, 1997, 697,500 options were outstanding under the Company's 1993 Employee Stock Option Plan ("1993 Plan"). The purpose of these options is to provide long-term rewards and incentives to the Company's key employees, officers, employee directors, consultants and advisors. There were 102,500 options issued and 30,000 options exercised in the first nine months of 1998 under the 1993 Plan, and 25,000 options were canceled. At September 30, 1998, 745,000 options were outstanding under the 1993 Plan.

           At December 31, 1997, 40,000 options were outstanding under the Company's 1993 Non-Employee Director Plan ("1993 Director's Plan"). There were 10,000 options issued and no


                                     6 of 12
       options were exercised or expired in the first nine months of 1998. At September 30, 1998, 50,000 options were outstanding under the 1993 Director's Plan.

           Effective July 15, 1998, subject to shareholder approval, the Company adopted the 1998 Director Stock Option Incentive Plan ("1998 Director's Plan") for the benefit of non-employee directors of the Company. In connection with the adoption of the 1998 Director's Plan, the 1993 Director's Plan was discontinued; however, the options outstanding under the 1993 Director's Plan were not affected by the adoption of the new plan. During the period July 15, 1998 through September 30, 1998, 14,800 options were granted under the 1998 Director's Plan. No options were exercised or expired under the 1998 Director's Plan during such period. At September 30, 1998, options to acquire an aggregate of 14,800 shares were outstanding under the 1998 Director's Plan.

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

                                                         Three Months Ended                       Nine Months Ended
                                                       30-Sep-98           30-Sep-97           30-Sep-98           30-Sep-97
                                                -------------------------------------   -------------------------------------
Weighted average common                                4,688,441           4,662,054           4,675,590           4,651,114
shares outstanding
Weighted average common
equivalent shares due to
stock options                                             98,464             176,318             156,467             220,405
                                                -----------------   -----------------   -----------------   -----------------
                                                       4,786,905           4,838,372           4,832,057           4,871,519
                                                -----------------   -----------------   -----------------   -----------------
                                                -----------------   -----------------   -----------------   -----------------




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales

Net sales for the three-month period ended September 30, 1998, were $12.7 million or 10.7% above sales of $11.4 million in the same period last year. Sales for the nine-month period ended September 30, 1998, increased 3.4% to $34.7 million from $33.6 million last year. The increase in sales is attributable to volume growth in both the plastics and moulded fibre components of our packaging business.


                                     7 of 12

Gross Profit

Gross profit as a percentage of sales (gross margin) increased in both the three- and nine-month periods ended September 30, 1998, over the respective periods last year. Gross margin for the three-month period ended September 30, 1998 and 1997, was 27.8% and 27.7% respectively. Gross margins were 27.4% and 26.6% for the respective nine-month periods. The increases in gross margin are attributable to a favorable product mix and continued favorable overhead absorption at certain plants.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses ("SG&A") were $2,572,000 for the three-month period ended September 30, 1998, or 9.3% higher than $2,353,000 in the same period a year ago. For the nine-month period ended September 30, 1998, SG&A expenses increased by 4.4% to $7,284,000 from $6,973,000 in the same period a year ago. The increase primarily results from additions to the management team, implementation of new computer hardware and software, and increases in certain volume related expenses, such as sales commissions.

Other

Interest expense for the three-month period ended September 30, 1998, decreased to $125,000 from $171,000 in the comparable last year period. For the nine-month period ended September 30, 1998, interest expense decreased to $404,000 from $482,000 for the last year period. The decline in both periods is primarily due to lower average borrowings.

The Company's effective tax rate for the three- and nine-month periods ended September 30, 1998, were 40.5% and 41% compared to 41.3% and 41.7% for the same periods last year.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At September 30, 1998 and December 31, 1997, the Company's working capital was approximately $3,710,000 and $2,579,000 respectively. The increase in working capital is primarily due to increases in cash and accounts receivable due to higher sales volume. During the nine-month period ended September 30, 1998, operations provided cash of $2,746,000, an increase of $1,082,000 over the same period last year. The increase in cash is primarily a result of higher earnings, offset by increases in accounts receivable and inventories. Accounts payable and accrued liabilities also increased due to higher sales volume. Cash used for investing activities of $841,000 decreased from last year by approximately $1,824,000 due to the acquisition of Foam Cutting Engineers, Inc. of $1,513,000. Also, capital expenditures, primarily for machinery and equipment, decreased from $1,186,000 to $950,000.

Net cash used in financing activities for the nine-month period ended September 30, 1998, was approximately $1,578,000 compared to cash provided from financing of approximately $1,291,000 in the same period last year. The large difference is due to the prior year borrowings related to the acquisition of Foam Cutting Engineers, Inc. and the utilization in the current year of cash provided from operations to reduce debt.

While the Company does not have any significant capital commitments, it intends to continue to invest in capital equipment to support its operations. The Company is also engaged in discussions with


                                     8 of 12
certain parties regarding potential strategic acquisitions, but presently does not have any agreements to enter into any such acquisitions. The Company intends to fund any such acquisitions with working capital and bank financing. There can be no assurances that such financing would be available on favorable terms, if at all.

The Company has a $7,500,000 revolving bank loan facility, of which $1,600,000 was outstanding on September 30, 1998. Borrowings through this credit facility are unsecured, and bear interest at LIBOR plus 1.75% or prime. In addition, at September 30, 1998, the Company had capital lease obligations and other notes payable of approximately $2,868,000 and $641,000 respectively. At September 30, 1998, the current portion of all debt, including the revolving bank loan, was approximately $2,609,000.

The Company believes that its existing resources, including its revolving loan facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months. However, there can be no assurances that such financing will be available at favorable terms, if at all.

Year 2000 Compliance

The Year 2000 issue is the potential for system and processing failure of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has established a Year 2000 Compliance Committee (the "Committee) which is comprised of members of senior management, finance, MIS, operations and engineering. The committee's mandate is to design and implement a Compliance Plan that minimizes the risk of material adverse impact to the Company resulting from events triggered by the turn of the century.

The Committee has defined three categories of internal elements that are subject to risk; computer hardware and software, manufacturing equipment and building equipment. Computer hardware and software includes networking, operating and application software currently being used by the Company as well as those that are planned to be installed prior to the year 2000, and the hardware platforms upon which they operate. Manufacturing equipment includes machinery and equipment, owned or leased, that is used by the Company in the process of manufacturing inventory for resale. Building equipment includes all other devices that potentially have microprocessing chips that were not included in computer hardware and software and manufacturing equipment, including, but not limited to, fax machines, security systems, heating/air conditioning, telephone and other communication systems, copiers, sprinklers and elevators.

The approach for minimizing risk of noncompliance within each of these elements includes four distinct phases: Inventory, Assessment, Conversion and Implementation. In the Inventory phase the Company identifies the items within each of the three previously defined elements. The Company has substantially completed this phase. The Assessment phase includes identifying which of the items in the inventory are noncompliant. The items in Inventory are assessed in an order of priority based upon the Committee's opinion of their relative importance to the Company's operations. The Company has started the assessment phase for many of the items in the computer hardware and software


                                     9 of 12
and the manufacturing equipment elements. The Company is in the early stages of assessment on building equipment.

In the Conversion phase the Company repairs or replaces those items that are noncompliant. The Company is in the process of implementing new financial and manufacturing software ("New Software") throughout all of its plants that is Year 2000 compliant which should result in substantial compliance within the computer hardware and software element. While the Assessment phase is not yet complete, the Company has not yet identified a manufacturing machine that is not Year 2000 compliant. In the Implementation phase, the Company plans to put into operation repaired or new devices that are Year 2000 compliant. At this time, the Company expects the implementation of the new software systems and their related hardware platforms to extend into the third quarter of 1999.

Independent of its own internal elements, the Company is dependent upon the customers who order its products and upon numerous third parties who supply various items including materials, supplies, services, utilities and other items the Company uses in the ordinary course of business. Included within these third parties is a group of several key foam raw material suppliers that collectively supply a significant portion of the Company's foam used in production. The Company is in the early stages of evaluating the compliance status of its customers and third party suppliers. However, the Company may not ever be able to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties, such as its suppliers, service providers and customers, to achieve Year 2000 compliance. Moreover, such third parties, even if Year 2000 compliant, could experience difficulties resulting from Year 2000 issues relating to their suppliers, service providers and customers. As a result, although the Company does not currently anticipate that it will experience any significant shipment delays from its major suppliers or any major sales delays from its major customers due to Year 2000 issues, the Company cannot provide any assurance that these third parties will not experience Year 2000 problems or that any may have a material adverse effect on the Company's business, results of operations and financial condition.

The Company has included the cost of the New Software in its financial plan for 1998 and 1999. The software and hardware costs will be capitalized and depreciated in compliance with the Company's capitalization policy. Although the decision to implement the New Software potentially resolves the Year 2000 problem for the majority of the Company's computer applications, it was made for operating reasons and is considered normal capital expenditures. As a result, the Company does not expect to incur material costs above and beyond the cost of implementing the New Software.

The Company expects to be substantially compliant by the Year 2000, but can give no assurance as to the readiness of its key material and service providers. As a result, the Company expects to complete, by mid 1999, a Contingency Plan (the "Plan") that will address the operating issues in the event that any of its material or service providers fail to perform as a result of a Year 2000 problem. In addition, the Plan will address operating considerations in the event that any of the Company's internal elements fail to perform as expected. The Company can give no assurance that the Plan will be effective.

To the extent that the Company does not identify or properly address any material noncompliant systems or equipment operated by the Company or by third parties, such as the Company's suppliers, service providers and customers, the most reasonably likely worst case Year 2000 scenario is a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in the United States or global business activities that could result in a significant economic downturn. The Company believes that the primary business risks, in the event of such failure or other disruption, would include but not be limited to, loss of customers or orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product ship-


                                    10 of 12
ments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.


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


                                    11 of 12

                             UFP TECHNOLOGIES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 UFP TECHNOLOGIES, INC.
                                                      (Registrant)


November 13, 1998                          /s/   R. Jeffrey Bailly
-----------------                          -----------------------
Date                                       R. Jeffrey Bailly
                                           President, Chief Executive
                                           Officer and Director

November 13, 1998                          /s/   Ron Lataille
-----------------                          -----------------------
Date                                       Ron Lataille
                                           Chief Financial Officer


                                    12 of 12