Form 10-K
period 1998-12-31
UFP TECHNOLOGIES INC
filed 1999-03-30
CIK 914156

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                                    ---------

(Mark One)

      |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For fiscal year ended December 31, 1998 or
                                  -----------------

      |_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934)

            For the transition period from __________ to ____________.

      Commission File Number : 001-12648


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

                          Common Stock, $.01 par value
                         Preferred Share Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. |_|

      The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of February 12, 1999, was $19,928,620 based on the closing price of $4.25 on that date on the Nasdaq National Market. As of February 12, 1999, 4,689,087shares of the registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Proxy Statement involving the election of directors at the registrant's 1999 annual meeting of stockholders, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this report.


                              -UFPT 10-K, page 2-

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

ITEM 1. BUSINESS

      UFP Technologies, Inc. (the "Company" or "UFPT") designs and manufactures a broad range of high-performance cushion packaging, including 100% recycled molded fiber packaging products for a variety of industrial and consumer markets. The Company also designs and manufactures specialty foam products. The Company is a leading U.S. manufacturer of custom-designed cushion foam packaging products and engineered specialty foam and laminated products.

      Effective November 30, 1998, the Company purchased substantially all of the assets of Pacific Foam Technologies, Inc. ("Pacific Foam"), based in Ventura, California. Pacific Foam is engaged in the business of designing and manufacturing a line of specialty foam products for the health and beauty industry. Pacific Foam is based in Ventura, California. This acquisition provides the Company with a strategic west coast presence as well as an attractive niche market.

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

      The Company's high-performance cushion packaging products are made primarily from polyethylene and polyurethane foams, and a wide range of sheet plastics. These products are cus-


                               -UFPT 10-K, page 3-
tom designed and fabricated or molded to provide protection for fragile and valuable items, and are sold primarily to original equipment and component manufacturers in the computer, electronics, telecommunications, industrial, medical and pharmaceutical markets. Molded fiber products are made primarily from 100% recycled paper, principally derived from waste newspaper. These products are custom designed, engineered and molded into shapes for packaging high volume consumer goods, including computer components, medical devices and other light electronics.

      In addition to packaging products, the Company fabricates and molds specialty products made from cross-linked polyethylene foam and other materials. The Company also laminates fabrics and other materials to cross-linked polyethylene foams, polyurethane foams and other substrates. The Company's specialty products include door panels and other interior automotive components, athletic and industrial safety belts, components for medical diagnostic equipment, nail files and other beauty aids, and shock absorbing inserts used in athletic and leisure footwear.

      The Company was incorporated in Massachusetts under the name United Packaging Corporation in 1963. The Company changed its name to United Foam Plastics Corporation in 1973 and to UFP Technologies, Inc. in October 1993. In November 1993, the Company reincorporated in Delaware. In December 1993, the Company completed an initial public offering of its Common Stock and acquired Moulded Fibre Technology, Inc. ("MFT"). Unless the context otherwise requires, the term "Company" or "UFPT" reflects the re-incorporation of UFP Technologies, Inc. and refers to UFP Technologies, Inc. and its subsidiary, MFT. The Company's principal offices are located at 172 East Main Street, Georgetown, Massachusetts 01833, and its telephone number is (978) 352-2200.

Market Overview

      Packaging Products. The interior cushion packaging market is characterized by three primary sectors: (1) custom fabricated or molded products for low volume, high fragility products; (2) molded or die-cut products for high volume, industrial and consumer goods; and (3) loose fill and commodity packaging materials for products which do not require custom-designed packaging. Packaging products are used to contain, display and/or protect their contents during shipment, handling, storage, marketing and use. The Company serves both the low volume, high fragility market and the high volume industrial and consumer market with a range of product offerings but does not serve the lower-end loose fill and commodity packaging market.

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

      The higher volume consumer packaging market is generally characterized by annual production volumes in excess of 50,000 pieces. Typical goods in this market include toys, light electronics, computers and computer peripherals, stereo equipment and small appliances. These goods


                               -UFPT 10-K, page 4-
generally do not require as high a level of shock and vibration protection as goods in the low volume, high fragility market. The principal materials used to package these goods include various molded, rigid and foamed plastics, such as expanded polystyrene foam (EPS), vacuum-formed polystyrene (PS) and polyvinyl chloride (PVC), and corrugated die-cut inserts, which generally are less protective and less expensive than resilient foams and molded fiber. The Company believes that molded fiber is increasingly being used as an alternative medium to these materials.

      Specialty Products. Specialty applications of foam and other types of plastics are numerous and diverse. Examples of uses of specialty foam products include automotive interior components, medical devices, toys, gaskets and carrying cases. Cross-linked polyethylene foams have many of the same properties as traditional polyethylene foams, including light weight, durability, resiliency and flexibility. Cross-linked foams also have many advantages over traditional foams, including the ability to be thermoformed (molded), availability in vibrant colors, a fine cell structure providing improved esthetics and lower abrasiveness, and enhanced resistance to chemicals and ultraviolet light. Certain grades of cross-linked foams can be radiation sterilized and have been approved by the U.S. Food and Drug Administration for open wound skin contact.

      Cross-linked foam can also be combined with other materials to increase product usages and market applications. For example, cross-linked foams can be laminated to fabrics to produce light weight, flexible and durable insoles for athletic and walking shoes, weight lifting and industrial safety belts, gun holsters, backpacks, and other products for the leisure, athletic and retail markets. The Company believes that, as a result of their many advantages, cross-linked foam and cross-linked foam laminated products are being used in a wide range of markets as substitutes for traditional rubber, leather and other product material alternatives.

Regulatory Climate

      The packaging industry has been subject to user, industry, and legislative pressure to develop environmentally responsible packaging alternatives that reduce, reuse and recycle packaging materials. Government authorities have enacted legislation relating to source reduction, specific product bans, recycled content, recyclability requirements and "green marketing" restrictions.

      In order to provide packaging that complies with all regulations regardless of a product's destination, manufacturers seek packaging materials that meet both environmentally related demands and performance specifications. Some packaging manufacturers have responded by: reducing product volume and ultimate waste product disposal through reengineering traditional packaging products; adopting new manufacturing processes; participating in recovery and reuse systems for resilient materials that are inherently reusable; creating programs to recycle packaging following its useful life; and developing materials that use a high percentage of recycled content in their manufacture.


                              -UFPT 10-K, page 5-

Products

      The Company's products include foam, plastic, and fiber packaging products, and specialty foam products.

Packaging Products

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

      The markets for the Company's molded fiber packaging and vacuum-formed trays are characterized by high volume production runs and require rapid manufacturing turnaround times. Raw materials used in the manufacture of molded fiber are primarily recycled newspaper, a variety of other grades of recycled paper and water. Raw materials used in vacuum-formed plastics include polystyrene (PS) and polyvinyl chloride (PVC). These products compete with expanded polystyrene (EPS) and manually assembled corrugated die-cut inserts. Sales of these products have been to the computer, consumer electronics and medical industries.

      The Company's molded fiber products provide customers with packaging solutions that are more responsive to increasingly stringent environmental packaging regulations worldwide and meet the rising demands of environmentally-aware consumers, while simultaneously meeting customer cost and performance objectives.

Specialty Foam Products

      The Company specializes in engineered products that use the Company's close tolerance manufacturing capabilities and its expertise in various foam materials and lamination techniques, as well as the Company's ability to manufacture in clean room environments. The Company's specialty products are sold primarily to customers in the sporting goods, medical, leisure and footwear industries. These products include components for automobiles and medical diagnostic equipment,


                              -UFPT 10-K, page 6-
abrasive nail files and anti-fatigue mats, and shock absorbing inserts used in athletic and leisure footwear.

      The Company believes that it is one of the largest purchasers of cross-linked foam in the United States and as a result it has been able to establish important relationships with the relatively small number of suppliers of this product. Through its strong relationships with cross-linked foam suppliers, the Company believes that it is able to offer customers a wide range of cross-linked foam products.

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

      With the addition of Pacific Foam, the Company now markets a line of products to the health and beauty industry. These products are sold primarily through distributors.

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

Manufacturing

      The Company's manufacturing operations consist primarily of cutting, molding, vacuum forming, laminating and assembly. For custom molded foam products, the Company's skilled engineering personnel analyze specific customer requirements to design and build prototype products to


                              -UFPT 10-K, page 7-
determine product functionality. Upon customer approval, prototypes are converted to final designs for commercial production runs.

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

Competition

      The packaging products industry is highly competitive. While there are several national companies that sell interior packaging, the Company's primary competition to date for its packaging products has been from smaller independent regional manufacturing companies. These companies generally market their products in specific geographic areas from neighboring facilities. In addition, the Company's foam and fiber packaging products compete against products made from


                              -UFPT 10-K, page 8-
alternative materials, including expanded polystyrene foams, die-cut corrugated, plastic peanuts, plastic bubbles and foam-in-place urethane.

      Competition in the engineered specialty foam products industry is also intense. The Company's specialty foam products face competition primarily from smaller companies that typically concentrate on production of specialty products for specific industries. The Company expects that additional companies will enter the market for engineered specialty foam products as the market expands. The Company believes that its engineering expertise, its ability to combine foams with other materials such as plastics and laminates, and its ability to manufacture products in a clean room environment will enable it to continue to compete effectively in the engineered specialty foam products market. The Company's specialty products also compete with products made from a wide range of other materials, including rubber, leather and other foams.

      The Company believes that its customers typically select vendors based primarily on price, product performance, product reliability and customer service. The Company believes that it is able to compete effectively with respect to these factors in each of its targeted markets.

Patents and Other Proprietary Rights

      The Company relies upon trade secret and patent protection to protect its technology. The Company believes that the improvement of existing products, reliance upon trade secrets, unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and may continue to make efforts to obtain patents, when available, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will be upheld if challenged.

      The Company has two U.S. patents relating to its molded fiber technology (including certain proprietary machine designs) and has patent applications pending with respect to such technology in certain foreign countries and international patent offices. The Company also has U.S. patents relating to its foam and packaging technologies. There can be no assurance that any of the Company's patent applications will be granted, or that any patent or patent application of the Company will provide significant protection for the Company's products and technology, or will not be challenged or circumvented by others. The expiration dates for the Company's patents range from February 2003 through August 2014.

      The Company has licensed its molded fiber patents and technology on an exclusive basis to Rexam in the United Kingdom and Starlite in China, covering the manufacture and sale of molded fiber products in the United Kingdom, Ireland, China and certain other Asian countries. See "Marketing and Sales."

Environmental Considerations

      In addition to offering molded fiber packaging products made from recycled paper derived primarily from post-consumer newspaper waste, the Company actively promotes its philosophy of reducing product volume and resulting post-user product waste. The Company designs products to


                              -UFPT 10-K, page 9-
provide optimum performance with minimum material. In addition, the Company actively participates in a recovery and reuse program for certain of its plastic packaging products. The Company is aware of public opposition to environmentally incompatible packaging, and other products and that future government action may impose restrictions affecting the industry in which the Company operates. There can be no assurance that any such action will not adversely impact the Company's products and business.

Backlog

      The Company's backlog as of February 27, 1999, and February 28, 1998 totaled approximately $3.9 million in each year for the Packaging segment, and $4.9 million and $3.6 million respectively for the Specialty segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company's revenues for any period.

Employees

      As of February 19, 1999, the Company had 500 full-time employees, including 40 in engineering, 370 in manufacturing operations, 40 in marketing, sales and support services, and 50 in general and administration. The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

Market Risk

      The following discussion of the Company's market risk includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

      Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 1998, the Company's cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has two debt instruments where interest is based upon the prime rate and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.


                              -UFPT 10-K, page 10-

ITEM 2. PROPERTIES

      The following table presents certain information relating to each of the Company's properties:

                                              Lease
                                 Square    Expiration
Location                          Feet        Date      Principal Use
--------                          ----        ----      -------------
Georgetown, Massachusetts(5)     54,000      (owned     Headquarters, fabrication, molding, test lab, clean-room,
                                             by the     and engineering for Specialty segment
                                            Company)

Decatur, Alabama(1 + 4)          47,250     12/31/01    Fabrication and engineering for Packaging segment

Pawcatuck, Connecticut           39,000     12/31/99    Fabrication and engineering for Packaging segment

Kissimmee, Florida(1 + 4)        37,400     12/31/01    Fabrication, molding, test lab, and engineering for
                                                        Packaging segment

Atlanta, Georgia(2)              55,530     10/31/99    Fabrication, molding and engineering for Specialty segment

Haverhill, Massachusetts         38,372      2/28/03    Flame lamination for Specialty segment

Raritan, New Jersey              67,125      2/28/03    Fabrication, molding, test lab, clean-room, and engineering for Packaging segment

Gilroy, California(2)            36,350      1/1/01     Molded fiber operations and engineering for Packaging
                                                        segment

Scarborough, Maine               29,768      5/31/01    Molded fiber operations and engineering for Packaging
                                                        segment

Clinton, Iowa                    45,000      7/1/01     Molded fiber operations for Packaging segment

Addison, Illinois(3)             30,000      2/28/00    Fabrication and engineering for Packaging segment

Ventura, California              32,546     10/31/01    Fabrication and engineering for Specialty segment

(1) United Development Company Limited, a Florida limited partnership and an affiliate of certain officers, directors and stockholders of the Company, is the lessor of these properties.

(2) The Company has an option to extend the term of this lease for a period of five years.

(3) The Company has two options to extend the term of this lease for periods of two years.

(4) The Company has an option to extend the term of this lease for a period of three years.

(5) Subject to mortgage (see Note 7 of the Notes to the Consolidated Financial Statements).

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any material pending legal proceedings.


                              -UFPT 10-K, page 11-

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

      The Company's Common Stock, $.01 par value (the "Common Stock"), was listed on the Nasdaq Small Cap Market under the symbol "UFPT" and on the Boston Stock Exchange under the symbol "UFP" from December 17, 1993 to July 8, 1996. Thereafter, the Company's Common Stock has been listed on the Nasdaq National Market. The following table sets forth the range of high and low quotations for the Common Stock as reported by Nasdaq for the quarterly periods from January 1, 1997 to December 31, 1998:

                                                     High      Low
                                                     ----      ---
      Fiscal Year Ended December 31, 1997
            First Quarter                           $6        $3-1/2
            Second Quarter                           5-1/4     3-1/2
            Third Quarter                            4-1/2     3-3/4
            Fourth Quarter                           4-9/16    3-1/4

      Fiscal Year Ended December 31, 1998
            First Quarter                            4-1/4     3-1/2
            Second Quarter                           4-5/8     4
            Third Quarter                            4-1/4     2-1/8
            Fourth Quarter                           3-5/8     2-3/8

Number of Stockholders

      As of February 19, 1999, there were 132 holders of record of the Company's Common Stock.

Dividends

      The Company did not pay any dividends in 1998. Although prior to becoming a public company in December 1993, the Company had from time to time paid cash dividends on its capital stock, the Company presently intends to retain all of its earnings to provide funds for the operation and expected expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.


                              -UFPT 10-K, page 12-

ITEM 6. SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                              Year Ended December 31
                                                              ----------------------
                                                      (in thousands, except per share data)

Consolidated statement of operations data:(1)       1998      1997      1996      1995      1994
                                                    ----      ----      ----      ----      ----
  Net sales                                       $47,220    45,452    39,359    34,096    31,907

  Gross profit                                     13,080    12,252     9,912     8,074     6,560

  Operating income (loss)                           3,174     2,934     2,094     1,095    (1,295)

  Net income (loss)                                 1,647     1,309     1,262       888    (2,514)

  Diluted earnings (loss) per share               $  0.34      0.27      0.26      0.19     (0.55)

  Weighted average number of shares outstanding     4,830     4,863     4,874     4,734     4,598

                                                                    December 31
                                                                    -----------
Consolidated balance sheet data:(1)                 1998      1997      1996      1995      1994
                                                    ----      ----      ----      ----      ----
  Working capital                                 $ 2,099     2,579     2,488     1,952     1,444

  Total assets                                     29,949    25,195    22,900    20,795    19,142

  Short-term debt                                   5,060     3,525     2,455     3,257     2,766

  Long-term debt, excluding current portion         2,123     3,233     3,223     2,414     1,603

  Total liabilities                                14,053    11,062    10,170     9,356     8,608

  Stockholders' equity                            $15,895    14,133    12,729    11,438    10,534

(1)   See Note 17 of Notes to Consolidated Financial Statements

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


                              -UFPT 10-K, page 13-

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

Results of Operations

      The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company's consolidated statements of operations:

                                                      Years Ended December 31
                                                      -----------------------
                                                      1998      1997     1996
                                                      ----      ----     ----
      Net sales                                      100.0%    100.0%   100.0%
      Cost of sales                                   72.3      73.0     74.8
         Gross profit                                 27.7      27.0     25.2
      Selling, general and administrative expenses    21.0      20.5     19.9
         Operating income                              6.7       6.5      5.3
      Total other deductions                           0.8       1.4      1.1
      Income before income taxes                       5.9       5.1      4.2
      Provision for income taxes                       2.4       2.2      1.0
      Net income from continuing operations            3.5       2.9      3.2

1998 Compared to 1997:

      The Company's net sales increased 3.9% to $47.2 million for the year ended December 31, 1998 from $45.5 million in the same period last year. The increase in sales is primarily attributable to higher sales in protective packaging, which was the beneficiary of several large projects during 1998. In addition, a smaller component of the increase is attributable to the impact of Pacific Foam, which was acquired on November 30, 1998. This increase partially offsets a decrease in sales in the Specialty segment. The Company expects that its acquisition of Pacific Foam will augment its Specialty segment during 1999.

      Gross profit as a percentage of sales improved to 27.7% in the year ended December 31, 1998, from 27.0% in 1997. The improvement is primarily related to intensive efforts by management to improve material efficiencies during the year.

      Selling, General and Administrative Expenses ("SG&A") increased 6.3% to $9.9 million in 1998, from $9.3 million in 1997. As a percentage of sales, SG&A increased to 21.0% from 20.5%. The increase in dollars and the increase in SG&A as a percentage of sales are primarily due to the acquisition of Pacific Foam on November 30, continued systems enhancements, and additions to the management team.


                              -UFPT 10-K, page 14-

      Interest expense declined approximately $200,000 to $447,000 in 1998, from $649,000 in 1997. Although the Company's outstanding debt at December 31, 1998 is higher than on the same date in 1997, the average debt outstanding during the year ended December 31, 1998 was lower than in 1997. In addition, the Company borrowed using a LIBOR based interest rate rather than the historically used Prime based rate. As a result, average interest rates were lower in 1998 than in 1997.

      The Company's effective tax rate was 40.9% and 43.2% in 1998 and 1997, respectively.

      Net income increased to $1,647,000 from $1,309,000 in 1997.

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

      The Company's effective tax rate was 43.2% and 24.3% in 1997 and 1996, respectively. The increase in 1997 is primarily due to the impact on the effective rate in 1996 of the reduction of the Company's valuation allowance for deferred income taxes associated with the unrestricted remaining loss carry-forwards. This reduction in the valuation allowance reflected the Company's improved operating performance, which resulted in the likelihood that the Company will be able to benefit from its deferred income taxes. See Note 9 of Notes to Consolidated Financial Statements.

      Net income for 1997 increased to $1,309,000 from $1,262,000 in 1996.

Liquidity and Capital Resources

      The Company funds its operating expenses, capital requirements and growth plan through internally generated cash, bank credit facilities and long-term capital leases.


                              -UFPT 10-K, page 15-

      As of December 31, 1998 and 1997, working capital was $2,099,000 and $2,579,000, respectively. The decrease in working capital is primarily attributable to the acquisition of Pacific Foam, which was financed through the revolving line of credit. Cash provided from operations was $4,295,000 and $3,090,000 for 1998 and 1997, respectively. Net cash used in investing activities was $3,557,000 and was used primarily for capital expenditures of $1,562,000 and the acquisition of Pacific Foam. Capital purchases in 1998 consisted primarily of foam cutting equipment in our Packaging and Specialty plants and the installation and enhancement of molded fiber packaging equipment.

      Including amounts due under the revolving credit facility, the Company had a total debt outstanding of $7,184,000 and $6,758,000 at December 31, 1998 and 1997, respectively. The increase was primarily attributable to the acquisition of Pacific Foam, which was partially offset by the required debt service on long-term debt and capital leases. The Company has a $7,500,000 revolving bank line, of which $4,150,000 was outstanding at December 31, 1998. Borrowings through the credit facility are unsecured and bear interest at prime or LIBOR Plus 1.75%. See Note 7 of Notes to the Consolidated Financial Statements.

      The Company has no significant capital commitments in 1999, but plans on adding additional machinery to increase capacity or to enhance operating efficiencies in its manufacturing plants. Additionally, the Company may consider the acquisition of companies, technologies or products in 1999 which are complementary to its business. The Company believes that its existing resources, including its revolving loan facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the end of 1999. However, there can be no assurances that such financing will be available at favorable terms, if at all.

Year 2000 Readiness

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

      The Company has established a Year 2000 Compliance Committee (the "Committee") which is comprised of members of senior management, finance, MIS operations and engineering. The Committee's mandate is to design and implement a Compliance Plan that minimizes the risk of material adverse impact to the Company resulting from events triggered by the turn of the century. A full-time Year 2000 Project Coordinator has been appointed and a comprehensive corporate-wide Year 2000 Project plan has been developed.

      The Committee has defined three categories of internal elements that are subject to risk; computer hardware and software, manufacturing equipment and facility equipment. Computer


                              -UFPT 10-K, page 16-
hardware and software includes networking, operating and application software currently being used by the Company as well as those that are planned to be installed prior to the year 2000 and the hardware platforms upon which they operate. Manufacturing equipment includes machinery and equipment, owned or leased, that is used by the Company in the process of manufacturing inventory for resale. Facility equipment includes all other devices that potentially have microprocessor chips that were not included in computer hardware and software and manufacturing equipment, including, but not limited to, fax machines, security systems, heating/air conditioning, telephone and other communication systems, copiers, sprinklers and elevators.

      The approach for minimizing risk of noncompliance within each of these elements includes six phases; Inventory, Risk Assessment, Correction, Validation, Implementation and Monitoring. In the Inventory phase the Company identifies the items within each of the three previously defined elements. The Company has completed a thorough inventory of computer hardware and software, manufacturing equipment and facility systems and equipment at all plant locations.

      The Risk Assessment phase includes identifying which of the items in the inventory are noncompliant and estimating the effects of noncompliant system, program and equipment failure. The Company has completed a comprehensive risk assessment for all plant locations, which identifies noncompliant and potentially noncompliant computer hardware and software, manufacturing equipment and facility systems and equipment. All noncompliant items have been categorized as either business critical or non-business critical. Business critical systems and equipment are being addressed first and non-business critical systems and equipment will be addressed as resources are available.

      In the Correction phase, the Company repairs or replaces those items that are noncompliant. The Company is in the process of implementing new financial and manufacturing software ("New Software") throughout all of its plants that is Year 2000 compliant and should result in substantial compliance within the computer hardware and software element. At this time, the Company expects the correction of business critical computer hardware and software to be completed by September 30, 1999. The correction of business critical manufacturing equipment and facility systems and equipment is expected to be completed by July 31, 1999.

      In the Validation phase, the Company confirms that corrections have resulted in bringing specific systems, programs or equipment into Year 2000 compliance. The validation of specific components will occur as each component is corrected.

      In the Implementation phase, the Company integrates validated systems, programs and equipment into the business environment. The implementation of specific components will be conducted as each component is validated. The Company expects that validation and implementation of business critical manufacturing equipment and facility systems will be completed by August 31, 1999 and that validation and implementation of business critical computer hardware and software will be completed by October 29, 1999.

      In the Monitoring phase, the Company closely observes the performance of corrected, validated and implemented systems, programs and equipment. The monitoring phase begins at imple-


                              -UFPT 10-K, page 17-
mentation and will continue beyond the New Year and as long as is necessary to satisfy the Company that corrections have effectively dealt with Year 2000 concerns.

      Independent of its own internal elements, the Company is dependent upon the customers who order its products and upon numerous third parties who supply various items including materials, supplies, services, utilities and other items the Company uses in the ordinary course of business. Included within these third parties is a group of several key foam raw material suppliers that collectively supply a significant portion of the Company's foam used in production. The Company is in the process of surveying the compliance status of its key customers and third party suppliers. However, the Company may not ever be able to estimate the nature or extent of any potential adverse impact resulting from the failure of third parties, such as its suppliers, service providers and customers. As a result, although the Company does not currently anticipate that it will experience any significant shipment delays from its major suppliers or any major sales delays from its major customers due to Year 2000 issues, the Company cannot provide any assurance that these third parties will not experience Year 2000 problems or that any may have a material adverse effect on the Company's business, results of operations and financial condition.

      The Company included the cost of the New Software in its financial plan for 1999. The software and hardware costs have been and will continue to be capitalized and depreciated in compliance with the Company's capitalization policy. Although the decision to implement the New Software potentially resolves the Year 2000 problem for the majority of the Company's computer applications, it was made for operating reasons and is considered normal capital expenditures. As a result, the Company does not expect to incur material costs above and beyond the cost of implementing the New Software.

      The Company expects to be substantially compliant by Year 2000, but can give no assurance as to its readiness or the readiness of its key material and service providers. As a result, the Company expects to complete a Contingency Plan (the "Plan") by April 30, 1999, that will address the operating issues in the event that any of its material or service providers fail to perform as a result of the Year 2000 problem. In addition, the Plan will address operating considerations in the event that any of the Company's internal elements fail to perform as expected. The Company can give no assurance that the Plan will be effective.

      To the extent that the Company does not identify or properly address any material noncompliant systems or equipment operated by the Company or by third parties, such as the Company's suppliers, service providers and customers, the most reasonably likely worst case Year 2000 scenario is a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or general disruption in the United States or global activities that could result in a significant economic downturn. The Company believes that the primary business risks, in the event of such failure or other disruption, would include but not be limited to, loss of customers or orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions or a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.


                              -UFPT 10-K, page 18-

Other

      A significant portion of the Company's Packaging sales of molded fiber products are to manufacturers of computer peripherals and other consumer products. As a result, the Company believes that its sales are somewhat seasonal, with increased sales in the second half of the year. The Company does not believe that inflation has had a material impact on its results of operations in the last three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended December 31, 1998.

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


                              -UFPT 10-K, page 19-

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 is hereby incorporated by reference to the Company's definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)      Financial Statements                                            Page
                                                                            ----
            Index to Consolidated Financial Statements and Financial
            Statement Schedules..............................................F-1

            Independent Auditors' Report.....................................F-2

            Consolidated Balance Sheets as of December 31, 1998 and 1997.....F-3

            Consolidated Statements of Income for the years ended
            December 31, 1998, 1997, and 1996................................F-4

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996..........................F-5

            Consolidated Statements of Cash Flows for the years ended
            December 31, 1998, 1997, and 1996................................F-6

            Notes to Consolidated Financial Statements.......................F-7

(A)(2)      Financial Statement Schedules

            Independent Auditors' Report on Supplementary Information.......F-22

            Schedule II - Valuation and Qualifying Accounts.................F-23

(A)(3)      Exhibits

            Number                                                Reference
            ------                                                ---------

             2.01      Agreement and Plan of Reorganization       A-2.01**
                       among the Company, Moulded Fibre
                       Technology, Inc. and UFPAcquisition,
                       Inc.

             2.02      Agreement of Merger between Moulded        C-2.02**
                       Fibre Technology, Inc. and UFP
                       Acquisition, Inc.

             2.03      Merger Agreement relating to the           A-2.02
                       reincorporation of the Company in
                       Delaware.

             2.04      Asset Purchase Agreement relating to       I-2**
                       the purchase of FCE.

             2.05      Asset Purchase Agreement relating to       Filed herewith
                       the purchase of the assets of Pacific
                       Foam Technologies, Inc.


                              -UFPT 10-K, page 20-

            Number                                                Reference
            ------                                                ---------

             3.01      Certificate of Incorporation of the        F-3.01**
                       Company, as amended.

             3.02      Bylaws of the Company.                     A-3.02**

             4.01      Specimen Certificate for shares of         A-4.01**
                       the Company's Common Stock.

             4.02      Description of Capital Stock               A-4.02**
                       (contained in the Certificate of
                       Incorporation of the Company, filed
                       as Exhibit 3.01).

             4.04      Rights Agreement (including the            J-4**
                       Certificate of Designation and form
                       of Rights Certificate attached as
                       Exhibits A and B, respectively,
                       thereto) between the Registrant and
                       American Stock Transfer & Trust
                       Company, as Rights Agent, dated as of
                       January 13, 1999.

             10.02     $1,000,000 Mortgage and Promissory         A-10.02**
                       Note issued by the Company in favor
                       of Gloucester Bank & Trust Company.

             10.06     Alabama Leasehold Mortgage of United       A-10.06**
                       Development Company Limited to First
                       American Bank.

             10.07     Guaranty of the Company in favor of        A-10.07**
                       First American Bank for the benefit
                       of United Development Company
                       Limited.

             10.08     Agreement between the Company and          A-10.08**
                       William H. Shaw.

             10.09     Agreement and Severance Agreement          A-10.09**
                       between the Company and Richard L.
                       Bailly.

             10.18     Employee Stock Purchase Plan.              A-10.18**

             10.19     1993 Combined Stock Option Plan, as        K-4.5* **
                       amended.

             10.20     1993 Nonemployee Director Stock            B-4.5**
                       Option Plan.

             10.21     Facility Lease between the Company         A-10.21**
                       and United Development Company
                       Limited.

             10.22     Facility Lease between the Company         A-10.22**
                       and Raritan Associates.

             10.23     Facility Sublease between the Company      A-10.23**
                       and United Development Company
                       Limited.

             10.25     Facility lease between the Company         A-10.25**
                       and Flanders Properties.

             10.26     Amendment to facility lease between        A-10.26**
                       the Company and Flanders Properties.

             10.27     Facility Lease between the Company         A-10.27**
                       and Dana Evans d/b/a Evans
                       Enterprises.

             10.28     Facility Lease between Moulded Fibre       A-10.28**
                       Technology, Inc. and J.B. Brown &
                       Sons.

             10.29     Facility Lease between the Company         G-10.29**
                       and Cole Taylor Bank, as Trustee


                              -UFPT 10-K, page 21-

            Number                                                Reference
            ------                                                ---------

             10.30     Form of Indemnification Agreement for      A-10.30**
                       directors and officers of the
                       Company.

             10.32     Promissory Note of United Development      A-10.32**
                       Company Limited in favor of the
                       Company.

             10.33     Form of Representative's Warrant           A-10.33**
                       Agreement.

             10.34     Facility Lease between Moulded Fibre       C-10.34**
                       Technology, Inc. and Lincoln Gilroy
                       II and Patrician Associates, Inc.

             10.35     Facility Lease between the Company         D-10.35**
                       and M.D. Hodges Enterprises, Inc.

             10.36     Facility Lease between Moulded Fibre       D-10.36**
                       Technology, Inc. and Dead River
                       Properties.

             10.37     Facility Lease between the Company         G-10.37**
                       and Clinton Area Development
                       Corporation.

             10.38.7   First Amendment to Credit Agreement,       F-10.38.7**
                       dated May 31, 1995, between the
                       Company and BayBank.

             10.38.8   Amended and Restated Revolving Credit      F-10.38.8**
                       Note, dated May 31, 1996, between the
                       Company and BayBank.

             10.38.9   Amended and Restated Equipment Note,       F-10.38.9**
                       dated May 31, 1996, between the
                       Company and BayBank.

             10.38.10  Third Amendment, dated July 6, 1998,       Filed herewith
                       to Credit Agreement, dated May 31,
                       1995, between the Company and
                       BankBoston.

             10.39     Employment Agreement with R. Jeffrey       H-10.37**
                       Bailly dated April 4, 1995.

             10.40     1998 Director Stock Option Incentive       L**
                       Plan

             10.41     1998 Employee Stock Purchase Plan.         M**

             11.01     Statement re: Computation of Per           C-21.01**
                       Share Earnings. Filed herewith

             21.01     Subsidiaries of the Company.               N-21.01**

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


                              -UFPT 10-K, page 22-

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

            J. Incorporated by reference to the Company's report on Form 8-K dated January 28, 1999. The number set forth herein is the number of the exhibit in said report.

            K. Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the three months ended June 30, 1998. The number set forth herein is the number of the exhibit in said Quarterly Report.

            L. Incorporated by reference to the Company's registration statement on Form S-8 (registration No. 333-56741).

            M. Incorporated by reference to the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders on June 5, 1998.

            N. Incorporated by reference to the Company's Annual Report 10K for the fiscal year ended December 31, 1996. The number set forth herein is the number of the Exhibit in said Annual Report.

            *     Management contract or compensatory plan or arrangement.

            ** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(B)   Reports On Form 8-K

      The Company did not file any current reports on Form 8-K during the quarter ended December 31, 1998.


                              -UFPT 10-K, page 23-

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    UFP TECHNOLOGIES, INC.


Date: March 30, 1999          by:
                                 ----------------------------
                                 R. Jeffrey Bailly, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE            TITLE                                      DATE
---------            -----                                      ----


                     President, Chief Executive,                March 30, 1999
-------------------  Officer and Director                      ----------------
R. Jeffrey Bailly


                     Chairman of the Board of Directors         March 30, 1999
-------------------                                            ----------------
William H. Shaw


                     Chief Financial Officer, Vice President,   March 30, 1999
-------------------  Principal Accounting Officer              ----------------
Ronald J. Lataille


                     Executive Vice President, Director         March 30, 1999
-------------------                                            ----------------
Richard L. Bailly

                     Director                                   March 30, 1999
-------------------                                            ----------------
William C. Curry


                     Director                                   March 30, 1999
-------------------                                            ----------------
Michael J. Ross


                     Director                                   March 30, 1999
-------------------                                            ----------------
Kenneth L. Gestal


                     Director                                   March 30, 1999
-------------------                                            ----------------
T. Gordon Roddick


                     Director                                   March 30, 1999
-------------------                                            ----------------
Peter R. Worrell


                              -UFPT 10-K, page 24-

                             UFP TECHNOLOGIES, INC.

                 Consolidated Financial Statements and Schedule

                           December 31, 1998 and 1997

                    With Independent Auditors' Report Thereon

                             UFP TECHNOLOGIES, INC.

   Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997                F-3

Consolidated Statements of Income for the years ended December 31, 1998,
     1997 and 1996                                                          F-4

Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1998, 1997, and 1996                                      F-5

Consolidated Statements of Cash Flows for the years ended December 31,
     1998, 1997, and 1996                                                   F-6

Notes to Consolidated Financial Statements                                  F-7

Schedule

Independent Auditors' Report on Supplementary Information                   F-22

Schedule II - Valuation and Qualifying Accounts                             F-23


                               UFPT 10-K, page F-1

                          Independent Auditors' Report

The Board of Directors and Stockholders
UFP Technologies, Inc.:

      We have audited the consolidated balance sheets of UFP Technologies, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UFP Technologies, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


Boston, Massachusetts
February 25, 1999


                               UFPT 10-K, page F-2

                             UFP TECHNOLOGIES, INC.

                           Consolidated Balance Sheets

                                                                                December 31
                                                                       ----------------------------
                                                                           1998            1997
                              Assets
Current assets:
   Cash and cash equivalents                                           $    512,356         233,452
   Receivables, net (note 3)                                              7,867,647       6,413,251
   Inventories (note 4)                                                   4,091,770       3,053,299
   Prepaid expenses                                                         319,191          83,800
   Deferred income taxes (note 9)                                           369,000          63,000
                                                                       ------------      ----------
            Total current assets                                         13,159,964       9,846,802
                                                                       ------------      ----------
Property, plant and equipment (notes 5, 7 and 14)                        20,025,618      20,110,727
   Less accumulated depreciation and amortization                        (9,086,763)     (8,920,621)
                                                                       ------------      ----------
            Net property, plant and equipment                            10,938,855      11,190,106
                                                                       ------------      ----------
Cash surrender value of officers' life insurance, net of loans of
$13,595 in 1997                                                             218,027         352,577
Investment in and advances to affiliated partnership (note 6)               218,524         240,364
Deferred income taxes (note 9)                                              231,000         693,000
Goodwill, net (note 1)                                                    4,711,463       2,539,367
Other assets                                                                471,009         332,551
                                                                       ------------      ----------
            Total assets                                               $ 29,948,842      25,194,767
                                                                       ============      ==========
               Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable (note 7)                                              $  4,150,000       2,500,000
   Current installments of long-term debt (note 7)                           59,411         111,888
   Current installments of capital lease obligations (note 14)              851,042         913,170
   Accounts payable                                                       2,589,492       1,540,377
   Accrued taxes and other expenses (note 8)                              3,410,929       2,202,817
                                                                       ------------      ----------
            Total current liabilities                                    11,060,874       7,268,252
                                                                       ------------      ----------
Long-term debt, excluding current installments (note 7)                     568,678         624,641
Capital lease obligations, excluding current installments (note 14)       1,554,647       2,608,768
Retirement liability and other liabilities (note 13)                        869,218         559,896
                                                                       ------------      ----------
            Total liabilities                                            14,053,417      11,061,557
                                                                       ------------      ----------
Commitments and contingencies (note 14)
Stockholders' equity (notes 11 and 12)
Preferred stock, $.01 value.  Authorized 1,000,000 shares; no shares
issued or outstanding                                                            --              --
Common stock, $.01 value.  Authorized 20,000,000; issued and
outstanding 4,707,354 shares in 1998 and 4,666,354 shares in 1997            47,074          46,664
Additional paid-in capital                                                9,613,859       9,499,019
Retained earnings                                                         6,234,492       4,587,527
                                                                       ------------      ----------
            Total stockholders' equity                                   15,895,425      14,133,210
                                                                       ------------      ----------
            Total liabilities and stockholders' equity                 $ 29,948,842      25,194,767
                                                                       ============      ==========

See accompanying notes to consolidated financial statements.


                               UFPT 10-K, page F-3

                      UFP TECHNOLOGIES, INC.

                Consolidated Statements of Income

                                                                           Years ended December 31
                                                                 --------------------------------------------
                                                                     1998             1997            1996
Net sales                                                        $ 47,220,174      45,452,232      39,359,066
Cost of sales                                                      34,140,005      33,200,304      29,446,979
                                                                 ------------      ----------      ----------
            Gross profit                                           13,080,169      12,251,928       9,912,087

Selling, general and administrative expenses                        9,905,996       9,318,080       7,818,451
                                                                 ------------      ----------      ----------
            Operating income                                        3,174,173       2,933,848       2,093,636
                                                                 ------------      ----------      ----------
Other income (deductions):
   Interest expense                                                  (447,282)       (649,269)       (484,958)

   Equity in net income of unconsolidated partnerships (note 6)        20,904          15,227          19,937
   Other, net                                                          40,170           4,500          39,842
                                                                 ------------      ----------      ----------
            Total other deductions                                   (386,208)       (629,542)       (425,179)
                                                                 ------------      ----------      ----------

            Income before income tax expense                        2,787,965       2,304,306       1,668,457

Income tax expense (note 9)                                         1,141,000         995,000         406,000
                                                                 ------------      ----------      ----------
            Net income                                           $  1,646,965       1,309,306       1,262,457
                                                                 ============      ==========      ==========
Net income per share (note 10):
   Basic                                                         $       0.35            0.28            0.27
                                                                 ============      ==========      ==========
   Diluted                                                       $       0.34            0.27            0.26
                                                                 ============      ==========      ==========
Weighted average common shares (note 10):
   Basic                                                            4,682,210       4,655,586       4,634,098
                                                                 ============      ==========      ==========
   Diluted                                                          4,830,236       4,863,110       4,874,125
                                                                 ============      ==========      ==========

See accompanying notes to consolidated financial statements.


                               UFPT 10-K, page F-4

                             UFP TECHNOLOGIES, INC.

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1997 and 1996

                                                                  Common Stock         Additional                     Total
                                                             -----------------------     paid-in       Retained    stockholders'
                                                               Shares       Amount       capital       earnings       equity
                                                             ---------   -----------   -----------   -----------   -----------
Balance at December 31, 1995                                 4,626,854   $    46,269   $ 9,376,227   $ 2,015,764   $11,438,260

   Sale of common stock through incentive stock option plan      5,000            50        11,850            --        11,900

   Stock issued in lieu of compensation                          5,000            50        16,825            --        16,875

   Net income                                                       --            --            --     1,262,457     1,262,457
                                                             ---------   -----------   -----------   -----------   -----------
Balance at December 31, 1996                                 4,636,854        46,369     9,404,902     3,278,221    12,729,492

   Sale of common stock through incentive stock option plan     22,500           225        60,437            --        60,662

   Stock issued in lieu of compensation                          7,000            70        33,680            --        33,750

   Net income                                                       --            --            --     1,309,306     1,309,306
                                                             ---------   -----------   -----------   -----------   -----------
Balance at December 31, 1997                                 4,666,354        46,664     9,499,019     4,587,527    14,133,210

   Sale of common stock through incentive stock option plan     30,000           300        70,950            --        71,250

   Stock issued in lieu of compensation                         11,000           110        43,890            --        44,000

   Net income                                                       --            --            --     1,646,965     1,646,965
                                                             ---------   -----------   -----------   -----------   -----------
Balance at December 31, 1998                                 4,707,354   $    47,074   $ 9,613,859   $ 6,234,492   $15,895,425
                                                             =========   ===========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.


                               UFPT 10-K, page F-5

                             UFP TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows

                                                                                      Years ended December 31
                                                                                      -----------------------
                                                                                 1998           1997           1996
                                                                                 ----           ----           ----
Cash flows from operating activities:
  Net income                                                                 $ 1,646,965      1,309,306      1,262,457
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                              1,899,915      1,801,758      1,498,123
    Equity in net income of unconsolidated affiliate and partnership             (20,904)       (15,227)       (19,937)
    Gain (loss) on disposal of property, plant and equipment                     (40,170)        39,269             --
    Stock issued in lieu of compensation                                          44,000         33,750         16,875
    Deferred income taxes                                                        156,000        410,000        131,000
    Changes in operating assets and liabilities net of effects from acquisition:
        Receivables, net                                                        (584,334)      (135,336)      (657,661)
        Inventories                                                              (60,601)      (172,738)      (152,874)
        Prepaid expenses                                                        (196,339)       212,148         83,534
        Accounts payables                                                        308,615       (785,771)       400,223
        Accrued taxes and other expenses                                         976,495        332,385        346,530
        Retirement liability and other liabilities                               165,172         60,000         60,000
                                                                             -----------    -----------    -----------
           Net cash provided by operating activities                           4,294,814      3,089,544      2,968,270
                                                                             -----------    -----------    -----------
Cash flows from investing activities:
    Additions to property, plant and equipment                                (1,562,135)    (2,436,224)    (3,376,146)
    Acquisition of operating assets, less cash acquired                       (2,293,506)    (1,512,879)            --

    (Increase) decrease in cash surrender value of officers'life insurance       134,550        (27,416)        18,829
    Increase in other assets                                                    (168,618)       (23,352)       (32,182)
    Payments received on advances to affiliated company                           42,744          1,750         21,000
    Proceeds from disposal of property, plant and equipment                      290,170          4,500             --
                                                                             -----------    -----------    -----------
           Net cash used in investing activities                              (3,556,795)    (3,993,621)    (3,368,499)
                                                                             -----------    -----------    -----------
Cash flows from financing activities:
    Net borrowings (repayments) under notes payable                              713,413      1,100,000     (1,375,000)
    Proceeds from long-term borrowings                                                --             --             --
    Proceeds from long-term capital leases                                            --        967,000      1,941,000
    Proceeds from sale of common stock                                            71,250         60,662         11,900
    Principal repayment of long-term debt                                       (359,077)      (422,551)      (186,207)
    Principal repayment of obligations under capital leases                     (884,701)      (711,113)      (372,423)
                                                                             -----------    -----------    -----------
           Net cash (used in) provided by financing activities                  (459,115)       993,998         19,270
                                                                             -----------    -----------    -----------
Net change in cash and cash equivalents                                          278,904         89,921       (380,959)
Cash and cash equivalents at beginning of year                                   233,452        143,531        524,490
                                                                             -----------    -----------    -----------
Cash and cash equivalents at end of year                                     $   512,356        233,452        143,531
                                                                             ===========    ===========    ===========

See accompanying notes to consolidated financial statements.


                               UFPT 10-K, page F-6

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

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


                               UFPT 10-K, page F-7

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

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

      (g)   Goodwill

            Goodwill is being amortized on a straight-line basis over a 20-year period. Accumulated amortization was $972,799 and $795,280 as of December 31, 1998 and 1997, respectively. In 1996, a charge in lieu of taxes of $954,990 was allocated to reduce goodwill.

            The Company assesses the recoverability of its intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through projected future results. Goodwill impairment is measured based on projected undiscounted cash flows over the asset's remaining life.

      (h)   Cash and Cash Equivalents

            The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      (i)   Use of Estimates

            The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (j)   Reclassifications

            Certain prior year account balances have been reclassified to conform to the 1998 presentation.


                              UFPT 10-K, page F-8

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

(2)   Supplemental Cash Flow Information

      Cash paid for interest and income taxes is as follows:

                                        Years ended December 31
                                        -----------------------
                                   1998          1997          1996
                                   ----          ----          ----
      Interest                  $  512,190        541,270       484,958
                                ==========    ===========   ===========
      Income taxes              $  643,261        700,230        82,662
                                ==========    ===========   ===========

      During 1998, the Company renegotiated the terms of a facility lease which was leased from a limited partnership in which the Company and one of its officers are shareholders. This lease was previously treated as a capital lease. Based on the terms of the new lease agreement, the lease is no longer a capital lease. Consequently, the Company wrote off the related building and improvements and associated capital lease obligation of $247,834.

(3)   Receivables

      Receivables consist of the following:

                                                        December 31
                                                --------------------------
                                                   1998            1997
                                                   ----            ----
      Accounts receivable - trade               $ 8,031,561      6,510,517
      Employee advances and other receivables        93,951         99,070
                                                -----------      ---------
                                                  8,125,512      6,609,587
      Less allowance for doubtful receivables      (257,865)      (196,336)
                                                -----------      ---------
                                                $ 7,867,647      6,413,251
                                                ===========      =========

(4)   Inventories

      Inventories consist of the following:

                                                      December 31
                                             -----------------------------
                                                1998               1997
                                                ----               ----
      Raw materials                          $2,634,482          1,933,740
      Work in process                           504,489            395,592
      Finished goods                            952,799            723,967
                                             ----------          ---------
                                             $4,091,770          3,053,299
                                             ==========          =========


                              UFPT 10-K, page F-9

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

(5)   Property, Plant and Equipment

      Property, plant and equipment consist of the following:

                                                        December 31
                                                 -------------------------
                                                     1998          1997
                                                     ----          ----
      Land                                       $    85,319       315,319
      Buildings and improvements                   1,913,242     2,940,091
      Leasehold improvements                       1,268,551     1,008,155
      Equipment                                   14,857,508    13,478,014
      Furniture and fixtures                       1,303,616     1,036,753
      Construction in progress - equipment           597,382     1,332,395
                                                 -----------   -----------
                                                 $20,025,618    20,110,727
                                                 ===========   ===========

(6)   Investment in and Advances to Affiliated Partnership

      The Company has an ownership interest in a realty limited partnership, United Development Company Limited. This investment is stated at cost, plus the Company's proportionate share of the limited partnership's income, less any distributions received from the limited partnership. The Company's proportionate share of the limited partnership's net income was $18,410, $19,937, and $17,541 in 1998, 1997 and 1996, respectively.

      On December 31, 1998, United Development Company Limited executed and delivered to the Company a term note in the amount of $99,750 to evidence advances received from the Company. This note accrues interest at 9.75% and is repayable in monthly installments of $2,107.

(7)   Indebtedness

      At December 31, 1998, the Company may borrow up to $7,500,000 under a revolving line of credit at the bank's prime lending rate (7.75% at December 31, 1998) or LIBOR plus 1.75% (6.8991% at December 31, 1998).
      Amounts borrowed under this arrangement are due on demand and are unsecured. At December 31, 1998 and 1997, borrowings under this arrangement were $4,150,000 and $2,500,000, respectively.


                              UFPT 10-K, page F-10

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

      Long-term debt consists of the following:


                                                                  December 31
                                                              ------------------
                                                                 1998      1997
                                                                 ----      ----
      8.76% mortgage note payable in monthly
      installments of $8,759 including interest,
      maturing in 2007; secured by real estate                $628,089   678,196
      Note payable - other                                          --    58,333
                                                              --------   -------
            Total long-term debt                               628,089   736,529
         Less current installments                              59,411   111,888
                                                              --------   -------
            Long-term debt, excluding current
            installments                                      $568,678   624,641
                                                              ========   =======
      Aggregate maturities of long-term debt are as follows:
            Year ending December 31:
            1999                                              $ 59,411
            2000                                                60,728
            2001                                                65,898
            2002                                                71,510
            Thereafter                                         370,542
                                                              --------
                                                              $628,089
                                                              ========

(8)   Accrued Taxes and Other Expenses

      Accrued taxes and other expenses consist of the following:

                                                        December 31
                                                 -------------------------
                                                    1998           1997
                                                    ----           ----
      Compensation                               $  981,901        903,462
      Benefits                                      723,018        512,438
      Federal and state income tax                  466,846         98,868
      Paid time off                                 234,490         95,006
      Workers Compensation                          135,000         35,000
      Other                                         869,674        558,043
                                                 ----------      ---------
                                                 $3,410,929      2,202,817
                                                 ==========      =========


                              UFPT 10-K, page F-11

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

(9)   Income Taxes

      Total income tax expense for the years ended December 31, 1998, 1997 and 1996 was allocated as follows:


                                                1998        1997         1996
                                                ----        ----         ----

      Income tax expense from operations     $1,141,000     995,000     406,000
                                             ==========   =========    ========
      Goodwill, for initial recognition of
      acquired tax benefits that previously
      were included in the valuation
      allowance                              $       --          --    (954,990)
                                             ==========   =========    ========

      Income tax expense (benefit)
      consists of:                                 Years ended December 31
                                             ----------------------------------
                                                1998         1997        1996
                                                ----         ----        ----
      Current:
           Federal                           $  830,000     454,000     170,000
           State                                155,000     131,000     105,000
                                             ----------   ---------    --------
                                                985,000     585,000     275,000
                                             ----------   ---------    --------
      Deferred:
           Federal                              145,000     360,000     136,000
           State                                 11,000      50,000      (5,000)
                                             ----------   ---------    --------
                                                156,000     410,000     131,000
                                             ----------   ---------    --------

                                             $1,141,000     995,000     406,000
                                             ==========   =========    ========

      At December 31, 1998, the Company has net operating loss carryforwards for income tax purposes of approximately $2,300,000 which are available to offset future taxable income and expire during the years ending December 31, 2006 through 2009.

      The future benefit of the net operating loss carryforwards in any year is limited to $302,000 under the provisions of the Tax Reform Act of 1986, which imposes an annual limitation on the amount that can offset taxable income due to the change in ownership of MFT.


                              UFPT 10-K, page F-12

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                          December 31
                                                   -----------------------
                                                      1998         1997
                                                      ----         ----
Deferred tax assets related to:
   Receivables                                     $  108,303   $   82,461
   Inventories                                        190,455      107,364
   Compensation programs                               71,196       39,903
   Capital leases                                                       --
   Retirement liability                               260,356      235,156
   Net operating loss carryforwards                   822,418      925,247
   Other                                               33,704           --
                                                   ----------   ----------
                                                    1,486,432    1,390,131
                                                   ----------   ----------
Deferred tax liabilities related to:
   Excess of book over tax basis of fixed assets      756,384      510,307
   Investee tax loss in excess of book losses         130,048      123,824
                                                   ----------   ----------
                                                      886,432      634,131
                                                   ----------   ----------
      Net deferred tax assets                      $  600,000   $  756,000
                                                   ==========   ==========

      The amount recorded as net deferred tax assets as of December 31, 1998 and 1997 represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company believes that the net deferred tax asset of $600,000 at December 31, 1998 will more likely than not be realized in the carryforward period. The Company's U.S. taxable income before application of net operating loss carryforwards was approximately $2,710,000, $2,123,000, and $1,859,000 for the years ended December 31,
      1998, 1997 and 1996, respectively. Management reviews the recoverability of deferred tax assets during each reporting period.

      Actual tax expense for the years presented differs from "expected" tax expense (benefit) for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:

                                                              Years ended December 31
                                                              ------------------------
                                                              1998      1997      1996
                                                              ----      ----      ----
Computed "expected" tax rate                                  34.0%     34.0%     34.0%
Increase (decrease) in income taxes resulting from:
      State taxes, net of federal tax benefit                  3.9       4.2       4.0
      Officers' life insurance                                 0.5       1.0       0.5
      Amortization of goodwill                                 1.9       2.3       4.2
      Change in the beginning of the year balance of the
      valuation allowance for deferred tax assets, net of
      $954,990 allocated to goodwill in 1996                    --        --     (18.4)
      Other                                                    0.6       1.7        --
                                                              ----      ----      ----
                                                              40.9%     43.2%     24.3%
                                                              ----      ----      ----


                              UFPT 10-K, page F-13

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

(10)  Net Income Per Share

      Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute diluted income per share consisted of the following:

                                                   Years ended December 31
                                                   -----------------------
                                                  1998       1997       1996
                                                  ----       ----       ----
      Weighted average common shares
      outstanding during the year               4,682,210  4,655,586  4,634,098
      Weighted average common equivalent
      shares due to stock options and employee
      stock purchase plan                         148,026    207,524    240,027
                                                ---------  ---------  ---------
                                                4,830,236  4,863,110  4,874,125
                                                =========  =========  =========

(11)  Stock Option and Employee Stock Purchase Plans

      The Company maintains a stock option plan to provide long-term rewards and incentives to the Company's key employees, officers, employee directors, consultants and advisors. The plan provides for either nonqualified stock options or incentive stock options for the issuance of up to 1,050,000 shares of common stock. The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for nonqualified stock options shall be determined by the Stock Option Committee. Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the option. At December 31, 1998, 745,000 options were outstanding under the plan.

      Through July 15, 1998, the Company maintained a stock option plan covering nonemployee directors (the "1993 Director Plan"). Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan ("1998 Director Plan"), the 1993 Director Plan was frozen. The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock. On July 1 of each year, each individual who at the time was serving as a nonemployee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock. These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant. The exercise price was the fair market value of the common stock on the date of grant. At December 31, 1998, 55,000 options were outstanding under the 1993 Director Plan.

      Effective July 15, 1998, subject to shareholder approval, the Company adopted the 1998 Director Stock Option Incentive Plan ("1998 Director Plan") for the benefit of non-employee directors of the Company. The 1998 Director Plan provides for options for the issuance of up to 300,000 shares of common stock. These options become exercisable in full six months after the date of grant and expire ten years from the date of grant. In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan. At December 31, 1998, 9,800 options were outstanding under the 1998 Director Plan.


                              UFPT 10-K, page F-14

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

      On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan which provides that all employees of the Company who work more than twenty hours per week and more than five months in any calendar year and who are employees on or before the applicable offering period are eligible to participate. The Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986. Under the Stock Purchase Plan participants may have withheld up to 10% of their base salaries during the six month offering periods ending June 30 and December 31 for the purchase of the Company's common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period. The Stock Purchase Plan provides for the issuance of up to 150,000 shares of common stock.

      The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its stock option and employee stock purchase plans. Accordingly, no compensation cost has been recognized in connection with these plans.

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

      The Company's pro forma information is as follows:

                                                  Years ended December 31
                                         ---------------------------------------
                                            1998          1997          1996
                                         -----------   -----------   -----------

      Net income as reported             $ 1,646,965   $ 1,309,306   $ 1,262,457
      Pro forma net income                 1,322,286     1,016,768     1,120,964
      Basic net income per share as             0.35          0.28          0.27
      reported
      Pro forma basic net income per            0.28          0.22          0.24
      share
      Diluted net income per share as           0.34          0.27          0.26
      reported
      Pro forma diluted net income per          0.27          0.21          0.23
      share

      The effect of applying SFAS 123 as shown above in the pro forma disclosures is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to 1995.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in 1998, 1997 and 1996, respectively: no dividend yield for each year; expected volatility of 86%, 61%, and 62%; risk-free interest rates of 4.7%, 6.16%, and 6.13%; and expected lives of 5.59, 4.6 and 4.6 years.


                              UFPT 10-K, page F-15

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

      The following is a summary of stock option activity under all plans:

                                                Shares        Weighted Average
                                             Under Options     Exercise Price
                                             -------------     --------------

      Outstanding at December 31, 1995          691,000           $  3.44
        Granted                                  68,000              3.82
        Exercised                                (5,000)             2.38
        Canceled or expired                     (21,250)             5.35
                                                -------

      Outstanding at December 31, 1996          732,750              3.43
        Granted                                  76,500              4.43
        Exercised                               (22,500)             2.69
        Canceled or expired                     (49,250)             3.87
                                                -------

      Outstanding at December 31, 1997          737,500              3.52
        Granted                                 127,300              3.74
        Exercised                               (30,000)             2.38
        Canceled or expired                     (25,000)             4.28
                                                -------

      Outstanding at December 31, 1998          809,800              3.52
                                                =======

      The weighted-average fair value of options granted during 1998, 1997, 1996 and 1995 was $2.70, $1.92, $2.16 and $1.93, respectively. As of December 31, 1998, 581,500 of the outstanding options were exercisable.

      The following is a summary of information relating to stock options outstanding at December 31, 1998:

                          Options Outstanding                      Options Exercisable
           -------------------------------------------------   -------------------------
               Number         Weighted                            Number        Weighted
Range of   outstanding at      average          Weighted       exercisable at    average
exercise     December 31,     remaining          average        December 31,    exercise
 prices         1998       contractual life   exercise price       1998           price
--------   --------------  ----------------   --------------   --------------   -------
$  2-3         278,000        1.5 years        $  2.16            254,750       $  2.16
   3-4         293,300            3.1             3.43            142,000          3.33
   4-5          78,000            5.1             4.51             24,250          4.42
   5-6         148,000            1.2             5.50            148,000          5.50
   6-7          12,500            7.5             6.13             12,500          6.13
               -------                                            -------
               809,800                                            581,500
               =======                                            =======

(12)  Stockholders' Equity

      On January 13, 1999, the Company declared a dividend of one preferred share purchase right ( a "Right") for each outstanding share of common stock, par value $0.01 per share on February 5, 1999 to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Share"), of the Company, at a price of $30.00 per one one-thousandth of a Preferred Share subject to adjustment and the terms of the Rights Agreement.


                              UFPT 10-K, page F-16

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

      On December 16, 1998, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock at management's discretion either in the open market or in privately negotiated transactions. The repurchased stock is expected to be used for general corporate purposes, including the issuance of shares in connection with employee benefit plans.

      In connection with the acquisition of MFT, the Company issued warrants to purchase up to 165,904 shares of the Company's common stock. The warrants were exercisable at a price of $6.60 per share and expired on December 16, 1998.

(13)  Supplemental Retirement Plan

      The Company has a supplemental retirement plan for one of its key officers and a retired officer which will provide an annual benefit to these individuals over a 12-year period following separation from employment. The Company recorded an expense of $60,000 in 1998, 1997, and 1996 in accordance with this plan, which includes both current costs and prior service costs for these individuals. The present value of the supplemental retirement obligation has been calculated using an 8.5% discount rate.

(14)  Leases

      During 1998, the Company renegotiated the terms of a facility lease which was leased from a limited partnership in which the Company and one of its officers are shareholders. This lease was previously treated as a capital lease. Based on the terms of the new lease agreement, the lease is no longer a capital lease. Consequently, the Company wrote off the related building and improvements and associated capital lease obligation of $247,834. This transaction resulted in an insignificant gain.

      The Company has noncancelable operating leases for its other facilities that expire through 2003. Certain of the leases contain escalation clauses which require payments of additional rent to the extent of increases in related operating costs. The Company also leases various equipment under capital leases which expire through 2001.


                              UFPT 10-K, page F-17

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

      Included in property, plant and equipment are the following amounts held under capital lease:

                                                       December 31
                                               --------------------------
                                                  1998            1997
                                                  ----            ----
      Buildings and improvements                       --       1,026,850
      Equipment                                 3,759,937       3,757,410
                                               ----------      ----------
                                                3,759,937       4,784,260
      Less accumulated amortization              (800,737)     (1,182,931)
                                               ----------      ----------
                                                2,959,200       3,601,329
                                               ==========      ==========

      Future minimum lease payments under noncancelable operating leases and the present value of future minimum lease payments under capital leases as of December 31, 1998, are as follows:

                                                          Capital    Operating
      Year ending December 31:                             Leases      Leases
                                                        ----------   ---------
         1999                                           $1,219,518   1,400,629
         2000                                            1,026,829   1,091,519
         2001                                              419,940     930,799
         2002                                                3,483     512,912
         2003                                                   --     128,707
                                                        ----------   ---------
      Total minimum lease payments                       2,669,770   4,064,566
                                                                     =========
      Less amount representing interest                    264,081
                                                        ----------
            Present value of future minimum lease
            payments                                     2,405,689
      Less current installments of obligations under
      capital leases                                       851,042
                                                        ----------
            Obligations under capital lease, excluding
            current installments                        $1,554,647
                                                        ==========

      Rent expense amounted to approximately $1,270,000, $1,215,000, and $956,000 in 1998, 1997, and 1996, respectively. Approximately $220,000 of total rent expense was paid in 1998, 1997, and 1996 to a limited partnership that owns the Decatur, Alabama facility. The Company and one of its officers have interests in this limited partnership.

(15)  Profit-Sharing Plan

      The Company maintains a noncontributory profit-sharing plan for eligible employees. Contributions to the Plan are made at the discretion of the board of directors and amounted to $500,000, $455,000, and $350,000 in 1998, 1997 and 1996, respectively.


                              UFPT 10-K, page F-18

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

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

(17)  Segment Data

      The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

      The Company is organized based on the nature of the products and services that it offers. Under this structure, the Company produces products within two distinct segments; Protective Packaging and Specialty Applications. Within the Protective Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics and pulp fiber to provide customers with cushion packaging for their products. Within the Specialty applications segment, the Company primarily uses cross-linked polyethylene foam to provide customers in the automotive, athletic, leisure and health and beauty industries with engineered -product for numerous purposes.

      The accounting policies of the segments are the same as those described in note 1. Income taxes and interest expense have been allocated based on operating results and total assets employed in each segment.

      Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. The totals of the reportable segments' revenues, net profits and assets agree with the Company's comparable amount contained in the audited financial statements. Revenues from customers outside of the United States are not material. No one customer accounts for more than 10% of the Company's consolidated revenues.


                              UFPT 10-K, page F-19

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

      Financial statement information by reportable segment is as follows:

                                                     1998
                                    ----------------------------------------
                                     Specialty     Packaging         Total
                                     ---------     ---------         -----
      Sales                         $14,218,460    33,001,714     47,220,174
      Interest expense                  137,933       309,349        447,282
      Depreciation / amortization       304,482     1,595,423      1,899,915
      Other income                           --       (61,074)       (61,074)
      Income tax                        207,306       933,694      1,141,000
      Net income                        298,318     1,348,647      1,646,965
      Total assets                   10,415,991    19,532,851     29,948,842

                                                     1997
                                    ----------------------------------------
                                     Specialty     Packaging         Total
                                     ---------     ---------         -----
      Sales                         $14,464,677    30,987,555     45,452,232
      Interest expense                  182,587       466,682        649,269
      Depreciation / amortization       313,747     1,488,011      1,801,758
      Other income                           --       (19,726)       (19,726)
      Income tax                        258,222       736,778        995,000
      Net income                        339,514       969,792      1,309,306
      Total assets                    5,530,092    19,664,675     25,194,767

                                                     1996
                                    ----------------------------------------
                                     Specialty     Packaging         Total
                                     ---------     ---------         -----
      Sales                         $15,641,670    23,717,396     39,359,066
      Interest expense                  160,875       324,083        484,958
      Depreciation / amortization       276,464     1,221,659      1,498,123
      Other income                           --       (59,778)       (59,778)
      Income tax                        495,770       (89,770)       406,000
      Net income                        665,283       597,174      1,262,457
      Total assets                    5,704,298    17,195,580     22,899,878

(18)  Acquisition

      On November 30, 1998, the Company acquired substantially all of the assets and certain liabilities of Pacific Foam, Inc. for approximately $3,500,000. Pacific Foam, Inc. is a designer and manufacturer of specialty foam products for the health and beauty industry. The acquisition was accounted for as a purchase and was financed through the Company's revolving line of credit. The results of Pacific Foam, Inc. have been included in the Company's consolidated financial statements for the month of December of 1998. The cost of the acquisition was allocated based on the estimated fair market value of the assets acquired and the liabilities assumed. The allocation resulted in a goodwill valuation of approximately $2,300,000, which is being amortized on a straight line basis over 20 years.


                              UFPT 10-K, page F-20

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997

      On January 1, 1997, the Company acquired all of the assets and certain liabilities of Foam Cutting Engineers, Inc. ("FCE") for approximately $1,500,000. FCE is a designer and manufacturer of engineered foam plastics for packaging and specialty applications. The acquisition was accounted for as a purchase and was financed through the Company's revolving line of credit. The results of FCE's operations were included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquistion was allocated on the basis of the estimated fair market value of the asssets acquired and the liabilities assumed. This allocation resulted in goodwill of approximately $107,000 which is being amortized over 20 years.

      The following unaudited pro forma results of operations give effect to the acquisitions as if the FCE acquisition occurred on January 1, 1996 and the Pacific Foam acquisition occurred on January 1, 1997. Such pro forma information reflects certain adjustments including amortization of goodwill, interest expense and income tax expense. This pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisitions taken place as described and is not necessarily indicative of results that may be obtained in the future.

                                             1998          1997          1996
                                         -----------   -----------   -----------
Pro forma total revenue                  $54,178,794    51,841,753    43,289,258

Pro forma net income                     $ 1,692,000     1,404,000     1,405,494

Pro forma basic net income per share     $      0.36          0.30          0.30

Pro forma diluted net income per share   $      0.35          0.29          0.29


                              UFPT 10-K, page F-21

            Independent Auditors' Report on Supplementary Information

The Board of Directors and Stockholders
UFP Technologies, Inc.:

      Under date of February 25, 1999, we reported on the consolidated balance sheets of UFP Technologies, Inc. and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Boston, Massachusetts
February 25, 1999


                              UFPT 10-K, page F-22

                                                                     Schedule II

                             UFP TECHNOLOGIES, INC.

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1998, 1997 and 1996

      Accounts receivable, allowance for doubtful accounts:

                                          1998         1997         1996
                                          ----         ----         ----
      Balance at beginning of year     $ 196,336    $ 164,352    $ 200,936
         Provision charged to expense    119,574      226,720      (27,605)
         Deductions - write-offs         (58,045)    (194,736)      (8,979)
                                       ---------    ---------    ---------
      Balance at end of year             257,865      196,336      164,352
                                       =========    =========    =========

                                   * * * * *

                              UFPT 10-K, page F-23