Form 10-Q
period 1999-03-31
UFP TECHNOLOGIES INC
filed 1999-05-14
CIK 914156

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from ____ to ____

Commission File Number:          001-12648
                           -----------------------

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

As of April 23, 1999, 4,780,088 shares of registrant's Common Stock, $.01 par value, were outstanding.

                             UFP TECHNOLOGIES, INC.

                                      INDEX


                                                                                                                       PAGE
                                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998....................................................1

Consolidated Income Statements for the Three Months Ended March 31, 1999 and 1998.........................................2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998..................................3

Notes to Interim Consolidated Financial Statements........................................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............................7

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.......................................................10

PART II - OTHER INFORMATION..............................................................................................11

SIGNATURES...............................................................................................................12


PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             UFP TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                31-MAR-99            31-DEC-98
ASSETS                                                                          UNAUDITED             AUDITED
                                                                            ------------------   ------------------
Current assets
   Cash and cash equivalents                                             $            681,929              512,356
   Receivables, net                                                                 8,250,136            7,867,647
   Inventories                                                                      4,630,504            4,091,770
   Prepaid expenses and other current assets                                          739,524              688,191
                                                                            ------------------   ------------------
      Total current assets                                                         14,302,093           13,159,964
                                                                            ------------------   ------------------
Property, plant and equipment                                                      20,470,527           20,025,618
   Less accumulated depreciation and amortization                                  (9,557,502)          (9,086,763)
                                                                            ------------------   ------------------
      Net property, plant and equipment                                            10,913,025           10,938,855
                                                                            ------------------   ------------------
Goodwill, net                                                                       4,643,488            4,711,463
Other assets                                                                        1,130,127            1,138,560
                                                                            ------------------   ------------------
   Total assets                                                          $         30,988,733           29,948,842
                                                                            ------------------   ------------------
                                                                            ------------------   ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                         $          6,250,000            4,150,000
   Current installments of long-term debt                                              60,565               59,411
   Current installments of capital lease obligations                                  990,250              851,042
   Accounts payable                                                                 2,341,995            2,589,492
   Accrued expenses and payroll withholdings                                        2,343,547            3,410,929
                                                                            ------------------   ------------------
      Total current liabilities                                                    11,986,357           11,060,874
Long-term debt, excluding current installments                                        549,515              568,678
Capital lease obligations, excluding current installments                           1,187,829            1,554,647
Retirement liability                                                                  880,811              869,218
                                                                            ------------------   ------------------
   Total liabilities                                                               14,604,512           14,053,417
                                                                            ------------------   ------------------
Stockholders' equity
   Common stock                                                                        47,751               47,074
   Additional paid-in capital                                                       9,811,102            9,613,859
   Retained earnings                                                                6,525,368            6,234,492
                                                                            ------------------   ------------------
      Total stockholders' equity                                                   16,384,221           15,895,425
                                                                            ------------------   ------------------
   Total liabilities and stockholders' equity                            $         30,988,733           29,948,842
                                                                            ------------------   ------------------
                                                                            ------------------   ------------------



The accompanying notes are an integral part of these condensed consolidated financial statements


                            UFPT Q1 1999 10-Q page 1

                             UFP TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                                                     THREE MONTHS ENDED
                                                           --------------------------------
                                                             31-MAR-99           31-MAR-98
                                                             ----------           ---------
Net sales                                               $    13,476,067          10,749,960
Cost of sales                                                10,049,832           7,905,252
                                                             ----------           ---------
   Gross profit                                               3,426,235           2,844,708
Selling, general and administrative expenses                  2,809,332           2,318,596
                                                             ----------           ---------
   Operating income                                             616,903             526,112

Other income (deductions):
   Interest expense                                            (123,028)           (144,045)
   Other income                                                       0              33,420
                                                             ----------           ---------
      Total other (deductions)                                 (123,028)           (110,625)
   Income before income tax expense                             493,875             415,487
Income tax expense                                              203,000             174,000
                                                             ----------           ---------
   Net income                                           $       290,875             241,487
                                                             ----------           ---------
                                                             ----------           ---------
Basic net income per share                              $          0.06                0.05
                                                             ----------           ---------
                                                             ----------           ---------
Diluted net income per share                            $          0.06                0.05
                                                             ----------           ---------
                                                             ----------           ---------
Weighted average number of shares used
   in computation of per share data:
   Basic                                                      4,770,703           4,666,354
                                                             ----------           ---------
                                                             ----------           ---------
   Diluted                                                    4,928,298           4,827,060
                                                             ----------           ---------
                                                             ----------           ---------


The accompanying notes are an integral part of these consolidated financial statements


                            UFPT Q1 1999 10-Q page 2

                                                 UFP TECHNOLOGIES, INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                        -----------------------------------
                                                                        31-MAR-99                 31-MAR-98
                                                                      -----------                   -------
Cash flows from operating activities:
  Net income                                                      $       290,875                   241,487
  Adjustments to reconcile net income to net cash
  provided by (used in) operating
    activities:
    Depreciation and amortization                                         545,914                   453,645
    Gain on sales of fixed assets                                               0                   (33,420)
    Stock issued in lieu of compensation                                  168,000                         0
    Changes in operating assets and liabilities:
      Receivables, net                                                   (382,489)                 (122,321)
      Inventories                                                        (538,734)                 (151,463)
      Prepaid expenses and other current assets                           (51,333)                   26,199
      Accounts payable                                                   (247,497)                  100,908
      Accrued expenses and payroll withholdings                        (1,067,382)                 (352,198)
      Retirement liability                                                 11,593                    15,000
                                                                       ----------                   -------
Net cash provided by (used in) operating activities                    (1,271,053)                  177,837
Cash flows from investing activities:
  Additions to property, plant and equipment                             (444,909)                 (553,453)
  Payments from affiliated company                                          3,922                         0
  Proceeds from sale of property, plant and equipment                           0                   263,420
  (Increase) decrease in other assets                                      (2,688)                   37,222
                                                                       ----------                 ---------
Net cash used in investing activities                                    (443,675)                 (252,811)
                                                                       ----------                 ---------
Cash flows from financing activities:
  Net borrowings under notes payable                                    2,100,000                   500,000
  Principal repayments of long-term debt                                  (18,009)                  (41,012)
  Principal repayments of capital lease obligations                      (227,610)                 (207,760)
  Net proceeds from sale of common stock                                   29,920                         0
                                                                       ----------                   -------
Net cash provided by financing activities                               1,884,301                   251,228
                                                                       ----------                   -------
Net change in cash and cash equivalents                                   169,573                   176,254
Cash and cash equivalents, at beginning of period                         512,356                   233,452
                                                                       ----------                   -------
Cash and cash equivalents, at end of period                               681,929                   409,706
                                                                       ----------                   -------
                                                                       ----------                   -------

The accompanying notes are an integral part of these consolidated financial statements.


                            UFPT Q1 1999 10-Q page 3

                             UFP TECHNOLOGIES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

           The interim consolidated financial statements of UFP Technologies, Inc. (the Company) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's 1998 Annual Report on Form 10-K as provided to the Securities and Exchange Commission.

           The consolidated balance sheet as of March 31, 1999, the consolidated income statements for the three months ended March 31, 1999 and 1998, and the consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

           The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

(2)    Inventory

           Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                   03/31/99             12/31/98
                                              -----------------    -----------------
Raw materials                               $        2,842,406            2,634,482
Work-in-process                                        587,081              504,489
Finished goods                                       1,201,017              952,799
                                              -----------------    -----------------
   Total inventory                          $        4,630,504            4,091,770
                                              -----------------    -----------------
                                              -----------------    -----------------

 (3)   Common Stock

           At December 31, 1998, 775,000 options were outstanding under the Company's 1993 Employee Stock Option Plan ("1993 Plan"). The purpose of these options is to provide long-term rewards and incentives to the Company's key employees and officers. No options were issued or exercised, and 148,000 options expired in the first three months of 1999 under the 1993 Plan. At March 31, 1999, 627,000 options were outstanding under the plan.

           Through July 15, 1998, the Company maintained a stock option plan covering nonemployee directors (the "1993 Director Plan"). Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan ("1998 Director Plan"), the 1993 Director Plan was frozen. The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock. On July 1 of each year, each individual who at the time was serving as a nonemployee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock. These options became exercisable in full six months after the date of

                            UFPT Q1 1999 10-Q page 4
       grant and expire ten years from the date of grant. The exercise price was the fair market value of the common stock on the date of grant. At March 31, 1999, 55,000 options were outstanding under the 1993 Director Plan.

           Effective July 15, 1998, subject to shareholder approval, the Company adopted the 1998 Director Stock Option Incentive Plan ("1998 Director Plan") for the benefit of non-employee directors of the Company. The 1998 Director Plan provides for options for the issuance of up to 300,000 shares of common stock. These options become exercisable in full six months after the date of grant and expire ten years from the date of grant. In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan. At March 31, 1999, 9,800 options were outstanding under the 1998 Director Plan.

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

                                                                                     THREE MONTHS ENDED
                                                                               ---------------------------------

                                                                               03/31/99                03/31/98
                                                                               ---------               ---------
Weighted average common shares outstanding                                     4,770,703               4,666,354
Weighted average common equivalent shares due to stock options                   157,595                 160,706
                                                                               ---------               ---------
                                                                               4,928,298               4,827,060
                                                                               ---------               ---------
                                                                               ---------               ---------

                            UFPT Q1 1999 10-Q page 5

5)     Segment Reporting

           The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

           The Company is organized based on the nature of the products and services that it offers. Under this structure, the Company produces products within two distinct segments; Protective Packaging and Specialty Applications. Within the Protective Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics and pulp fiber to provide customers with cushion packaging for their products. Within the Specialty applications segment, the Company primarily uses cross-linked polyethylene foam to provide customers in the automotive, athletic, leisure and health and beauty industries with engineered product for numerous purposes.

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


                                                                  THREE MONTHS ENDED MARCH 31, 1999
                                                                  ---------------------------------
                                                           SPECIALTY              PACKAGING                TOTAL UFPT
                                                       -------------------      ----------------        ----------------
Sales                                               $           5,922,944              7,553,123              13,476,067
Interest expense                                                   41,650                 81,378                 123,028
Depreciation / amortization                                       112,551                433,363                 545,914
Other income                                                            0                      0                       0
Income tax                                                         71,946                131,054                 203,000
Net income                                                        103,532                187,343                 290,875
Total assets                                        $          11,159,345             19,829,388              30,988,733


                                                                  THREE MONTHS ENDED MARCH 31, 1998
                                                                  ---------------------------------
                                                           SPECIALTY              PACKAGING                TOTAL UFPT
                                                       -------------------      ----------------        ----------------
Sales                                               $           3,244,237              7,505,723              10,749,960
Interest expense                                                   35,381                108,664                 144,045
Depreciation / amortization                                        72,240                381,405                 453,645
Other income                                                            0                (33,421)                (33,421)
Income tax                                                         61,464                112,536                 174,000
Net income                                                         85,229                156,258                 241,487
Total assets                                        $           5,638,056             19,813,136              25,451,192


                            UFPT Q1 1999 10-Q page 6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     The Company's net sales increased 25.4% to $13.5 million from $10.8 million in the same period last year. The increase in sales is primarily attributable to the acquisition of Pacific Foam Technologies, Inc. in November 1998 and other internal growth in the specialty applications business segment.

     Gross profit as a percentage of sales decreased to 25.4% from 26.5%. The decline in gross margins is primarily a result of the impact of Pacific Foam Technologies.

     Selling, general and administrative expenses (SG&A) increased by 21.1% to
2.8 million. The increase is primarily attributable to the acquisition of Pacific Foam Technologies, Inc. in November 1998. As a percentage of sales, SG&A declined to 20.9% in the first of 1999 from 21.6% in the same period in 1998. The improvement reflects the efficiency gained through economies of scale when fixed G&A expenses grow at a slower rate than sales.

     Interest expense decreased by 14.6% to $123,000 despite having higher borrowings, due to the absence of interest expense associated with the company's lease in its Florida plant, which was accounted for as a capital lease in 1998 and an operating lease in 1999, as well as lower interest rates created by the utilization of LIBOR based financing.

     The Company's effective tax rate was 41.1% compared with 41.9% for the year ago period.

     Net income increased by 20.5% to $291,000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company funds its operating expenses, capital requirements and growth plan through internally generated cash, bank credit facilities and long-term capital leases.

     At March 31, 1999, the Company's working capital was approximately $2,316,000, including $682,000 of cash and cash equivalents. During the quarter ended March 31, 1999, the Company used approximately $1,271,000 to fund operating activities. The majority of these funds were used for the payment of 1998 year-end accrued liabilities such as state and federal income taxes and other accrued expenses. Net cash used in investing activities of $444,000 primarily funded the purchase of capital equipment. Net cash provided by investing activities consisted of an increase in short-term borrowings offset partially by debt service on long-term debt and capital leases.

     The Company has a $7,500,000 revolving bank loan facility, of which $6,250,000 was outstanding on March 31,1999. This facility expires on June 30, 1999. Borrowings through the credit facility are unsecured, and bear interest at LIBOR plus 1.75% or prime. In addition, at March 31, 1999, the Company had approximately $610,000 outstanding under a mortgage note and capital lease obligations of $2,178,000. At March 31, 1999, the current portion of all these obligations, including the revolving cash loan, is $7,300,000.

                            UFPT Q1 1999 10-Q page 7

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

     The Company has established a Year 2000 Compliance Committee (the "Committee") which is comprised of members of senior management, finance, MIS operations and engineering. The Committee's mandate is to design and implement a Compliance Plan that minimizes the risk of material adverse impact to the Company resulting from events triggered by the turn of the century. A Year 2000 Project Coordinator has been appointed and a comprehensive corporate-wide Year 2000 Project plan has been developed.

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

                            UFPT Q1 1999 10-Q page 8

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

     In the Monitoring phase, the Company closely observes the performance of corrected, validated and implemented systems, programs and equipment. The monitoring phase begins at implementation and will continue beyond the New Year and as long as is necessary to satisfy the Company that corrections have effectively dealt with Year 2000 concerns.

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

     The Company expects to be substantially compliant by Year 2000, but can give no assurance as to its readiness or the readiness of its key material and service providers. As a result, the Company expects to complete a Contingency Plan (the "Plan") by May 31, 1999, that will address the operating issues in the event that any of its material or service providers fail to perform as a result of the Year


                            UFPT Q1 1999 10-Q page 9

2000 problem. In addition, the Plan will address operating considerations in the event that any of the Company's internal elements fail to perform as expected. The Company can give no assurance that the Plan will be effective.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK

     The following discussion of the Company's market risk includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

         Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At March 31, 1999, the Company's cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has two debt instruments where interest is based upon the prime rate and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.


                                      * * *

                            UFPT Q1 1999 10-Q page 10

                           PART II - OTHER INFORMATION

                             UFP TECHNOLOGIES, INC.




Item 1   Legal Proceedings
           No material litigation

Item 2   Changes in Securities
           None

Item 3   Defaults Upon Senior Securities
           None

Item 4   Submission of Matters to a Vote of Security Holders
           None

Item 5   Other Information
           None

Item 6   Exhibits and Reports on Form 8-K

           (a)  Exhibits furnished:

                (27)   Financial Data Schedule

           (b) Reports on Form 8-K:

                The Company did not file a report on Form 8-K during the reporting period.


                            UFPT Q1 1999 10-Q page 11

                             UFP TECHNOLOGIES, INC.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                             UFP TECHNOLOGIES, INC.
                                  (Registrant)


May 14, 1999               /s/     R. Jeffrey Bailly
------------                   --------------------------
Date                          R. Jeffrey Bailly
                              President, Chief Executive
                              Officer and Director



May 14, 1999               /s/     Ronald J. Lataille
------------                  --------------------------
Date                          Ronald J. Lataille
                              Vice President, Treasurer and
                              Chief Financial Officer




                            UFPT Q1 1999 10-Q page 12