Form 10-Q
period 1999-06-30
UFP TECHNOLOGIES INC
filed 1999-08-13
CIK 914156

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended     JUNE 30, 1999
                                       -------------

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


          172 EAST MAIN STREET, GEORGETOWN, MASSACHUSETTS 01833 -- USA (Address of principal executive offices) (Zip Code)


                                 (978) 352-2200
              (Registrant's telephone number, including area code)


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

Yes   X      No
    ----        ----

As of August 9, 1999, 4,844,687 shares of registrant's Common Stock, $.01 par value, were outstanding.

                             UFP TECHNOLOGIES, INC.

                                      INDEX

                                                                                             Page

PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets......................................1
                     June 30, 1999 and December 31, 1998

                     Consolidated Statements of Operations......................................2
                     Three Months and Six Months Ended
                     June 30, 1999 and 1998

                     Consolidated Statements of Cash Flows......................................3
                     Six Months Ended June 30, 1999 and 1998

                     Notes to Consolidated Financial Statements.................................4

     Item 2.   Management's Discussion and Analysis of Financial ...............................8
                   Condition and Results of Operations

     Item 3   Quantitative and Qualitative Disclosure about Market Risk .......................12

PART II - OTHER INFORMATION....................................................................13

SIGNATURES.....................................................................................14

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             UFP TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  30-JUN-99              31-DEC-98
                                                                           -----------------      -----------------
ASSETS                                                                           (Unaudited)              (Audited)

Current assets
   Cash and cash equivalents                                             $          508,529     $          512,356
   Receivables, net                                                               9,150,442              7,867,647
   Inventories                                                                    4,852,452              4,091,770
   Prepaid expenses and other current assets                                        598,239                688,191
                                                                           -----------------      -----------------
      Total current assets                                                       15,109,662             13,159,964
                                                                           -----------------      -----------------
Property, plant and equipment                                                    21,173,594             20,025,618
   Less accumulated depreciation and amortization                               (10,028,227)            (9,086,763)
                                                                           -----------------      -----------------
      Net property, plant and equipment                                          11,145,367             10,938,855
                                                                           -----------------      -----------------
Goodwill, net                                                                     4,572,013              4,711,463
Other assets                                                                      1,095,076              1,138,560
                                                                           -----------------      -----------------
   Total assets                                                          $       31,922,118     $       29,948,842
                                                                           -----------------      -----------------
                                                                           -----------------      -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                         $        6,300,000     $        4,150,000
   Current installments of long-term debt                                            61,802                 59,411
   Current installments of capital lease obligations                                935,601                851,042
   Accounts payable                                                               2,576,577              2,589,492
   Accrued expenses and payroll withholdings                                      2,819,485              3,410,929
                                                                           -----------------      -----------------
      Total current liabilities                                                  12,693,465             11,060,874
Long-term debt, excluding current installments                                      538,935                568,678
Capital lease obligations, excluding current installments                         1,028,362              1,554,647
Retirement and other liabilities                                                    864,867                869,218
                                                                           -----------------      -----------------
      Total liabilities                                                          15,125,629             14,053,417
                                                                           -----------------      -----------------
Stockholders' equity
Preferred stock.  $.01 value.  Authorized 1,000,000;
   no shares issued or outstanding.                                                        0                      0
Common stock.  $0.01 value.  Authorized 20,000,000;
   issued and outstanding 4,827,436 at June 30, 1999, and
4,707,354 at December 31, 1998.                                                       48,447                 47,074
Additional paid-in capital                                                         9,781,359              9,613,859
Retained earnings                                                                  6,966,683              6,234,492
                                                                           -----------------      -----------------
      Total stockholders equity                                                   16,796,489             15,895,425
                                                                           -----------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $        31,922,118     $       29,948,842
                                                                           -----------------      -----------------
                                                                           -----------------      -----------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

--------------------------------------------------------------------------------
UFP Technologies, Inc.              Q2 1999 10-Q                         1 of 14

                             UFP TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                 30-JUN-99           30-JUN-98           30-JUN-99           30-JUN-98
                                                 ---------           ---------           ---------           ---------

Net sales                                   $      14,894,287          11,318,065          28,370,354          22,068,025
Cost of sales                                      11,200,181           8,169,212          21,250,013          16,074,464
                                              ----------------    ----------------    ----------------    ----------------
   Gross profit                                     3,694,106           3,148,853           7,120,341           5,993,561
Selling, general and
administrative expenses                             2,770,614           2,392,644           5,579,946           4,711,240
                                              ----------------    ----------------    ----------------    ----------------
   Operating income                                   923,492             756,209           1,540,395           1,282,321
Interest expense                                      190,376             134,839             313,404             278,884
Other (income)                                               -             (2,494)                   -            (35,914)
                                              ----------------    ----------------    ----------------    ----------------
   Income before income taxes                         733,116             623,864           1,226,991           1,039,351
Income taxes                                          291,800             256,000             494,800             430,000
                                              ----------------    ----------------    ----------------    ----------------
   Net income                               $         441,316             367,864             732,191             609,351
                                              ----------------    ----------------    ----------------    ----------------
                                              ----------------    ----------------    ----------------    ----------------

Basic net income per share                  $            0.09                0.08                0.15                0.13
Diluted net income per share                $            0.09                0.08                0.15                0.13

Weighted average number of shares used in computation of per share data:

   Basic                                            4,810,883           4,677,354           4,790,904           4,671,854
   Diluted                                          5,007,285           4,888,265           4,967,843           4,857,922


The accompanying notes are an integral part of these consolidated financial statements






--------------------------------------------------------------------------------
UFP Technologies, Inc.              Q2 1999 10-Q                         2 of 14

                             UFP TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                              30-JUN-99               30-JUN-98
                                                                      ---------------------   ------------------

Cash flows from operating activities:
 Net income                                                         $              732,191   $          609,351
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                  1,088,144              907,292
  Equity in net income (loss) of unconsolidated affiliate and
  partnership                                                                            -              (17,984)
  Deferred income taxes                                                                  -                  523
  Stock issued in lieu of compensation                                             168,000               44,000
  Changes in operating assets and liabilities:
   Receivables, net                                                             (1,282,795)               6,362
   Inventories                                                                    (760,682)            (319,096)
   Prepaid expenses and other current assets                                        89,628               64,502
   Accounts payable                                                                (12,915)             266,409
   Accrued expenses and payroll withholdings                                      (591,444)              65,717
   Retirement and other liabilities                                                 (4,351)             130,000
                                                                      ---------------------   ------------------
Net cash provided by operating activities                                         (574,224)           1,757,076
Cash flows from investing activities:
 Additions to property, plant and equipment                                     (1,147,976)            (653,567)
 Payments from affiliated companies                                                 17,314                    -
 Change in other assets                                                             19,265               59,379
                                                                      ---------------------   ------------------
Net cash used in investing activities                                           (1,111,397)            (594,188)
Cash flows from financing activities:
 Net borrowings under notes payable                                              2,150,000                    -
 Principal repayments of long-term debt                                            (27,352)             (82,770)
 Principal repayments of capital lease obligations                                (441,726)            (433,254)
 Net proceeds from sale of common stock                                                872                    -
                                                                      ---------------------   ------------------
Net cash provided by financing activities                                        1,681,794             (516,024)
                                                                      ---------------------   ------------------
Net change in cash and cash equivalents                                             (3,827)             646,864

Cash and cash equivalents, at beginning of period                                  512,356              233,452
                                                                      ---------------------   ------------------
Cash and cash equivalents, at end of period                                        508,529              880,316
                                                                      ---------------------   ------------------
                                                                      ---------------------   ------------------



The accompanying notes are an integral part of these consolidated financial statements.




--------------------------------------------------------------------------------
UFP Technologies, Inc.                Q2 1999 10-Q                       3 of 14

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

           The condensed consolidated balance sheet as of June 30, 1999, the consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

           The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

(2)    Inventory

           Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                        30-JUN-99                    31 DEC-98
                                                        ---------                    ---------
           Raw materials                         $      3,093,660           $         2,634,482
           Work-in-process                                742,184                       504,489
           Finished goods                               1,016,608                       952,799
                                                        ---------                    ----------
           Total inventory                              4,852,452                     4,091,770
                                                        ---------                    ----------
                                                        ---------                    ----------

           Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.





--------------------------------------------------------------------------------
UFP Technologies, Inc.                   Q2 1999 10-Q                    4 of 14

(3)    Common Stock
           At December 31, 1998, 775,000 options were outstanding under the Company's 1993 Employee Stock Option Plan ("1993 Plan"). The purpose of these options is to provide long-term rewards and incentives to the Company's key employees and officers. In the first six months of 1999, 54,444 options were issued, 135,250 options were exercised, and 148,000 options expired under the 1993 Plan. At June 30, 1999, 546,194 options were outstanding under the plan.

           Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the "1993 Director Plan"). Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan ("1998 Director Plan"), the 1993 Director Plan was frozen. The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock. On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock. These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant. The exercise price was the fair market value of the common stock on the date of grant. At June 30, 1999, 55,000 options were outstanding under the 1993 Director Plan.

           Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan ("1998 Director Plan") for the benefit of non-employee directors of the Company. The 1998 Director Plan provides for options for the issuance of up to 300,000 shares of common stock. These options become exercisable in full six months after the date of grant and expire ten years from the date of grant. In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan. In the first six months of 1999, 23,400 options were issued. At June 30, 1999, 33,200 options were outstanding under the 1998 Director Plan.

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



--------------------------------------------------------------------------------
UFP Technologies, Inc.                    Q2 1999 10-Q                   5 of 14

(4)    Earnings per share

           The Company has adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period. The weighted average number of shares used to compute diluted income per share consisted of the following:

                                                         Three Months Ended                    Six Months Ended
                                                      30-Jun-99          30-Jun-98          30-Jun-99         30-Jun-98
                                                  ---------------------------------    ---------------------------------

Weighted average common shares
outstanding                                           4,810,883          4,677,354          4,790,904         4,671,854
Weighted average common equivalent
shares due to stock oprtions                            196,402            210,911            176,939           186,068
                                                  --------------    ---------------    ---------------   ---------------
                                                      5,007,285          4,888,265          4,967,843         4,857,922
                                                  --------------    ---------------    ---------------   ---------------


5)     Segment Reporting

           The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

           The Company is organized based on the nature of the products and services that it offers. Under this structure, the Company produces products within two distinct segments: Protective Packaging and Specialty Applications. Within the Protective Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics and pulp fiber to provide customers with cushion packaging for their products. Within the Specialty Applications segment, the Company primarily uses cross-linked polyethylene foam to provide customers in the automotive, athletic, leisure and health and beauty industries with engineered product for numerous purposes.

           The accounting policies of the segments are the same as those described in Note 1 of the Company's annual report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission. The Company evaluates the performance of its operating segment based on net income.

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




--------------------------------------------------------------------------------
UFP Technologies, Inc.               Q2 1999 10-Q                        6 of 14


                                                     Three Months Ended June 30, 1999
                                              Specialty              Packaging              Total UFPT
                                         --------------------    -------------------    --------------------
Net sales                              $           6,035,232   $          8,859,055   $          14,894,287
Net income                                            37,458                403,858                 441,316


                                                     Three Months Ended June 30, 1998
                                              Specialty              Packaging              Total UFPT
                                         --------------------    -------------------    --------------------
Net sales                              $           3,244,544   $          8,073,521   $          11,318,065
Net income                                            89,657                278,207                 367,864


                                                     Six Months Ended June 30, 1999
                                              Specialty              Packaging              Total UFPT
                                         --------------------    -------------------    --------------------
Net sales                              $          11,958,176   $         16,412,178   $          28,370,354
Net income                                           140,990                591,201                 732,191


                                                     Six Months Ended June 30, 1998
                                              Specialty              Packaging              Total UFPT
                                         --------------------    -------------------    --------------------
Net sales                              $           6,488,781   $         15,579,244   $          22,068,025
Net income                                           174,886                434,465                 609,351




--------------------------------------------------------------------------------
UFP Technologies, Inc.                 Q2 1999 10-Q                      7 of 14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NET SALES

      Net sales for the three-month period ended June 30, 1999, were $14.9 million or 32% above sales of $11.3 million in the same period last year. Sales for the six-month period ended June 30, 1999, were $28.4 million or 29% higher than sales of $22.1 million in 1998. The sales increases primarily reflect the contribution of Pacific Foam as well as internal growth fueled by targeted markets within the Specialty Products group. The Company acquired Pacific Foam, a manufacturer of specialty foam products for the health and beauty industry, in November 1998.

GROSS PROFIT

      Gross Profit as a percentage of sales declined in both the three- and six-month periods ended June 30, 1999, from 27.8% and 27.2% to 24.8% and 25.1%, respectively. The declines were caused by the cost of integrating Pacific Foam as well as continued investments in long-term programs within the automotive industry.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

      Selling, General and Administrative expenses ("SG&A") for the three-month period ended June 30, 1999, were $2,771,000 or 15.8% higher than SG&A of $2,393,000 in the same period a year ago. SG&A for the six-month period ended June 30, 1999, was $5,580,000 or 18.4% higher than SG&A of $4,711,000 last year.
Both increases are primarily attributable to the incremental SG&A of Pacific Foam. SG&A expenses as a percentage of sales declined to 18.6% and 19.7% from 21.1% and 21.4% in the three- and six-month periods ended June 30, 1999 and June 30, 1998, respectively. The improvements are primarily attributable to the economies of scale achieved as the result of the Company's sales growth.

OTHER

      Interest expense for the three-month periods ended June 30, 1999 and 1998, were $190,000 and $135,000, respectively. Interest for the six-month periods ended June 30, 1999 and 1998, were $313,000 and $279,000, respectively. The increase in both periods is primarily attributable to higher average borrowings associated with the financing of the Pacific Foam acquisition.

      The Company's effective tax rate for the three-month periods ended June 30, 1999 and 1998, was 39.8% and 41.0%, respectively. The effective tax rate for the six-month period ended June 30, 1999 and 1998, was 40.3% and 41.4%, respectively.





--------------------------------------------------------------------------------
UFP Technologies, Inc.                   Q2 1999 10-Q                    8 of 14

LIQUIDITY AND CAPITAL RESOURCES

      The Company funds its operating expenses, capital requirements and growth plan through internally generated cash, bank credit facilities and long-term capital leases.

      At June 30, 1999 and December 31, 1998, the Company's working capital was approximately $2,416,000 and $2,099,090, respectively. The increase in working capital was primarily attributable to an increase in receivables of approximately $1,283,000. During the six-month period ended June 30, 1999, operating activities of the Company used approximately $574,000 in cash. During the six-month period ended June 30, 1998, operating activities of the Company provided approximately $1,757,000 in cash. The decrease was primarily attributable to an increase in receivables as well as a larger pay-down of accrued expenses and tax liabilities. Net cash used in investing activities during the six-month periods ended June 30, 1999 and 1998, was approximately $1,111,000 and $594,000, respectively. The primary use of funds for investing activities in the current six-month period was to purchase machinery and equipment used in the manufacturing process. Net cash provided by financing activities for the six-month period ended June 30, 1999 was approximately $1,682,000 compared to cash used by financing activities of approximately $516,000 in 1998. The change reflects differences in net borrowing activity between the two periods primarily as a result of working capital requirements in the period ended June 30, 1999.

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

      The Company has a $7,500,000 revolving bank loan facility, of which $6,300,000 was outstanding at June 30, 1999. This facility expires on August 31, 1999. Borrowings through this credit facility are unsecured, and bear interest at LIBOR plus 1.75% or prime. The Company is in the process of obtaining a new credit facility for a three-year term. In addition, at June 30, 1999, the Company had capitalized equipment lease debt and other notes payable of approximately $2,565,000. At June 30, 1999 the current portion of all debt obligations was $7,297,000.

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




--------------------------------------------------------------------------------
UFP Technologies, Inc.                 Q2 1999 10-Q                      9 of 14

YEAR 2000 READINESS DISCLOSURE

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

     In the Correction phase, the Company repairs or replaces those items that are noncompliant. The Company is in the process of implementing new financial and manufacturing software ("New Software") throughout all of its plants that is Year 2000 compliant and should result in substantial compliance within the computer hardware and software element. At this time, the Company expects




--------------------------------------------------------------------------------
UFP Technologies, Inc.                 Q2 1999 10-Q                     10 of 14
the correction of business critical computer hardware and software to be completed by October 31, 1999. The correction of business critical manufacturing equipment and facility systems and equipment is expected to be completed by September 30, 1999.

     In the Validation phase, the Company confirms that corrections have resulted in bringing specific systems, programs or equipment into Year 2000 compliance. The validation of specific components will occur as each component is corrected.

     In the Implementation phase, the Company integrates validated systems, programs and equipment into the business environment. The implementation of specific components will be conducted as each component is validated. The Company expects that validation and implementation of business critical manufacturing equipment and facility systems will be completed by October 31, 1999 and that validation and implementation of business critical computer hardware and software will be completed by November 30, 1999.

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

     The Company expects to be substantially compliant by Year 2000, but can give no assurance as to its readiness or the readiness of its key material and service providers. As a result, the Company expects to complete a Contingency Plan (the "Plan") by August 31, 1999, that will address the operating issues in the event that any of its material or service providers fail to perform as a result of



--------------------------------------------------------------------------------
UFP Technologies, Inc.                Q2 1999 10-Q                      11 of 14
the Year 2000 problem. In addition, the Plan will address operating considerations in the event that any of the Company's internal elements fail to perform as expected. The Company can give no assurance that the Plan will be effective.

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


ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discussion of the Company's market risk includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At June 30, 1999, the Company's cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has debt instruments where interest is based upon the prime rate and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.


                                    * * * * *




--------------------------------------------------------------------------------
UFP Technologies, Inc.                 Q2 1999 10-Q                     12 of 14

PART II - OTHER INFORMATION

                             UFP TECHNOLOGIES, INC.

Item 1   Legal Proceedings:     No material litigation.

Item 2   Changes in Securities:     None

Item 3   Defaults Upon Senior Securities:     None

Item 4   Submission of Matters to a Vote of Security Holders.

          The Company held its Annual Meeting of Stockholders on June 9, 1999. There were three proposals before the stockholders at the Annual Meeting. First, the stockholders elected the members of the Board of Directors of the Company. The votes for such matter were as follows:


               NOMINEE                           FOR               WITHHELD
               -------                           ---               --------
               R. Jeffrey Bailly             4,405,987             55,775
               William H. Shaw               4,405,987             55,775
               Richard L. Bailly             4,405,987             55,775
               William C. Curry              4,405,987             55,775
               Kenneth L. Gestal             4,405,987             55,775
               Peter R. Worrell              4,405,987             55,775
               Michael J. Ross               4,405,787             55,975

          There were no abstentions nor broker nonvotes in connection with the election of Directors. Second, the stockholders approved the amendment of the Company's Certificate of Incorporation to create a classified Board of Directors and make certain related changes by a vote of 3,116,605 for and 395,258 against. There were 182,000 abstentions and no broker nonvotes for the proposal. Third, the stockholders approved the adoption of the Company's 1998 Director Stock Incentive Plan by a vote of 4,096,826 for and 130,647 against. There were 234,289 abstentions and no broker nonvotes for the proposal.

Item 5   Other Information:     None

Item 6   Exhibits and Reports on Form 8-K.

                (a)  Exhibits furnished:

                      (27)      Financial Data Schedule

                (b)  Reports on Form 8-K:

                     The Company did not file a report on Form 8-K for the reporting period.






--------------------------------------------------------------------------------
UFP Technologies, Inc.                 Q2 1999 10-Q                     13 of 14

                             UFP TECHNOLOGIES, INC.

                                   SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                          UFP TECHNOLOGIES, INC.
                              (Registrant)


August 13, 1999           /s/   R. Jeffrey Bailly
                          --------------------------------------------------
Date                      R. Jeffrey Bailly
                          President, Chief Executive Officer
                          and Director

August 13, 1999           /s/   Ronald J. Lataille
                          --------------------------------------------------
Date                      Ronald J. Lataille
                          Vice President, Treasurer, and Chief Financial Officer






--------------------------------------------------------------------------------
UFP Technologies, Inc.                 Q2 1999 10-Q                     14 of 14