Form 10-Q
period 1999-09-30
UFP TECHNOLOGIES INC
filed 1999-11-15
CIK 914156

                                   FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended  SEPTEMBER 30, 1999
                                      ------------------

                                      or:

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

Commission File Number:        0-20967
                               -------

                              UFP TECHNOLOGIES, INC.
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

              DELAWARE                                   04-2314970
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

             172 EAST MAIN STREET, GEORGETOWN, MASSACHUSETTS 01833 -- USA
             ------------------------------------------------------------
                 (Address of principal executive offices) (Zip Code)

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

As of November 8, 1999, 4,859,632 shares of registrant's Common Stock, $.01 par value, were outstanding.

                             UFP TECHNOLOGIES, INC.

                                      INDEX

                                                                                               Page
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets......................................1
                     September 30, 1999 and December 31, 1998

                     Consolidated Statements of Operations......................................2
                     Three Months and Nine Months Ended
                     September 30, 1999 and 1998

                     Consolidated Statements of Cash Flows......................................3
                     Nine Months Ended September 30, 1999 and 1998

                     Notes to Consolidated Financial Statements.................................4

     Item 2.   Management's Discussion and Analysis of Financial ...............................8
                   Condition and Results of Operations

     Item 3    Quantitative and Qualitative Disclosure about Market Risk ......................11

PART II - OTHER INFORMATION....................................................................12

SIGNATURES ....................................................................................13


PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           UFP TECHNOLOGIES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    30-SEP-99              31-DEC-98
                                                                           -------------------      -----------------
ASSETS                                                                            (Unaudited)              (Audited)
Current assets
   Cash and cash equivalents                                               $          321,864       $        512,356
   Accounts receivable                                                              9,200,597              7,867,647
   Inventories                                                                      5,248,533              4,091,770
   Prepaid expenses and other current assets                                          630,155                688,191
                                                                           -------------------      -----------------
      Total current assets                                                         15,401,149             13,159,964
                                                                           -------------------      -----------------
Property, plant and equipment                                                      21,751,372             20,025,618
   Less accumulated depreciation and amortization                                (10,493,777)            (9,086,763)
                                                                           -------------------      -----------------
      Net property, plant and equipment                                            11,257,595             10,938,855
                                                                           -------------------      -----------------
Goodwill, net                                                                       4,500,539              4,711,463
Other assets                                                                        1,087,359              1,138,560
                                                                           -------------------      -----------------
   Total assets                                                            $       32,246,642       $     29,948,842
                                                                           ===================      =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                           $        6,319,548       $      4,150,000
   Current installments of long-term debt                                              62,959                 59,411
   Current installments of capital lease obligations                                1,036,324                851,042
   Accounts payable                                                                 2,181,725              2,589,492
   Accrued expenses and payroll withholdings                                        3,543,905              3,410,929
                                                                           -------------------      -----------------
      Total current liabilities                                                    13,144,461             11,060,874
Long-term debt, excluding current installments                                        523,601                568,678
Capital lease obligations, excluding current installments                             716,121              1,554,647
Retirement and other liabilities                                                      765,509                869,218
                                                                           -------------------      -----------------
      Total liabilities                                                            15,149,692             14,053,417
                                                                           -------------------      -----------------
Stockholders' equity
  Preferred stock.  $.01 value.  Authorized 1,000,000;
  no shares issued or outstanding.
  Common stock.  $0.01 value.  Authorized 20,000,000; issued and outstanding 4,844,632 at September 30, 1999, and 4,707,354 at
  December 31, 1998.                                                                   48,447                 47,074
   Additional paid-in capital                                                       9,781,358              9,613,859
   Retained earnings                                                                7,267,145              6,234,492
                                                                           -------------------      -----------------
      Total stockholders equity                                                    17,096,950             15,895,425
                                                                           -------------------      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $       32,246,642       $     29,948,842
                                                                           ===================      =================

           The accompanying notes are an integral part of these condensed consolidated financial statements.

-------------------------------------------------------------------------------
UFP Technologies, Inc.          Q3 1999 10-Q                            1 of 13

                             UFP TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                   30-SEP-99           30-SEP-98           30-SEP-99           30-SEP-98
                                                   ---------           ---------           ---------           ---------
Net sales                                     $    14,439,589          12,661,734          42,809,943          34,729,759
Cost of sales                                      10,920,052           9,143,693          32,170,066          25,218,157
                                              ----------------    ----------------    ----------------    ---------------
   Gross profit                                     3,519,537           3,518,041          10,639,877           9,511,602
Selling, general and
administrative expenses                             2,856,526           2,572,460           8,436,471           7,283,700
                                              ----------------    ----------------    ----------------    ---------------
   Operating income                                   663,011             945,581           2,203,406           2,227,902
Interest expense                                      162,967             125,106             476,371             403,990
Other income                                             (840)             (6,751)               (840)            (42,665)
                                              ----------------    ----------------    ----------------    ---------------
   Income before income taxes                         500,884             827,226           1,727,875           1,866,577
Income taxes                                          200,423             335,000             695,223             765,000
                                              ----------------    ----------------    ----------------    ---------------
   Net income                                 $       300,461             492,226           1,032,652           1,101,577
                                              ================    ================    ================    ===============

Basic net income per share                    $          0.06                0.10                0.21                0.24
Diluted net income per share                  $          0.06                0.10                0.21                0.23

Weighted average number of shares used in computation of per share data:
   Basic                                            4,844,632           4,688,441           4,808,871           4,675,590
   Diluted                                          4,904,751           4,786,905           4,918,295           4,832,057


                 The accompanying notes are an integral part of these
                         consolidated financial statements

-------------------------------------------------------------------------------
UFP Technologies, Inc.          Q3 1999 10-Q                            2 of 13

                               TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    NINE MONTHS ENDED
                                                                                         30-SEP-99                  30-SEP-98
                                                                                    ---------------------   ------------------
Cash flows from operating activities:
  Net income                                                                        $         1,032,652      $      1,101,577
  Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                                             1,628,738             1,361,881
    Equity in net income (loss) of unconsolidated affiliate
    and partnership                                                                                   -               (17,984)
    Deferred income taxes                                                                             -                   523
    Stock issued in lieu of compensation                                                        168,000                44,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                                    (1,332,950)             (942,758)
      Inventories                                                                            (1,156,763)             (178,367)
      Prepaid expenses and other current assets                                                  57,712                67,493
      Accounts payable                                                                         (407,767)              366,612
      Accrued expenses and payroll withholdings                                                 132,976               797,574
      Retirement and other liabilities                                                         (103,801)              145,000
                                                                                    ---------------------   ------------------
Net cash provided by operating activities                                                        18,797             2,745,551

Cash flows from investing activities:
  Additions to property, plant and equipment                                                 (1,725,754)             (950,160)
  Payments from affiliates                                                                       21,430                     -
  Change in other assets                                                                         19,388               108,689
                                                                                    ---------------------   ------------------
Net cash used in investing activities                                                        (1,684,936)             (841,471)
Cash flows from financing activities:
  Net borrowings (repayments) under notes payable                                             2,169,548              (900,000)
  Principal repayments of long-term debt                                                        (41,529)              (95,393)
  Principal repayments of capital lease obligations                                            (653,244)             (653,575)
  Net proceeds from sale of common stock                                                            872                71,249
                                                                                    ---------------------   ------------------
Net cash provided by (used in) financing activities                                           1,475,647            (1,577,719)
                                                                                    ---------------------   ------------------
Net change in cash and cash equivalents                                                        (190,492)              326,361
Cash and cash equivalents, at beginning of period                                               512,356               233,452
                                                                                    ---------------------   ------------------
Cash and cash equivalents, at end of period                                                     321,864               559,813
                                                                                    =====================   ==================

               The accompanying notes are an integral part of these
                        consolidated financial statements

-------------------------------------------------------------------------------
UFP Technologies, Inc.          Q3 1999 10-Q                            3 of 13

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

           The condensed consolidated balance sheet as of September 30, 1999, the consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

           The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999.

(2)    Inventory

           Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                            30-SEP-99            31-DEC-98
                                            ---------            ---------
           Raw materials                 $  3,222,099         $  2,634,482
           Work-in-process                    759,854              504,489
           Finished goods                   1,266,580              952,799
                                            ---------           ----------
           Total inventory                  5,248,533            4,091,770
                                            =========           ==========

           Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

-------------------------------------------------------------------------------
UFP Technologies, Inc.          Q3 1999 10-Q                            4 of 13

(3)    Common Stock

           At December 31, 1998, 775,000 options were outstanding under the Company's 1993 Employee Stock Option Plan ("1993 Plan"). The purpose of these options is to provide long-term rewards and incentives to the Company's key employees and officers. In the first nine months of 1999, 54,444 options were issued, 135,250 options were exercised, and 148,000 options expired under the 1993 Plan. At September 30, 1999, 546,194 options were outstanding under the plan.

           Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the "1993 Director Plan"). Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan ("1998 Director Plan"), the 1993 Director Plan was frozen. The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock. On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock. These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant. The exercise price was the fair market value of the common stock on the date of grant. At September 30, 1999, 55,000 options were outstanding under the 1993 Director Plan.

           Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan ("1998 Director Plan") for the benefit of non-employee directors of the Company. The 1998 Director Plan provides for options for the issuance of up to 300,000 shares of common stock. These options become exercisable in full six months after the date of grant and expire ten years from the date of grant. In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan. In the first nine months of 1999, 38,400 options were issued. At September 30, 1999, 48,200 options were outstanding under the 1998 Director Plan.

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

-------------------------------------------------------------------------------
UFP Technologies, Inc.          Q3 1999 10-Q                            5 of 13

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

                                                   Three Months Ended                   Nine Months Ended
                                                30-Sep-99          30-Sep-98          30-Sep-99         30-Sep-98
                                            ---------------------------------    ---------------------------------

Weighted average common shares
outstanding                                     4,844,632          4,688,441          4,808,871         4,675,590
Weighted average common equivalent
shares due to stock options                        60,119             98,464            109,424           156,467
                                            --------------    ---------------    ---------------   ---------------
                                                4,904,751          4,786,905          4,918,295         4,832,057
                                            ==============    ===============    ===============   ===============


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

-------------------------------------------------------------------------------
UFP Technologies, Inc.          Q3 1999 10-Q                            6 of 13

                                                       THREE MONTHS ENDED SEPTEMBER 30, 1999
                                         -------------------------------------------------------------------
                                              Specialty              Packaging              Total UFPT
                                         --------------------    -------------------    --------------------
Net sales                                $         6,241,608     $        8,197,981     $        14,439,589
Net income                                           (42,236)               342,697                 300,461




                                                       THREE MONTHS ENDED SEPTEMBER 30, 1998
                                         -------------------------------------------------------------------
                                              Specialty              Packaging              Total UFPT
                                         --------------------    -------------------    --------------------
Net sales                                $         3,610,302     $        9,051,432     $        12,661,734
Net income                                            89,442                402,784                 492,226



                                                       NINE MONTHS ENDED SEPTEMBER 30, 1999
                                         -------------------------------------------------------------------
                                              Specialty              Packaging              Total UFPT
                                         --------------------    -------------------    --------------------
Net sales                                $        18,199,784     $       24,610,159     $        42,809,943
Net income                                            98,754                933,898               1,032,652


                                                          NINE MONTHS ENDED JUNE 30, 1998
                                         -------------------------------------------------------------------
                                              Specialty              Packaging              Total UFPT
                                         --------------------    -------------------    --------------------
Net sales                                $        10,099,083     $       24,630,676     $        34,729,759
Net income                                           264,328                837,249               1,101,577


-------------------------------------------------------------------------------
UFP Technologies, Inc.          Q3 1999 10-Q                            7 of 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales

       Net sales for the three-month period ended September 30, 1999, were $14.4 million or 14.0% above sales of $12.7 million in the same period last year. Sales for the nine-month period ended September 30, 1999, increased 23.3% to $42.8 million from $34.7 million last year. The increases in sales are attributable to sales growth within the company's specialty segment primarily due to the acquisition of Pacific Foam in December 1998, partially offset by reductions in sales within the company's packaging segment primarily as a result of the completion of a large program from one of the company's customers.

Gross Profit

       Gross profit as a percentage of sales (gross margin) decreased in both the three- and nine-month periods ended September 30, 1999, over the respective periods last year. Gross margins for the three-month periods ended September 30, 1999 and 1998, were 24.4% and 27.8%, respectively. Gross margins were 24.9% and 27.4% for the respective nine-month periods. The decreases in gross margin are attributable to the Company's continued investment in programs within the specialty products segment.

Selling, General and Administrative Expenses

       Selling, General and Administrative expenses ("SG&A") were $2.9 million, or 19.8% of sales, for the three-month period ended September 30, 1999, compared to $2.6 million, or 20.3% of sales, in the same period a year ago. For the nine-month period ended September 30, 1999, SG&A expenses were $8.4 million, or 19.7% of sales, compared to $7.3 million, or 21.0% of sales, in the same period a year ago. The increases in SG&A primarily result from SG&A of Pacific Foam. The decreases in SG&A as a percentage of sales result from economies of scale achieved with sales growth.

Other

       Interest expense for the three-month period ended September 30, 1999, increased to $163,000 from $125,000 in the comparable last year period. For the nine-month period ended September 30, 1999, interest expense increased to $476,000 from $404,000 for the same period last year. The increase in both periods is primarily due to higher average borrowings due to the financing of the acquisition of Pacific Foam.

       The Company's effective tax rates for the three and nine-month periods ended September 30, 1999, were 40.0% and 40.2% compared to 40.5% and 41.0% for the respective periods last year.

Liquidity and Capital Resources

       The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

-------------------------------------------------------------------------------
UFP Technologies, Inc.          Q3 1999 10-Q                            8 of 13

       At September 30, 1999 and December 31, 1998, the Company's working capital was approximately $2,257,000 and $2,099,000 respectively. During the nine-month period ended September 30, 1999, operations provided cash of $19,000 compared to $2,746,000 in the same period last year. The decrease in cash is primarily a result of higher inventory levels as well as a decrease in accounts payable during the current period compared to an increase in accounts payable in the same period last year. Cash used for investing activities of $1,684,000 primarily reflect purchases of machinery and equipment for production purposes as well as a continued investment in new computer equipment and systems.

       Net cash provided by financing activities for the nine-month period ended September 30, 1999, was approximately $1,476,000 compared to cash used in financing activities of approximately $1,578,000 in the same period last year. The change is due to the financing of working capital requirements as well as higher capital expenditures.

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

       The Company has an $8,000,000 revolving bank loan facility, of which $6,320,000 was outstanding on September 30, 1999. Borrowings through this credit facility are unsecured, and bear interest at LIBOR plus 1.25% or prime. In addition the Company has a $10,000,000 acquisition line of credit of which no amounts were outstanding at September 30, 1999. At September 30, 1999, the Company had capital lease obligations and other notes payable of approximately $1,752,000 and $587,000, respectively. At September 30, 1999, the current portion of all debt, including the revolving bank loan, was approximately $7,419,000.

       The Company believes that its existing resources, including its revolving loan facility and acquisition line of credit, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months. However, there can be no assurances that such financing will be available at favorable terms, if at all.

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

-------------------------------------------------------------------------------
UFP Technologies, Inc.          Q3 1999 10-Q                            9 of 13

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

       The approach for minimizing risk of noncompliance within each of these elements includes four distinct phases: Inventory, Assessment, Conversion and Implementation. In the Inventory phase the Company identifies the items within each of the three previously defined elements. The Company has substantially completed this phase. The Assessment phase includes identifying which of the items in the inventory are non-compliant. The items in Inventory are assessed in an order of priority based upon the Committee's opinion of their relative importance to the Company's operations. The Company has completed the assessment phase for many of the items in the computer hardware and software and the manufacturing equipment elements. The Company is still in the process of assessing the compliance status of some of its building equipment.

       In the Conversion phase the Company repairs or replaces those items that are non-compliant. The Company is in the process of implementing new financial and manufacturing software ("New Software") throughout all of its plants that is Year 2000 compliant which should result in substantial compliance within the computer hardware and software element. The Company has not yet identified a manufacturing machine that is not Year 2000 compliant. In the Implementation phase, the Company plans to put into operation repaired or new devices that are Year 2000 compliant. At this time, the Company expects the implementation of the new software systems and their related hardware platforms as well as upgrades to existing systems and platforms to extend into the fourth quarter of 1999. The company cannot assure that it will fully complete the implementation phase by the beginning of the year 2000, which could materially adversely affect the company's business and financial condition.

       Independent of its own internal elements, the Company is dependent upon the customers who order its products and upon numerous third parties who supply various items including materials, supplies, services, utilities and other items the Company uses in the ordinary course of business. Included within these third parties is a group of several key foam raw material suppliers that collectively supply a significant portion of the Company's foam used in production. The Company is in the process of evaluating the compliance status of its customers and third party suppliers. However, the Company may not ever be able to estimate the nature or extent of any potential adverse impact

-------------------------------------------------------------------------------
UFP Technologies, Inc.          Q3 1999 10-Q                            10 of 13
resulting from the failure of third parties, such as its suppliers, service providers and customers, to achieve Year 2000 compliance. Moreover, such third parties, even if Year 2000 compliant, could experience difficulties resulting from Year 2000 issues relating to their suppliers, service providers and customers. As a result, although the Company does not currently anticipate that it will experience any significant shipment delays from its major suppliers or any major sales delays from its major customers due to Year 2000 issues, the Company cannot provide any assurance that these third parties will not experience Year 2000 problems or that any may have a material adverse effect on the Company's business, results of operations and financial condition.

       The Company has included the cost of the new software in its financial plan for 1999 and 2000. The software and hardware costs will be capitalized and depreciated in compliance with the Company's capitalization policy. Although the decision to implement the New Software potentially resolves the Year 2000 problem for the majority of the Company's computer applications, it was made for operating reasons and is considered normal capital expenditures. As a result, the Company does not expect to incur material costs above and beyond the cost of implementing the New Software.

       The Company expects to be substantially compliant by the Year 2000, but can give no assurance as to the readiness of its key material and service providers. As a result, the Company expects to complete a Contingency Plan (the "Plan") that will address the operating issues in the event that any of its material or service providers fail to perform as a result of a Year 2000 problem. In addition, the Plan will address operating considerations in the event that any of the Company's internal elements fail to perform as expected. The Company can give no assurance that the Plan will be effective.

       To the extent that the Company does not identify or properly address any material non-compliant systems or equipment operated by the Company or by third parties, such as the Company's suppliers, service providers and customers, the most reasonably likely worst case Year 2000 scenario is a systemic failure beyond the control of the Company, such as a prolonged telecommunications or electrical failure, or a general disruption in the United States or global business activities that could result in a significant economic downturn. The Company believes that the primary business risks, in the event of such failure or other disruption, would include but not be limited to, loss of customers or orders, increased operating costs, inability to obtain inventory on a timely basis, disruptions in product shipments, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discussion of the Company's market risk includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At September 30, 1999, the Company's cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has debt instruments where interest is based upon the prime rate and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

-------------------------------------------------------------------------------
UFP Technologies, Inc.          Q3 1999 10-Q                            11 of 13

PART II - OTHER INFORMATION

                             UFP TECHNOLOGIES, INC.

Item 1   Legal Proceedings:     No material litigation.

Item 2   Changes in Securities:     None

Item 3   Defaults Upon Senior Securities:     None

Item 4   Submission of Matters to a Vote of Security Holders.    None

Item 5   Other Information:     None

Item 6   Exhibits and Reports on Form 8-K.

                (a)  Exhibits furnished:

                     10.42 Loan agreement between Registrant and Citizens Bank of Massachusetts

                     (27)       Financial Data Schedule

                (b)  Reports on Form 8-K:

                     The Company did not file a report on Form 8-K for the reporting period.

-------------------------------------------------------------------------------
UFP Technologies, Inc.          Q3 1999 10-Q                            12 of 13

                             UFP TECHNOLOGIES, INC.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             UFP TECHNOLOGIES, INC.
                                  (Registrant)


November 15, 1999      /s/   R. Jeffrey Bailly
Date                   ------------------------------------------------------
                       R. Jeffrey Bailly
                       President, Chief Executive Officer
                       and Director


November 15, 1999      /s/   Ronald J. Lataille
Date                   ------------------------------------------------------
                       Ronald J. Lataille
                       Vice President, Treasurer, and Chief Financial Officer




-------------------------------------------------------------------------------
UFP Technologies, Inc.          Q3 1999 10-Q                            13 of 13