Form 10-K
period 1999-12-31
UFP TECHNOLOGIES INC
filed 2000-03-22
CIK 914156

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

      [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For fiscal year ended DECEMBER 31, 1999 or

      [   ]   Transition report pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934)

              For the transition period from __________ to ____________.

      Commission File Number :  001-12648

                             UFP TECHNOLOGIES, INC.
                -------------------------------------------------
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
Yes X No
---     ----
         Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

         The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of February 22, 2000, was $11,877,858 based on the closing price of $2.75 on that date on the Nasdaq National Market. As of February 22, 2000, 4,319,221 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement involving the election of directors at the registrant's 2000 annual meeting of stockholders, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this report.




--------------------------------------------------------------------------------
                              UFPT 1999 10-K page 2

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

Examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company's packaging customers, (ii) actions by the Company's competitors and the ability of the Company to respond to such actions, (iii) the ability of UFP Technologies, Inc. (the "Company" or "UFPT") to obtain new customers and (iv) the ability of the Company to execute favorable acquisitions. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in Item 7 of this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

         The Company designs and manufactures a broad range of high-performance cushion packaging, including 100% recycled molded fiber packaging products for a variety of industrial and consumer markets. The Company also designs and manufactures specialty foam products. The Company is a leading U.S. manufacturer of custom-designed cushion foam packaging products and engineered specialty foam and laminated products.

         Effective January 14, 2000, the Company purchased all of the outstanding common stock of Simco Industries, Inc. ("Simco"), located in Roseville, Michigan. Simco is a full-service supplier of automotive trim components using their proprietary Superformed-Registered Trademark- process. In addition, they operate a pattern making and tooling facility also focused on the automotive interior market. This acquisition provides the Company with a key Detroit area location as well as advanced molding capabilities.

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

         Effective January 1, 1997, the Company acquired substantially all of the properties and net assets of Foam Cutting Engineers, Inc. ("FCE"). FCE is engaged in the business of designing and


--------------------------------------------------------------------------------
                              UFPT 1999 10-K page 3
manufacturing engineered foam plastics for packaging and specialty applications, and is based in the Chicago suburb of Addison, Illinois. This acquisition expands the Company's geographic reach of its foam plastics business to the strategically important region of the Midwest.

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

         The Company was incorporated in Massachusetts under the name United Packaging Corporation in 1963. The Company changed its name to United Foam Plastics Corporation in 1973 and to UFP Technologies, Inc. in October 1993. In November 1993, the Company reincorporated in Delaware. In December 1993, the Company completed an initial public offering of its Common Stock and acquired Moulded Fibre Technology, Inc. ("MFT"). In January 2000, the Company acquired all of the outstanding common stock of Simco Industries, Inc. Unless the context otherwise requires, the term "Company" or "UFPT" reflects the re-incorporation of UFP Technologies, Inc. and refers to UFP Technologies, Inc. and its subsidiaries, MFT and Simco. The Company's principal offices are located at 172 East Main Street, Georgetown, Massachusetts 01833, and its telephone number is
(978) 352-2200.

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

         The low volume, high fragility market is generally characterized by annual production volumes of less than 50,000 pieces. Typical goods in this market include precision instruments, medical devices, sensitive electronic components and other high value industrial products that are very sensitive to shock, vibration and other damage that may occur during shipping and




--------------------------------------------------------------------------------
                              UFPT 1999 10-K page 4
distribution. The principal materials used to package these goods include polyethylene and polyurethane foams, foam-in-place polyurethane and molded expanded polystyrene. Polyurethane foams and polyethylene foams have high shock absorbency, high resiliency and vibration damping characteristics.

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

         In order to provide packaging that complies with all regulations regardless of a product's destination, manufacturers seek packaging materials that meet both environmentally related demands and performance specifications. Some packaging manufacturers have responded by: reducing product volume and ultimate waste product disposal through reengineering traditional packaging products; adopting new manufacturing processes; participating in recovery and reuse


--------------------------------------------------------------------------------
                              UFPT 1999 10-K page 5
systems for resilient materials that are inherently reusable; creating programs to recycle packaging following its useful life; and developing materials that use a high percentage of recycled content in their manufacture.

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

SPECIALTY FOAM PRODUCTS

         The Company specializes in engineered products that use the Company's close tolerance manufacturing capabilities and its expertise in various foam materials and lamination techniques, as


--------------------------------------------------------------------------------
                              UFPT 1999 10-K page 6
well as the Company's ability to manufacture in clean room environments. The Company's specialty products are sold primarily to customers in the automotive, sporting goods, medical, beauty, leisure and footwear industries. These products include components for automobiles and medical diagnostic equipment, abrasive nail files and anti-fatigue mats, and shock absorbing inserts used in athletic and leisure footwear.

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


--------------------------------------------------------------------------------
                              UFPT 1999 10-K page 7

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




--------------------------------------------------------------------------------
                              UFPT 1999 10-K page 8

COMPETITION

         The packaging products industry is highly competitive. While there are several national companies that sell interior packaging, the Company's primary competition to date for its packaging products has been from smaller independent regional manufacturing companies. These companies generally market their products in specific geographic areas from neighboring facilities. In addition, the Company's foam and fiber packaging products compete against products made from alternative materials, including expanded polystyrene foams, die-cut corrugated, plastic peanuts, plastic bubbles and foam-in-place urethane.

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

         The Company has licensed its molded fiber patents and technology on an exclusive basis to Rexam in the United Kingdom and Starlite in China, covering the manufacture and sale of molded



--------------------------------------------------------------------------------
                              UFPT 1999 10-K page 9
fiber products in the United Kingdom, Ireland, China and certain other Asian countries. See "Marketing and Sales."

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

BACKLOG

         The Company's backlog as of February 16, 2000, and February 28, 1999 totaled approximately $8.7 million and $3.9 million, respectively, for the Packaging segment, and $4.5 million and $4.9 million respectively for the Specialty segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company's revenues for any period.

EMPLOYEES

         As of February 19, 2000, the Company had a total of 660 full-time employees in both the Specialty segment (20 in engineering, 286 in manufacturing operations, 22 in marketing, sales and support services, and 31 in general and administration) and in the Packaging segment (27 in engineering, 222 in manufacturing, 25 in marketing, sales and support services, and 27 in general and administration). These numbers include Simco Industries, Inc., which was acquired on January 14, 2000; Simco's employees totaled 101. The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

         The following table presents certain information relating to each of the Company's properties:


                                                   Lease
                                      Square    Expiration
Location                               Feet       Date       Principal Use
--------------------------------------------------------------------------------------------------------------------
Georgetown, Massachusetts(5)          54,000      (owned     Headquarters, fabrication, molding, test lab, clean-
                                                  by the     room, and engineering for Specialty segment
                                                 Company)




--------------------------------------------------------------------------------
                             UFPT 1999 10-K page 10


                                                   Lease
                                      Square    Expiration
Location                               Feet       Date       Principal Use
--------------------------------------------------------------------------------------------------------------------------

Decatur, Alabama(1 + 4)               47,250     12/31/01    Fabrication and engineering for Packaging segment

Pawcatuck, Connecticut                39,000     12/31/00    Fabrication and engineering for Packaging segment

Kissimmee, Florida(1 + 4)             49,400     12/31/01    Fabrication, molding, test lab, and engineering for
                                                             Packaging segment

Atlanta, Georgia                      55,530     10/31/04    Fabrication, molding and engineering for Specialty segment

Haverhill, Massachusetts              38,372      2/28/03    Flame lamination for Specialty segment

Raritan, New Jersey                   67,125      2/28/03    Fabrication, molding, test lab, clean-room, and engineering for Packaging segment

Gilroy, California(2)                 36,350      1/1/01     Molded fiber operations and engineering for Packaging segment

Scarborough, Maine                    29,768      5/31/02    Molded fiber operations and engineering for Packaging segment

Clinton, Iowa                         25,000      7/1/01     Molded fiber operations for Packaging segment
                                      20,000      7/1/03

Addison, Illinois(3)                  45,000     07/31/02    Fabrication and engineering for Packaging segment

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

     None.


--------------------------------------------------------------------------------
                             UFPT 1999 10-K page 11

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

         The Company's Common Stock, $.01 par value (the "Common Stock"), was listed on the Nasdaq Small Cap Market under the symbol "UFPT" and on the Boston Stock Exchange under the symbol "UFP" from December 17, 1993 to July 8, 1996. Thereafter, the Company's Common Stock has been listed on the Nasdaq National Market. The following table sets forth the range of high and low quotations for the Common Stock as reported by Nasdaq for the quarterly periods from January 1, 1998 to December 31, 1999:


                                                            HIGH            LOW
                                                            ----            ---
       FISCAL YEAR ENDED DECEMBER 31, 1998
             First Quarter                          $      4-1/4      $     3-1/2
             Second Quarter                                4-5/8            4
             Third Quarter                                 4-1/4            2-1/8
             Fourth Quarter                                3-5/8            2-3/8

       FISCAL YEAR ENDED DECEMBER 31, 1999
             First Quarter                          $      4-1/2      $     3
             Second Quarter                                4-1/2            3-3/8
             Third Quarter                                 3-15/16          3-3/16
             Fourth Quarter                                3-1/2            2-1/4


NUMBER OF STOCKHOLDERS

         As of February 22, 2000, there were 133 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company did not pay any dividends in 1999. Although prior to becoming a public company in December 1993, the Company had from time to time paid cash dividends on its capital stock, the Company presently intends to retain all of its earnings to provide funds for the operation and expected expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.




--------------------------------------------------------------------------------
                             UFPT 1999 10-K page 12

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                             YEAR ENDED DECEMBER 31
                      (in thousands, except per share data)


    CONSOLIDATED STATEMENT OF
    OPERATIONS DATA:(1)                    1999        1998       1997       1996       1995
                                           ----        ----       ----       ----       ----
     Net sales                             $58,801     47,220     45,452     39,359     34,096
     Gross profit                           14,862     13,080     12,252      9,912      8,074
     Operating income                        3,279      3,174      2,934      2,094      1,095
     Net income                              1,693      1,647      1,309      1,262        888
     Diluted earnings per share            $  0.35       0.34       0.27       0.26       0.19
     Weighted average number of diluted
     shares outstanding                      4,896      4,830      4,863      4,874      4,734




                                                                 DECEMBER 31

    CONSOLIDATED BALANCE SHEET DATA:(1)        1999         1998       1997       1996       1995
                                               ----         ----       ----       ----       ----
     Working capital                           $ 3,549      2,099      2,579      2,488      1,952
     Total assets                               31,867     29,949     25,195     22,900     20,795
     Short-term debt and capital lease
     obligations                                 6,011      5,060      3,525      2,455      3,257
     Long-term debt and capital lease
     obligations, excluding current portion      2,706      2,123      3,233      3,223      2,414
     Total liabilities                          15,659     14,053     11,062     10,170      9,356
     Stockholders' equity                      $16,208     15,895     14,133     12,729     11,438


(1) See Note 17 of Notes to Consolidated Financial Statements for segment information

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

         Examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company's packaging


--------------------------------------------------------------------------------
                             UFPT 1999 10-K page 13
customers, (ii) actions by the Company's competitors and the ability of the Company to respond to such actions, (iii) the ability of the Company to obtain new customers and (iv) the ability of the Company to execute favorable acquisitions. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company's consolidated statements of operations:


                                                                 Years Ended December 31
                                                                 -----------------------
                                                              1999        1998        1997
                                                              ----        ----        ----
         Net sales                                            100.0%      100.0%      100.0%
         Cost of sales                                         74.7        72.3        73.0
              Gross profit                                     25.3        27.7        27.0
                                                             ------      ------      ------
         Selling, general and administrative expenses          19.7        21.0        20.5
              Operating income                                  5.6         6.7         6.5
                                                             ------      ------      ------
         Total other expenses, net                              0.8         0.8         1.4
         Income before income taxes                             4.8         5.9         5.1
                                                             ------      ------      ------
         Provision for income taxes                             1.9         2.4         2.2
         Net income                                             2.9         3.5         2.9
                                                             ------      ------      ------
                                                             ======      ======      ======


1999 COMPARED TO 1998:

         The Company's net sales increased 24.5% to $58.8 million for the year ended December 31, 1999 from $47.2 million in the same period last year. The increase in sales is primarily attributable to the acquisition of Pacific Foam on November 30, 1998. In addition, a smaller component of the increase is attributable to the commencement of the Woodbridge automotive project in the fourth quarter of 1999.

         Gross profit as a percentage of sales decreased to 25.3% in the year ended December 31, 1999, from 27.7% in 1998. The decrease is primarily attributable to lower gross margins at Pacific Foam, as well as automotive program start-up costs.

         Selling, General & Administrative Expenses ("SG&A") increased 16.9% to $11.6 million in 1999, from $9.9 million in 1998. As a percentage of sales, SG&A decreased to 19.7% in 1999 from 21.0% in 1998. The increase in SG&A dollars is primarily attributable to the impact of Pacific Foam. The decrease in SG&A as a percentage of sales reflects the economies of scale accompanying operations growth.


--------------------------------------------------------------------------------
                             UFPT 1999 10-K page 14

         Interest expense increased approximately $194,000 to $641,000 in 1999, from $447,000 in 1998 as a result of higher average borrowings primarily due to financing of the Pacific Foam acquisition. In addition, interest expense increased due to higher interest rates in 1999.

         The Company's effective tax rate was 40.2% and 40.9% in 1999 and 1998 respectively.

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

         Gross profit as a percentage of sales improved to 27.7% in the year ended December 31, 1998, from 27.0% in 1997. The improvement was primarily related to intensive efforts by management to improve material efficiencies during the year.

         Selling, General and Administrative Expenses ("SG&A") increased 6.3% to $9.9 million in 1998, from $9.3 million in 1997. As a percentage of sales, SG&A increased to 21.0% from 20.5%. The increase in dollars and the increase in SG&A as a percentage of sales were primarily due to the acquisition of Pacific Foam on November 30, continued systems enhancements, and additions to the management team.

         Interest expense declined approximately $200,000 to $447,000 in 1998, from $649,000 in 1997. Although the Company's outstanding debt at December 31, 1998 was higher than on the same date in 1997, the average debt outstanding during the year ended December 31, 1998 was lower than in 1997. In addition, the Company borrowed using a LIBOR based interest rate rather than the historically used Prime based rate. As a result, average interest rates were lower in 1998 than in 1997.

         The Company's effective tax rate was 40.9% and 43.2% in 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company funds its operating expenses, capital requirements and growth plan through internally generated cash, bank credit facilities and long-term capital leases.

         As of December 31, 1999 and 1998, working capital was $3,549,000 and $2,099,000, respectively. The increase in working capital is primarily attributable to increases in inventories and accounts receivable. Cash provided from operations was $1,258,000 and $4,261,000 for 1999 and 1998, respectively. Net cash used in investing activities was $2,992,000 and was used primarily for capital expenditures of $1,949,000 and the repurchase of capital stock of $1,603,000. Capital purchases in 1999 consisted primarily of foam cutting equipment in our Packaging plants and the set-up of the Woodbridge production facility.



--------------------------------------------------------------------------------
                             UFPT 1999 10-K page 15

         Including amounts due under the revolving credit facility and capital lease obligations, the Company had total debt outstanding of $8,718,000 and $7,184,000 at December 31, 1999 and 1998, respectively. The increase was primarily attributable to the repurchase of capital stock of $1,603,000. The Company has a $8,000,000 revolving bank line, of which $5,000,000 was outstanding at December 31, 1999. Borrowings through the credit facility are unsecured and bear interest at prime or LIBOR Plus 1.25%. In addition, the Company has a $10,000,000 acquisition line of credit, of which $1,603,000 (for the repurchase of capital stock) was outstanding as of December 31, 1999. At December 31, 1999, the Company had capital lease obligations and other notes payable of approximately $1,543,000 and $572,000, respectively. At December 31, 1999, the current portion of all debt, including the revolving bank loan, was approximately $6,011,000. See Note 7 of Notes to the Consolidated Financial Statements for further discussion of debt.

         The Company acquired Simco Industries, Inc. on January 14, 2000, for which additional borrowings of approximately $5,400,000 were made from the $10,000,000 acquisition line of credit. The Company has no additional significant capital commitments in 2000, but plans on adding additional machinery to increase capacity or to enhance operating efficiencies in its manufacturing plants. Additionally, the Company may consider the acquisition of companies, technologies or products in 2000, which are complementary to its business. The Company believes that its existing resources, including its revolving loan facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the end of 2000. However, there can be no assurances that such financing will be available at favorable terms, if at all.

YEAR 2000 READINESS DISCLOSURE

       The Year 2000 issue is the potential for system and processing failure of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Problems associated with the year 2000 may not become apparent until some time after January 2000.

       The Company established a Year 2000 Compliance Committee (the "Committee) which was comprised of members of senior management, finance, MIS, operations and engineering. The committee's mandate was to design and implement a Compliance Plan that minimizes the risk of material adverse impact to the Company resulting from events triggered by the turn of the century.

       The Committee defined three categories of internal elements that were subject to risk; computer hardware and software, manufacturing equipment and building equipment. Computer hardware and software included networking, operating and application software being used by the Company as well as those that were planned to be installed prior to the year 2000, and the hardware platforms upon which they operate. Manufacturing equipment included machinery and equipment, owned or leased, that is used by the Company in the process of manufacturing inventory for resale.



--------------------------------------------------------------------------------
                             UFPT 1999 10-K page 16

Building equipment included all other devices that potentially have microprocessing chips that were not included in computer hardware and software and manufacturing equipment, including, but not limited to, fax machines, security systems, heating/air conditioning, telephone and other communication systems, copiers, sprinklers and elevators.

       The approach for minimizing risk of noncompliance within each of these elements included four distinct phases: Inventory, Assessment, Conversion and Implementation. In the Inventory phase the Company identified the items within each of the three previously defined elements. The Assessment phase included identifying which of the items in the inventory were non-compliant. The items in Inventory were assessed in an order of priority based upon the Committee's opinion of their relative importance to the Company's operations.

       In the Conversion phase the Company repaired or replaced those items that were non-compliant. The Company substantially implemented new financial and manufacturing software ("New Software"), throughout all of its plants, that is Year 2000 compliant which resulted in compliance within the computer hardware and software element. The Company did not identify a manufacturing machine that was not Year 2000 compliant. In the Implementation phase, the Company put into operation repaired or new devices that were Year 2000 compliant. On January 2, 2000, the Company tested all of its business critical computer hardware and software, manufacturing equipment, and building equipment, and found all of them to be functioning properly. Additionally, upon restarting operations, on January 3, 2000, no Year 2000 related failures were experienced.

       Independent of its own internal elements, the Company is dependent upon the customers who order its products and upon numerous third parties who supply various items including materials, supplies, services, utilities and other items the Company uses in the ordinary course of business. Included within these third parties is a group of several key foam raw material suppliers that collectively supply a significant portion of the Company's foam used in production. The Company evaluated the compliance status of its customers and third party suppliers. No business interruption was experienced as a result of a failure of key suppliers to provide materials, services, or other items. Also, no interruptions in orders from key customers were experienced.

       The Company included the cost of the new software in its financial statements for 1999 and in its plan for 2000. The software and hardware costs have been and will be capitalized and depreciated in compliance with the Company's capitalization policy. Although the decision to implement the New Software resolved the Year 2000 problem for the majority of the Company's computer applications, it was made for operating reasons and was/is considered normal capital expenditures. As a result, the Company did not incur material costs above and beyond the cost of implementing the New Software.

       The Company is substantially compliant, but can give no assurance as to the ongoing readiness of its key material and service providers. The Company completed a Contingency Plan (the "Plan") that addresses the operating issues in the event that any of its material or service providers fail to perform. In addition, the Plan addresses operating considerations in the event that any of the Company's internal elements fail to perform as expected. The Company can give no assurance that the Plan will be effective.



--------------------------------------------------------------------------------
                             UFPT 1999 10-K page 17

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

         Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 1999, the Company's cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has two debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements on accounting principles or practices or financial statement disclosure between the Company and its accountants during the fiscal year ended December 31, 1999.

         Effective May 21, 1999, the Company dismissed KPMG LLP as the Registrant's independent accountants, and engaged Arthur Andersen LLP as its new independent accountants.



--------------------------------------------------------------------------------
                             UFPT 1999 10-K page 18

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

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(A) (1)         FINANCIAL STATEMENTS                                                                             PAGE
                Index to Consolidated Financial Statements and Financial Statement
                Schedules..........................................................................................F2
                Independent Auditors' Report - 1999 ...............................................................F3
                Independent Auditors' Reports - 1998 and 1997......................................................F4
                Consolidated Balance Sheets as of December 31, 1999 and 1998.......................................F5
                Consolidated Statements of Income for the years ended December 31,
                1999, 1998, and 1997...............................................................................F6
                Consolidated Statements of Stockholders' Equity for the years ended
                December 31, 1999, 1998, and 1997..................................................................F7
                Consolidated Statements of Cash Flows for the years ended December 31,
                1999, 1998, and 1997...............................................................................F8
                Notes to Consolidated Financial Statements...................................................F9 - F25



--------------------------------------------------------------------------------
                             UFPT 1999 10-K page 19


(A) (2)         FINANCIAL STATEMENT SCHEDULES

                Schedule II - Valuation and Qualifying Accounts...................................................F26


(A) (3)         EXHIBITS


                 Number                                                                                   Reference
                 ------                                                                                   ---------
                   2.01      Agreement and Plan of Reorganization among the Company, Moulded Fibre        A-2.01**
                             Technology, Inc. and UFP Acquisition, Inc.


                   2.02      Agreement of Merger between Moulded Fibre Technology, Inc. and UFP           C-2.02**
                             Acquisition, Inc.

                   2.03      Merger Agreement relating to the reincorporation of the Company in           A-2.02
                             Delaware.

                   2.04      Asset Purchase Agreement relating to the purchase of FCE.                    I-2**

                   2.05      Asset Purchase Agreement relating to the purchase of the assets of           O-2.05
                             Pacific Foam Technologies, Inc.

                   2.06      Stock Purchase Agreement dated January 14, 2000, relating to the             P-2.01**
                             acquisition of the stock of Simco Industries, Inc. by the Company.
                   3.01      Certificate of Incorporation of the Company, as amended.                     F-3.01**

                   3.02      Bylaws of the Company.                                                       A-3.02**

                   4.01      Specimen Certificate for shares of the Company's Common Stock.               A-4.01**

                   4.02      Description of Capital Stock (contained in the Certificate of                A-4.02**
                             Incorporation of the Company, filed as Exhibit 3.01).

                   4.04      Rights Agreement (including the Certificate of                               J-4**
                             Designation and form of Rights Certificate
                             attached as Exhibits A and B, respectively,
                             thereto) between the Registrant and American Stock
                             Transfer & Trust Company, as Rights Agent, dated as
                             of January 13, 1999.

                   10.02     $1,000,000 Mortgage and Promissory Note issued by the Company in favor       A-10.02**
                             of Gloucester Bank & Trust Company.

                   10.06     Alabama Leasehold Mortgage of United Development Company Limited to          A-10.06**
                             First American Bank.

                   10.07     Guaranty of the Company in favor of First American                            A-10.07**
                             Bank for the benefit of United
                             Development Company Limited.

                   10.08     Agreement between the Company and William H. Shaw.                           A-10.08**

                   10.09     Agreement and Severance Agreement between the Company and Richard L.         A-10.09**
                             Bailly.

                   10.18     Employee Stock Purchase Plan.                                                A-10.18**



--------------------------------------------------------------------------------
                             UFPT 1999 10-K page 20


                 Number                                                                                   Reference
                 ------                                                                                   ---------
                   10.19     1993 Combined Stock Option Plan, as amended.                                 K-4.5* **

                   10.20     1993 Nonemployee Director Stock Option Plan.                                 B-4.5**

                   10.21     Facility Lease between the Company and United Development Company            A-10.21**
                             Limited.

                   10.22     Facility Lease between the Company and Raritan Associates.                   A-10.22**

                   10.23     Facility Sublease between the Company and United Development Company         A-10.23**
                             Limited.

                   10.25     Facility lease between the Company and Flanders Properties.                  A-10.25**

                   10.26     Amendment to facility lease between the Company and Flanders Properties.     A-10.26**

                   10.27     Facility Lease between the Company and Dana Evans d/b/a Evans                A-10.27**

                             Enterprises.

                   10.28     Facility Lease between Moulded Fibre Technology, Inc. and J.B. Brown &       A-10.28**
                             Sons.

                   10.29     Facility Lease between the Company and Cole Taylor Bank, as                  G-10.29**
                             Trustee

                   10.30     Form of Indemnification Agreement for directors and officers of the          A-10.30**
                             Company.
                   10.32     Promissory Note of United Development Company Limited in favor of the        A-10.32**
                             Company.

                   10.33     Form of Representative's Warrant Agreement.                                  A-10.33**
                   10.34     Facility Lease between Moulded Fibre Technology, Inc. and Lincoln            C-10.34**
                             Gilroy II and Patrician Associates, Inc.

                   10.35     Facility Lease between the Company and M.D. Hodges Enterprises, Inc.         D-10.35**

                   10.36     Facility Lease between Moulded Fibre Technology, Inc. and Dead River         D-10.36**

                             Properties.

                   10.37     Facility Lease between the Company and Clinton Area Development              G-10.37**
                             Corporation.

                   10.38.7   First Amendment to Credit Agreement, dated May 31,                           F-10.38.7**
                             1995, between the Company and BayBank.

                   10.38.8   Amended and Restated Revolving Credit Note, dated                            F-10.38.8**
                             May 31, 1996, between the Company and
                             BayBank.

                   10.38.9   Amended and Restated Equipment Note, dated May 31,                           F-10.38.9**
                             1996, between the Company and BayBank.

                   10.38.10  Third Amendment, dated July 6, 1998, to Credit                               0-10.38.10
                             Agreement, dated May 31, 1995, between
                             the Company and BankBoston.

                   10.38.20  Loan Agreement, dated August 13, 1999, between the                           Filed herewith
                             Company and Citizens Bank of
                             Massachusetts

                   10.38.30  Supply Agreement, dated January 1, 1999, between                             Filed herewith
                             the Company and Woodbridge Foam
                             Corporation




--------------------------------------------------------------------------------
                             UFPT 1999 10-K page 21


                 Number                                                                                   Reference
                 ------                                                                                   ---------

                   10.39     Employment Agreement with R. Jeffrey Bailly dated April 4, 1995.             H-10.37**

                   10.40     1998 Director Stock Option Incentive Plan                                    L**

                   10.41     1998 Employee Stock Purchase Plan.                                           M**

                   10.42     Stock Repurchase Agreement                                                   Filed herewith

                   21.01     Subsidiaries of the Company.                                                 N-21.01**

                   23.01     Consent of Arthur Andersen LLP                                               Filed herewith

                   23.02     Consent of KPMG LLP.                                                         Filed herewith

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


--------------------------------------------------------------------------------
                             UFPT 1999 10-K page 22

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

               L. Incorporated by reference to the Company's registration statement on Form S-8 (registration No. 333-56741).

               M. Incorporated by reference to the Company's Proxy Statement relating to the Company's Annual Meeting of Stockholders on June 5, 1998.

               N. Incorporated by reference by the Company's Annual Report 10-K for the fiscal year ended December 31, 1996. The number set forth herein is the number of the exhibit in said Annual Report.

               O. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The number set forth herein is the number of the Exhibit in said annual report.

               P. Incorporated by reference to the Company's report on Form 8-K dated January 31, 2000. The number set forth herein is the number of the Exhibit in said report.

               *    Management contract or compensatory plan or arrangement.

               ** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(B)      REPORTS ON FORM 8-K

         The Company did not file any current reports on Form 8-K during the quarter ended December 31, 1999.


--------------------------------------------------------------------------------
                             UFPT 1999 10-K page 23

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            UFP TECHNOLOGIES, INC.

Date:   March 22, 2000               by: /s/ R. Jeffrey Bailly
     -----------------                   ----------------------------
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



SIGNATURE                                      TITLE                                                DATE
---------                                      -----                                                ----

 /s/ R. JEFFREY BAILLY               President, Chief Executive,                March 22, 2000
--------------------------------
 R. Jeffrey Bailly                   Officer and Director


 /s/ WILLIAM H. SHAW                  Chairman of the Board of Directors        March 22, 2000
--------------------------------
 William H. Shaw


 /s/ RONALD J. LATAILLE               Chief Financial Officer, Vice President,  March 22, 2000
--------------------------------
 Ronald J. Lataille                   Principal Accounting Offer


 /s/ RICHARD L. BAILLY                Director                                  March 22, 2000
--------------------------------
 Richard L. Bailly


 /s/ WILLIAM C. CURRY                 Director                                  March 22, 2000
--------------------------------
 William C. Curry


 /s/ MICHAEL J. ROSS                  Director                                  March 22, 2000
--------------------------------
 Michael J. Ross


 /s/ KENNETH L. GESTAL                Director                                  March 22, 2000
--------------------------------
 Kenneth L. Gestal


 /s/ T. GORDON RODDICK                Director                                  March 22, 2000
--------------------------------
 T. Gordon Roddick


 /s/ PETER R. WORRELL                 Director                                  March 22, 2000
--------------------------------
 Peter R. Worrell




--------------------------------------------------------------------------------
                             UFPT 1999 10-K page 24

                             UFP TECHNOLOGIES, INC.

                 Consolidated Financial Statements and Schedule

                           December 31, 1999 and 1998

                    With Independent Auditors' Report Thereon





                             UFPT 1999 10-K page F1

                             UFP TECHNOLOGIES, INC.

   Index to Consolidated Financial Statements and Financial Statement Schedule


                                                                                                               PAGE
                                                                                                               ----
Independent Auditors' Reports                                                                                 F3 - F4

Consolidated Balance Sheets as of December 31, 1999 and 1998                                                       F5

Consolidated Statements of Income for the years ended December 31, 1999, 1998
  and 1997                                                                                                         F6

Consolidated Statements of Stockholders' Equity for the years ended
  December 31,1999, 1998, and 1997                                                                                 F7

Consolidated Statements of Cash Flows for the years ended December 31,                                             F8
  1999, 1998, and 1997

Notes to Consolidated Financial Statements                                                                   F9 - F25

SCHEDULE

     Schedule II - Valuation and Qualifying Accounts                                                              F26









                             UFPT 1999 10-K page F2

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
UFP Technologies, Inc.:

         We have audited the consolidated balance sheets of UFP Technologies, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1999. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UFP Technologies, Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP
Boston, Massachusetts
February 18, 2000



                             UFPT 1999 10-K page F3

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
UFP Technologies, Inc.:

         We have audited the consolidated balance sheet of UFP Technologies, Inc. and subsidiary as of December 31, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UFP Technologies, Inc. and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



KPMG LLP
Boston, Massachusetts
February 25, 1999



                             UFPT 1999 10-K page F4

                             UFP TECHNOLOGIES, INC.
                           Consolidated Balance Sheets


                                                                                       DECEMBER 31
                                                                            ----------------------------------
                            ASSETS                                              1999                  1998
Current assets:
   Cash and cash equivalents                                                 $    348,729              512,356
   Receivables, net                                                             9,676,900            7,867,647
   Inventories                                                                  5,191,890            4,091,770
   Prepaid expenses                                                               317,266              319,191
   Deferred income taxes                                                          220,676              369,000
                                                                             ------------         ------------
                    Total current assets                                       15,755,461           13,159,964
                                                                             ------------         ------------
Property, plant and equipment                                                  21,650,486           20,025,618
   Less accumulated depreciation and amortization                             (11,084,036)          (9,086,763)
                                                                             ------------         ------------
                    Net property, plant and equipment                          10,566,450           10,938,855
                                                                             ------------         ------------
Cash surrender value of officers' life insurance                                  293,579              218,027
Investment in and advances to affiliated partnership                              214,745              218,524
Deferred income taxes                                                              48,416              231,000
Goodwill, net                                                                   4,524,285            4,711,463
Other assets                                                                      464,427              471,009
                                                                             ------------         ------------
                    Total assets                                             $ 31,867,363           29,948,842
                                                                             ============         ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Notes payable                                                             $  5,000,000            4,150,000
   Current installments of long-term debt                                          63,916               59,411
   Current installments of capital lease obligations                              947,429              851,042
   Accounts payable                                                             2,438,045            2,589,492
   Accrued taxes and other expenses                                             3,757,412            3,410,929
                                                                             ------------         ------------
                    Total current liabilities                                  12,206,802           11,060,874
                                                                             ------------         ------------
Long-term debt, excluding current installments                                  2,111,076              568,678
Capital lease obligations, excluding current installments                         595,232            1,554,647
Retirement and other liabilities                                                  745,840              869,218
                                                                             ------------         ------------
                    Total liabilities                                          15,658,950           14,053,417
                                                                             ------------         ------------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 value. Authorized 1,000,000 shares; no shares
issued or outstanding                                                                  --                   --
Common stock, $.01 value.  Authorized 20,000,000; issued
and outstanding 4,294,632 shares in 1999 and 4,707,354 shares in 1998              42,946               47,074
Additional paid-in capital                                                      8,237,558            9,613,859
Retained earnings                                                               7,927,909            6,234,492
                                                                             ------------         ------------
                    Total stockholders' equity                                 16,208,413           15,895,425
                                                                             ------------         ------------
                    Total liabilities and stockholders' equity               $ 31,867,363           29,948,842
                                                                             ============         ============



The accompanying notes are an integral part of these consolidated financial statements.


                             UFPT 1999 10-K page F5

                             UFP TECHNOLOGIES, INC.
                        Consolidated Statements of Income


                                                                    YEARS ENDED DECEMBER 31
                                                    ------------------------------------------------------
                                                      1999                  1998                  1997
Net sales                                           $ 58,801,063           47,220,174           45,452,232
Cost of sales                                         43,939,268           34,140,005           33,200,304
                                                    ------------         ------------         ------------
                    Gross profit                      14,861,795           13,080,169           12,251,928

Selling, general and administrative expenses          11,582,430            9,905,996            9,318,080
                                                    ------------         ------------         ------------
                    Operating income                   3,279,365            3,174,173            2,933,848
                                                    ------------         ------------         ------------
Other income (expense):
   Interest expense                                     (640,763)            (447,282)            (649,269)
   Equity in net income of unconsolidated
   partnerships                                           22,013               20,904               15,227
   Other, net                                            169,130               40,170                4,500
                                                    ------------         ------------         ------------
                    Total other expense                 (449,620)            (386,208)            (629,542)
                                                    ------------         ------------         ------------
                    Income before income tax
                      provision                        2,829,745            2,787,965            2,304,306
Income tax provision                                   1,136,328            1,141,000              995,000
                                                    ------------         ------------         ------------
                    Net income                      $  1,693,417            1,646,965            1,309,306
                                                    ============         ============         ============
Net income per share:

   Basic                                            $       0.35                 0.35                 0.28
                                                    ============         ============         ============
   Diluted                                          $       0.35                 0.34                 0.27
                                                    ============         ============         ============
Weighted average common shares:

   Basic                                               4,808,640            4,682,210            4,655,586
                                                    ============         ============         ============
   Diluted                                             4,895,935            4,830,236            4,863,110
                                                    ============         ============         ============




The accompanying notes are an integral part of these consolidated financial statements.



                             UFPT 1999 10-K page F6

                             UFP TECHNOLOGIES, INC.

                 Consolidated Statements of Stockholders' Equity

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                           Common Stock               Additional                          Total
                                                  ------------------------------       paid-in           Retained      stockholders'
                                                     Shares            Amount          capital           earnings         equity
                                                  ------------      ------------     ------------     ------------     ------------
Balance at December 31, 1996                         4,636,854      $     46,369     $  9,404,902     $  3,278,221     $ 12,729,492
    Sale of common stock through incentive
    stock option plan                                   22,500               225           60,437               --           60,662
    Stock issued in lieu of compensation                 7,000                70           33,680               --           33,750
    Net income                                              --                --               --        1,309,306        1,309,306
                                                  ------------      ------------     ------------     ------------     ------------
Balance at December 31, 1997
                                                     4,666,354      $     46,664     $  9,499,019     $  4,587,527     $ 14,133,210
    Sale of common stock through incentive
    stock option plan                                   30,000               300           70,950               --           71,250
    Stock issued in lieu of compensation                11,000               110           43,890               --           44,000
    Net income                                              --                --               --        1,646,965        1,646,965
                                                  ------------      ------------     ------------     ------------     ------------
Balance at December 31, 1998                         4,707,354      $     47,074     $  9,613,859     $  6,234,492     $ 15,895,425
                                                  ------------      ------------     ------------     ------------     ------------
    Sale of common stock through incentive
    stock option plan                                   85,345               853           34,846               --           35,699
    Employee Stock Purchase Plan                        28,985               290           78,151               --           78,441
    Stock retirement                                   (18,052)             (181)         (77,387)              --          (77,568)
    Stock issued in lieu of compensation                61,000               610          185,514               --          186,124
    Stock repurchased                                 (570,000)           (5,700)      (1,597,425)              --       (1,603,125)
    Net income                                              --                --               --        1,693,417        1,693,417

                                                  ============      ============     ============     ============     ============
Balance at December 31, 1999                         4,294,632      $     42,946     $  8,237,558     $  7,927,909     $ 16,208,413
                                                  ============      ============     ============     ============     ============



The accompanying notes are an integral part of these consolidated financial statements.


                             UFPT 1999 10-K page F7

                             UFP TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows




                                                                                       Years Ended December 31
                                                                                       -----------------------
                                                                               1999              1998             1997
                                                                               ----              ----             ----
Cash flows from operating activities:
Net income                                                                 $ 1,693,417         1,646,965         1,309,306
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                            2,299,673         1,899,915         1,801,758
    Equity in net income of unconsolidated affiliate and partnership           (22,013)          (20,904)          (15,227)
    Gain (loss) on disposal of property, plant and equipment                  (169,130)          (40,170)           39,269
    Stock issued in lieu of compensation                                       186,124            44,000            33,750
    Deferred income taxes                                                      330,908           156,000           410,000
    Changes in operating assets and liabilities net of effects from acquisition:
      Receivables, net                                                      (1,809,253)         (584,334)         (135,336)
      Inventories                                                           (1,100,120)          (60,601)         (172,738)
      Prepaid expenses                                                           1,925          (196,339)          212,148
      Accounts payable                                                        (151,447)          308,615          (785,771)
      Accrued taxes and other expenses                                         346,483           976,495           332,385
      Retirement and other liabilities                                        (164,498)          165,172            60,000
      Cash surrender value of officers'life insurance                          (75,552)          134,550           (27,416)
      Increase in other assets                                                (108,640)         (168,618)          (23,352)
                                                                           -----------       -----------       -----------
        Net cash provided by operating activities                            1,257,877         4,260,746         3,038,776
                                                                           -----------       -----------       -----------
Cash flows from investing activities:
    Additions to property, plant and equipment                              (1,948,968)       (1,562,135)       (2,436,224)
    Acquisition of operating assets, less cash acquired                             --        (2,293,506)       (1,512,879)
    Capital stock repurchase                                                (1,603,125)               --                --
    Payments received on advances to affiliated company                         25,792            42,744             1,750
    Proceeds from disposal of property, plant and equipment                    534,350           290,170             4,500
                                                                           -----------       -----------       -----------
        Net cash used in investing activities                               (2,991,951)       (3,522,727)       (3,942,853)
                                                                           -----------       -----------       -----------
Cash flows from financing activities:

    Net borrowings under notes payable                                         850,000           713,413         1,100,000
    Proceeds from long-term borrowings                                       1,603,125                --                --
    Proceeds from long-term capital leases                                          --                --           967,000
    Proceeds from sale of common stock                                          36,572            71,250            60,662
    Principal repayment of long-term debt                                      (56,222)         (359,077)         (422,551)
    Principal repayment of obligations under capital leases                   (863,028)         (884,701)         (711,113)
                                                                           -----------       -----------       -----------
        Net cash (used in) provided by financing activities                  1,570,447          (459,115)          993,998
                                                                           -----------       -----------       -----------
Net change in cash and cash equivalents                                       (163,627)          278,904            89,921
Cash and cash equivalents at beginning of year                                 512,356           233,452           143,531
                                                                           -----------       -----------       -----------
Cash and cash equivalents at end of year                                   $   348,729           512,356           233,452
                                                                           ===========       ===========       ===========



                             UFPT 1999 10-K page F8

                             UFP TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements
                           December 31, 1999 and 1998

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       (b)    INVENTORIES

              Inventories which include material, labor, and manufacturing overhead are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

       (c)    PROPERTY, PLANT AND EQUIPMENT

              Property, plant and equipment are stated at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for income tax purposes.

              Estimated useful lives of property, plant and equipment are as follows:


                  Leasehold improvements             Estimated useful life or remaining lease
                                                        term, whichever is shorter
                  Buildings and improvements         31.5 years
                  Equipment                          8-10 years
                  Furniture and fixtures             5 -7 years


       (d)    INCOME TAXES

              The Company's income taxes are accounted for under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect


                             UFPT 1999 10-K page F9
              on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (e)    SALES

              Product sales are recorded at the time of shipment and when persuasive evidence of an arrangement exists, the seller's price to the buyer is fixed or determinable and collectabillity is reasonably assured. If a loss is anticipated on any contract, provision for the entire loss is made immediately. The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the first quarter of fiscal 2000, and would be adopted by recording the effect of any prior revenue transaction affected as a "cumulative effect of a change in accounting principle" as of January 3, 2000. The Company does not expect this new guidance to have a material effect on the Company's results of operations or financial position.

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

       (g)    INTANGIBLE ASSETS

              In accordance with Statement of Financial Accounting Standards
              (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and APB Opinion No. 17, INTANGIBLE ASSETS, the Company reviews long-lived assets and all intangible assets (including goodwill) for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

              Goodwill is being amortized on a straight-line basis over a 20-year period. Accumulated amortization was $1,258,699 and $972,799 as of December 31, 1999 and 1998, respectively.


                             UFPT 1999 10-K page F10

       (h)    CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       (i)    COMPREHENSIVE INCOME

              In the first quarter of 1998, the Company adopted the provisions of SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. Comprehensive income equaled net income for all periods presented.

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

       (k)    SEGMENTS AND RELATED INFORMATION

              In the fourth quarter of 1998, the Company adopted the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The statement establishes standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports.

       (l)    START-UP ACTIVITIES

              During 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. This statement requires a change in the method of accounting for start-up costs on major projects to expense these costs as incurred. Prior to this accounting change, these costs could be capitalized. The impact of this accounting change did not have a material effect on the Company's results of operations or financial position.

       (m)    RECENT ACCOUNT PRONOUNCEMENTS

              The Financial Accounting Standards Board issued SFAS No. 137, Accounting For Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133, in July 1999. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. The statement requires companies to record derivatives on the balance sheet as assets or


                             UFPT 1999 10-K page F11
              liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company currently expects that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the Company's results of operations or financial position.

       (n)    RECLASSIFICATIONS

              Certain prior year account balances have been reclassified to conform to the 1999 presentation.

(2)    SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for interest and income taxes is as follows:


                              Years Ended December 31
                              -----------------------
                           1999         1998            1997
                           ----         ----            ----
       Interest          $623,855       512,190       541,270
                         --------       -------       -------
       Income taxes      $964,985       643,261       700,230
                         --------       -------       -------


       During 1998, the Company renegotiated the terms of a facility lease which was leased from a limited partnership in which the Company and one of its officers are shareholders. This lease was previously treated as a capital lease. Based on the terms of the new lease agreement, the lease is no longer a capital lease. Consequently, the Company wrote off the related building and improvements and associated capital lease obligation of $247,834. This transaction resulted in an immaterial gain.

(3)    RECEIVABLES



                                                              December 31
                                                    -------------------------------
                                                       1999               1998
                                                       ----               ----
       Accounts receivable - trade                  $  9,615,088          8,031,561
       Employee advances and other receivables           427,620             93,951
                                                    ------------       ------------
                                                      10,042,708          8,125,512
       Less allowance for doubtful receivables          (365,808)          (257,865)
                                                    ------------       ------------
                                                    $  9,676,900          7,867,647
                                                    ============       ============



                             UFPT 1999 10-K page F12

(4)    INVENTORIES

       Inventories consist of the following:


                                  December 31
                            --------------------------
                               1999             1998
                               ----             ----
       Raw materials        $3,296,702       2,634,482
       Work in process         469,875         504,489
       Finished goods        1,425,313         952,799
                            ----------      ----------
                            $5,191,890       4,091,770
                            ==========      ==========



(5)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consist of the following:


                                                           December 31
                                                 ----------------------------
                                                   1999             1998
                                                   ----             ----
       Land                                      $    85,319           85,319
       Buildings and improvements                  1,920,842        1,913,242
       Leasehold improvements                      1,451,999        1,268,551
       Equipment                                  16,283,270       14,857,508
       Furniture and fixtures                      1,606,314        1,303,616
       Construction in progress - equipment          302,742          597,382
                                                 -----------      -----------
                                                 $21,650,486       20,025,618
                                                 ===========      ===========



 (6)   INVESTMENT IN AND ADVANCES TO AFFILIATED PARTNERSHIP

       The Company has an ownership interest in a realty limited partnership, United Development Company Limited. This investment is stated at cost, plus the Company's proportionate share of the limited partnership's income, less any distributions received from the limited partnership. The Company's proportionate share of the limited partnership's net income was $22,013, $18,410, and $19,937 in 1999, 1998 and 1997, respectively.

       On December 31, 1998, United Development Company Limited executed and delivered to the Company a term note in the amount of $99,750 to evidence advances received from the Company. This note accrues interest at 9.75% and is repayable in monthly installments of $2,107.

(7)    INDEBTEDNESS

       On August 13, 1999, the Company entered into a new banking arrangement. At December 31, 1999, the Company may borrow up to $8,000,000 under a revolving line of credit at the bank's prime lending rate (8.5% at December 31, 1999) or LIBOR plus 1.25% (6.8991% at December 31, 1999).
       Amounts borrowed under this arrangement are due on demand and are unsecured. At December 31, 1999 and 1998, borrowings under this arrangement were


                             UFPT 1999 10-K page F13

       $5,000,000 and $4,150,000, respectively. The Company also may borrow up to $10,000,000 under an "Acquisition" line of credit, with interest based on the bank's prime lending rate of 8.5% or LIBOR plus 1.25% (see Footnote 20 for further discussion of credit lines). Amounts under this arrangement are payable on demand and are unsecured. At December 31, 1999, the Company had borrowings under this arrangement of $1,603,000.

       Long-term debt consists of the following:


                                                                                     December 31
                                                                      ------------------------------------------
                                                                             1999                  1998
                                                                             ----                  ----
       8.76% mortgage note payable in monthly installments of
       $8,759 including interest, maturing in 2007; secured by
       real estate                                                    $          571,867                628,089
       Note payable - acquisition                                              1,603,125                      -
                                                                      -------------------   --------------------
           Total long-term debt                                                2,174,992                628,089
       Less current installments                                                  63,916                 59,411
                                                                      -------------------   --------------------
           Long-term debt, excluding current installments             $        2,111,076                568,678
                                                                      ===================   ====================
       Aggregate maturities of long-term debt are as follows:
           Year ending December 31:
                 2000                                                 $           63,916
                 2001                                                            466,699
                 2002                                                            470,000
                 2003                                                            475,000
                 Thereafter                                                      699,377
                                                                      -------------------
                                                                      $        2,174,992
                                                                      ===================

 (8)   ACCRUED TAXES AND OTHER EXPENSES

       Accrued taxes and other expenses consist of the following:


                                                                                     December 31
                                                                      -----------------------------------------
                                                                             1999                  1998
                                                                             ----                  ----
       Compensation                                                   $          877,028               981,901
       Benefits                                                                  612,949               723,018
       Federal and state income tax                                              351,458               466,846
       Paid time off                                                             347,290               234,490
       Workers Compensation                                                      146,047               135,000
       Other                                                                   1,422,640               869,674
                                                                      -------------------   -------------------
                                                                      $        3,757,412             3,410,929
                                                                      ===================   ===================




                            UFPT 1999 10-K page F14

 (9)   INCOME TAXES

       The Company's income tax provision for the years ended December 31, 1999, 1998 and 1997 consists of:


                                                                       Years ended December 31
                                                 -------------------------------------------------------------------
                                                        1999                    1998                   1997
                                                        ----                    ----                   ----
       Current:
            Federal                              $           587,000                 830,000                454,000
            State                                            218,000                 155,000                131,000
                                                 --------------------    --------------------   --------------------
                                                             805,000                 985,000                585,000
                                                 --------------------    --------------------   --------------------
       Deferred:
            Federal                                          327,000                 145,000                360,000
            State                                              4,000                  11,000                 50,000
                                                 --------------------    --------------------   --------------------
                                                             331,000                 156,000                410,000
                                                 --------------------    --------------------   --------------------

       Total income tax provision                $         1,136,000               1,141,000                995,000
                                                 ====================    ====================   ====================


       At December 31, 1999, the Company has net operating loss carryforwards for income tax purposes of approximately $2,044,000 which are available to offset future taxable income and expire during the years ending December 31, 2006 through 2009.

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

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


                                                                                        December 31
                                                                        --------------------------------------------
                                                                               1999                    1998
                                                                               ----                    ----
       Deferred tax assets related to:
            Reserves not currently deductible                                       212,000                 298,758
            Compensation programs                                                     9,000                  71,196
            Retirement liability                                                    262,000                 260,356
            Net operating loss carryforwards                                        695,000                 822,418
            Other                                                                    58,000                  33,704
                                                                        --------------------    --------------------
                                                                                  1,236,000               1,486,432
                                                                        --------------------    --------------------
       Deferred tax liabilities related to:
            Excess of book over tax basis of fixed assets                           543,000                 756,384
            Investee tax loss in excess of book losses                              121,000                 130,048
            Capital leases                                                          303,000                       -
                                                                        --------------------    --------------------
                                                                                    967,000                 886,432
                                                                        --------------------    --------------------
                 Net deferred tax assets                                $           269,000     $           600,000
                                                                        ====================    ====================


       The amount recorded as net deferred tax assets as of December 31, 1999 and 1998 represents the amount of tax benefits of existing deductible temporary differences or



                            UFPT 1999 10-K page F15
       carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company believes that the net deferred tax asset of $269,000 at December 31, 1999 will more likely than not be realized in the carryforward period. The Company's U.S. taxable income before application of net operating loss carryforwards was approximately $2,334,000, $2,710,000, and $2,123,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Management reviews the recoverability of deferred tax assets during each reporting period.

       Actual tax provision for the years presented differs from "expected" tax provision for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:


                                                                          Years ended December 31
                                                                    ------------------------------------
                                                                      1999         1998         1997
                                                                      ----         ----         ----
       Computed "expected" tax rate                                   34.0%        34.0%        34.0%
       Increase (decrease) in income taxes resulting from:
            State taxes, net of federal tax benefit                    5.2          3.9          4.2
            Officers' life insurance                                   0.5          0.5          1.0
            Amortization of goodwill                                   1.9          1.9          2.3
            Other                                                     (1.4)         0.6          1.7
                                                                    ----------   ----------   ----------
                 Effective tax rate                                   40.2%        40.9%        43.2%
                                                                    ==========   ==========   ==========


(10)   NET INCOME PER SHARE

       Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute diluted income per share consisted of the following:


                                                                         Years ended December 31
                                                                         -----------------------
                                                                1999                1998                1997
                                                                ----                ----                ----
       Weighted average common shares outstanding during
       the year                                                  4,808,640           4,682,210           4,655,586
       Weighted average common equivalent shares due to
       stock options and employee stock purchase plan               87,295             148,026             207,524
                                                          -----------------   -----------------   -----------------
                                                                 4,895,935           4,830,236           4,863,110
                                                          =================   =================   =================



       Diluted weighted average shares outstanding for 1999, 1998, and 1997, exclude 316,517, 490,820, and 415,623 respectively, due to the fact that the option prices were greater than the average market price of the common stock.


                            UFPT 1999 10-K page F16

(11)   STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

       The Company maintains a stock option plan to provide long-term rewards and incentives to the Company's key employees, officers, employee directors, consultants and advisors. The plan provides for either nonqualified stock options or incentive stock options for the issuance of up to 1,050,000 shares of common stock. The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for nonqualified stock options shall be determined by the Stock Option Committee. Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the option. At December 31, 1999, 549,194 options were outstanding under the plan.

       Through July 15, 1998, the Company maintained a stock option plan covering nonemployee directors (the "1993 Director Plan"). Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan ("1998 Director Plan"), the 1993 Director Plan was frozen. The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock. On July 1 of each year, each individual who at the time was serving as a nonemployee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock. These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant. The exercise price was the fair market value of the common stock on the date of grant. At December 31, 1999, 55,000 options were outstanding under the 1993 Director Plan.

       Effective July 15, 1998, subject to shareholder approval, the Company adopted the 1998 Director Stock Option Incentive Plan ("1998 Director Plan") for the benefit of non-employee directors of the Company. The 1998 Director Plan provides for options for the issuance of up to 300,000 shares of common stock. These options become exercisable in full six months after the date of grant and expire ten years from the date of grant. In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan. At December 31, 1999, 48,200 options were outstanding under the 1998 Director Plan.

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


                            UFPT 1999 10-K page F17

       The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO Employees ("APB 25") and related Interpretations in accounting for its stock option and employee stock purchase plans. As a result, no compensation cost has been recognized in connection with these plans.

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

       The Company's pro forma information is as follows:


                                                                               Years ended December 31
                                                             ------------------------------------------------------------
                                                                     1999                 1998                 1997
                                                                     ----                 ----                 ----
       Net income as reported                             $        1,693,417   $        1,646,965   $        1,309,306
       Pro forma net income                                        1,338,621            1,322,286            1,016,768
       Basic net income per share as reported                           0.35                 0.35                 0.28
       Pro forma basic net income per share                             0.28                 0.28                 0.22
       Diluted net income per share as reported                         0.35                 0.34                 0.27
       Pro forma diluted net income per share                           0.27                 0.27                 0.21


       The effect of applying SFAS 123 as shown above in the pro forma disclosures is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to 1995.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in 1999, 1998 and 1997, respectively: no dividend yield for each year; expected volatility of 86%, 86% and 61%; risk-free interest rates of 6.7%, 4.7% and 6.16%; and expected lives of 5.28, 5.59 and 4.6 years.


                            UFPT 1999 10-K page F18

       The following is a summary of stock option activity under all plans:


                                                                  Shares            Weighted Average
                                                               Under Options         Exercise Price
                                                               -------------        ---------------

            Outstanding at December 31, 1996                         732,750             $   3.43
                 Granted                                              76,500                 4.43
                 Exercised                                           (22,500)                2.69
                 Canceled or expired                                 (49,250)                3.87
                                                          ------------------------
            Outstanding at December 31, 1997                         737,500             $   3.52
                 Granted                                             157,300                 3.74
                 Exercised                                           (30,000)                2.38
                 Canceled or expired                                 (25,000)                4.28
                                                          ------------------------
            Outstanding at December 31, 1998                         839,800             $   3.52
                 Granted                                             182,844                 3.69
                 Exercised                                          (150,250)                2.16
                 Canceled or expired                                (220,000)                4.74
                                                          ------------------------
            Outstanding at December 31, 1999                         652,394             $   3.45
                                                          ========================

       The weighted-average fair value of options granted during 1999, 1998 and 1997 was $2.98, $2.70 and $1.92, respectively. As of December 31, 1999,
       408,811 of the outstanding options were exercisable.

       The following is a summary of information relating to stock options outstanding at December 31, 1999:


                                  Options Outstanding                                        Options Exercisable
                        ------------------------------------------------------------------------------------------------
                             Number               Weighted                                 Number          Weighted
            Range of      outstanding at          average            Weighted          exercisable at       average
            exercise       December 31,          remaining            average           December 31,        exercise
             prices          1999              contractual life    exercise price           1999              price
         ------------   ------------------    -----------------   -----------------   -----------------   --------------
       $     2-3            123,000              5.3 years           $   2.32              93,000           $   2.12
             3-4            411,450              4.7 years           $   3.45             250,700           $   3.41
             4-5            105,444              6.6 years           $   4.46              52,611           $   4.40
             5-6                  0                0 years                  0                   0                  0
             6-7             12,500              6.5 years           $   6.13              12,500           $   6.13
                        ------------                                                    -----------
                            652,394              5.1 years           $   3.45             408,811           $   3.33
                        ============                                                    ===========



(12)   STOCKHOLDERS' EQUITY

       On January 13, 1999, the Company declared a dividend of one preferred share purchase right ( a "Right") for each outstanding share of common stock, par value $0.01 per share on February 5, 1999 to the stockholders of record on that date. Each Right entitles the



                            UFPT 1999 10-K page F19
       registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Share"), of the Company, at a price of $30.00 per one one-thousandth of a Preferred Share subject to adjustment and the terms of the Rights Agreement.

       On December 16, 1998, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock at management's discretion either in the open market or in privately negotiated transactions. The repurchased stock is expected to be used for general corporate purposes, including the issuance of shares in connection with employee benefit plans. As of December 31, 1999, 570,000 shares have been repurchased for $1,603,125 and retired.

       In connection with the acquisition of MFT, the Company issued warrants to purchase up to 165,904 shares of the Company's common stock. The warrants were exercisable at a price of $6.60 per share and expired on December 16, 1998.

(13)   SUPPLEMENTAL RETIREMENT PLAN

       The Company has a supplemental retirement plan for one of its key officers and a retired officer which will provide an annual benefit to these individuals over a 12-year period following separation from employment. The Company recorded an expense of $60,000 in 1999, 1998, and 1997 in accordance with this plan, which includes both current costs and prior service costs for these individuals. The present value of the supplemental retirement obligation has been calculated using an 8.5% discount rate.

(14)   LEASES

       During 1998, the Company renegotiated the terms of a facility lease which was leased from a limited partnership in which the Company and one of its officers are shareholders. This lease was previously treated as a capital lease. Based on the terms of the new lease agreement, the lease is no longer a capital lease. Consequently, the Company wrote off the related building and improvements and associated capital lease obligation of $247,834. This transaction resulted in an immaterial gain.

       The Company has noncancelable operating leases for its other facilities that expire through 2004 Certain of the leases contain escalation clauses which require payments of additional rent to the extent of increases in related operating costs. The Company also leases various equipment under capital leases which expire through 2002


                            UFPT 1999 10-K page F20

       Included in property, plant and equipment are the following amounts held under capital lease:


                                                                                   December 31
                                                                      --------------------------------------
                                                                            1999                 1998
                                                                            ----                 ----
       Buildings and improvements                                     $              -                    -
       Equipment                                                             3,726,320            3,759,937
                                                                      -----------------    -----------------
                                                                             3,726,320            3,759,937
       Less accumulated amortization                                        (1,133,010)            (800,737)
                                                                      -----------------    -----------------
                                                                      $      2,593,310            2,959,200
                                                                      =================    =================

  Future minimum lease payments under noncancelable operating leases and the present value of future minimum lease payments under capital leases as of December 31, 1999, are as follows:


       Year ending December 31:                                                Capital Leases      Operating Leases
                                                                              -----------------    -----------------
            2000                                                                     1,021,867            1,524,052
            2001                                                                       441,716            1,287,314
            2002                                                                       193,400              724,786
            2003                                                                             -              260,379
            2004                                                                             -              148,083
                                                                                                   -----------------
       Total minimum lease payments                                                  1,656,983            3,944,614
                                                                                                   =================
       Less amount representing interest                                               114,322
                                                                              -----------------
       Present value of future minimum lease payments                                1,542,661
       Less current installments of obligations under capital leases                   947,429
                                                                              -----------------
       Obligations under capital lease, excluding current installments        $        595,232
                                                                              =================


       Rent expense amounted to approximately $1,604,000, $1,270,000, and $1,215,000 in 1999, 1998, and 1997, respectively. Approximately $250,000 of total rent expense was paid in 1999, and $220,000 in 1998 and 1997 to a limited partnership that owns the Decatur, Alabama, and Kissimmee, Florida, facilities. The Company and one of its officers have interests in this limited partnership.

(15)   PROFIT SHARING PLAN

       The Company maintains a noncontributory profit-sharing plan for eligible employees. Contributions to the Plan are made at the discretion of the board of directors and amounted to $550,000, $500,000 and $455,000 in 1999, 1998 and 1997, respectively.


                            UFPT 1999 10-K page F21

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



                            UFPT 1999 10-K page F22

       Financial statement information by reportable segment is as follows:


                                                                          1999
                                                ---------------------------------------------------------
                                                      Specialty           Packaging             Total
                                                      ---------           ---------             -----
       Sales                                 $        25,462,398          33,338,665          58,801,063
       Operating income                                  251,015           3,028,350           3,279,365
       Total assets                                   12,504,282          19,363,081          31,867,363
       Depreciation / amortization                       565,634           1,734,039           2,299,673
       Capital expenditures                            1,123,477             824,991           1,948,468

                                                                          1998
                                                ---------------------------------------------------------
                                                      Specialty           Packaging             Total
                                                      ---------           ---------             -----
       Sales                                 $        14,218,460          33,001,714          47,220,174
       Operating income                                  643,557           2,530,616           3,174,173
       Total assets                                   10,415,991          19,532,851          29,948,842
       Depreciation / amortization                       304,482           1,595,433           1,899,915
       Capital expenditures                              251,395           1,310,740           1,562,135

                                                                          1997
                                                ---------------------------------------------------------
                                                      Specialty           Packaging             Total
                                                      ---------           ---------             -----
       Sales                                 $        14,464,677          30,987,555          45,452,232
       Operating income                                  780,323           2,153,525           2,933,848
       Total assets                                    5,530,092          19,664,675          25,194,767
       Depreciation / amortization                       313,747           1,488,011           1,801,758
       Capital expenditures                              405,224           2,031,000           2,436,224




                            UFPT 1999 10-K page F23

(18)   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                     Q1                 Q2                  Q3                  Q4
                                              -----------------   ----------------   -----------------   -----------------
       Year ended 12/31/98
        Net sales                              $     10,749,960    $    11,318,065    $     12,661,734    $     12,490,415
        Gross profit                                  2,844,708          3,148,853           3,518,041           3,568,567
        Net income                                      241,487            367,864             492,226             545,388
        Basic net income per share                         0.05               0.08                0.10                0.12
        Diluted net income per share                       0.05               0.08                0.10                0.11

       Year ended 12/31/99
        Net sales                              $     13,476,067    $    14,897,287    $     14,439,589    $     15,991,120
        Gross profit                                  3,426,235          3,694,106           3,519,537           4,221,919
        Net income                                      290,875            441,316             300,461             660,765
        Basic net income per share                         0.06               0.09                0.06                0.14
        Diluted net income per share                       0.06               0.09                0.06                0.14


(19)   ACQUISITION

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

       The following unaudited pro forma results of operations give effect to the acquisitions as if the FCE acquisition occurred on January 1, 1996 and the Pacific Foam acquisition occurred on January 1, 1997. Such pro forma information reflects certain adjustments including amortization of goodwill, interest expense and income tax expense. This pro forma information does not necessarily reflect the results of operations that would have occurred



                            UFPT 1999 10-K page F24
       had the acquisitions taken place as described and is not necessarily indicative of results that may be obtained in the future.


                                                                      1998              1997
                                                                      ----              ----
              Pro forma total revenue                           $   54,178,794        51,841,753
              Pro forma net income                              $    1,692,000         1,404,000
              Pro forma basic net income per share              $         0.36              0.30
              Pro forma diluted net income per share            $         0.35              0.29


(20)   SUBSEQUENT EVENTS

       On January 14, 2000, the company acquired all of the outstanding common stock of Simco Industries, Inc., located in Roseville, Michigan. The transaction was financed primarily by utilizing the company's "acquisition" line of credit. Simco is a full service supplier of automotive trim components. In addition, they operate an automotive pattern making and tooling facility. Simco's 1999 sales were approximately $13 million.



                            UFPT 1999 10-K page F25

                                                                     Schedule II

                             UFP TECHNOLOGIES, INC.

                        Valuation and Qualifying Accounts

                  Years ended December 31, 1999, 1998 and 1997

Accounts receivable, allowance for doubtful accounts:


                                                      1999            1998           1997
                                                      ----            ----           ----
Balance at beginning of year                       $   257,865    $   196,336     $  164,352
  Provision charged to expense                         135,522        119,574        226,720
  Deductions - write-offs                              (27,579)       (58,045)      (194,736)
                                                   ------------   ------------    ------------
Balance at end of year                                 365,808        257,865        196,336
                                                   ============   ============    ============




                                     * * * *




                            UFPT 1999 10-K page F26