Form 10-Q
period 2000-03-31
UFP TECHNOLOGIES INC
filed 2000-05-12
CIK 914156

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended MARCH 31, 2000

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

           172 EAST MAIN STREET, GEORGETOWN, MASSACHUSETTS 01833, USA
               (Address of principal executive offices) (Zip Code)

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

Yes /X/   No / /

As of May 8, 2000, 4,372,211 shares of registrant's Common Stock, $.01 par value, were outstanding.

                             UFP TECHNOLOGIES, INC.

                                      INDEX

                                                                                                         PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999...........................1

Consolidated Income Statements as of Three Months Ended March 31, 2000 and 1999............................2

Consolidated Statements of Cash Flows as of Three Months Ended March 31, 2000 and 1999.....................3

Notes to Consolidated Financial Statements.................................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............8

PART II - OTHER INFORMATION...............................................................................10

SIGNATURES................................................................................................11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              UFP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             31-Mar-00             31-Dec-99
ASSETS:                                                                     (Unaudited)            (Audited)
                                                                       -------------------   -------------------
Current assets:
   Cash and cash equivalents .........................................    $    253,869                 348,729
   Receivables, net ..................................................      12,170,481               9,676,900
   Inventories .......................................................       7,001,510               5,191,890
   Prepaid expenses and other current assets .........................         665,725                 537,942
                                                                          ------------             -----------
      Total current assets ...........................................      20,091,585              15,755,461
                                                                          ------------             -----------
Property, plant and equipment ........................................      24,589,780              21,650,486
   Less accumulated depreciation and amortization ....................     (11,665,770)            (11,084,036)
                                                                          ------------             -----------
      Net property, plant and equipment ..............................      12,924,010              10,566,450
                                                                          ------------             -----------
Goodwill, net ........................................................       8,613,673               4,524,285
Other assets .........................................................       1,431,004               1,021,167
                                                                          ------------             -----------
   Total assets ......................................................    $ 43,060,272              31,867,363
                                                                          ============             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Notes payable .....................................................    $  7,298,350               5,000,000
   Current installments of long-term debt ............................         538,950                  63,916
   Current installments of capital lease obligations .................       1,085,361                 947,429
   Accounts payable ..................................................       3,900,488               2,438,045
   Accrued expenses and payroll withholdings .........................       4,347,197               3,757,412
                                                                          ------------             -----------
      Total current liabilities ......................................      17,170,346              12,206,802
Long-term debt, excluding current installments .......................       7,741,206               2,111,076
Capital lease obligations, excluding current installments ............         641,711                 595,232
Retirement and other liabilities .....................................         871,480                 745,840
                                                                          ------------             -----------
   Total liabilities .................................................      26,424,743              15,658,950
                                                                          ------------             -----------
Stockholders' equity:
   Common stock ......................................................          43,722                  42,946
   Additional paid-in capital ........................................       8,445,976               8,237,558
   Retained earnings .................................................       8,145,831               7,927,909
                                                                          ------------             -----------
      Total stockholders' equity .....................................      16,635,529              16,208,413
                                                                          ------------             -----------
   Total liabilities and stockholders' equity ........................    $ 43,060,272              31,867,363
                                                                          ============             ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            UFPT Q1 2000 10-Q page 1

                             UFP TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                           --------------------------------------
                                                                  31-Mar-00           31-Mar-99
                                                                -------------       -------------
Net sales ..............................................      $   18,283,629       $  13,476,067
Cost of sales ..........................................          13,980,647          10,049,832
                                                              --------------       -------------
   Gross profit ........................................           4,302,982           3,426,235
Selling, general and administrative expenses ...........           3,613,218           2,809,332
                                                              --------------       -------------
   Operating income ....................................             689,764             616,903
Interest expense .......................................             293,842             123,028
                                                              --------------       -------------
   Income before income taxes ..........................             395,922             493,875
Income tax expense .....................................             178,000             203,000
                                                              --------------       -------------
   Net income ..........................................      $      217,922 $           290,875
                                                              ==============       ==============
Basic net income per share .............................      $         0.05 $              0.06
                                                              ===============       =============
Diluted net income per share ...........................      $         0.05 $              0.06
                                                              ===============       =============
Weighted average number of shares used in
computation of per share data:
   Basic ...............................................           4,368,378           4,770,703
                                                              ===============       =============
   Diluted .............................................           4,389,569           4,928,298
                                                              ===============       =============

The accompanying notes are an integral part of these consolidated financial statements.


                            UFPT Q1 2000 10-Q page 2

                             UFP TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Three Months Ended
                                                                ---------------------------------
                                                                 31-Mar-00             31-Mar-99
                                                                -----------------   -------------
Cash flows from operating activities:
Net income .................................................   $   217,922               290,875
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization ..............................       725,666               545,914
Stock issued in lieu of compensation .......................       171,062               168,000
Changes in operating assets and liabilities:
Receivables, net ...........................................       556,665              (382,489)
Inventories ................................................      (174,258)             (538,734)
Prepaid expenses and other current assets ..................       (17,323)              (51,657)
Accounts payable ...........................................    (2,145,645)             (247,497)
Accrued expenses and payroll withholdings ..................      (807,818)           (1,067,474)
Retirement and other liabilities ...........................       (32,315)               11,593
                                                               -----------         -------------
Net cash used in operating activities ......................    (1,506,044)           (1,271,469)
                                                               -----------         -------------
Cash flows from investing activities:
Additions to property, plant and equipment .................      (452,633)             (444,909)
Payments from affiliated company ...........................        23,075                 3,922
Acquisition of Simco Industries ............................    (6,252,123)                    0
(Increase) decrease in other assets ........................       126,409                (2,272)
                                                               -----------         -------------
Net cash used in investing activities ......................    (6,555,272)             (443,259)
                                                               -----------         -------------
Cash flows from financing activities:
Net borrowings under notes payable .........................     2,298,350             2,100,000
Principal repayments of long-term debt .....................       (14,836)              (18,009)
Principal repayments of capital lease obligations ..........      (475,189)             (227,610)
Proceeds from long-term borrowings .........................     6,120,001                     0
Net proceeds from sale of common stock .....................        38,130                29,920
                                                               -----------         -------------
Net cash provided by financing activities ..................     7,966,456             1,884,301
                                                               -----------         -------------
Net change in cash and cash equivalents ....................       (94,860)              169,573
Cash and cash equivalents, at beginning of period ..........       348,729               512,356
                                                               -----------         -------------
Cash and cash equivalents, at end of period ................   $   253,869               681,929
                                                               ===========         =============


The accompanying notes are an integral part of these consolidated financial statements.


                            UFPT Q1 2000 10-Q page 3

                                      NOTES
                  TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

           The interim consolidated financial statements of UFP Technologies, Inc. (the company) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the company's 1999 Annual Report on Form 10-K as provided to the Securities and Exchange Commission.

           The condensed consolidated balance sheet as of March 31, 2000, the consolidated income statements for the three months ended March 31, 2000 and 1999, and the consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

           The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

(2)    Staff Accounting Bulletin No. 101

           The Securities and Exchange Commission released Staff Accounting Bulleting (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the second quarter of fiscal 2000, and would be adopted by recording the effect of any prior revenue transaction affected as a "cumulative effect of a change in accounting principle" as of January 3, 2000. The company does not expect this new guidance to have a material effect on the company's results of operations or financial position.



                            UFPT Q1 2000 10-Q page 4

(3)    Inventory

           Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                   03/31/00           12/31/99
                                -------------      --------------
Raw materials .............     $   4,359,624      $    3,296,702
Work-in-process ...........           936,870             469,875
Finished goods ............         1,705,016           1,425,313
                                --------------     ---------------
   Total inventory              $   7,001,510      $    5,191,890
                                ==============     ===============

         Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

 (4)   Common Stock

           At December 31, 1999, 549,194 options were outstanding under the company's 1993 Employee Stock Option Plan ("1993 Plan"). The purpose of these options is to provide long-term rewards and incentives to the company's key employees and officers. No options were issued or exercised, and 24,750 options expired in the first three months of 2000 under the 1993 Plan. At March 31, 2000, 524,444 options were outstanding under the plan.

           Through July 15, 1998, the company maintained a stock option plan covering non-employee directors (the "1993 Director Plan"). Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan ("1998 Director Plan"), the 1993 Director Plan was frozen. The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock. On July 1 of each year, each individual who at the time was serving as a non-employee director of the company received an automatic grant of options to purchase 2,500 shares of common stock. These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant. The exercise price was the fair market value of the common stock on the date of grant. At March 31, 2000, 55,000 options were outstanding under the 1993 Director Plan.

           Effective July 15, 1998, the company adopted the 1998 Director Stock Option Incentive Plan ("1998 Director Plan") for the benefit of non-employee directors of the company. The 1998 Director Plan provides for options for the issuance of up to 300,000 shares of common stock. These options become exercisable in full six months after the date of grant and expire ten years from the date of grant. In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan. At March 31, 2000, 48,200 options were outstanding under the 1998 Director Plan.

           On April 18, 1998, the company adopted the 1998 Stock Purchase Plan which provides that all employees of the company who work more than twenty hours per week and more than five months in any calendar year and who are employees on or before the applicable offering period are eligible to participate. The Stock Purchase Plan is intended to qualify as an "employee stock


                            UFPT Q1 2000 10-Q page 5
       purchase plan" under Section 423 of the Internal Revenue Code of 1986. Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld during the six month offering periods ending June 30 and December 31 for the purchase of the company's common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period. The Stock Purchase Plan provides for the issuance of up to 150,000 shares of common stock.

(5)    Earnings Per Share

           The company has adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with a calculation of basic and diluted earnings per share. Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period. All earnings per share amounts for all periods have been restated to conform to SFAS No. 128 requirements. The weighted average number of shares used to compute diluted income per share consisted of the following:

                                                                              THREE MONTHS ENDED
                                                                              ------------------
                                                                         03/31/00              03/31/99
                                                                       -------------       ---------------
Weighted average common shares outstanding - basic ................     4,368,378              4,770,703
Weighted average common equivalent shares due to stock options ....        21,191                157,595
                                                                       -------------       ---------------
Weighted average common shares oustanding - diluted ...............     4,389,569              4,928,298
                                                                       =============       ===============

Diluted weighted average shares outstanding for March 31, 2000 and March 31, 1999 exclude 504,335 and 268,095 respectively, due to the fact that option prices were greater than the average market price of the common stock.

(6)    Segment Reporting

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

           The accounting policies of the segments are the same as those described in note 1 of the company's annual report on Form 10-K for the year ended December 31, 1999, as filed with the

                            UFPT Q1 2000 10-Q page 6

       Securities and Exchange Commission. The company evaluates the performance of its operating segment based on net income.

           Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. The totals of the reportable segments' revenues and net income agree with the company's comparable amount contained in the audited financial statements. Revenues from customers outside of the United States are not material. No one customer accounts for more than 10% of the company's consolidated revenues.

                                THREE MONTHS ENDED MARCH 31, 2000
                                ----------------------------------------------------
                              Specialty          Packaging                Total UFPT
Net sales ..............   $ 10,054,142          $  8,229,487          $  18,283,629
Net income .............         66,629               151,293                217,922

                              THREE MONTHS ENDED MARCH 31, 1999
                              ------------------------------------------------------
                              Specialty          Packaging                Total UFPT
Net sales ..............   $  5,922,944   $         7,553,123          $  13,476,067
Net income .............        103,532               187,343                290,875

(7)    Acquisition

           On January 14, 2000, the company acquired all of the outstanding common stock of Simco Industries, Inc., located in Roseville, Michigan, for approximately $6.2 million, including expenses. The transaction was financed primarily by utilizing the company's "acquisition" line of credit. Simco is a full service supplier of automotive trim components. In addition, they operate an automotive pattern making and tooling facility. Simco's 1999 sales were approximately $13 million.

           Simco's operations are included in the consolidated results of the company from the date of acquisition. The transaction was accounted for as a purchase in accordance with Accounting Principles Board (APB) Opinion No. 16, BUSINESS COMBINATIONS. In accordance with APB No. 16, the company allocated the purchase price of Simco based on the fair value of the net assets acquired and liabilities assumed. The allocation of the purchase price has not been finalized; however, the company does not expect any material changes. Goodwill of approximately $4.2 million resulting from the acquisition of Simco is being amortized over 20 years.


                            UFPT Q1 2000 10-Q page 7

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

     The company's net sales increased 35.7% to $18.3 million in the three month period ended March 31, 2000, from $13.5 million in the same period last year. The increase in sales was primarily attributable to the acquisition of Simco Industries, Inc. in January, 2000.

     Gross profit as a percentage of sales decreased to 23.5% in the three month period ended March 31, 2000, from 25.4% in the same period a year ago. The decrease is primarily due to the acquisition of Simco.

     Selling, general and administrative expenses ("SG&A") increased 28.7% to $3.6 million for the quarter ended March 31, 2000 from $2.8 million a year ago. As a percentage of sales, SG&A declined to 19.8% in the first quarter of 2000, from 20.8% last year. The increase in SG&A dollars is primarily attributable to the acquisition of Simco while the decline in SG&A as a percentage of sales reflects the economies of scale gained from the company's sales growth.

     Interest expense increased to $294,000 in the first quarter of 2000, from $123,000 a year ago. The increase reflects higher average debt caused by the financing of the Simco acquisition as well as rising interest rates.

     The company's effective tax rate for the three months ended March 31, 2000 and 1999 was 45.0% and 41.1%, respectively. The increase in the estimated rate is primarily attributable to non-deductible goodwill associated with the acquisition of Simco.

LIQUIDITY AND CAPITAL RESOURCES

     The company funds its operating expenses, capital requirements and growth plan through internally generated cash, bank credit facilities and long-term capital leases.

     As of March 31, 2000 and December 31, 1999, working capital was $2,921,000 and $3,549,000, respectively. The decrease in working capital is primarily attributable to the impact of the acquisition of Simco. Cash used in operations was $1,506,000 and $1,271,000 the first quarter of 2000 and 1999, respectively. Net cash used in investing activities was $6,555,000 and was used primarily for the acquisition of Simco.

     Including amounts due under the revolving credit facility and capital lease obligations, the company had total debt outstanding of $17,306,000 and $8,718,000 at March 31, 2000 and December 31, 1999, respectively. The increase was primarily attributable to the acquisition of Simco. The company has an $8,000,000 revolving bank line of credit, of which $7,298,000 was outstanding at March 31, 2000. Borrowings through the credit facility are unsecured and bear interest at prime or LIBOR Plus 1.25%. In addition, the company has a $10,000,000 acquisition line of credit, of which $7,723,000

                            UFPT Q1 2000 10-Q page 8
was outstanding as of March 31, 2000. Borrowings under the acquisition line of credit bear interest at prime or LIBOR Plus 1.25%, and will be repaid over a four-year period beginning in 2001. Under the terms of these arrangements, the company is required to comply with various covenants, including the maintenance of specified financial ratios, as defined. At March 31, 2000, the company was in compliance with these covenants. At March 31, 2000, the company had capital lease obligations and other notes payable of approximately $1,727,000 and $557,000, respectively. At March 31, 2000, the current portion of all debt, including the revolving bank loan, was approximately $8,923,000.

     The company has no additional significant capital commitments in 2000, but plans on adding additional machinery to increase capacity or to enhance operating efficiencies in its manufacturing plants. Additionally, the company may consider the acquisition of companies, technologies or products in 2000, which are complementary to its business. The company believes that its existing resources, including its revolving loan facility, together with anticipated cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the end of 2000. However, there can be no assurances that such financing will be available at favorable terms, if at all.

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

YEAR 2000 READINESS DISCLOSURE

     To date, the company has not experienced, nor is the company aware of, any material problems with the company's internal systems or products related to the year 2000 issue. However, because a year 2000 problem could materially disrupt the operations of the company's customers and harm the company's operations and financial condition, the company will continue to monitor the potential problem and test its products and internal systems as it deems necessary.

MARKET RISK

      The following discussion of the company's market risk includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

     Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At March 31, 2000, the company's cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The company has two debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the company believes that the market risk of the debt is minimal.

                                      * * *

                            UFPT Q1 2000 10-Q page 9

                           PART II - OTHER INFORMATION

                             UFP TECHNOLOGIES, INC.

Item 1   Legal Proceedings
              No material litigation

Item 2   Changes in Securities
              None

Item 3   Defaults Upon Senior Securities
              None

Item 4   Submission of Matters to a Vote of Security Holders
              None

Item 5   Other Information
              None

Item 6   Exhibits and Reports on Form 8-K

              (a)  Exhibits furnished:

                     (27)   Financial Data Schedule

              (b) Reports on Form 8-K:

                     The company filed a Current Report on Form 8-K on January 31, 2000, relating to the acquisition of Simco Industries, Inc.



                            UFPT Q1 2000 10-Q page 10

                             UFP TECHNOLOGIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             UFP TECHNOLOGIES, INC.
                                  (Registrant)


/s/  MAY 12, 2000   /s/ R. JEFFREY BAILLY
-----------------   ---------------------------------------
Date                    R. Jeffrey Bailly
                        President, Chief Executive
                        Officer and Director



/s/   MAY 12, 2000  /s/ RONALD J. LATAILLE
------------------  ----------------------------------
Date                    Ronald J. Lataille
                        Vice President,
                        Chief Financial Officer & Treasurer



                            UFPT Q1 2000 10-Q page 11