Form 10-Q
period 2000-06-30
UFP TECHNOLOGIES INC
filed 2000-08-11
CIK 914156

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended JUNE 30, 2000

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

Yes  X    No
   -----    -----

4,388,370 shares of registrant's Common Stock, $.01 par value, were outstanding as of July 31, 2000.

                             UFP TECHNOLOGIES, INC.

                                      INDEX



                                                                                                                      PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999...........................................3

Consolidated Income Statements for the Three and Six Months Ended June 30, 2000 and 1999..................................4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999.....................................5

Notes to Consolidated Financial Statements.............................................................................6-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........................11-12

PART II - OTHER INFORMATION..............................................................................................13

SIGNATURES...............................................................................................................14


PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             UFP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                                                30-JUN-00               31-DEC-99
ASSETS:                                                                        (UNAUDITED)              (AUDITED)
                                                                          ----------------------    -------------------
Current assets:
   Cash and cash equivalents                                              $             255,643     $          348,729
   Receivables                                                                       12,166,461              9,676,900
   Inventories                                                                        7,775,904              5,191,890
   Prepaid expenses and other current assets                                            640,169                537,942
                                                                          ----------------------    -------------------
      Total current assets                                                           20,838,177             15,755,461
                                                                          ----------------------    -------------------
Property, plant and equipment                                                        24,777,399             21,650,486
   Less accumulated depreciation and amortization                                   (12,191,050)           (11,084,036)
                                                                          ----------------------    -------------------
      Net property, plant and equipment                                              12,586,349             10,566,450
                                                                          ----------------------    -------------------
Goodwill, net                                                                         8,547,363              4,524,285
Other assets                                                                          1,368,290              1,021,167
                                                                          ----------------------    -------------------
   Total assets                                                           $          43,340,179     $       31,867,363
                                                                          ======================    ===================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Notes payable                                                          $           7,111,788     $        5,000,000
   Current installments of long-term debt                                             1,022,100                 63,916
   Current installments of capital lease obligations                                    776,432                947,429
   Accounts payable                                                                   4,363,575              2,438,045
   Accrued expenses and payroll withholdings                                          4,494,326              3,757,412
                                                                          ----------------------    -------------------
      Total current liabilities                                                      17,768,221             12,206,802

Long-term debt, excluding current installments                                        7,243,819              2,111,076
Capital lease obligations, excluding current installments                               567,202                595,232
Retirement and other liabilities                                                        844,551                745,840
                                                                          ----------------------    -------------------
   Total liabilities                                                                 26,423,793             15,658,950
                                                                          ----------------------    -------------------
Stockholders' equity:
   Common stock                                                                          43,722                 42,946
   Additional paid-in capital                                                         8,439,084              8,237,558
   Retained earnings                                                                  8,433,580              7,927,909
                                                                          ----------------------    -------------------
      Total stockholders' equity                                                     16,916,386             16,208,413
                                                                          ----------------------    -------------------
   Total liabilities and stockholders' equity                             $          43,340,179     $       31,867,363
                                                                          ======================    ===================



  The accompanying notes are an integral part of these condensed consolidated financial statements

                             UFP TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)



                                                  THREE MONTHS ENDED                         SIX MONTHS ENDED
                                              ---------------------------------        ---------------------------------
                                                30-JUN-00           30-JUN-99            30-JUN-00           30-JUN-99
                                              -------------       -------------        -------------       -------------
Net sales                                     $  19,415,865       $  14,894,287        $  37,699,494       $  28,370,354
Cost of sales                                    14,823,061          11,200,181           28,803,733          21,250,013
                                              -------------       -------------        -------------       -------------
   Gross profit                                   4,592,804           3,694,106            8,895,761           7,120,341
Selling, general and administrative expenses      3,715,051           2,770,614            7,325,732           5,579,946
                                              -------------       -------------        -------------       -------------
   Operating income                                 877,753             923,492            1,570,029           1,540,395
Other (income) expense                               57,472                   -               57,472                   -
Interest expense                                    296,819             190,376              593,199             313,404
                                              -------------       -------------        -------------       -------------
   Income before income taxes                       523,462             733,116              919,358           1,226,991
Income tax expense                                  235,687             291,800              413,688             494,800
                                              -------------       -------------        -------------       -------------
   Net income                                 $     287,775       $     441,316        $     505,670       $     732,191
                                              =============       =============        =============       =============

Basic net income per share                    $        0.07       $        0.09        $        0.12       $        0.15
Diluted net income per share                  $        0.07       $        0.09        $        0.12       $        0.15
Weighted average number of
shares used in computation of per share data:
   Basic                                          4,372,221           4,810,883            4,370,299           4,790,904
   Diluted                                        4,385,801           5,007,285            4,387,332           4,967,843




  The accompanying notes are an integral part of these condensed consolidated financial statements

                             UFP TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         SIX MONTHS ENDED
                                                                                 ---------------------------------
                                                                                     30-JUN-00           30-JUN-99
                                                                                 -------------       -------------
Cash flows from operating activities:
 Net income                                                                      $     505,670       $     732,191
 Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
 Depreciation and amortization                                                       1,500,124           1,088,144
 Stock issued in lieu of compensation                                                  171,062             168,000
 Loss on disposal of property, plant & equipment                                        57,472                   -
Changes in operating assets and liabilities:
 Receivables                                                                           560,685          (1,282,795)
 Inventories                                                                          (948,652)           (760,682)
 Prepaid expenses and other current assets                                               8,232              89,628
 Accounts payable                                                                   (1,682,558)            (12,915)
 Accrued expenses and payroll withholdings                                            (660,689)           (591,444)
 Retirement and other liabilities                                                      (59,244)             (4,351)
                                                                                 -------------       -------------
Net cash used in operating activities                                                 (547,898)           (574,224)
                                                                                 -------------       -------------
Cash flows from investing activities:
 Additions to property, plant and equipment                                           (852,042)         (1,147,976)
 Payments from affiliated company                                                       27,502              17,314
 Acquisition of Simco Industries                                                    (6,252,123)                  -
 Proceeds from life insurance                                                          154,861                   -
 (Increase) decrease in other assets                                                   (21,712)             19,265
 Proceeds on sales of assets                                                            23,000                   -
                                                                                 -------------       -------------
Net cash used in investing activities                                               (6,920,514)         (1,111,397)
                                                                                 -------------       -------------
Cash flows from financing activities:
Net borrowings under notes payable                                                   2,111,788           2,150,000
Principal repayments of long-term debt                                                 (29,074)            (27,352)
Principal repayments of capital lease obligations                                     (858,627)           (441,726)
Proceeds from long-term borrowings                                                   6,120,001                   -
Net proceeds from sale of common stock                                                  31,238                 872
                                                                                 -------------       -------------
Net cash provided by financing activities                                            7,375,326           1,681,794
                                                                                 -------------       -------------
Net change in cash and cash equivalents                                                (93,086)             (3,827)
Cash and cash equivalents, at beginning of period                                      348,729             512,356
                                                                                 -------------       -------------
Cash and cash equivalents, at end of period                                      $     255,643       $     508,529
                                                                                 =============       =============


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

          The condensed consolidated balance sheet as of June 30, 2000, the consolidated income statements for the three and six months ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

          The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

(2)  New Accounting Pronouncements

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF SFAS NO. 133, in June 1999. SFAS No. 133 is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The company currently expects that, due to its relatively limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material effect on the company's results of operations or financial position.

          The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussion as well as certain industry-specific guidance. The guidance is effective for the fourth quarter of fiscal 2000 and is required to be adopted effective January 3, 2000 by recording the effect of any prior year revenue transactions affected as a "cumulative effect of a change in accounting principle" as of January 3, 2000. Historical financial statements would be restated to conform to the new guidance as necessary. The company does not expect this new guidance to have a material effect on its results of operations or financial position.

          The Financial Accounting Standards Board issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, in March 2000. The interpretation clarifies how companies should apply APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The interpretation will be applied prospectively to new awards, modifications to outstanding awards and changes in employee status on or after July 1, 2000, except as follows: the definition of an employee applies to awards granted after December 15, 1998; the interpretation applies to modifications that reduce the exercise price of an award after December 15, 1998, and the interpretation applies to modifications that add a reload feature to an award made after January 12, 2000. Currently, there are no awards granted by the company that would result in an adjustment at July 1, 2000 as a result of the interpretation.

(3)  Inventory

          Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:



                                           06/30/00         12/31/99
                                      ----------------  ---------------
Raw materials                         $      5,045,825  $     3,296,702
Work-in-process                                716,780          469,875
Finished goods                               2,013,299        1,425,313
                                      ----------------  ---------------
   Total inventory                    $      7,775,904  $     5,191,890
                                      ================  ===============


          Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(4)  Common Stock

          The company maintains a stock option plan to provide long-term rewards and incentives to the company's key employees, officers, employee directors, consultants and advisors. The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock. The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Stock Option Committee. Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options.

          At December 31, 1999, 549,194 options were outstanding under the company's 1993 Employee Stock Option Plan ("1993 Plan"). The purpose of these options is to provide long-term rewards and incentives to the company's key employees and officers. 42,500 options were issued, no options were exercised, and 24,750 options expired in the first six months of 2000 under the 1993 Plan. At June 30, 2000, 566,944 options were outstanding under the plan.

          Through July 15, 1998, the company maintained a stock option plan covering non-employee directors (the "1993 Director Plan"). Effective July 15, 1998, with the formation of the 1998 Di-rector Stock Option Incentive Plan ("1998 Director Plan"), the 1993 Director Plan was frozen. The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock. On July 1 of each year, each individual who at the time was serving as a non-employee director of the company received an automatic grant of options to purchase 2,500 shares of common stock. These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant. The exercise price was the fair market value of the common stock on the date of grant. At June 30, 2000, 55,000 options were outstanding under the 1993 Director Plan.

          Effective July 15, 1998, the company adopted the 1998 Director Stock Option Incentive Plan ("1998 Director Plan") for the benefit of non-employee directors of the company. The 1998 Director Plan provides for options for the issuance of up to 150,000 shares of common stock. These options become exercisable in full six months after the date of grant and expire ten years from the date of grant. In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan. At June 30, 2000, 73,614 options were outstanding under the 1998 Director Plan.

          On April 18, 1998, the company adopted the 1998 Stock Purchase Plan which provides that all employees of the company -- who work more than twenty hours per week and more than five months in any calendar year and who are employees on or before the applicable offering period -- are eligible to participate. The Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986. Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld during the six month offering periods ending June 30 and December 31 for the purchase of the company's common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period. The Stock Purchase Plan provides for the issuance of up to 150,000 shares of common stock.

(5)  Earnings Per Share

          The company has adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. SFAS No. 128 replaces the calculation of primary and fully diluted earnings per share with a calculation of basic and diluted earnings per share. Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period. All earnings per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

          The weighted average number of shares used to compute diluted income per share consisted of the following:



                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               ----------------------------      -----------------------------
                                                 06/30/00          06/30/99         6/30/00            6/30/99
                                               ----------        ----------      ----------         ----------
Weighted average common shares
outstanding - basic                             4,372,221         4,810,883       4,370,299          4,790,904
Weighted average common
equivalent shares due to stock                     13,580           196,402          17,033            176,939
Weighted average common shares                 ----------        ----------      ----------         ----------
oustanding - diluted                            4,385,801         5,007,285       4,387,332          4,967,843
                                               ==========        ==========      ==========         ==========


          Diluted weighted average shares outstanding for June 30, 2000 and 1999 exclude 567,092 and 300,954 respectively, due to the fact that option prices were greater than the average market price of the common stock.

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

          The accounting policies of the segments are the same as those described in note 1 of the company's annual report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission. The company evaluates the performance of its operating segment based on net income.

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


                                            Three Months Ended June 30, 2000
                             -----------------------------------------------------------
                                SPECIALTY               PACKAGING             TOTAL UFPT
                                ---------               ---------             ----------
     Net sales               $ 11,090,832            $  8,325,033           $ 19,415,865
     Net income                   129,578                 158,197                287,775

                                            Three Months Ended June 30, 1999
                             -----------------------------------------------------------
                                SPECIALTY               PACKAGING             TOTAL UFPT
                                ---------               ---------             ----------
     Net sales               $  6,035,232            $  8,859,055           $ 14,894,287
     Net income                    37,458                 403,858                441,316

                                            Six Months Ended June 30, 2000
                             -----------------------------------------------------------
                                SPECIALTY               PACKAGING             TOTAL UFPT
                                ---------               ---------             ----------
     Net sales               $ 21,144,974            $ 16,554,520           $ 37,699,494
     Net income                   196,207                 309,463                505,670

                                            Six Months Ended June 30, 1999
                             -----------------------------------------------------------
                                SPECIALTY               PACKAGING             TOTAL UFPT
                                ---------               ---------             ----------
     Net sales               $ 11,958,176            $ 16,412,178           $ 28,370,354
     Net income                   140,990                 591,201                732,191



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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The company's net sales increased 30.4% to $19.4 million in the three-month period ended June 30, 2000, from $14.9 million in the same period last year. Sales for the six-month period ended June 30, 2000 increased 32.9% to $37.7 million from $28.4 million last year. The increases in sales are attributable to sale growth within the company's specialty segment primarily due to the acquisition of Simco Industries, Inc. in January, 2000, partially offset by a slight decline in Packaging segment sales caused by the product life cycle of a multi-year program coming to an end.

     Gross profit as a percentage of sales (gross margin) decreased to 23.7% in the three-month period ended June 30, 2000, from 24.8% in the same period a year ago. Gross margin for the six-month period ended June 30, 2000 decreased to 23.6% from 25.1% a year ago. The decreases are primarily due to a shift in sales mix.

     Selling, general and administrative expenses ("SG&A") increased 34.1% to $3.7 million for the quarter ended June 30, 2000, from $2.8 million a year ago. SG&A for the six-month period ended June 30, 2000 was $7.3 million, or 31.3% higher than SG&A of $5.6 million in the same period last year. As a percentage of sales, SG&A increased slightly to 19.1% in the second quarter of 2000, from 18.6% last year. For the six-month period ended June 30, 2000, SG&A as a percentage of sales decreased slightly to 19.4% from 19.7% a year ago. The increase in SG&A dollars is primarily attributable to the acquisition of Simco.

     Interest expense increased to $297,000 in the second quarter of 2000, from $190,000 a year ago. Interest expense for the six-month period ended June 30, 2000 increased to $593,000 from $313,000 a year ago. The increases reflect higher average debt caused by the financing of the Simco acquisition as well as rising interest rates.

     The company's effective tax rate for the three and six-month periods ended June 30, 2000 was 45.0% compared to 39.8% and 40.3% in the three and six-moth periods ended June 30, 1999, respectively. The increase in the estimated rate is primarily attributable to non-deductible goodwill associated with the acquisition of Simco.

LIQUIDITY AND CAPITAL RESOURCES

     The company funds its operating expenses, capital requirements and growth plan through internally generated cash, bank credit facilities and long-term capital leases.

     As of June 30, 2000 and December 31, 1999, working capital was $3,070,000 and $3,549,000, respectively. The decrease in working capital is primarily attributable to the impact of the acquisition of Simco. Cash used in operations was $548,000 and $574,000 in the first six-months of 2000 and 1999, respectively. Net cash used in investing activities for the six months ended June 30, 2000, was $6,921,000 and was used primarily for the acquisition of Simco.

     Including amounts due under the revolving credit facility and capital lease obligations, the company had total debt outstanding of $16,721,000 and $8,718,000 at June 30, 2000 and December 31, 1999, respectively. The increase was primarily attributable to the financing of the acquisition of Simco. The company has an $8,000,000 revolving bank line of credit, of which $7,112,000 was outstanding at June 30, 2000. Borrowings through the credit facility are unsecured and bear interest at prime or LIBOR Plus 1.50%. In addition, the company has a $10,000,000 acquisition line of credit, of which $7,723,000 was outstanding as of June 30, 2000. Borrowings under the acquisition line of credit bear interest at prime or LIBOR Plus 1.50%, and will be repaid over a four-year period beginning in 2001. Under the terms of these arrangements, the company is required to comply with various covenants, including the maintenance of specified financial ratios, as defined. At June 30, 2000, the company was in compliance with these covenants. At June 30, 2000, the company had capital lease obligations and other notes payable of approximately $1,344,000 and $543,000, respectively. At June 30, 2000, the current portion of all debt, including the revolving bank loan, was approximately $8,910,000.

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

     Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At June 30, 2000, the company's cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The company has two debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the company believes that the market risk of the debt is minimal.

                           PART II - OTHER INFORMATION

                             UFP TECHNOLOGIES, INC.

Item 1    Legal Proceedings
            No material litigation

Item 2    Changes in Securities
            None

Item 3    Defaults Upon Senior Securities
            None

Item 4    Submission of Matters to a Vote of Security Holders

          The company held its annual meeting of stockholders on June 9, 2000. There were two proposals before the stockholders at the annual meeting.

          First, the stockholders elected two members of the Board of Directors of the company; the votes for such matter were as follows:



               NOMINEE                  FOR            WITHHELD
               -------                  ---            --------
               R. Jeffrey Bailly        3,611,936      50,815
               William C. Curry         3,611,936      50,815


          There were no abstentions nor broker nonvotes in connection with the election of these two directors.

          Second, the stockholders approved an amendment to the 1993 Stock Option Plan to increase the number of shares of common stock available for issuance under the 1993 Plan from 1,050,000 to 1,550,000, by a vote of 2,368,146 for, and 95,365 against. There were 14,383 abstentions and no broker non votes for the proposal.

Item 5 Other Information
          None

Item 6 Exhibits and Reports on Forms 8-K

          (a) Exhibits furnished:
               (27) Financial Data Schedule

          (b) Reports on Form 8-K:
               The company did not file a Current Report on Form 8-K during the quarter ended June 30, 2000.

                             UFP TECHNOLOGIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             UFP TECHNOLOGIES, INC.
                                  (Registrant)

/s/    August 11, 2000                /s/   R. Jeffrey Bailly
-------------------------             -----------------------------------------
Date                                  R. Jeffrey Bailly
                                      President, Chief Executive
                                      Officer and Director

/s/    August 11, 2000                /s/   Ronald J. Lataille
-------------------------             -----------------------------------------
Date                                  Ronald J. Lataille
                                      Vice President,
                                      Chief Financial Officer & Treasurer