Form 10-Q
period 2000-09-30
UFP TECHNOLOGIES INC
filed 2000-11-14
CIK 914156

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 2000
                                              ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
               For the transition period from ____ to ____

Commission File Number:  001-12648
                         ---------

                             UFP TECHNOLOGIES, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                              04-2314970
                 --------                              ----------
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


4,388,370 shares of registrant's Common Stock, $.01 par value, were outstanding as of October 30, 2000.

                             UFP TECHNOLOGIES, INC.

                                      INDEX

                                                                                                                 PAGE
                                                                                                                 ----

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999......................................3

Consolidated Income Statements for the Three and Nine Months Ended September 30, 2000 and 1999............................4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999...............................5

Notes to Consolidated Financial Statements................................................................................6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...........................10

PART II - OTHER INFORMATION..............................................................................................13

SIGNATURES...............................................................................................................14

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             UFP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 30-SEP-00              31-DEC-99
                                                                           -------------------      -----------------
ASSETS                                                                          (Unaudited)             (Audited)

Current assets
   Cash and cash equivalents                                             $             61,508     $          348,729
   Accounts receivable                                                             12,672,388              9,676,900
   Inventories                                                                      7,094,257              5,191,890
   Prepaid expenses and other current assets                                          656,141                537,942
                                                                           -------------------      -----------------
      Total current assets                                                         20,484,294             15,755,461
                                                                           -------------------      -----------------
Property, plant and equipment                                                      25,156,878             21,650,486
   Less accumulated depreciation and amortization                                 (12,845,738)           (11,084,036)
                                                                           -------------------      -----------------
      Net property, plant and equipment                                            12,311,140             10,566,450
                                                                           -------------------      -----------------
Goodwill, net                                                                       8,416,515              4,524,285
Other assets                                                                        1,016,817              1,021,167
                                                                           -------------------      -----------------
   Total assets                                                          $         42,228,766     $       31,867,363
                                                                           ===================      =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                         $          6,514,367     $        5,000,000
   Current installments of long-term debt                                             779,850                 63,916
   Current installments of capital lease obligations                                  530,125                947,429
   Accounts payable                                                                 3,640,453              2,438,045
   Accrued expenses and payroll withholdings                                        4,821,981              3,757,412
                                                                           -------------------      -----------------
      Total current liabilities                                                    16,286,776             12,206,802
Long-term debt, excluding current installments                                      7,466,648              2,111,076
Capital lease obligations, excluding current installments                             491,263                595,232
Retirement and other liabilities                                                      811,946                745,840
                                                                           -------------------      -----------------
      Total liabilities                                                            25,056,633             15,658,950
                                                                           -------------------      -----------------
Stockholders' equity
Common stock                                                                           43,884                 42,946
   Additional paid-in capital                                                       8,474,532              8,237,558
   Retained earnings                                                                8,653,717              7,927,909
                                                                           -------------------      -----------------
      Total stockholders equity                                                    17,172,133             16,208,413
                                                                           -------------------      -----------------
Total liabilities and stockholders' equity                               $         42,228,766     $       31,867,363
                                                                           ===================      =================


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.


                             UFP TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                 30-SEP-00           30-SEP-99           30-SEP-00           30-SEP-99
                                                 ---------           ---------           ---------           ---------
Net sales                                   $      18,898,192          14,439,589          56,597,686          42,809,943
Cost of sales                                      14,478,388          10,920,052          43,282,121          32,170,066
                                              ----------------    ----------------    ----------------    ----------------

   Gross profit                                     4,419,804           3,519,537          13,315,565          10,639,877
Selling, general and administrative expenses        3,687,342           2,856,526          11,013,074           8,436,471
                                              ----------------    ----------------    ----------------    ----------------

   Operating income                                   732,462             663,011           2,302,491           2,203,406
Interest expense                                      330,857             162,967             924,056             476,371
Other (income) expense                                    718                (840)             58,190                (840)
                                              ----------------    ----------------    ----------------    ----------------

   Income before income taxes                         400,887             500,884           1,320,245           1,727,875
Income taxes                                          180,751             200,423             594,439             695,223
                                              ----------------    ----------------    ----------------    ----------------

   Net income                               $         220,136             300,461             725,806           1,032,652
                                              ================    ================    ================    ================

Basic net income per share                  $            0.05                0.06                0.17                0.21
Diluted net income per share                $            0.05                0.06                0.17                0.21

Weighted average number of shares used in computation of per share data:

   Basic                                            4,383,166           4,844,632           4,374,588           4,808,871
   Diluted                                          4,394,021           4,904,751           4,390,478           4,918,295


                 The accompanying notes are an integral part of
                    these condensed consolidated financial statements


                             UFP TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                        30-SEP-00             30-SEP-99
                                                                    -------------------   -------------------
Cash flows from operating activities:
  Net income                                                           $   725,806               $ 1,032,652
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                        2,290,362                 1,628,738
    Stock issued in lieu of compensation                                   171,062                   168,000
    Loss on disposal of property, plant & equipment                         58,189                         -
  Changes in operating assets and liabilities:
    Receivables                                                             54,758                (1,332,950)
    Inventories                                                           (267,005)               (1,156,763)
    Prepaid expenses and other current assets                               (7,740)                   57,712
    Accounts payable                                                    (2,405,680)                 (407,767)
    Accrued expenses and payroll withholdings                             (333,034)                  132,976
    Retirement and other liabilities                                       (91,849)                 (103,801)
                                                                       -----------               -----------
Net cash provided by operating activities                                  194,869                    18,797
                                                                       -----------               -----------
Cash flows from investing activities:
  Additions to property, plant and equipment                            (1,232,442)               (1,725,754)
  Payments from affiliated company                                          31,890                    21,430
  Acquisition of Simco Industries                                       (5,802,123)                        -
  Proceeds from life insurance                                             154,861                         -
  (Increase) decrease in other assets                                     (129,124)                   19,388
  Proceeds on sales of assets                                               23,000                         -
                                                                       -----------               -----------
Net cash used in investing activities                                   (6,953,938)               (1,684,936)
                                                                       -----------               -----------
Cash flows from financing activities:
  Net borrowings under notes payable                                     1,514,367                 2,169,548
  Principal repayments of long-term debt                                   (48,494)                  (41,529)
  Principal repayments of capital lease obligations                     (1,180,873)                 (653,244)
  Proceeds from long-term borrowings                                     6,120,000                         -
  Net proceeds from sale of common stock                                    66,848                       872
                                                                       -----------               -----------
Net cash provided by financing activities                                6,471,848                 1,475,647
                                                                       -----------               -----------
Net change in cash and cash equivalents                                   (287,221)                 (190,492)
Cash and cash equivalents, at beginning of period                          348,729                   512,356
                                                                       -----------               -----------
Cash and cash equivalents, at end of period                            $    61,508               $   321,864
                                                                       ===========               ===========


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

           The condensed consolidated balance sheet as of September 30, 2000, the consolidated income statements for the three and nine months ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

           The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000.

(2)    New Accounting Pronouncements

           SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (as amended by SFAS Nos. 137 and 138) is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000; earlier adoption is allowed. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The company currently expects that, due to its relatively limited use of derivative instruments, adoption of the statement will not have a material effect on the company's results of operations or financial position.

           The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussion as well as certain industry-specific guidance. The guidance is effective for the fourth quarter of fiscal 2000 and is required to be adopted effective January 1, 2000 by recording the effect of any prior year revenue transactions affected as a "cumulative effect of a change in accounting principle" as of January 1, 2000. Historical financial statements would be restated to conform to the new guidance as necessary. The company does not expect this new guidance to have a material effect on its results of operations or financial position.

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

(3)    Inventory

           Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                            09/30/00            12/31/99
                                        ---------------      --------------
Raw materials                         $      4,346,964     $     3,296,702
Work-in-process                                581,812             469,875
Finished goods                               2,165,481           1,425,313
                                        ---------------      -------------
   Total inventory                    $      7,094,257     $     5,191,890
                                        ===============     ==============


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

           At December 31, 1999, 549,194 options were outstanding under the company's 1993 Employee Stock Option Plan ("1993 Plan"). The purpose of these options is to provide long-term rewards and incentives to the company's key employees and officers. 87,500 options were issued, no options were exercised, and 39,750 options expired in the first nine months of 2000 under the 1993 Plan. At September 30, 2000, 596,944 options were outstanding under the plan.

           Through July 15, 1998, the company maintained a stock option plan covering non-employee directors (the "1993 Director Plan"). Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan ("1998 Director Plan"), the 1993 Director Plan was frozen. The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock. On July 1 of each year, each individual who at the time was serving as a non-employee director of the company received an automatic grant of options to purchase 2,500 shares of common stock. These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant. The exercise price was the fair market value of the common stock on the date of grant. At September 30, 2000, 55,000 options were outstanding under the 1993 Director Plan.

           Effective July 15, 1998, the company adopted the 1998 Director Stock Option Incentive Plan ("1998 Director Plan") for the benefit of non-employee directors of the company. The 1998 Director Plan provides for options for the issuance of up to 150,000 shares of common stock. These options become exercisable in full six months after the date of grant and expire ten years from the date of grant. In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan. At September 30, 2000, 88,614 options were outstanding under the 1998 Director Plan.

           On April 18, 1998, the company adopted the 1998 Stock Purchase Plan which provides that all employees of the company - who work more than twenty hours per week and more than five months in any calendar year and who are employees on or before the applicable offering period - are eligible to participate. The Stock Purchase Plan is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986. Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld during the six month offering periods ending June 30 and December 31 for the purchase of the company's common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period. The Stock Purchase Plan provides for the issuance of up to 150,000 shares of common stock.

(5)    Earnings Per Share

           Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

           The weighted average number of shares used to compute diluted income per share consisted of the following:


                                                                   THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   ------------------                    -----------------
                                                               09/30/00           09/30/99           9/30/2000         9/30/1999
                                                           ----------------   ----------------   ----------------   ----------------
Weighted average common shares
outstanding - basic                                              4,383,166          4,844,632          4,374,588          4,808,871
Weighted average common equivalent
shares due to stock options                                         10,855             60,119             15,890            109,424
                                                           ----------------   ----------------   ----------------   ----------------
Weighted average common shares oustanding - diluted              4,394,021          4,904,751          4,390,478          4,918,295
                                                           ================   ================   ================   ================


           Diluted weighted average shares outstanding for the three months ended September 30, 2000 and 1999 exclude 632,558 and 352,013 respectively, due to the fact that option prices were greater than the average market price of the common stock.

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



                                 THREE MONTHS ENDED 9/30/00                                THREE MONTHS ENDED 9/30/99
                                 --------------------------                                --------------------------
                      SPECIALTY           PACKAGING         TOTAL UFPT           SPECIALTY         PACKAGING        TOTAL UFPT
                      ---------           ---------         ----------           ---------         ---------        ----------
Net sales        $    9,820,245  $        9,077,947      $  18,898,192            6,241,608    $   8,197,981     $  14,439,589
Net income              (44,484)            264,620            220,136              (42,236)         342,697           300,461

                                 NINE MONTHS ENDED 9/30/00                                   NINE MONTHS ENDED 9/30/99
                                 -------------------------                                   -------------------------

                      SPECIALTY           PACKAGING         TOTAL UFPT           SPECIALTY         PACKAGING        TOTAL UFPT
                      ---------           ---------         ----------           ---------         ---------        ----------
Net sales        $   30,965,219  $       25,632,467      $  56,597,686           18,199,784    $  24,610,159     $  42,809,943
Net income              151,723             574,083            725,806               98,754          933,898         1,032,652


(7)    Acquisition

           On January 14, 2000, the company acquired all of the outstanding common stock of Simco Industries, Inc., located in Roseville, Michigan, for approximately $5.8 million, including expenses. The transaction was financed primarily by utilizing the company's "acquisition" line of credit. Simco is a full service supplier of automotive trim components. In addition, they operate an automotive pattern making and tooling facility. Simco's 1999 sales were approximately $13 million.

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

                                      * * *

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

       Net sales for the three-month period ended September 30, 2000, were $18.9 million or 31% above sales of $14.4 million in the same period last year. Sales for the nine-month period ended September 30, 2000, increased 32% to $56.6 million from $42.8 million last year. The increases in sales are attributable to sales growth within the company's specialty segment primarily due to the acquisition of Simco Industries in January 2000.

GROSS PROFIT

       Gross profit as a percentage of sales (gross margin) decreased in both the three- and nine-month periods ended September 30, 2000, over the respective periods last year. Gross margins for the three-month periods ended September 30, 2000 and 1999, were 23.4% and 24.4%, respectively. Gross margins were 23.5% and 24.9% for the respective nine-month periods. The decreases in gross margin are attributable to the company's continued investment in programs within the specialty products segment, including its acquisition of Simco who operated at lower gross margins than the company's historical average. Management has steadily improved gross margins at Simco, and is striving to continue improving gross margins as it progresses in its integration/turnaround efforts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, General and Administrative expenses ("SG&A") were $3.7 million, or 19.5% of sales, for the three-month period ended September 30, 2000, compared to $2.9 million, or 19.8% of sales, in the same period a year ago. For the nine-month period ended September 30, 2000, SG&A expenses were $11.0 million, or 19.5% of sales, compared to $8.4 million, or 19.7% of sales, in the same period a year ago. The increases in SG&A dollars primarily result from the acquisition of Simco. The improvements in SG&A as a percentage of sales result from economies of scale achieved with sales growth.

OTHER

       Interest expense for the three-month period ended September 30, 2000, increased to $331,000 from $163,000 in the comparable last year period. For the nine-month period ended September 30, 2000, interest expense increased to $924,000 from $476,000 for the same period last year. The increase in both periods is primarily due to higher average borrowings due to the financing of the acquisition of Simco as well as rising interest rates.

       The company's effective tax rates for the three and nine-month periods ended September 30, 2000, were approximately 45.0% compared to approximately 40.0% for the respective periods last year. The increases in the effective tax rate are due to non-deductible goodwill associated with the acquisition of Simco.

LIQUIDITY AND CAPITAL RESOURCES

       The company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

       At September 30, 2000 and December 31, 1999, the company's working capital was approximately $4.2 million and $3.5 million, respectively. During the nine-month period ended September 30, 2000, operations provided cash of $195,000 compared to $19,000 in the same period last year. The increase in cash is primarily a result of improved earnings before interest, taxes and depreciation and amortization ("EBITDA"). Cash used for investing activities of $7.0 million primarily reflects the acquisition of Simco Industries, Inc. as well as purchases of machinery and equipment for production purposes.

       Net cash provided by financing activities for the nine-month period ended September 30, 2000, was approximately $6.5 million compared to approximately $1.5 million in the same period last year. The primary reason for the increase is the financing of the acquisition of Simco.

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

       The company has an $8 million revolving bank loan facility, of which $6.5 million was outstanding on September 30, 2000. Borrowings through this credit facility are unsecured, and bear interest at LIBOR plus a variable spread that ranges from 1.25% to 2.0%, or prime. In addition the company has a $10 million acquisition line of credit of which $8.2 million outstanding at September 30, 2000. At September 30, 2000, the company had capital lease obligations and other notes payable of approximately $1.0 million and $523,000, respectively. At September 30, 2000, the current portion of all debt, including the revolving bank loan, was approximately $7.3 million.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discussion of the company's market risk includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At September 30, 2000, the company's cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The company has debt instruments where interest is based upon the prime rate and, therefore, future operations could be affected by interest rate changes; however, the company believes that the market risk of the debt is minimal.

                           PART II - OTHER INFORMATION

                             UFP TECHNOLOGIES, INC.


Item 1   Legal Proceedings
              No material litigation

Item 2   Changes in Securities
              None

Item 3   Defaults Upon Senior Securities
              None

Item 4   Other Information
              None

Item 5   Exhibits and Reports on Forms 8-K

              (a)  Exhibits furnished:
                     (27)   Financial Data Schedule

              (b)  Reports on Form 8-K:
                     The company did not file a Current Report on Form 8-K during the quarter ended September 30, 2000.

                             UFP TECHNOLOGIES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              UFP TECHNOLOGIES, INC.
                                                   (Registrant)



/s/    November 14, 2000               /s/   R. Jeffrey Bailly
----------------------------------     ----------------------------------------
Date                                   R. Jeffrey Bailly
                                       President, Chief Executive
                                       Officer and Director

/s/    November 14, 2000               /s/   Ronald J. Lataille
----------------------------------     ----------------------------------------
Date                                   Ronald J. Lataille
                                       Vice President,
                                       Chief Financial Officer & Treasurer