Form 10-K
period 2000-12-31
UFP TECHNOLOGIES INC
filed 2001-03-26
CIK 914156

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

   [X]   Annual Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

                   For fiscal year ended DECEMBER 31, 2000 or

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

                                 (978) 352-2200
                (Company's Telephone Number, Including Area Code)

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

       Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

       The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of March 19, 2001, was $3,984,225 based on the closing price of $1.75 on that date on the Nasdaq National Market. As of March 19, 2001, 4,192,733 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrant's Proxy Statement involving the election of directors at the registrant's 2001 annual meeting of stockholders, which is expected to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference in Part III of this report.

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

Examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company's packaging customers, (ii) actions by the Company's competitors and the ability of the Company to respond to such actions, (iii) the ability of UFP Technologies, Inc. (the "Company" or "UFPT") to obtain new customers and (iv) the ability of the Company to execute favorable acquisitions. In addition to the foregoing, the Company's actual future results could differ materially from those projected in the forward-looking statements as a result of risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

       Effective January 14, 2000, the Company purchased all of the outstanding common stock of Simco Industries, Inc. ("Simco"), located in Roseville, Michigan. Simco is a full-service supplier of automotive trim components using its patented Superformed(R) process. This acquisition provides the Company with a key QS 9000 Detroit area location to service its automotive customers as well as advanced molding capabilities.

       Effective November 30, 1998, the Company purchased substantially all of the assets of Pacific Foam Technologies, Inc. ("Pacific Foam"), based in Ventura, California. Pacific Foam designs and manufactures a line of specialty foam products for the health and beauty industry. This acquisition provides the Company with a strategic west coast presence as well as an attractive niche market.

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

MARKET OVERVIEW

       PACKAGING PRODUCTS. The interior cushion packaging market is characterized by three primary sectors: (1) custom fabricated or molded products for low volume, high fragility products; (2) molded or die-cut products for high volume, industrial and consumer goods; and (3) loose fill and commodity packaging materials for products which do not require custom-designed packaging. Packaging products are used to contain, display and/or protect their contents during shipment, handling, storage, marketing and use. The Company serves both the low volume, high fragility market and the high volume industrial and consumer market with a range of product offerings but does not serve the loose fill and commodity packaging market.

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

PACKAGING PRODUCTS

       The Company designs, manufactures and markets a broad range of packaging products primarily using polyethylene, polyurethane and cross-linked polyethylene foams and rigid plastics. These products are custom designed and fabricated or molded to provide protection for less durable, higher value items, and are primarily sold to original equipment and component manufacturers in the computer, electronics, telecommunications, industrial, medical and pharmaceutical markets. Examples of the Company's packaging products include end-cap packs for computers, corner blocks for telecommunications consoles, anti-static foam packs for printed circuit boards, die-cut inserts for attache cases and plastic trays for medical devices and components. Markets for these products are typically characterized by lower to moderate volumes where performance, such as shock absorbency and vibration damping, is valued.

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

       The Company's molded fiber products provide customers with packaging solutions that are more responsive to stringent environmental packaging regulations worldwide and meet the rising demands of environmentally-aware consumers, while simultaneously meeting customer cost and performance objectives.

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

       The Company has two U.S. patents relating to its molded fiber technology (including certain proprietary machine designs) and has patent applications pending with respect to such technology in certain foreign countries and international patent offices. The Company also has U.S. patents relating to its foam and packaging technologies (four), rubber mat technologies, patterned nail file technologies, and superforming processes (two). There can be no assurance that any of the Company's patent applications will be granted, or that any patent or patent application of the Company will provide significant protection for the Company's products and technology, or will not be challenged or circumvented by others. The expiration dates for the Company's patents range from February 2003 through October 2017.

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

BACKLOG

       The Company's backlog as of February 16, 2001, and February 16, 2000 totaled approximately $7.4 million and $8.7 million, respectively, for the Packaging segment, and $5.9 million and $4.5 million respectively for the Specialty segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company's revenues for any period.

EMPLOYEES

       As of February 23, 2001, the Company had a total of 609 full-time employees in both the Specialty segment (18 in engineering, 229 in manufacturing operations, 19 in marketing, sales and support services, and 30 in general and administration) and in the Packaging segment (23 in engineering, 235 in manufacturing, 26 in marketing, sales and support services, and 29 in general and administration). The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

       The following table presents certain information relating to each of the Company's properties:

---------------------------------------------------------------------------------------------------------------------------
                                                   LEASE
                                       SQUARE    EXPIRATION
LOCATION                               FEET        DATE      PRINCIPAL USE
---------------------------------------------------------------------------------------------------------------------------
Georgetown, Massachusetts(5)          54,000      (owned     Headquarters, fabrication, molding, test lab, clean-room,
                                                  by the     and engineering for Specialty segment
                                                 Company)
---------------------------------------------------------------------------------------------------------------------------
Memphis, Tennessee                    11,225      8/1/03     Warehousing for Packaging segment
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Decatur, Alabama(1 + 4)               47,250     12/31/01    Fabrication and engineering for Packaging segment
---------------------------------------------------------------------------------------------------------------------------
Pawcatuck, Connecticut                39,000     12/31/01    Fabrication and engineering for Packaging segment
---------------------------------------------------------------------------------------------------------------------------
Kissimmee, Florida(1 + 4)             49,400     12/31/01    Fabrication, molding, test lab, and engineering for
                                                             Packaging segment
---------------------------------------------------------------------------------------------------------------------------
Atlanta, Georgia                      55,530     10/31/04    Fabrication, molding and engineering for Specialty segment
---------------------------------------------------------------------------------------------------------------------------
Haverhill, Massachusetts              48,772      2/28/03    Flame lamination for Specialty segment
---------------------------------------------------------------------------------------------------------------------------
Raritan, New Jersey                   72,125      2/28/03    Fabrication, molding, test lab, clean-room, and engineering for Packaging segment
---------------------------------------------------------------------------------------------------------------------------
Visalia, California                   37,632      1/1/07     Molded fiber operations and engineering for Packaging segment
---------------------------------------------------------------------------------------------------------------------------
Scarborough, Maine                    29,768      5/31/01    Molded fiber operations and engineering for Packaging segment
---------------------------------------------------------------------------------------------------------------------------
Clinton, Iowa(2)                      62,000      9/1/06     Molded fiber operations for Packaging segment
---------------------------------------------------------------------------------------------------------------------------
Addison, Illinois(3)                  45,000     07/31/02    Fabrication and engineering for Packaging segment
---------------------------------------------------------------------------------------------------------------------------
Ventura, California                   32,546     10/31/01    Fabrication and engineering for Specialty segment
---------------------------------------------------------------------------------------------------------------------------
Macomb Township, Michigan(4)          70,703     12/31/07    Fabrication and engineering for Specialty segment
---------------------------------------------------------------------------------------------------------------------------

1 United Development Company Limited, a Florida limited partnership and an affiliate of certain officers, directors and stockholders of the Company, is the lessor of these properties.

2 The Company has an option to extend the term of this lease for a period of five years.

3 The Company has two options to extend the term of this lease for periods of two years.

4 The Company has an option to extend the term of this lease for a period of three years.

5 Subject to mortgage (see Note 7 of the Notes to the Consolidated Financial Statements).

ITEM 3.  LEGAL PROCEEDINGS

       The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

       None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE

       The Company's Common Stock, $.01 par value (the "Common Stock"), was listed on the Nasdaq Small Cap Market under the symbol "UFPT" and on the Boston Stock Exchange under the symbol "UFP" from December 17, 1993 to July 8, 1996. Thereafter, the Company's Common Stock has been listed on the Nasdaq National Market. The following table sets forth the range of high and low quotations for the Common Stock as reported by Nasdaq for the quarterly periods from January 1, 1999 to December 31, 2000:

                                                                 HIGH        LOW
                                                                 ----        ----
       FISCAL YEAR ENDED DECEMBER 31, 1999
             First Quarter                                     $ 4-1/2      $ 3
             Second Quarter                                      4-1/2        3-3/8
             Third Quarter                                       3-15/16      3-3/16
             Fourth Quarter                                      3-1/2        2-1/4

       FISCAL YEAR ENDED DECEMBER 31, 2000
             First Quarter                                     $ 3-5/8      $ 2-1/4
             Second Quarter                                      3-1/2        2-3/8
             Third Quarter                                       3            1-3/4
             Fourth Quarter                                      2-1/4        1-1/4

NUMBER OF STOCKHOLDERS

       As of February 23, 2001, there were 127 holders of record of the Company's Common Stock.

DIVIDENDS

       The Company did not pay any dividends in 2000. Although prior to becoming a public company in December 1993, the Company had from time to time paid cash dividends on its capital stock, the Company presently intends to retain all of its earnings to provide funds for the operation of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                        YEAR ENDED DECEMBER 31
                                                                        ----------------------
                                                               (in thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:(1)       2000          1999          1998         1997          1996
                                                    ------        ----          ----         ----          ----
Net sales                                        $  74,492       58,801        47,220       45,452        39,359
Gross profit                                        17,621       14,862        13,080       12,252         9,912
Operating income                                     3,385        3,279         3,174        2,934         2,094
Net income                                           1,081        1,693         1,647        1,309         1,262
Diluted earnings per share                       $    0.25         0.35          0.34         0.27          0.26
Weighted average number of diluted shares            4,386        4,896         4,830        4,863         4,874
outstanding

                                                                                DECEMBER 31
                                                                                -----------
CONSOLIDATED BALANCE SHEET DATA:(1)                 2000          1999          1998         1997          1996
                                                    ------        ----          ----         ----          ----
Working capital                                  $   4,139        3,549         2,099        2,579         2,488
Total assets                                        40,352       31,867        29,949       25,195        22,900
Short-term debt and capital lease                    6,084        6,011         5,060        3,525         2,455
obligations
Long-term debt and capital lease obligations,        7,589        2,706         2,123        3,233         3,223
excluding current portion
Total liabilities                                   22,825       15,659        14,053       11,062        10,170
Stockholders' equity                             $  17,527       16,208        15,895       14,133        12,729



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

       For example, the Company's largest customer in the specialty foam products segment informed the Company that it no longer required the Company's products because the customer could satisfy its need internally. This customer accounts for approximately $5.5 million in annual revenues. The Company cannot guarantee that it will find alternative sources for that lost revenue in fiscal 2001. In planning for expected reduced demand in this segment during 2001, the Company has taken steps to reduce its expense levels. Despite these efforts, the Company believes its net income will be adversely affected.

RESULTS OF OPERATIONS

       The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company's consolidated statements of operations:

                                                                              YEARS ENDED DECEMBER 31
                                                                              -----------------------
                                                                     2000             1999              1998
                                                                     ----             ----              ----
         Net sales                                                  100.0%           100.0%            100.0%
         Cost of sales                                               76.3             74.7              72.3
                                                                    -----            -----             -----
              Gross margin                                           23.7             25.3              27.7
         Selling, general and administrative expenses                19.1             19.7              21.0
                                                                    -----            -----             -----
              Operating income                                        4.6              5.6               6.7
         Total other expenses, net                                    1.9              0.8               0.8
                                                                    -----            -----             -----
         Income before income taxes                                   2.7              4.8               5.9
         Provision for income taxes                                   1.2              1.9               2.4
                                                                    -----            -----             -----
         Net income                                                   1.5              2.9               3.5
                                                                    =====            =====             =====

2000 COMPARED TO 1999:

       The Company's net sales increased 26.7% to $74.5 million for the year ended December 31, 2000. Specialty segment sales increased 54.4% to $39.3 million, primarily due to the acquisition of Simco in January 2000. Packaging segment sales increased 5.5% to $35.2 million, primarily due to growth in plastic thermoformed packaging as well as tool control programs.

       Gross profit as a percentage of sales decreased to 23.7% for the year ended December 31, 2000, from 25.3% in 1999. The decrease is due in part to lower gross margins at Simco. Simco's gross margins were dilutive mainly because of a large unprofitable job that was phased out in the third quarter of 2000.

       Selling, General and Administrative Expenses ("SG&A") increased 22.4% to $14.2 million in the year ended December 31, 2000, from $11.6 million in 1999. As a percentage of sales, SG&A decreased to 19.1% in 2000 from 19.7% in 1999. The increase in SG&A dollars is primarily attributable to SG&A at Simco. The decrease in SG&A as a percentage of sales reflects the economies of scale accompanying operations growth.

       Interest increased to $1,221,000 in 2000, from $641,000 in 1999, as a result of higher average borrowings due to the financing of the acquisition of Simco as well as rising interest rates.

       The Company's effective tax rate increased to 46.0% in 2000, from 40.2% in 1999, primarily as a result of non-deductible goodwill amortization at Simco.

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

       Selling, General & Administrative Expenses ("SG&A") increased 16.9% to $11.6 million in 1999, from $9.9 million in 1998. As a percentage of sales, SG&A decreased to 19.7% in 1999, from 21.0% in 1998. The increase in SG&A dollars is primarily attributable to the impact of Pacific Foam. The decrease in SG&A as a percentage of sales reflects the economies of scale accompanying operations growth.

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

       As of December 31, 2000 and 1999, working capital was $4,139,000 and $3,549,000, respectively. The increase in working capital is primarily attributable to increases in accounts receivable. Cash provided from operations was $3,554,000 and $1,258,000 for 2000 and 1999, respectively. Net cash used in investing activities in 2000 was $8,172,000 and was used primarily for the acquisition of Simco of $5,802,000 and capital expenditures of $2,437,000.

       Including amounts due under the revolving credit facility and capital lease obligations, the Company had total debt outstanding of $13,674,000 and $8,718,000 at December 31, 2000 and 1999, respectively. The increase was primarily attributable to the acquisition of Simco. The Company has a $8,000,000 revolving bank line, of which $4,737,000 was outstanding at December 31, 2000. Borrowings through the credit facility are unsecured and bear interest at prime or LIBOR Plus, a margin that can vary from 1.25% to 2.0%. In addition, the Company has a $10,000,000 acquisition line of credit, of which $7,723,000 was outstanding as of December 31, 2000. At December 31, 2000, the Company had capital lease obligations and other notes payable of approximately $706,000 and $508,000, respectively. At December 31, 2000, the current portion of all debt, including the revolving bank loan, was approximately $5,794,000. See Note 7 of Notes to the Consolidated Financial Statements for further discussion of debt.

       On February 23, 2001, the Company purchased 300,000 shares of the Company's stock from Cramer, Berkowitz and Co. at $1.75 per share, for a total amount of $525,000. The purchase was funded by the Company's revolving line of credit.

       The Company has no additional significant capital commitments in 2001, but plans on adding additional machinery to increase capacity or to enhance operating efficiencies in its manufacturing plants. Additionally, the Company may consider the acquisition of companies, technologies or products in 2001, which are complementary to its business. The Company believes that its existing resources, including its revolving loan facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the end of 2001. However, there can be no assurances that such financing will be available at favorable terms, if at all.

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

       Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2000, the Company's cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has two debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       The Board of Directors has appointed Arthur Andersen LLP, independent accountants, to audit the consolidated financial statements of the Company for the year ending December 31, 2001. The Company is advised that no member of Arthur Andersen LLP has any direct financial interest or material indirect financial interest in the Company since the date of its engagement, May 21, 1999, or has had any connection with the Company in the capacity of promoter, underwriter, voting trustee, director, officer or employee since such date.

       KPMG Peat Marwick LLP ("KPMG") served as the independent auditors of the Company for the fiscal year ended December 31, 1998. During the past fiscal year and through and including March 31, 1999, there have been no disagreements between the Company and KPMG on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of the disagreements in connection with its report. Further, the audit reports of KPMG on the financial statements as of and for the years ended December 31, 1998, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

       The Company requested that KPMG furnish a letter addressed to the SEC stating that it agreed with the above statements relating to KPMG. A copy of such letter dated May 27, 1999, was filed as Exhibit 16 to the Company's Report on Form 8-K, dated May 27, 1999.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                                  PAGE
                                                                                                                  ----
(A) (1)         FINANCIAL STATEMENTS
                Index to Consolidated Financial Statements and Financial Statement
                Schedules..........................................................................................F2
                Independent Auditors' Report - 2000 and 1999.......................................................F3
                Independent Auditors' Report - 1998................................................................F4
                Consolidated Balance Sheets as of December 31, 2000 and 1999.......................................F5
                Consolidated Statements of Income for the years ended December 31,
                2000, 1999, and 1998...............................................................................F6
                Consolidated Statements of Stockholders' Equity for the years ended
                December 31, 2000, 1999, and 1998..................................................................F7
                Consolidated Statements of Cash Flows for the years ended December 31,
                2000, 1999, and 1998...............................................................................F8
                Notes to Consolidated Financial Statements...................................................F9 - F24

(A) (2)         FINANCIAL STATEMENT SCHEDULES

                Schedule II - Valuation and Qualifying Accounts...................................................F25

(A) (3)         EXHIBITS

                 NUMBER                                                                                   REFERENCE
                 ------                                                                                   ---------
                   2.01      Agreement and Plan of Reorganization among the Company, Moulded Fibre        A-2.01**
                             Technology, Inc. and UFP Acquisition, Inc.
                   2.02      Agreement of Merger between Moulded Fibre Technology, Inc. and UFP           C-2.02**
                             Acquisition, Inc.
                   2.03      Merger Agreement relating to the reincorporation of the Company in           A-2.02
                             Delaware.
                   2.04      Asset Purchase Agreement relating to the purchase of FCE.                    I-2**
                   2.05      Asset Purchase Agreement relating to the purchase of the assets of           O-2.05
                             Pacific Foam Technologies, Inc.
                   2.06      Stock Purchase Agreement dated January 14, 2000, relating to the             P-2.01**
                             acquisition of the stock of Simco Industries, Inc. by the Company.
                   3.01      Certificate of Incorporation of the Company, as amended.                     F-3.01**
                   3.02      Bylaws of the Company.                                                       A-3.02**
                   4.01      Specimen Certificate for shares of the Company's Common Stock.               A-4.01**

                 NUMBER                                                                                   REFERENCE
                 ------                                                                                   ---------
                   4.02      Description of Capital Stock (contained in the Certificate of                A-4.02**
                             Incorporation of the Company, filed as Exhibit 3.01).
                   4.04      Rights Agreement (including the Certificate of
                             Designation and form of Rights Certificate                                   J-4**
                             attached as Exhibits A and B, respectively,
                             thereto) between the Registrant and American Stock
                             Transfer & Trust Company, as Rights Agent, dated as
                             of January 13, 1999.
                   10.02     $1,000,000 Mortgage and Promissory Note issued by the Company in favor       A-10.02**
                             of Gloucester Bank & Trust Company.
                   10.06     Alabama Leasehold Mortgage of United Development Company Limited to          A-10.06**
                             First American Bank.
                   10.07     Guaranty of the Company in favor of First American Bank for the benefit      A-10.07**
                             of United Development Company Limited.
                   10.08     Agreement between the Company and William H. Shaw.                           A-10.08**
                   10.09     Agreement and Severance Agreement between the Company and Richard L.         A-10.09**
                             Bailly.
                   10.18     Employee Stock Purchase Plan.                                                A-10.18**
                   10.19     1993 Combined Stock Option Plan, as amended.                                 K-4.5* **
                   10.20     1993 Nonemployee Director Stock Option Plan.                                 B-4.5**
                   10.21     Facility Lease between the Company and United Development Company            A-10.21**
                             Limited.
                   10.22     Facility Lease between the Company and Raritan Associates.                   A-10.22**
                   10.23     Facility Sublease between the Company and United Development Company         A-10.23**
                             Limited.
                   10.25     Facility lease between the Company and Flanders Properties.                  A-10.25**
                   10.26     Amendment to facility lease between the Company and Flanders Properties.     A-10.26**
                   10.27     Facility Lease between the Company and Dana Evans d/b/a Evans                A-10.27**
                             Enterprises.
                   10.28     Facility Lease between Moulded Fibre Technology, Inc. and J.B. Brown &       A-10.28**
                             Sons.
                   10.29     Facility Lease between the Company and Cole Taylor Bank, as                  G-10.29**
                             Trustee
                   10.30     Form of Indemnification Agreement for directors and officers of the          A-10.30**
                             Company.
                   10.32     Promissory Note of United Development Company Limited in favor of the        A-10.32**
                             Company.
                   10.33     Form of Representative's Warrant Agreement.                                  A-10.33**

                 NUMBER                                                                                   REFERENCE
                 ------                                                                                   ---------
                   10.34     Facility Lease between Moulded Fibre Technology, Inc. and Lincoln            C-10.34**
                             Gilroy II and Patrician Associates, Inc.
                   10.35     Facility Lease between the Company and M.D. Hodges Enterprises, Inc.         D-10.35**
                   10.36     Facility Lease between Moulded Fibre Technology, Inc. and Dead River         D-10.36**
                             Properties.
                   10.37     Facility Lease between the Company and Clinton Area Development              G-10.37**
                             Corporation.
                   10.38.7   First Amendment to Credit Agreement, dated May 31, 1995, between the         F-10.38.7**
                             Company and BayBank.
                   10.38.8   Amended and Restated Revolving Credit Note, dated May 31, 1996, between      F-10.38.8**
                             the Company and BayBank.
                   10.38.9   Amended and Restated Equipment Note, dated May 31, 1996, between the         F-10.38.9**
                             Company and BayBank.
                   10.38.10  Third Amendment, dated July 6, 1998, to Credit Agreement, dated              O-10.38.10
                             May 31, 1995, between the Company and BankBoston.
                   10.38.20  Loan Agreement, dated August 13, 1999, between the Company and Citizens      Q-1038.20
                             Bank of Massachusetts
                   10.38.30  Supply Agreement, dated January 1, 1999, between the Company and             Q-1038.30
                             Woodbridge Foam Corporation
                   10.39     Employment Agreement with R. Jeffrey Bailly dated April 4, 1995.             H-10.37**
                   10.40     1998 Director Stock Option Incentive Plan                                    L**
                   10.41     1998 Employee Stock Purchase Plan.                                           M**
                   10.42     Stock Repurchase Agreement, dated December 17, 1999                          Q-10.42
                   10.43     Facility Lease between the Company and Quadrate Development, LLC             Filed herewith
                   10.44     Stock Repurchase Agreement dated February 20, 2001                           Filed herewith
                   21.01     Subsidiaries of the Company.                                                 N-21.01**
                   23.01     Consent of Arthur Andersen LLP                                               Filed herewith
                   23.02     Consent of KPMG LLP                                                          Filed herewith

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

Q. Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The number set forth herein is the number of the Exhibit in said annual report.

*      Management contract or compensatory plan or arrangement.

** In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.


(B)      REPORTS ON FORM 8-K

       The Company did not file any current reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         UFP TECHNOLOGIES, INC.

Date:  MARCH 26, 2001               by: /s/ R. JEFFREY BAILLY
       --------------                  --------------------------------
                                       R. Jeffrey Bailly, President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                                      TITLE                                                DATE
---------                                      -----                                                ----
/s/ R. Jeffrey Bailly                          President, Chief Executive,                          March 26, 2001
------------------------------------------     Officer and Director                                 --------------
R. Jeffrey Bailly

/s/ William H. Shaw                            Chairman of the Board of Directors                   March 26, 2001
------------------------------------------                                                          --------------
William H. Shaw


/s/ Ronald J. Lataille                         Chief Financial Officer, Vice President,             March 26, 2001
------------------------------------------     Principal Accounting Officer                         --------------
Ronald J. Lataille


/s/ Richard L. Bailly                          Director                                             March 26, 2001
------------------------------------------                                                          --------------
Richard L. Bailly


/s/ William C. Curry                           Director                                             March 26, 2001
------------------------------------------                                                          --------------
William C. Curry


/s/ Michael J. Ross                            Director                                             March 26, 2001
------------------------------------------                                                          --------------
Michael J. Ross


/s/ Kenneth L. Gestal                          Director                                             March 26, 2001
------------------------------------------                                                          --------------
Kenneth L. Gestal


/s/ Peter R. Worrell                           Director                                             March 26, 2001
------------------------------------------                                                          --------------
Peter R. Worrell

                             UFP TECHNOLOGIES, INC.

                 Consolidated Financial Statements and Schedule

                           December 31, 2000 and 1999


                    With Independent Auditors' Report Thereon

                             UFP TECHNOLOGIES, INC.

   Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                                                               PAGE
                                                                                                               ----
Independent Auditors' Reports                                                                                 F3 - F4

Consolidated Balance Sheets as of December 31, 2000 and 1999                                                       F5

Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998                             F6

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998              F7

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998                        F8

Notes to Consolidated Financial Statements                                                                   F9 - F24

SCHEDULE

     Schedule II - Valuation and Qualifying Accounts                                                              F25

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
UFP Technologies, Inc.:


       We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc., a Delaware corporation, and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UFP Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

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


Arthur Andersen LLP
Boston, Massachusetts
February 9, 2001

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
UFP Technologies, Inc.:

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of UFP Technologies, Inc. and subsidiary for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of UFP Technologies, Inc and subsidiary for the year ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the 1998 consolidated financial statements taken as a whole. The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, the information with respect to the year ended December 31, 1998 is fairly stated in all material respects in relation to the basic 1998 consolidated financial statements taken as a whole.


KPMG LLP


Boston, Massachusetts
February 25, 1999

UFP TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31
                                                                     -----------------------------
                                                                          2000             1999
                                  ASSETS
Current assets:

   Cash and cash equivalents                                          $     94,051         348,729
   Receivables, net                                                     10,692,979       9,676,900
   Inventories                                                           6,779,950       5,191,890
   Prepaid expenses                                                        371,998         317,266
   Deferred income taxes                                                   574,000         220,676
                                                                      ------------      ----------
                    Total current assets                                18,512,978      15,755,461
                                                                      ------------      ----------
Property, plant and equipment                                           25,917,992      21,650,486
   Less accumulated depreciation and amortization                      (13,464,427)    (11,084,036)
                                                                      ------------      ----------
                    Net property, plant and equipment                   12,453,565      10,566,450
                                                                      ------------      ----------
Cash surrender value of officers' life insurance                           191,819         293,579
Investment in and advances to affiliated partnership                       200,194         214,745
Deferred income taxes                                                    1,635,219          48,416
Goodwill, net                                                            6,724,907       4,524,285
Other assets                                                               633,722         464,427
                                                                      ------------      ----------
                    Total assets                                      $ 40,352,404      31,867,363
                                                                      ============      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Notes payable                                                      $  4,736,754       5,000,000
   Current installments of long-term debt                                1,057,150          63,916
   Current installments of capital lease obligations                       290,554         947,429
   Accounts payable                                                      4,439,577       2,438,045
   Accrued taxes and other expenses                                      3,849,817       3,757,412
                                                                      ------------      ----------
                    Total current liabilities                           14,373,852      12,206,802
                                                                      ------------      ----------
Long-term debt, excluding current installments                           7,174,311       2,111,076
Capital lease obligations, excluding current installments                  415,156         595,232
Retirement and other liabilities                                           861,645         745,840
                                                                      ------------      ----------
                    Total liabilities                                   22,824,964      15,658,950
                                                                      ------------      ----------
Commitments and contingencies

Stockholders' equity
Preferred stock, $.01 value.  Authorized 1,000,000 shares;
  no shares issued or outstanding                                             --              --
Common stock, $.01 value.  Authorized 20,000,000; issued and
  outstanding 4,388,370 shares in 2000 and 4,294,632 shares in 1999         43,884          42,946
Additional paid-in capital                                               8,474,533       8,237,558
Retained earnings                                                        9,009,023       7,927,909
                                                                      ------------      ----------
                    Total stockholders' equity                          17,527,440      16,208,413
                                                                      ------------      ----------
                    Total liabilities and stockholders' equity        $ 40,352,404      31,867,363
                                                                      ============      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             UFP TECHNOLOGIES, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                               YEARS ENDED DECEMBER 31
                                                      --------------------------------------------
                                                           2000            1999           1998

Net sales                                             $ 74,491,669      58,801,063      47,220,174
Cost of sales                                           56,870,392      43,939,268      34,140,005
                                                      ------------      ----------      ----------
      Gross profit                                      17,621,277      14,861,795      13,080,169

Selling, general and administrative expenses            14,236,234      11,582,430       9,905,996
                                                      ------------      ----------      ----------
      Operating income                                   3,385,043       3,279,365       3,174,173
                                                      ------------      ----------      ----------
Other income (expense):
   Interest expense                                     (1,220,697)       (640,763)       (447,282)
   Equity in net income of unconsolidated partnerships      29,518          22,013          20,904
   Other, net                                             (191,799)        169,130          40,170
                                                      ------------      ----------      ----------
      Total other expense                               (1,382,978)       (449,620)       (386,208)
                                                      ------------      ----------      ----------

      Income before income tax provision                 2,002,065       2,829,745       2,787,965
Income tax provision                                       920,951       1,136,328       1,141,000
                                                      ------------      ----------      ----------
      Net income                                      $  1,081,114       1,693,417       1,646,965
                                                      ============      ==========      ==========

Net income per share:
   Basic                                              $       0.25            0.35            0.35
                                                      ============      ==========      ==========
   Diluted                                            $       0.25            0.35            0.34
                                                      ============      ==========      ==========
Weighted average common shares:
   Basic                                                 4,374,271       4,808,640       4,682,210
                                                      ============      ==========      ==========
   Diluted                                               4,386,441       4,895,935       4,830,236
                                                      ============      ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             UFP TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                   COMMON STOCK             ADDITIONAL                      TOTAL
                                             -------------------------       PAID-IN        RETAINED      STOCKHOLDERS'
                                               SHARES         AMOUNT         CAPITAL         EARNINGS       EQUITY
                                             ---------    ------------    ------------    ------------   --------------

Balance at December 31, 1997                 4,666,354    $     46,664    $  9,499,019    $  4,587,527   $ 14,133,210
   Sale of common stock through incentive
     stock option plan                          30,000             300          70,950            --           71,250
   Stock issued in lieu of compensation         11,000             110          43,890            --           44,000
   Net income                                     --              --              --         1,646,965      1,646,965
                                             ---------    ------------    ------------    ------------   ------------
Balance at December 31, 1998                 4,707,354    $     47,074    $  9,613,859    $  6,234,492   $ 15,895,425
                                             ---------    ------------    ------------    ------------   ------------
   Sale of common stock through incentive
     stock option plan                          85,345             853          34,846            --           35,699
   Employee Stock Purchase Plan                 28,985             290          78,151            --           78,441
   Stock retirement                            (18,052)           (181)        (77,387)           --          (77,568)
   Stock issued in lieu of compensation         61,000             610         185,514            --          186,124
   Stock repurchased                          (570,000)         (5,700)     (1,597,425)           --       (1,603,125)
   Net income                                     --              --              --         1,693,417      1,693,417
                                             ---------    ------------    ------------    ------------   ------------
Balance at December 31, 1999                 4,294,632    $     42,946    $  8,237,558    $  7,927,909   $ 16,208,413
                                             =========    ============    ============    ============   ============
   Employee Stock Purchase Plan                 33,288             333          66,518            --           66,851
   Stock issued in lieu of compensation         60,500             605         170,457            --          171,062
   Net income                                     --              --              --         1,081,114      1,081,114
                                             ---------    ------------    ------------    ------------   ------------
Balance at December 31, 2000                 4,388,420    $     43,884    $  8,474,533    $  9,009,023   $ 17,527,440
                                             =========    ============    ============    ============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                             UFP TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           YEARS ENDED DECEMBER 31
                                                           -----------------------
                                                      2000            1999           1998
                                                      ----            ----           ----
Cash flows from operating activities:
  Net income                                         $ 1,081,114      1,693,417      1,646,965
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                        3,080,927      2,299,673      1,899,915
  Equity in net income of unconsolidated
    affiliate and partnership                            (29,518)       (22,013)       (20,904)
  (Gain) loss on disposal of property, plant
    and equipment                                        191,799       (169,130)       (40,170)
  Stock issued in lieu of compensation                   171,062        186,124         44,000
  Deferred income taxes                                     --          330,908        156,000
  Changes in operating assets and liabilities,
    net of effects from acquisition:
    Receivables, net                                   2,064,391     (1,809,253)      (584,334)
    Inventories                                           47,302     (1,100,120)       (60,601)
    Prepaid expenses                                       4,727          1,925       (196,339)
    Accounts payable                                  (1,606,556)      (151,447)       308,615
    Accrued taxes and other expenses                  (1,507,621)       346,483        976,495
    Retirement and other liabilities                       8,850       (164,498)       165,172
    Cash surrender value of officers'
     life insurance                                      127,565        (75,552)       134,550
    Increase in other assets                             (80,259)      (108,640)      (168,618)
                                                      ----------     ----------     ----------
      Net cash provided by operating activities        3,553,783      1,257,877      4,260,746
                                                      ----------     ----------     ----------
Cash flows from investing activities:
  Additions to property, plant and equipment          (2,436,927)    (1,948,968)    (1,562,135)
  Acquisition of operating assets, less cash
    acquired                                          (5,802,123)          --       (2,293,506)
  Payments received on advances to
    affiliated partnership                                44,069         25,792         42,744
  Proceeds from disposal of property,
    plant and equipment                                   23,000        534,350        290,170
                                                      ----------     ----------     ----------
    Net cash used in investing activities             (8,171,981)    (1,388,826)    (3,522,727)
                                                      ----------     ----------     ----------
Cash flows from financing activities:
  Net borrowings under notes payable                    (263,246)       850,000        713,413
  Proceeds from long-term borrowings                   6,120,000      1,603,125           --
  Capital stock repurchase                                  --       (1,603,125)          --
  Proceeds from sale of common stock                      66,851         36,572         71,250
  Principal repayment of long-term debt                  (63,531)       (56,222)      (359,077)
  Principal repayment of obligations under
    capital leases                                    (1,496,554)      (863,028)      (884,701)
                                                     -----------     ----------     ----------
      Net cash (used in) provided by financing
        activities                                     4,363,520        (32,678)      (459,115)
                                                     -----------     ----------     ----------
Net change in cash and cash equivalents                 (254,678)      (163,627)       278,904
Cash and cash equivalents at beginning of year           348,729        512,356        233,452
                                                     -----------     ----------     ----------
Cash and cash equivalents at end of year             $    94,051        348,729        512,356
                                                     ===========     ==========     ==========

See accompanying notes to consolidated financial statements.

                             UFP TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       UFP Technologies, Inc. designs and manufactures a broad range of packaging and specialty foam products for a variety of industrial and consumer markets.

       (a)  PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc. and its wholly owned subsidiaries, Moulded Fibre Technology, Inc. (MFT), Simco Automotive Trim, and Simco Automotive Technology. All significant intercompany balances and transactions have been eliminated in consolidation.

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

       (d)  INCOME TAXES

            The Company's income taxes are accounted for under the asset and liability method of accounting. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax expense (benefit) results from the net change during the year in deferred tax assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (e)  SALES

            Product sales are recorded at the time of shipment and when persuasive evidence of an arrangement exists, performance of seller's obligation is complete, seller's price to the buyer is fixed or determinable, and collectabillity is reasonably assured. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, on December 3, 1999. This SAB provides additional guidance on the accounting for revenue recognition, including both broad conceptual discussions as well as certain industry-specific guidance. The guidance is effective for the first quarter of fiscal 2000, and is required to be adopted by recording the effect of any prior revenue transaction affected as a "cumulative effect of a change in accounting principle" as of January 1, 2000. This new guidance did not have a material effect on the Company's results of operations or financial position for Fiscal 2000.

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

       (g)  INTANGIBLE ASSETS

            In accordance with Statement of Financial Accounting Standards
            (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and APB Opinion No. 17, INTANGIBLE ASSETS, the Company reviews long-lived assets and all intangible assets (including goodwill) for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. At December 31, 2000, no impairment has been identified.

            Goodwill is being amortized on a straight-line basis over a 20-year period. Accumulated amortization was $1,809,409 and $1,258,699 as of December 31, 2000 and 1999, respectively.

       (h)  CASH AND CASH EQUIVALENTS

            The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

       (i)  COMPREHENSIVE INCOME

            The Company has adopted the provisions of SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which established standards for reporting and display of comprehensive income and its components. Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. Comprehensive income equaled net income for all periods presented.

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

       (k)  SEGMENTS AND RELATED INFORMATION

            The Company has adopted the provisions of SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which established standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports.

       (l)  RECENT ACCOUNT PRONOUNCEMENTS

            SFAS No. 133, as amended by SFAS No. 137 and No. 138, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier adoption allowed. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for gains or losses resulting from changes in the values of a derivative depends on whether it qualifies for hedge accounting. The effect of the adoption of SFAS No. 133 as of January 1, 2001, will not be material.

       (m)  RECLASSIFICATIONS

            Certain prior year account balances have been reclassified to conform to the 2000 presentation.

(2)    SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for interest and income taxes is as follows:

                                                   YEARS ENDED DECEMBER 31
                                                   -----------------------
                                               2000           1999          1998
                                               ----           ----          ----
       Interest                            $ 1,267,282        623,855       512,190
                                           ===========     ==========    ==========
       Income taxes                        $   926,759        964,985       643,261
                                           ===========     ==========    ==========

       During 1998, the Company renegotiated the terms of a facility lease which was leased from a limited partnership in which the Company and one of its officers are partners. This lease was previously treated as a capital lease. Based on the terms of the new lease agreement, the lease is no longer a capital lease. Consequently, the Company wrote off the related building and improvements and associated capital lease obligation of $247,834 (see Note 14).

(3)    RECEIVABLES

       Receivables consist of the following:

                                                                      DECEMBER 31
                                                            ------------------------------
                                                                2000                1999
                                                                ----                ----
       Accounts receivable - trade                          $ 11,086,155         9,615,088
       Employee advances and other receivables                    19,275           427,620
                                                            ------------        ----------
                                                              11,105,430        10,042,708
       Less allowance for doubtful receivables                  (412,451)         (365,808)
                                                            ------------        ----------
                                                            $ 10,692,979         9,676,900
                                                            ============        ==========

(4)    INVENTORIES

       Inventories consist of the following:

                                                                      DECEMBER 31
                                                            ------------------------------
                                                                2000                1999
                                                                ----                ----
       Raw materials                                        $ 4,242,874          3,296,702
       Work in process                                          785,848            469,875
       Finished goods                                         1,751,228          1,425,313
                                                            ------------        ----------
                                                            $ 6,779,950          5,191,890
                                                            ============        ==========

(5)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment consist of the following:

                                                                      DECEMBER 31
                                                            ------------------------------
                                                                2000                1999
                                                                ----                ----
       Land                                                 $    85,319             85,319
       Buildings and improvements                             1,951,262          1,920,842
       Leasehold improvements                                 1,889,922          1,451,999
       Equipment                                             19,522,054         16,283,270
       Furniture and fixtures                                 2,047,986          1,606,314
       Construction in progress - equipment                     421,449            302,742
                                                            ------------        ----------
                                                            $25,917,992         21,650,486
                                                            ============        ==========

(6)    INVESTMENT IN AND ADVANCES TO AFFILIATED PARTNERSHIP

       The Company has an ownership interest in a realty limited partnership, United Development Company Limited. This investment is accounted for under the equity method at cost, plus the Company's proportionate share of the limited partnership's income, less any distributions received from the limited partnership. The Company's proportionate share of the limited partnership's net income was $22,000, $22,013, and $18,410 in 2000, 1999, and 1998, respectively.

       On December 31, 1998, United Development Company Limited executed and delivered to the Company a term note in the amount of $99,750 to evidence advances received from the Company. This note accrues interest at 9.75% and is repayable in monthly installments of $2,107.

(7)    INDEBTEDNESS

       On August 13, 1999, the Company entered into a new banking arrangement. At December 31, 2000, the Company may borrow up to $8,000,000 under a revolving line of credit at the bank's prime lending rate (9.5% at December 31, 2000) or LIBOR plus 1.5%. Amounts borrowed under this arrangement are due on demand and are unsecured. At December 31, 2000 and 1999, borrowings under this arrangement were $4,736,754 and $5,000,000, respectively. The Company also may borrow up to $10,000,000 under an "Acquisition" line of credit, with interest based on the bank's prime lending rate of 9.5% or LIBOR plus 1.5%. Amounts under this arrangement are payable over five to seven years, and are unsecured. At December 31, 2000, the Company had borrowings under this arrangement of $7,723,125.

       Under the terms of the new banking agreement, the Company is required to comply with a number of affirmative and negative covenants. Among other things, the Company must satisfy certain financial covenants and ratios, including debt service and leverage ratios. As of December 31, 2000, the Company is in compliance with these covenants.

       Long-term debt consists of the following:

                                                                      DECEMBER 31
                                                            ------------------------------
                                                                2000                1999
                                                                ----                ----
       9.32% mortgage note payable in monthly
       installments of $9,133 including interest,
       maturing in 2007; secured by real estate             $   508,336            571,867
       Note payable - acquisition                             7,723,125          1,603,125
                                                            ------------        ----------
         Total long-term debt                                 8,231,461          2,174,992
       Less current installments                              1,057,150             63,916
                                                            ------------        ----------
         Long-term debt, excluding current
         installments                                       $ 7,174,311          2,111,076
                                                            ============        ==========

       Aggregate maturities of long-term debt are as follows:

       Year ending December 31:
         2001                                               $ 1,057,150
         2002                                                 1,263,400
         2003                                                 1,269,400
         2004                                                 1,276,000
         Thereafter                                           3,365,511
                                                            ------------
                                                            $ 8,231,461
                                                            ============

(8)    ACCRUED TAXES AND OTHER EXPENSES

       Accrued taxes and other expenses consist of the following:

                                                                      DECEMBER 31
                                                            ------------------------------
                                                                2000                1999
                                                                ----                ----
Compensation                                                $   954,017            877,028
Benefits                                                        710,175            612,949
Federal and state income tax                                      5,537            351,458
Paid time off                                                   401,289            347,290
Workers Compensation                                            146,047            146,047
Other                                                         1,632,752          1,422,640
                                                            -----------         ----------
                                                            $ 3,849,817          3,757,412
                                                            ===========         ==========

(9)    INCOME TAXES

       The Company's income tax provision for the years ended December 31, 2000, 1999, and 1998 consists of:

                                         YEARS ENDED DECEMBER 31
                                       2000        1999        1998
                                       ----        ----        ----
       Current:

         Federal                    $ 394,000     587,000     830,000
         State                        160,000     218,000     155,000
                                    ---------   ---------   ---------
                                      554,000     805,000     985,000
                                    ---------   ---------   ---------
       Deferred:

         Federal                      362,000     327,000     145,000
         State                          5,000       4,000      11,000
                                    ---------   ---------   ---------
                                      367,000     331,000     156,000
                                    ---------   ---------   ---------
       Total income tax provision   $ 921,000   1,136,000   1,141,000
                                    ---------   ---------   ---------

       At December 31, 2000, the Company has net operating loss carryforwards for income tax purposes of approximately $6,884,000, which are available to offset future taxable income and expire during the years ending December 31, 2006 through 2019.

       The future benefit of the net operating loss carryforwards in any year is limited to $600,000 under the provisions of the Tax Reform Act of 1986, which imposes an annual limitation on the amount that can offset taxable income due to the change in ownership of MFT and Simco.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                               DECEMBER 31
                                                           2000          1999
                                                           ----          ----
       Deferred tax assets related to:
         Reserves not currently deductible                430,000      212,000
         Compensation programs                            144,000        9,000
         Retirement liability                             307,000      262,000
         Net operating loss carryforwards               2,341,000      695,000
         Other                                            222,000       58,000
                                                       ----------   ----------
                                                        3,444,000    1,236,000
                                                       ----------   ----------
       Deferred tax liabilities related to:
         Excess of book over tax basis of fixed assets    631,000      543,000
         Investee tax loss in excess of book losses       105,000      121,000
         Capital leases                                   499,000      303,000
                                                       ----------   ----------
                                                        1,235,000      967,000
                                                       ----------   ----------
               Net deferred tax assets                 $2,209,000   $  269,000
                                                       ==========   ==========

       The amount recorded as net deferred tax assets as of December 31, 2000 and 1999 represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company believes that the net deferred tax asset of $2,209,000 at December 31, 2000, is more likely than not to be realized in the carryforward period. The Company's U.S. taxable income before application of net operating loss carryforwards was approximately $1,850,000, $2,334,000, and $2,710,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Management reviews the recoverability of deferred tax assets during each reporting period.

       Actual tax provision for the years presented differs from "expected" tax provision for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:

                                                       YEARS ENDED DECEMBER 31
                                                       ------------------------
                                                       2000     1999     1998
                                                       ----     ----     ----
       Computed "expected" tax rate                    34.0%    34.0%    34.0%
       Increase (decrease) in income taxes
         resulting from:
           State taxes, net of federal tax benefit      5.4      5.2      3.9
           Officers' life insurance                     0.2      0.5      0.5
           Amortization of goodwill                     7.1      1.9      1.9
           Other                                       (0.7)    (1.4)     0.6
                                                       ----     ----     ----
             Effective tax rate                        46.0%    40.2%    40.9%
                                                       ====     ====     ====

(10)   NET INCOME PER SHARE

       Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute diluted income per share consisted of the following:

                                                       YEARS ENDED DECEMBER 31
                                                       -----------------------
                                                   2000        1999         1998
                                                   ----        ----         ----
       Weighted average common shares
         outstanding during the year             4,374,271   4,808,640   4,682,210
       Weighted average common equivalent
         shares due to stock options                12,170      87,295     148,026
                                                 ---------   ---------   ---------
                                                 4,386,441   4,895,935   4,830,236
                                                 =========   =========   =========

       Diluted weighted average shares outstanding for 2000, 1999, and 1998, exclude 595,082, 316,517, and 490,820, respectively, due to the fact that the option prices were greater than the average market price of the common stock.

(11)   STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

       The Company maintains a stock option plan to provide long-term rewards and incentives to the Company's key employees, officers, employee directors, consultants and advisors. The plan provides for either nonqualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock. The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for nonqualified stock options shall be determined by the Stock Option Committee. Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the option. At December 31, 2000, 621,944 options were outstanding under the plan.

       Through July 15, 1998, the Company maintained a stock option plan covering nonemployee directors (the "1993 Director Plan"). Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan ("1998 Director Plan"), the 1993 Director Plan was frozen. The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock. On July 1 of each year, each individual who at the time was serving as a nonemployee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock. These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant. The exercise price was the fair market value of the common stock on the date of grant. At December 31, 2000, 55,000 options were outstanding under the 1993 Director Plan.

       Effective July 15, 1998, subject to shareholder approval, the Company adopted the 1998 Director Stock Option Incentive Plan ("1998 Director Plan") for the benefit of non-employee directors of the Company. The 1998 Director Plan provides for options for the issuance of up to 300,000 shares of common stock. These options become exercisable in full six months after the date of grant and expire ten years from the date of grant. In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan. At December 31, 2000, 88,614 options were outstanding under the 1998 Director Plan.

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

       The Company's pro forma information is as follows:

                                                                       YEARS ENDED DECEMBER 31
                                                           -------------------------------------------
                                                                2000           1999            1998
                                                                ----           ----            ----
       Net income as reported                              $ 1,081,114     $ 1,693,417     $ 1,646,965
       Pro forma net income                                    767,047       1,338,621       1,322,286
       Basic net income per share as reported                     0.25            0.35            0.35
       Pro forma basic net income per share                       0.18            0.28            0.28
       Diluted net income per share as reported                   0.25            0.35            0.34
       Pro forma diluted net income per share                     0.17            0.27            0.27

       The effect of applying SFAS 123 as shown above in the pro forma disclosures is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to 1995.

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in 2000, 1999, and 1998, respectively: no dividend yield for each year; expected volatility of 92%, 86%, and 86%; risk-free interest rates of 5.1%, 6.7%, and 4.7%; and expected lives of 5.44, 5.28, and 5.59 years.

       The following is a summary of stock option activity under all plans:

                                                     SHARES      WEIGHTED AVERAGE
                                                  UNDER OPTIONS   EXERCISE PRICE
       Outstanding at December 31, 1997              737,500      $   3.52
            Granted                                  157,300          3.74
            Exercised                                (30,000)         2.38
            Canceled or expired                      (25,000)         4.28
       Outstanding at December 31, 1998              839,800      $   3.52
            Granted                                  182,844          3.69
            Exercised                               (150,250)         2.16
            Canceled or expired                     (220,000)         4.74
       Outstanding at December 31, 1999              652,394      $   3.45
            Granted                                  152,914          2.62
            Exercised                                      0             0
            Canceled or expired                      (39,750)         3.25
       Outstanding at December 31, 2000              765,558      $   3.30

       The weighted-average fair value of options granted during 2000, 1999, and 1998 was $1.99, $2.72, and $2.70, respectively. As of December 31, 2000,
       507,836 of the outstanding options were exercisable.

       The following is a summary of information relating to stock options outstanding at December 31, 2000:

                                  OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                        ------------------------------------------------------------  -------------------------------------
            RANGE OF                            WEIGHTED AVERAGE                            NUMBER
            EXERCISE      NUMBER OUTSTANDING       REMAINING        WEIGHTED AVERAGE    EXERCISABLE AT     WEIGHTED AVERAGE
             PRICES     AT DECEMBER 31, 2000    CONTRACTUAL LIFE     EXERCISE PRICE   DECEMBER 31, 2000     EXERCISE PRICE
           ---------    --------------------   -----------------    ----------------  -----------------    ----------------
           $ 2-3                  220,914            5.3 years          $ 2.36             120,914             $ 2.26
             3-4                  406,700            4.1 years          $ 3.38             281,700             $ 3.38
             4-5                  125,444            5.0 years          $ 4.39              92,722             $ 4.35
             6-7                   12,500            5.5 years          $ 6.13              12,500             $ 6.13
                                  -------                                                  -------
                                  765,558            4.6 years          $ 3.30             507,836             $ 3.36
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

       On December 16, 1998, the Company's Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock at management's discretion either in the open market or in privately negotiated transactions. The repurchased stock is expected to be used for general corporate purposes, including the issuance of shares in connection with employee benefit plans. During 1999, 570,000 shares were repurchased for $1,603,125 and retired.

(13)   SUPPLEMENTAL RETIREMENT PLAN

       The Company has a supplemental retirement plan for one of its key officers and a retired officer which will provide an annual benefit to these individuals over a 12-year period following separation from employment. The Company recorded an expense of $60,000 in 1999 and 1998 in accordance with this plan, which includes both current costs and prior service costs for these individuals. No expense was recorded in 2000. The present value of the supplemental retirement obligation has been calculated using an 8.5% discount rate.

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

       The Company has noncancelable operating leases for its other facilities that expire through 2004. Certain of the leases contain escalation clauses which require payments of additional rent to the extent of increases in related operating costs. The Company also leases various equipment under capital leases which expire through 2002

       Included in property, plant and equipment are the following amounts held under capital lease:

                                                  DECEMBER 31
                                            -----------------------
                                            2000               1999
                                            ----               ----
       Buildings and improvements        $      --               --
       Equipment                             778,558        3,726,320
                                         -----------        ---------
                                             778,558        3,726,320
       Less accumulated amortization        (169,632)      (1,133,010)
                                         -----------        ---------
                                         $   608,926        2,593,310
                                         ===========        =========


       Future minimum lease payments under noncancelable operating leases and the present value of future minimum lease payments under capital leases as of December 31, 2000, are as follows:

                                                                CAPITAL         OPERATING
       YEAR ENDING DECEMBER 31:                                 LEASES           LEASES
                                                                -------         ---------
         2001                                                   328,167         2,037,957
         2002                                                   279,856         1,505,759
         2003                                                    86,456         1,034,083
         2004                                                    72,046           920,260
         Beyond                                                      --         1,922,123
                                                                                ---------
           Total minimum lease payments                         766,525         7,420,182
                                                                                =========
       Less amount representing interest                         60,815
                                                              ---------
           Present value of future minimum lease payments       705,710
       Less current installments of obligations
             under capital leases                              (290,554)
                                                              ---------
           Obligations under capital lease, excluding
             current installments                             $ 415,156
                                                              =========

       Rent expense amounted to approximately $2,069,000, $1,604,000, and $1,270,000 in 2000, 1999, and 1998, respectively. Approximately $270,000 of total rent expense was paid in 2000, and $250,000 and $220,000 in 1999 and 1998, respectively, to a limited partnership that owns the Decatur, Alabama, and Kissimmee, Florida, facilities. The Company and one of its officers have interests in this limited partnership.

(15)   PROFIT SHARING PLAN

       The Company maintains a noncontributory profit-sharing plan for eligible employees. Contributions to the Plan are made at the discretion of the board of directors and amounted to approximately $650,000, $550,000, and $500,000 in 2000, 1999, and 1998, respectively.

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

       Financial statement information by reportable segment is as follows:

                                                                   2000
                                               -------------------------------------------
                                                SPECIALTY        PACKAGING         TOTAL
                                                ---------        ---------         -----
       Sales                                   $39,304,097      35,187,572      74,491,669
       Operating income                            987,222       2,397,821       3,385,043
       Total assets                             19,690,414      20,661,990      40,352,404
       Depreciation / amortization               1,242,050       1,838,877       3,080,927
       Capital expenditures                      1,376,203       1,060,724       2,436,927

                                                                   1999
                                               -------------------------------------------
                                                SPECIALTY        PACKAGING         TOTAL
                                                ---------        ---------         -----
       Sales                                   $24,990,324      33,810,829      58,801,153
       Operating income                            251,015       3,028,350       3,279,365
       Total assets                             12,504,282      19,363,081      31,867,363
       Depreciation / amortization                 565,634       1,734,039       2,299,673
       Capital expenditures                      1,123,477         824,991       1,948,468

                                                                   1998
                                               -------------------------------------------
                                                SPECIALTY        PACKAGING         TOTAL
                                                ---------        ---------         -----
       Sales                                   $14,218,460      33,001,714      47,220,174
       Operating income                            643,557       2,530,616       3,174,173
       Total assets                             10,415,991      19,532,851      29,948,842
       Depreciation / amortization                 304,482       1,595,433       1,899,915
       Capital expenditures                        251,395       1,310,740       1,562,135

(18)   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                            Q1              Q2              Q3              Q4
                                       ------------     -----------     -----------     -----------
       Year ended 12/31/99
         Net sales                      $13,476,067     $14,897,287     $14,439,589     $15,991,120
         Gross profit                     3,426,235       3,694,106       3,519,537       4,221,919
         Net income                         290,875         441,316         300,461         660,765
         Basic net income per share            0.06            0.09            0.06            0.14
         Diluted net income per share          0.06            0.09            0.06            0.14

       Year ended 12/31/2000
         Net sales                      $18,283,629     $19,415,865     $18,898,192     $17,893,983
         Gross profit                     4,302,982       4,592,804       4,419,804       4,305,712
         Net income                         217,922         287,775         220,136         355,308
         Basic net income per share            0.05            0.07            0.05            0.08
         Diluted net income per share          0.05            0.07            0.05            0.08


(19)   ACQUISITION

       On January 14, 2000, the Company acquired all of the outstanding common stock of Simco Industries Inc. for approximately $5.8 million. Simco Industries Inc. is a full service supplier of automotive trim components. In addition, they operate a tool manufacturing facility. The results of Simco Industries Inc. have been included in the Company's consolidated financial statements since the acquisition on January 14, 2000. The cost of the acquisition was allocated based on the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in a goodwill valuation of approximately $2,750,000, which is being amortized on a straight line basis over twenty years.

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

       Pro forma amounts for the Simco acquisition are not included, as the effect is not material to the Company's consolidated financial statements.

                                                                     Schedule II



                             UFP TECHNOLOGIES, INC.

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2000, 1999, and 1998


Accounts receivable, allowance for doubtful accounts:

                                      2000           1999           1998
                                      ----           ----           ----
Balance at beginning of year       $ 365,808      $ 257,865      $ 196,336
  Simco Automotive acquisition       240,000              0              0
  Provision charged to expense       102,203        135,522        119,574
  Deductions - write-offs           (295,560)       (27,579)       (58,045)
                                   ---------      ---------      ---------
Balance at end of year               412,451        365,808        257,865
                                   =========      =========      =========


                                     * * * *