Form 10-Q
period 2001-03-31
UFP TECHNOLOGIES INC
filed 2001-05-11
CIK 914156

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

Commission File Number:  001-12648
                         ---------

                             UFP TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                                      04-2314970
             --------                                                      ----------
   (State or other jurisdiction of                              (IRS Employer Identification No.)
   incorporation or organization)

           172 EAST MAIN STREET, GEORGETOWN, MASSACHUSETTS 01833, USA
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (978) 352-2200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes   X      No ___
    -----

4,202,733 shares of registrant's Common Stock, $.01 par value, were outstanding as of April 25, 2001.

                             UFP TECHNOLOGIES, INC.

                                      INDEX


                                                                                                                        PAGE

PART I - FINANCIAL INFORMATION..........................................................................................  3

     Item 1.  Financial Statements......................................................................................  3

         Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000...............................  3

         Consolidated Income Statements: Three Months Ended March 31, 2001 and 2000.....................................  4

         Consolidated Statements of Cash Flows: Three Months Ended March 31, 2001 and 2000..............................  5

         Notes to Consolidated Financial Statements.....................................................................  6

     Item 2.  Management's Discussion & Analysis of Financial Condition & Results of Operations......................... 10

PART II - OTHER INFORMATION............................................................................................. 12

SIGNATURES.............................................................................................................. 13

PART I:       FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS


                             UFP TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          31-MAR-01             31-DEC-00
                                                                       -----------------     -----------------
                                                                         (Unaudited)             (Audited)

ASSETS
Current assets
   Cash and cash equivalents                                         $           63,940    $           94,051
   Accounts receivable                                                       11,089,608            10,692,979
   Inventories                                                                6,605,108             6,779,950
   Prepaid expenses and other current assets                                  1,333,933               945,998
                                                                       -----------------     -----------------
      Total current assets                                                   19,092,589            18,512,978
Property, plant and equipment                                                26,741,560            25,917,992
   Less accumulated depreciation and amortization                           (14,188,205)          (13,464,427)
                                                                       -----------------     -----------------
      Net property, plant and equipment                                      12,553,355            12,453,565
Goodwill, net                                                                 6,604,657             6,724,907
Other assets                                                                  2,614,410             2,660,954
                                                                       -----------------     -----------------
   Total assets                                                      $       40,865,011    $       40,352,404
                                                                       =================     =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                     $        7,603,712    $        4,736,754
   Current installments of long-term debt                                     1,257,250             1,057,150
   Current installments of capital lease obligations                            421,674               290,554
   Accounts payable                                                           3,364,912             4,439,577
   Accrued expenses and payroll withholdings                                  3,347,911             3,849,817
                                                                       -----------------     -----------------
      Total current liabilities                                              15,995,459            14,373,852
Long-term debt, excluding current installments                                6,964,823             7,174,311
Capital lease obligations, excluding current installments                       195,440               415,156
Retirement and other liabilities                                                896,786               861,645
                                                                       -----------------     -----------------
      Total liabilities                                                      24,052,508            22,824,964
Stockholders' equity
   Common stock                                                                  42,027                43,884
   Additional paid-in capital                                                 8,129,736             8,474,533
   Retained earnings                                                          8,640,740             9,009,023
                                                                       -----------------     -----------------
      Total stockholders equity                                              16,812,503            17,527,440
                                                                       -----------------     -----------------
Total liabilities and stockholders' equity                           $       40,865,011    $       40,352,404
                                                                       =================     =================


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                             UFP TECHNOLOGIES, INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                 31-MAR-01           31-MAR-00
                                                               -----------         -----------

Net sales                                                     $  16,966,482        $18,283,629
Cost of sales                                                    13,568,576         13,980,647
                                                              -------------        -----------
   Gross profit                                                   3,397,906          4,302,982
Selling, general and administrative expenses                      3,804,933          3,613,218
                                                              -------------        -----------
   Operating income (loss)                                         (407,027)           689,764
Interest expense                                                    274,986            293,842
                                                              -------------        -----------
   Income (loss) before income taxes                               (682,013)           395,922
Income taxes                                                       (313,726)           178,000
                                                              -------------        -----------
   Net income (loss)                                          $    (368,287)       $   217,922
                                                              =============        ===========
Basic net income (loss) per share                             $       (0.08)       $      0.05
Diluted net income (loss) per share                           $       (0.08)       $      0.05

Weighted average number of shares used in computation of per share data:
   Basic                                                          4,374,910          4,368,378
   Diluted                                                        4,374,910          4,389,569


  The accompanying notes are an integral part of these condensed consolidated financial statements

                             UFP TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            THREE MONTHS ENDED
                                                                                     31-MAR-01              31-MAR-00
                                                                                  --------------         --------------

Cash flows from operating activities:
   Net income (loss)                                                              $    (368,287)          $    217,922
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                                     795,528                725,666
      Stock issued in lieu of compensation                                              141,123                171,062
   Changes in operating assets and liabilities:
      Receivables                                                                      (396,629)               556,665
      Inventories                                                                       174,842               (174,258)
      Prepaid expenses and other current assets                                        (387,935)               (17,323)
      Accounts payable                                                               (1,074,665)            (2,145,645)
      Accrued expenses and payroll withholdings                                        (501,906)              (807,818)
      Retirement and other liabilities                                                   35,141                (32,315)
      Decrease in other assets                                                           37,282                126,409
                                                                                  -------------             ----------
Net cash used by operating activities                                                (1,545,506)            (1,379,635)
Cash flows from investing activities:
   Additions to property, plant and equipment                                          (770,568)              (452,633)
   Payments from affiliated company                                                       4,762                 23,075
   Acquisition of Simco Industries                                                            -             (6,252,123)
                                                                                  -------------             ----------
Net cash used in investing activities                                                  (765,806)            (6,681,681)
Cash flows from financing activities:
   Net borrowings under notes payable                                                 2,866,958              2,298,350
   Principal repayments of long-term debt                                                (9,388)               (14,836)
   Principal repayments of capital lease obligations                                    (88,596)              (475,189)
   Proceeds from long-term borrowings                                                         -              6,120,001
   Capital stock repurchase                                                            (525,000)                     -
   Net proceeds from sale of common stock                                                37,227                 38,130
                                                                                  -------------             ----------
Net cash provided by financing activities                                             2,281,201              7,966,456
Net change in cash and cash equivalents                                                 (30,111)               (94,860)
                                                                                  -------------             ----------
Cash and cash equivalents, at beginning of period                                        94,051                348,729
                                                                                  -------------             ----------
Cash and cash equivalents, at end of period                                       $      63,940           $    253,869
                                                                                  =============             ==========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                      NOTES
                  TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)    Basis of Presentation

           The interim consolidated financial statements of UFP Technologies, Inc. (the Company) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's 2000 Annual Report on Form 10-K as provided to the Securities and Exchange Commission.

           The condensed consolidated balance sheet as of March 31, 2001, the consolidated income statements for the three months ended March 31, 2001 and 2000, and the consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

           The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

(2)    New Accounting Pronouncements

           The Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (as amended by SFAS Nos. 137 and 138), effective January 1, 2001. The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Adoption of the statement did not have a material effect on the Company's results of operations or financial position.

           The Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, on December 3, 1999. This SAB provided additional guidance on the accounting for revenue recognition, including both broad conceptual discussion as well as certain industry-specific guidance. The Company adopted the guidance effective January 1, 2000. Adoption of the new guidance did not have a material effect on its results of operations or financial position, and no restatement of its historical financial statements was required.

           The Financial Accounting Standards Board issued Interpretation
       No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, in March 2000. The interpretation clarified how companies should apply APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Currently, there are no awards granted by the Company that would result in an adjustment as a result of the interpretation.

(3)    Inventory

           Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                           03/31/01         12/31/00
                                        ---------------   --------------

Raw materials                         $      3,952,520  $     4,242,874
Work-in-process                                806,283          785,848
Finished goods                               1,846,305        1,751,228
                                        ---------------  --------------
   Total inventory                    $      6,605,108  $     6,779,950
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

           At December 31, 2000, 731,944 options were outstanding under the Company's 1993 Employee Stock Option Plan ("1993 Plan"). The purpose of these options is to provide long-term rewards and incentives to the Company's key employees and officers. Zero options were issued, no options were exercised, and 4,000 options expired in the first three months of 2001 under the 1993 Plan. At March 31, 2001, 727,944 options were outstanding under the plan.

           Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the "1993 Director Plan"). Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan ("1998 Director Plan"), the 1993 Director Plan was frozen. The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock. On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock. These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant. The exercise price was the fair market value of the common stock on the date of grant. At March 31, 2001, 55,000 options were outstanding under the 1993 Director Plan.

           Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan ("1998 Director Plan") for the benefit of non-employee directors of the Company. The 1998 Director Plan provides for options for the issuance of up to 300,000 shares of common stock. These options become exercisable in full six months after the date of grant and expire ten years from the date of grant. In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan. At March 31, 2001, 88,614 options were outstanding under the 1998 Director Plan.

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

           The weighted average number of shares used to compute diluted income per share consisted of the following:


                                                        THREE MONTHS ENDED
                                                    -------------------------
                                                     03/31/01        03/31/00
                                                    ----------     ----------

Weighted average common shares
outstanding - basic                                  4,374,910      4,368,378

Weighted average common equivalent
shares due to stock options                                  -         21,191
                                                    ----------      ---------
Weighted average common shares
oustanding - diluted                                 4,374,910      4,389,569
                                                    ==========      =========

           Diluted weighted average shares outstanding for the three months ended March 31, 2000, exclude 504,335 options due to the fact that option prices were greater than the average market price of the common stock. The Company incurred a loss for the three months ended March 31, 2001.

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

           The accounting policies of the segments are the same as those described in Note 1 of the Company's annual report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission. The Company evaluates the performance of its operating segment based on net income.

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


                                  THREE MONTHS ENDED 3/31/01                           THREE MONTHS ENDED 3/31/00
                           --------------------------------------------        -------------------------------------------
                           SPECIALTY        PACKAGING        TOTAL UFPT        SPECIALTY        PACKAGING       TOTAL UFPT
                           ---------        ---------        ----------        ---------        ---------       ----------

Net sales               $   8,359,866    $   8,606,616    $   16,966,482    $   10,054,142     $  8,229,487   $   18,283,629

Net (loss) income            (222,052)        (146,235)         (368,287)           66,629          151,293          217,922


                                      * * *

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

       Net sales for the three-month period ended March 31, 2001, were $17.0 million or 7.1% below sales of $18.3 million in the same period last year. The overall decline in sales is primarily related to a decline in sales within the Company's specialty products group, which was negatively impacted by the loss of a large customer that developed an alternative in-house solution to the Company's products, as well as an automotive industry slowdown.

GROSS PROFIT

       Gross profit as a percentage of sales (gross margin) decreased in the three-month period ended March 31, 2001, over the respective period last year. Gross margins for the three-month periods ended March 31, 2001 and 2000, were 20.0% and 23.5%, respectively. The decline in gross margin is primarily attributable to costs incurred during the quarter in consolidating and moving the Company's plants in Detroit and California, as well as the impact of declining sales in the Company's Detroit location.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

       Selling, General and Administrative expenses ("SG&A") were $3.8 million, or 22.4% of sales, for the three-month period ended March 31, 2001, compared to $3.6 million, or 19.8% of sales, in the same period a year ago. The increase in SG&A as a percentage of sales is primarily attributable to the decline in sales. The increase in SG&A dollars is primarily attributable to additions made to the Company's management team.

OTHER

       Interest expense for the three-month period ended March 31, 2001, decreased to $275,000 from $294,000 in the comparable period last year. The decrease is primarily due to lower interest rates.

       The Company's effective tax rate for the three months ended March 31, 2001, was approximately 46% compared to approximately 45% in the respective period last year.

LIQUIDITY AND CAPITAL RESOURCES

       The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

       At March 31, 2001 and December 31, 2000, the Company's working capital was approximately $3.1 million and $4.1 million, respectively. The decrease in working capital is primarily a result of the first quarter stock repurchase of $525,000.

       Net cash provided by financing activities for the three-month period ended March 31, 2001, was approximately $2.3 million compared to approximately $8.0 million in the same period last year. The primary reason for the decrease is the financing of the acquisition of Simco in the first quarter of 2000.

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

       The Company has an $8.0 million revolving bank loan facility, of which $7.6 million was outstanding on March 31, 2001. Borrowings through this credit facility are unsecured, and bear interest at LIBOR plus a variable spread that ranges from 1.25% to 2.0%, or prime. In addition the Company has a $10 million acquisition line of credit of which $7.8 million was outstanding at March 31, 2001. At March 31, 2001, the Company had capital lease obligations and other notes payable of approximately $0.6 million and $0.5 million, respectively. At March 31, 2001, the current portion of all debt, including the revolving bank loan, was approximately $9.3 million.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The following discussion of the Company's market risk includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At March 31, 2001, the Company's cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has debt instruments where interest is based upon the prime rate and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

                           PART II - OTHER INFORMATION

                             UFP TECHNOLOGIES, INC.


Item 1   Legal Proceedings
              No material litigation

Item 2   Changes in Securities
              None

Item 3   Defaults Upon Senior Securities
              None

Item 4   Other Information
              None

Item 5   Exhibits and Reports on Forms 8-K

              (a)  Exhibits furnished:
                     (10.45) Facility lease between Moulded Fibre Technology, Inc. and MidState 99 Distribution Building No.1, LLC.

              (b)  Reports on Form 8-K:
                     The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 2001.

                             UFP TECHNOLOGIES, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             UFP TECHNOLOGIES, INC.
                                  (Registrant)



/s/    May 11, 2001                    /s/   R. Jeffrey Bailly
----------------------------------     ----------------------------------------
Date                                   R. Jeffrey Bailly
                                       President, Chief Executive
                                       Officer and Director

/s/    May 11, 2001                    /s/   Ronald J. Lataille
----------------------------------     ----------------------------------------
Date                                   Ronald J. Lataille
                                       Vice President,
                                       Chief Financial Officer & Treasurer