Form 10-Q
period 2001-06-30
UFP TECHNOLOGIES INC
filed 2001-08-10
CIK 914156

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number:  001-12648

UFP Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2314970

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒    No ☐

4,227,400 shares of registrant's Common Stock, $.01 par value, were outstanding as of August 3, 2001.

UFP Technologies, Inc.

PART I:            FINANCIAL INFORMATION

Item 1  Financial Statements

UFP Technologies, Inc.
Condensed Consolidated Balance Sheets

	30-Jun-01	31-Dec-00

ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$26,704	$94,051
Accounts receivable	9,988,009	10,692,979
Inventories	6,297,774	6,779,950
Prepaid expenses and other current assets	1,741,359	945,998

Total current assets	18,053,846	18,512,978
Property, plant and equipment	27,328,028	25,917,992
Less accumulated depreciation and amortization	(14,946,137)	(13,464,427)

Net property, plant and equipment	12,381,891	12,453,565
Goodwill, net	6,506,181	6,724,907
Other assets	2,598,305	2,660,954

Total assets	39,540,223	40,352,404

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$5,989,815	$4,736,754
Current installments of long-term debt	1,466,668	1,057,150
Current installments of capital lease obligations	362,215	290,554
Accounts payable	3,464,032	4,439,577
Accrued expenses and payroll withholdings	3,224,747	3,849,817

Total current liabilities	14,507,477	14,373,852
Long-term debt, excluding current installments	7,415,078	7,174,311
Capital lease obligations, excluding current installments	183,039	415,156
Retirement and other liabilities	890,819	861,645

Total liabilities	22,996,413	22,824,964
Stockholders' equity:
Common stock	42,027	43,884
Additional paid-in capital	8,129,738	8,474,533
Retained earnings	8,372,045	9,009,023

Total stockholders' equity	16,543,810	17,527,440

Total liabilities and stockholders' equity	$39,540,223	$40,352,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.
Consolidated Income Statements
(Unaudited)

	Three Months Ended		Six Months Ended
	30-Jun-01	30-Jun-00	30-Jun-01	30-Jun-00

Net sales	$15,480,531	19,415,865	32,447,013	37,699,494
Cost of sales	12,459,578	14,823,061	26,028,154	28,803,733

Gross profit	3,020,953	4,592,804	6,418,859	8,895,761
Selling, general and administrative expenses	3,237,294	3,715,051	7,042,227	7,325,732

Operating income (loss)	(216,341)	877,753	(623,368)	1,570,029
Interest expense	284,229	296,819	559,215	593,199
Other (income) / expense	(16,379)	57,472	(16,379)	57,472

Income (loss) before income taxes	(484,191)	523,462	(1,166,204)	919,358
Income taxes	(215,500)	235,687	(529,226)	413,688

Net income (loss)	$(268,691)	287,775	(636,978)	505,670

Basic net income (loss) per share	$(0.06)	0.07	(0.15)	0.12
Diluted net income (loss) per share	$(0.06)	0.07	(0.15)	0.12
Weighted average number of shares used in computation of per share data:
Basic	4,192,733	4,372,221	4,283,352	4,370,299
Diluted	4,192,733	4,385,801	4,283,352	4,387,332

The accompanying notes are an integral part of these condensed consolidated financial statements

UFP Technologies, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	30-Jun-01	30-Jun-00

Cash flows from operating activities:
Net income (loss)	$(636,978)	$505,670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,659,697	1,500,124
Stock issued in lieu of compensation	141,123	171,062
Loss on disposal of property, plant & equipment	-	57,472
Changes in operating assets and liabilities:
Receivables	704,970	560,685
Inventories	482,176	(948,652)
Prepaid expenses and other current assets	(795,361)	8,232
Accounts payable	(975,545)	(1,682,558)
Accrued expenses and payroll withholdings	(625,070)	(660,689)
Retirement and other liabilities	29,174	(59,244)
Decrease (increase) in other assets	12,620	(21,712)

Net cash used by operating activities	(3,194)	(569,610)
Cash flows from investing activities:
Additions to property, plant and equipment	(1,357,036)	(852,042)
Payments from affiliated company	37,766	27,502
. Acquisition of Simco Industries	-	(6,252,123)
Proceeds from life insurance	-	154,861
Proceeds on sales of assets	-	23,000

Net cash used in investing activities	(1,319,270)	(6,898,802)
Cash flows from financing activities
Net borrowings under notes payable	1,253,061	2,111,788
Principal repayments of long-term debt	(8,349,715)	(29,074)
Principal repayments of capital lease obligations	(160,456)	(858,627)
Proceeds from long-term borrowings	9,000,000	6,120,001
Net proceeds from sale of common stock	37,227	31,238
Capital stock repurchase	(525,000)	-

Net cash provided by financing activities	1,255,117	7,375,326
Net change in cash and cash equivalents	(67,347)	(93,086)
Cash and cash equivalents, at beginning of period	94,051	348,729

Cash and cash equivalents, at end of period	$26,704	$255,643

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

             The condensed consolidated balance sheet as of June 30, 2001, the consolidated income statements for the three and six months ended June 30, 2001 and 2000, and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

             The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

(2)         New Accounting Pronouncements

             The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS Nos. 137 and 138), effective January 1, 2001.  The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.   Adoption of the statement did not have a material effect on the Company’s results of operations or financial position.

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

(3)         Inventory

             Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:
	06/30/01	12/31/00

Raw materials	$3,578,542	$4,242,874
Work-in-process	834,180	785,848
Finished goods	1,885,052	1,751,228

Total inventory	$6,297,774	$6,779,950

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

             At December 31, 2000,  731,944 options were outstanding under the Company's 1993 Employee Stock Option Plan ("1993 Plan").  The purpose of these options is to provide long-term rewards and incentives to the Company's key employees and officers.  Zero options were issued, zero options were exercised, and 24,000 options expired in the first six months of 2001 under the 1993 Plan.  At June 30, 2001,  707,944 options were outstanding under the plan.

             Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At June 30, 2001,  55,000 options were outstanding under the 1993 Director Plan.              Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provides for options for the issuance of up to 300,000 shares of common stock.  These options become exercisable in full six months after the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  At June 30, 2001,  88,614 options were outstanding under the 1998 Director Plan.

             On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan which provides that all employees of the Company – who work more than twenty hours per week and more than five months in any calendar year and who are employees on or before the applicable offering period – are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld during the six-month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period.  The Stock Purchase Plan provides for the issuance of up to 150,000 shares of common stock.

             On February 23, 2001, the Company purchased 300,000 shares of the Company’s stock from Cramer, Berkowitz and Co. at $1.75 per share, for a total amount of $525,000.  The purchase was funded by the Company’s revolving line of credit.

(5)         Earnings Per Share

             Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

             The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended		Six Month Ended

	06/30/01	06/30/00	06/30/01	06/30/00

Weighted average common shares outstanding - basic	4,192,733	4,372,221	4,283,352	4,370,299
Weighted average common equivalent shares due to stock options	-	13,580	0	17,033

Weighted average common shares oustanding - diluted	4,192,733	4,385,801	4,283,352	4,387,332

             Diluted weighted average shares outstanding for the three months ended June 30, 2000, exclude 567,092 options due to the fact that option prices were greater than the average market price of the common stock.  The Company incurred a loss for the three and six months ended June 30, 2001.

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

             Inter-segment transactions are uncommon and not material.  Therefore, they have not been separately reflected in the financial table below.  The totals of the reportable segments’ revenues and net income agree with the Company’s comparable amount contained in the audited financial statements.  Revenues from customers outside of the United States are not material.  No one customer accounts for more than 10% of the Company’s consolidated revenues.
	Three Months Ended 6/30/01			Three Months Ended 6/30/00

	Specialty	Packaging	Total UFPT	Specialty	Packaging	Total UFPT

Net sales	$8,246,967	$7,233,564	$15,480,531	$11,090,832	$8,325,033	$19,415,865
Net (loss) income	(175,824)	(92,867)	(268,691)	129,578	158,197	287,775

	Six Months Ended 6/30/01			Six Months Ended 6/30/00

	Specialty	Packaging	Total UFPT	Specialty	Packaging	Total UFPT

Net sales	$16,606,833	$15,840,180	$32,447,013	$21,144,974	$16,554,520	$37,699,494
Net (loss) income	(446,156)	(190,822)	(636,978)	196,207	309,463	505,670

* * *

ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Sales

             Net sales for the three-month period ended June 30, 2001, were $15.5 million or 20.3% below sales of $19.4 million in the same period last year.  Sales for the six-month period ended June 30, 2001, were $32.4 million or 13.9% below sales of $37.7 million in the same period last year.  The overall decline in sales is primarily related to a decline in sales within the Company’s specialty products group, which was negatively impacted by the loss of a large customer that developed an alternative in-house solution to the Company's products, and a decline in sales within the Company’s packaging segment due to an economic slowdown, particularly in the computer and electronics industry.

Gross Profit

             Gross profit as a percentage of sales (gross margin) decreased in the three- and six-month periods ended June 30, 2001, over the respective periods last year.  Gross margins for the three-month periods ended June 30, 2001 and 2000, were 19.5% and 23.7%, respectively.  Gross margins for the six-month periods ended June 30, 2001 and 2000, were 19.8% and 23.6%, respectively.  The declines in gross margin are primarily attributable to lower sales in both the specialty and packaging segments and, with respect to year-to-date gross margins, costs incurred during the first quarter in consolidating and moving the Company’s  plants in Detroit and California.

Selling, General and Administrative Expenses

             Selling, General and Administrative expenses ("SG&A") were $3.2 million, or 20.9% of sales, for the three-month period ended June 30, 2001, compared to $3.7 million, or 19.1% of sales, in the same period a year ago.  SG&A expenses were $7.0 million, or 21.7% of sales for the six-month period ended June 30, 2001, compared to $7.3 million or 19.4% in the same period last year.  The increases in SG&A as a percentage of sales are primarily attributable to the decline in sales.  The decreases in SG&A dollars are primarily attributable to efforts to cut costs within the Company.

Other

             Interest expense for the three-month period ended June 30, 2001, decreased to $284,000 from $297,000 in the comparable period last year. Interest expense for the six-month period ended June 30, 2001, decreased to $559,000 from $593,000 last year.  The decreases are primarily due to lower interest rates.

             The Company's effective tax rate for the three and six months ended June 30, 2001, were approximately 45% compared to the same percentage in the respective periods last year.

Liquidity and Capital Resources

             The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

             At June 30, 2001 and December 31, 2000, the Company's working capital was approximately $3.5 million and $4.1 million, respectively.  The decrease in working capital is primarily a result of the first quarter stock repurchase of $525,000.

             Net cash used in operations was approximately $3,000 in the six-month period ended June 30, 2001, compared to $570,000 in the same period last year.  The primary reason for the decrease in cash used was the requirement in the first quarter of 2000 to pay past-due accounts payable of Simco.  Cash used in investing activities during the six-month period ended June 30, 2001, was $1.3 million, which was almost exclusively additions to property, plant and equipment.  The majority of the capital expenditures was for manufacturing equipment.  Net cash provided by financing activities for the six-month period ended June 30, 2001, was approximately $1.3 million compared to approximately $7.4 million in the same period last year. The primary reason for the decrease is the financing of the acquisition of Simco in the first quarter of 2000.

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

             In June, 2001, the Company secured a new credit facility with its lead bank. Included in the facility is a $10 million revolving line of credit, of which approximately $6 million was outstanding at June 30, 2001. Also included is a $4 million acquisition line-of-credit of which no amounts were outstanding at June 30, 2001.  These facilities are secured by a first lien on the Company’s assets. The Company has two additional loans.  The first is a $6.5 million term loan with a five-year, straight-line principal amortization, which is secured by the Company’s machinery and equipment.  The second is a $2.5 million five-year loan with a 15-year mortgage style amortization, which is secured by the Company’s real estate in Georgetown, Massachusetts.  All facilities bear interest at LIBOR plus a variable spread that ranges from 1.25% to 2.5%, or prime plus a variable spread that ranges from 0% to 0.25%. Under the terms of these arrangements, the Company is required to comply with various covenants, including the maintenance of specified financial ratios, as defined.  At June 30, 2001, the Company was in compliance with these covenants.  At June 30, 2001, the Company had capital lease obligations of approximately $0.6 million.  At June 30, 2001, the current portion of all debt, including the revolving bank loan, was approximately $7.8 million.

             The Company believes that its existing resources, including its revolving loan facility and acquisition line of credit, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

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

Quantitative and Qualitative Disclosure about Market Risk

             The following discussion of the Company's market risk includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At June 30, 2001, the Company's cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has debt instruments where interest is based upon the prime rate and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

PART II - OTHER INFORMATION

UFP TECHNOLOGIES, INC.

Item 1   Legal Proceedings
             No material litigation

Item 2   Changes in Securities
             None

Item 3   Defaults Upon Senior Securities
             None

Item 4   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 6, 2001.  At the meeting, the stockholders elected two members of the Board of Directors of the Company; the votes for such matter were as follows:
Nominee	For	Withheld

William H. Shaw	3,803,431	19,200
Kenneth L. Gestal	3,803,431	19,200

There were no abstentions or broker non-votes in connection with the election of these two directors.

Item 5   Other Information
             None

Item 6   Exhibits and Reports on Forms 8-K

(a)         Exhibits furnished:
(10.45)	Loan Agreement and related notes between the Company and Citizens Bank, dated June 4, 2001

(b)        Reports on Form 8-K:

The Company did not file a Current Report on Form 8-K during the quarter ended June 30, 2001.

UFP TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.
(Registrant)

/s/ August 10, 2001	/s/ R. Jeffrey Bailly

Date	R. Jeffrey Bailly President, Chief Executive Officer and Director

/s/ August 10 , 2001	/s/ Ronald J. Lataille

Date	Ronald J. Lataille Vice President, Chief Financial Officer & Treasurer