Form 10-Q
period 2001-09-30
UFP TECHNOLOGIES INC
filed 2001-11-13
CIK 914156

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended    SEPTEMBER 30, 2001

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

Yes ☒    No ☐

4,227,400 shares of registrant's Common Stock, $.01 par value, were outstanding as of November 8, 2001.

UFP Technologies, Inc.

PART I:          FINANCIAL INFORMATION

Item 1           Financial Statements

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Sep-01	31-Dec-00
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$95,405	$94,051
Accounts receivable	9,775,773	10,692,979
Inventories	5,852,768	6,779,950
Prepaid expenses and other current assets	2,420,985	945,998
Total current assets	18,144,931	18,512,978
Property, plant and equipment	27,700,513	25,917,992
Less accumulated depreciation and amortization	(15,619,493)	(13,464,427)
Net property, plant and equipment	12,081,020	12,453,565
Goodwill, net	6,398,330	6,724,907
Other assets	2,600,376	2,660,954
Total assets	39,224,657	40,352,404
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$7,026,287	$4,736,754
Current installments of long-term debt	1,466,681	1,057,150
Current installments of capital lease obligations	296,049	290,554
Accounts payable	3,440,286	4,439,577
Accrued expenses and payroll withholdings	3,361,433	3,849,817
Total current liabilities	15,590,736	14,373,852
Long-term debt, excluding current installments	7,046,560	7,174,311
Capital lease obligations, excluding current installments	175,289	415,156
Retirement and other liabilities	777,497	861,645
Total liabilities	23,590,082	22,824,964
Stockholders' equity:
Common stock	42,274	43,884
Additional paid-in capital	8,163,036	8,474,533
Retained earnings	7,429,265	9,009,023
Total stockholders' equity	15,634,575	17,527,440
Total liabilities and stockholders' equity	$39,224,657	$40,352,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Consolidated Income Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep-01	30-Sep-00	30-Sep-01	30-Sep-00
Net sales	$13,935,119	18,898,192	46,382,132	56,597,686
Cost of sales	12,122,657	14,478,388	38,150,811	43,282,121
Gross profit	1,812,462	4,419,804	8,231,321	13,315,565
Selling, general and administrative expenses	3,303,729	3,687,342	10,345,956	11,013,074
Operating income (loss)	(1,491,267)	732,462	(2,114,635)	2,302,491
Interest expense	222,884	330,857	782,099	924,056
Other (income) / expense	-	718	(16,379)	58,190
Income (loss) before income taxes	(1,714,151)	400,887	(2,880,355)	1,320,245
Income taxes	(771,371)	180,751	(1,300,597)	594,439
Net income (loss)	$(942,780)	220,136	(1,579,758)	725,806
Basic net income (loss) per share	$(0.22)	0.05	(0.37)	0.17
Diluted net income (loss) per share	$(0.22)	0.05	(0.37)	0.17
Weighted average number of shares used in computation of per share data:
Basic	4,214,385	4,383,166	4,259,474	4,374,588
Diluted	4,214,385	4,394,021	4,259,766	4,390,478

The accompanying notes are an integral part of these condensed consolidated financial statements

UFP Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	30-Sep-01	30-Sep-00
Cash flows from operating activities:
Net income (loss)	$(1,579,758)	725,806
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,456,834	2,290,362
Stock issued in lieu of compensation	141,123	171,062
Loss on disposal of property, plant & equipment	-	58,189
Changes in operating assets and liabilities:
Receivables	917,206	54,758
Inventories	927,182	(267,005)
Prepaid expenses and other current assets	(1,474,987)	(7,740)
Accounts payable	(999,291)	(2,405,680)
Accrued expenses and payroll withholdings	(488,384)	(333,034)
Retirement and other liabilities	(84,148)	(91,849)
Other assets	(381)	(129,124)
Net cash (used in) provided by operating activities	(184,604)	65,745
Cash flows from investing activities:
Additions to property, plant and equipment	(1,739,521)	(1,232,442)
Payments from affiliated company	42,764	31,890
Acquisition of Simco Industries	-	(5,802,123)
Proceeds from life insurance	-	154,861
Proceeds on sales of assets	-	23,000
Net cash used in investing activities	(1,696,757)	(6,824,814)
Cash flows from financing activities:
Net borrowings under notes payable	2,289,533	1,514,367
Principal repayments of long-term debt	(8,718,220)	(48,494)
Principal repayments of capital lease obligations	(234,372)	(1,180,873)
Proceeds from long-term borrowings	9,000,000	6,120,000
Net proceeds from sale of common stock	70,774	66,848
Capital stock repurchase	(525,000)	-
Net cash provided by financing activities	1,882,715	6,471,848
Net change in cash and cash equivalents	1,354	(287,221)
Cash and cash equivalents, at beginning of period	94,051	348,729
Cash and cash equivalents, at end of period	$95,405	61,508

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

        The condensed consolidated balance sheet as of September 30, 2001, the consolidated income statements for the three and nine months ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

        The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2001.

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  Under these new Standards, the FASB eliminated accounting for mergers and acquisitions for poolings of interests, eliminated amortization of goodwill and indefinite life intangible assets, and established new impairment measurement procedures for goodwill.  For calendar year reporting companies, the standards became effective for all acquisitions completed on or after June 30, 2001.  Changes in financial statement treatment for goodwill and intangible assets arising from mergers and acquisitions completed prior to June 30, 2001, become effective January 1, 2002.  The company is currently assessing the impact of implementing these standards.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board (APB) No. 30, Reporting the Results of Operations.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The company is currently reviewing this statement to determine its effect on the company’s financial statements.

(3)       Inventory

        Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	09/30/01	12/31/00
Raw materials	$3,590,886	$4,242,874
Work-in-process	468,157	785,848
Finished goods	1,793,725	1,751,228
Total inventory	$5,852,768	$6,779,950

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

        At December 31, 2000,  731,944 options were outstanding under the Company's 1993 Employee Stock Option Plan ("1993 Plan").  The purpose of these options is to provide long-term rewards and incentives to the Company's key employees and officers.  Zero options were issued, zero options were exercised, and 24,000 options expired in the first nine months of 2001 under the 1993 Plan.  At September 30, 2001,  707,944 options were outstanding under the plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At September 30, 2001,  55,000 options were outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 150,000 shares of common stock.  In July 2001, the Company amended the plan to provide an additional 25,000 options for the issuance of up to a total of 175,000 shares of common stock.  These options become exercisable in full six months after the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  At September 30, 2001,  159,068 options were outstanding under the 1998 Director Plan.

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

        The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended		Nine Month Ended
	09/30/01	09/30/00	09/30/01	09/30/00
Weighted average common shares outstanding - basic	4,214,385	4,383,166	4,259,474	4,374,588
Weighted average common equivalent shares due to stock options	-	10,855	292	15,890
Weighted average common shares oustanding - diluted	4,214,385	4,394,021	4,259,766	4,390,478

        Diluted weighted average shares outstanding for the nine months ended September 30, 2000, exclude 558,732 options due to the fact that option prices were greater than the average market price of the common stock.  The Company incurred a loss for the three and nine months ended September 30, 2001.

(6)       Segment Reporting

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

Inter-segment transactions are uncommon and not material.  Therefore, they have not been separately reflected in the financial table below.  The totals of the reportable segments’ revenues and net income agree with the Company’s comparable amount contained in the financial statements.  Revenues from customers outside of the United States are not material.  No one customer accounts for more than 10% of the Company’s consolidated revenues.

	Three Months Ended 9/30/01			Three Months Ended 9/30/00
	Specialty	Packaging	Total UFPT	Specialty	Packaging	Total UFPT
Net sales	$7,425,635	$6,509,484	$13,935,119	$9,820,245	$9,077,947	$18,898,192
Net (loss) income	(555,703)	(387,077)	(942,780)	(44,484)	264,620	220,136
	Nine Months Ended 9/30/01			Nine Months Ended 9/30/00
	Specialty	Packaging	Total UFPT	Specialty	Packaging	Total UFPT
Net sales	$24,032,468	$22,349,664	$46,382,132	$30,965,219	$25,632,467	$56,597,686
Net (loss) income	(1,001,859)	(577,899)	(1,579,758)	151,723	574,083	725,806

* * *

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales

Net sales for the three-month period ended September 30, 2001, were $13.9 million or 26.3% below sales of $18.9 million in the same period last year.  Sales for the nine-month period ended September 30, 2001, were $46.4 million or 18.1% below sales of $56.6 million in the same period last year.  The overall decline in sales is primarily related to a decline in sales within the Company’s specialty products group, which was negatively impacted by the loss of a large customer that developed an alternative in-house solution to the Company's products, and a decline in sales within the Company’s packaging segment due to an economic slowdown, particularly in the computer and electronics industry.

Gross Profit

Gross profit as a percentage of sales (gross margin) decreased in the three- and nine-month periods ended September 30, 2001, over the respective periods last year.  Gross margins for the three-month periods ended September 30, 2001 and 2000, were 13.0% and 23.4%, respectively.  Gross margins for the nine-month periods ended September 30, 2001 and 2000, were 17.8% and 23.5%, respectively.  The declines in gross margin are primarily attributable to fixed expenses in cost-of-sales measured against lower sales in both the specialty and packaging segments and, with respect to year-to-date gross margins, costs incurred during the first quarter in consolidating and moving the Company’s  plants in Detroit and California.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses ("SG&A") were $3.3 million, or 23.7% of sales, for the three-month period ended September 30, 2001, compared to $3.7 million, or 19.5% of sales, in the same period a year ago.  SG&A expenses were $10.3 million, or 22.3% of sales for the nine-month period ended September 30, 2001, compared to $11.0 million or 19.5% in the same period last year.  The increases in SG&A as a percentage of sales are primarily attributable to the decline in sales.  The decreases in SG&A dollars are primarily attributable to efforts to cut costs within the Company.

Other

Interest expense for the three-month period ended September 30, 2001, decreased to $223,000 from $331,000 in the comparable period last year. Interest expense for the nine-month period ended September 30, 2001, decreased to $782,000 from $924,000 last year.  The decreases are primarily due to lower interest rates.

The Company's effective tax rate for the three and nine months ended September 30, 2001, was approximately 45% compared to the same percentage in the respective periods last year.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At September 30, 2001 and December 31, 2000, the Company's working capital was approximately $ 2.6 million and $4.1 million, respectively.  The decrease in working capital is primarily a result of higher short-term borrowings as well as the first quarter stock repurchase of $525,000.

Net cash used in operations was approximately $185,000 in the nine-month period ended September 30, 2001, compared to $66,000 generated from operations in the same period last year.  The primary reason for the Company being a net cash user is that operating losses increased during the period.  Cash used in investing activities during the nine-month period ended September 30, 2001, was $1.7 million, which was almost exclusively additions to property, plant and equipment.  The majority of the capital expenditures was for manufacturing equipment as well as leasehold improvements during the first quarter associated with two plant moves.  Net cash provided by financing activities for the nine-month period ended September 30, 2001, was approximately $1.9 million compared to approximately $6.5 million in the same period last year. The primary reason for the decrease is the financing of the acquisition of Simco in the first quarter of 2000.

While the Company does not have any significant capital commitments, it intends to continue to invest in capital equipment to support its operations.  The Company is also engaged in discussions with certain parties regarding potential strategic acquisitions, but presently does not have any material agreements to enter into any such acquisitions.  The Company intends to fund any such acquisitions with working capital and bank financing.

In June, 2001, the Company secured a new credit facility with its lead bank. Included in the facility is a $10 million revolving line of credit, of which approximately $7 million was outstanding at September 30, 2001. Also included is a $4 million acquisition line-of-credit of which no amounts were outstanding at September 30, 2001.  These facilities are secured by a first lien on the Company’s assets. The Company has two additional loans.  The first is a $6.5 million term loan with a five-year, straight-line principal amortization, which is secured by the Company’s machinery and equipment.  The second is a $2.5 million five-year loan with a 15-year mortgage style amortization, which is secured by the Company’s real estate in Georgetown, Massachusetts.  All facilities bear interest at LIBOR plus a variable spread that ranges from 1.25% to 2.5%, or prime plus a variable spread that ranges from 0% to 0.25%. Under the terms of these arrangements, the Company is required to comply with various covenants, including the maintenance of specified financial ratios, as defined.  At September 30, 2001, the Company was in compliance with these covenants.  At September 30, 2001, the Company had capital lease obligations of approximately $471,000.  At September 30, 2001, the current portion of all debt, including the revolving bank loan, was approximately $8.8 million.

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

Quantitative and Qualitative Disclosure about Market Risk

The following discussion of the Company's market risk includes "forward-looking statements" that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At September 30, 2001, the Company's cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has debt instruments where interest is based upon the prime rate and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

PART II - OTHER INFORMATION

UFP TECHNOLOGIES, INC.

Item 1   Legal Proceedings

No material litigation

Item 2   Changes in Securities

None

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits and Reports on Forms 8-K

(a)       Exhibits:

(10.47) Amended 1998 Director Stock Option Incentive Plan

(b)       Reports on Form 8-K:

The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 2001.

UFP TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

(Registrant)

/s/ November 13, 2001	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly President, Chief Executive Officer and Director
/s/ November 13, 2001	/s/ Ronald J. Lataille
Date	Ronald J. Lataille Vice President, Chief Financial Officer & Treasurer