Form 10-K
period 2001-12-31
UFP TECHNOLOGIES INC
filed 2002-03-27
CIK 914156

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2001 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934)

For the transition period from to .

Commission File Number :  001-12648

UFP Technologies, Inc.

(Exact Name of Company as Specified in Its Charter)

Delaware	04-2314970
(State or Other Jurisdiction of Employer Incorporation or Organization)	(I.R.S. Identification No.)

172 East Main Street, Georgetown, Massachusetts - USA	01833-2107
(Address of Principal Executive Offices)	(Zip Code)

(978) 352-2200
(Company’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.   ☐

The aggregate market value of the registrant’s Common Stock, $.01 par value, held by non-affiliates of the registrant as of March 7, 2002, was $2,565,123 based on the closing price of $1.15 on that date on the Nasdaq Small Cap Market.  Outstanding as of March 7, 2002, were  4,266,136 shares of the registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors at the registrant’s 2002 annual meeting of stockholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this report.

PART I

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend”, “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

Examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company’s packaging customers, (ii) actions by the Company’s competitors and the ability of the Company to respond to such actions, (iii) the ability of UFP Technologies, Inc. (the “Company” or “UFPT”) to obtain new customers and (iv) the ability of the Company to execute and integrate favorable acquisitions.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Effective January 2002, the Company acquired selected assets of Excel Acquisition Group, a fabricator of custom foam packaging.

Effective November 2001, the Company purchased the equipment, trademarks and patents for the E-cube product line, which consists of molded fiber loose fill packaging.  This product line is expected to complement the Company’s existing molded fiber packaging products.

Effective January 14, 2000, the Company purchased all of the outstanding common stock of Simco Industries, Inc. (“Simco”), located in Roseville, Michigan.  Simco is a full-service supplier of automotive trim components using its patented Superformed® process.  This acquisition provides the Company with a key QS 9000 Detroit area location to service its automotive customers as well as advanced molding capabilities.

Effective November 30, 1998, the Company purchased substantially all of the assets of Pacific Foam Technologies, Inc. (“Pacific Foam”), based in Ventura, California.  Pacific Foam designs and manufactures a line of specialty foam products for the health and beauty industry.  This acquisition provides the Company with a strategic west coast presence as well as an attractive niche market.

Effective January 1, 1997, the Company acquired substantially all of the properties and net assets of Foam Cutting Engineers, Inc. (“FCE”).  FCE is engaged in the business of designing and manufacturing engineered foam plastics for packaging and specialty applications, and is based in the Chicago suburb of Addison, Illinois. This acquisition expands the Company’s geographic reach of its foam plastics business to the strategically important region of the Midwest.

The Company’s high-performance cushion packaging products are made primarily from polyethylene and polyurethane foams, and a wide range of sheet plastics. These products are custom designed and fabricated or molded to provide protection for fragile and valuable items, and are sold primarily to original equipment and component manufacturers in the computer, electronics, telecommunications, industrial, medical and pharmaceutical markets.  Molded fiber products are made primarily from 100% recycled paper, principally derived from waste newspaper. These products are custom designed, engineered and molded into shapes for packaging high volume consumer goods, including computer components, medical devices and other light electronics.

In addition to packaging products, the Company fabricates and molds specialty products made from cross-linked polyethylene foam and other materials.  The Company also laminates fabrics and other materials to cross-linked polyethylene foams, polyurethane foams and other substrates.  The Company’s specialty products include door panels and other interior automotive components, athletic and industrial safety belts, components for medical diagnostic equipment, nail files and other beauty aids, and shock absorbing inserts used in athletic and leisure footwear.

The Company was incorporated in Massachusetts under the name United Packaging Corporation in 1963. The Company changed its name to United Foam Plastics Corporation in 1973 and to UFP Technologies, Inc. in October 1993. In November 1993, the Company reincorporated in Delaware. In December 1993, the Company completed an initial public offering of its Common Stock and acquired Moulded Fibre Technology, Inc. (“MFT”).  Unless the context otherwise requires, the term “Company” or “UFPT” reflects the re-incorporation of UFP Technologies, Inc. and refers to UFP Technologies, Inc. and its subsidiaries, MFT and Simco. The Company’s principal offices are located at 172 East Main Street, Georgetown, Massachusetts 01833, and its telephone number is (978) 352-2200.

Market Overview

Packaging Products.  The interior cushion packaging market is characterized by three primary sectors: (1) custom fabricated or molded products for low volume, high fragility products; (2) molded or die-cut products for high volume, industrial and consumer goods; and (3) loose fill and commodity packaging materials for products which do not require custom-designed packaging. Packaging products are used to contain, display and/or protect their contents during shipment, handling, storage, marketing and use. The Company serves both the low volume, high fragility market and the high volume industrial and consumer market with a range of product offerings but does not currently serve the loose fill and commodity packaging market.

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

The higher volume consumer packaging market is generally characterized by annual production volumes in excess of 50,000 pieces. Typical goods in this market include toys, light electronics, computers and computer peripherals, stereo equipment and small appliances. These goods generally do not require as high a level of shock and vibration protection as goods in the low volume, high fragility market. The principal materials used to package these goods include various molded, rigid and foamed plastics, such as expanded polystyrene foam (EPS), vacuum-formed polystyrene (PS) and polyvinyl chloride (PVC), and corrugated die-cut inserts, which generally are less protective and less expensive than resilient foams and molded fiber. The Company believes that molded fiber is being used as an alternative medium to these materials.

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

Regulatory Climate

The packaging industry has been subject to user, industry, and legislative pressure to develop environmentally responsible packaging alternatives that reduce, reuse and recycle packaging materials. Government authorities have enacted legislation relating to source reduction, specific product bans, recycled content, recyclability requirements and “green marketing” restrictions.

In order to provide packaging that complies with all regulations regardless of a product’s destination, manufacturers seek packaging materials that meet both environmentally related demands and performance specifications. Some packaging manufacturers have responded by: reducing product volume and ultimate waste product disposal through reengineering traditional packaging products; adopting new manufacturing processes; participating in recovery and reuse systems for resilient materials that are inherently reusable; creating programs to recycle packaging following its useful life; and developing materials that use a high percentage of recycled content in their manufacture.

Products

The Company’s products include foam, plastic, and fiber packaging products, and specialty foam products.

Packaging Products

The Company designs, manufactures and markets a broad range of packaging products primarily using polyethylene, polyurethane and cross-linked polyethylene foams and rigid plastics. These products are custom designed and fabricated or molded to provide protection for less durable, higher value items, and are primarily sold to original equipment and component manufacturers in the computer, electronics, telecommunications, industrial, medical and pharmaceutical markets. Examples of the Company’s packaging products include end-cap packs for computers, corner blocks for telecommunications consoles, anti-static foam packs for printed circuit boards, die-cut inserts for attaché cases and plastic trays for medical devices and components. Markets for these products are typically characterized by lower to moderate volumes where performance, such as shock absorbency and vibration damping, is valued.

The Company’s engineering personnel collaborate directly with customers to study and evaluate specific customer requirements. Based on the results of this evaluation, packaging products are engineered to customer specifications using various types and densities of materials with the goal of providing the desired protection for the lowest cost and with the lowest package volume. The Company believes that its engineering expertise and breadth of product and manufacturing capabilities have enabled it to provide unique solutions to achieve these goals.

The markets for the Company’s molded fiber packaging and vacuum-formed trays are characterized by high volume production runs and require rapid manufacturing turnaround times. Raw materials used in the manufacture of molded fiber are primarily recycled newspaper, a variety of other grades of recycled paper and water.  Raw materials used in vacuum-formed plastics include polystyrene (PS) and polyvinyl chloride (PVC).  These products compete with expanded polystyrene (EPS) and manually assembled corrugated die-cut inserts.  Sales of these products have been to the computer, consumer electronics and medical industries.

The Company’s molded fiber products provide customers with packaging solutions that are more responsive to stringent environmental packaging regulations worldwide and meet the demands of environmentally-aware consumers, while simultaneously meeting customer cost and performance objectives.

Specialty Foam Products

The Company specializes in engineered products that use the Company’s close tolerance manufacturing capabilities and its expertise in various foam materials and lamination techniques, as well as the Company’s ability to manufacture in clean room environments. The Company’s specialty products are sold primarily to customers in the automotive, sporting goods, medical, beauty, leisure and footwear industries. These products include components for automobiles and  medical diagnostic equipment, abrasive nail files and anti-fatigue mats, and shock absorbing inserts used in athletic and leisure footwear.

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

Marketing and Sales

The Company markets and sells its packaging and specialty products in the United States principally through direct regional sales forces comprised of skilled engineers. The Company also uses independent manufacturer representatives on a limited basis to sell its products in regions where it does not have coverage. The Company’s sales engineers collaborate with customers and the Company’s design and manufacturing experts to develop custom engineered solutions on a cost-effective basis. The Company also markets its products through attendance by in-house market specialists at trade shows and expositions.  The Company believes that its sales are somewhat seasonal, with increased sales in the second half of the year.

With the addition of Pacific Foam, the Company now markets a line of products to the health and beauty industry.  These products are sold primarily through distributors.

Internationally, the Company is seeking to establish exclusive licensing arrangements for the manufacture and distribution of its molded fiber product line with foreign companies for designated territories. The Company has entered into a license agreement with Hong Kong-based Starlite Holdings, covering Guandong Province, mainland China and Hong Kong, and United

Kingdom-based Rexam PLC covering the United Kingdom and Ireland. Under these arrangements the manufacturer must pay the Company a lump sum royalty in exchange for the requisite equipment for production of molded fiber products and, thereafter, a continuing royalty for the right to manufacture and distribute molded fiber products in their respective territories. Starlite completed installation of the Company’s equipment and commenced operations in January 1997. Rexam entered into its license agreement with the Company and began production under that license in January 1997.  As of December 2001, Rexam has ceased production.

Manufacturing

The Company’s manufacturing operations consist primarily of cutting, molding, vacuum forming, laminating and assembly. For custom molded foam products, the Company’s skilled engineering personnel analyze specific customer requirements to design and build prototype products to determine product functionality. Upon customer approval, prototypes are converted to final designs for commercial production runs.

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

The Company does not manufacture any of the raw materials used in its products. With the exception of certain grades of cross-linked foam, these raw materials are available from multiple supply sources. Although the Company relies upon a limited number of suppliers for cross-linked foam, the Company’s relationships with such suppliers are good, and the Company expects that these suppliers will be able to meet the Company’s requirements for cross-linked foam. Any delay or interruption in the supply of raw materials could have a material adverse effect on the Company’s business.

Research and Development

The Company’s engineering personnel continually explore design and manufacturing techniques to meet the unique demands and specifications of its customers. In addition, the

Company regularly undertakes customer-initiated engineering feasibility studies for which the Company is compensated regardless of whether such projects result in commercial production contracts. Because the Company’s products tend to have short life cycles, research and development is an integral part of the Company’s ongoing cost structure.

Competition

The packaging products industry is highly competitive. While there are several national companies that sell interior packaging, the Company’s primary competition to date for its packaging products has been from smaller independent regional manufacturing companies. These companies generally market their products in specific geographic areas from neighboring facilities. In addition, the Company’s foam and fiber packaging products compete against products made from alternative materials, including expanded polystyrene foams, die-cut corrugated, plastic peanuts, plastic bubbles and foam-in-place urethane.

Competition in the engineered specialty foam products industry is also intense. The Company’s specialty foam products face competition primarily from smaller companies that typically concentrate on production of specialty products for specific industries. The Company expects that additional companies will enter the market for engineered specialty foam products as the market expands. The Company believes that its engineering expertise, its ability to combine foams with other materials such as plastics and laminates, and its ability to manufacture products in a clean room environment will enable it to continue to compete effectively in the engineered specialty foam products market. The Company’s specialty products also compete with products made from a wide range of other materials, including rubber, leather and other foams.

The Company believes that its customers typically select vendors based primarily on price, product performance, product reliability and customer service. The Company believes that it is able to compete effectively with respect to these factors in each of its targeted markets.

Patents and Other Proprietary Rights

The Company relies upon trade secret, patent protection and trademarks to protect its technology and proprietary rights. The Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how, and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and may continue to make efforts to obtain patents, when available, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will be upheld if challenged.

The Company has two U.S. patents relating to its molded fiber technology (including certain proprietary machine designs) and has patent applications pending with respect to such technology in certain foreign countries and international patent offices. The Company also has U.S. patents relating to its foam and packaging technologies (four), rubber mat technologies, patterned nail file technologies, and superforming processes (five).  In addition, the Company has patent applications pending in the United States with respect to superforming products and processes.

There can be no assurance that any of the Company’s patent applications will be granted, or that any patent or patent application of the Company will provide significant protection for the Company’s products and technology, or will not be challenged or circumvented by others.  The expiration dates for the Company’s patents range from February 2003 through October 2018.

The Company has licensed its molded fiber patents and technology in the United Kingdom to Rexam and to Starlite in China, for the manufacture and sale of molded fiber products in the United Kingdom, Ireland, China and certain other Asian countries. See “Marketing and Sales.”

Environmental Considerations

In addition to offering molded fiber packaging products made from recycled paper derived primarily from post-consumer newspaper waste, the Company actively promotes its philosophy of reducing product volume and resulting post-user product waste. The Company designs products to provide optimum performance with minimum material. In addition, the Company actively participates in a recovery and reuse program for certain of its plastic packaging products. The Company is aware of public opposition to environmentally incompatible packaging, and other products and that future government action may impose restrictions affecting the industry in which the Company operates. There can be no assurance that any such action will not adversely impact the Company’s products and business.

Backlog

The Company’s backlog as of February 15, 2002, and February 16, 2001 totaled approximately $5.9 million and $5.9 million, respectively, for the Packaging segment, and $7.6 million and $7.4 million, respectively, for the Specialty segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty.  The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period.

Employees

As of February 9, 2002,  the Company had a total of 539 full-time employees (as compared to 609 full-time employees as of February 23, 2001) in both the Specialty segment (14 in engineering, 225 in manufacturing operations, 20 in marketing, sales and support services, and 30 in general and administration) and in the Packaging segment (18 in engineering, 184 in manufacturing, 27 in marketing, sales and support services, and 21 in general and administration).  The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.                  PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts(5)	54,000	(owned by the Company)	Headquarters, fabrication, molding, test lab, clean-room, and engineering for Specialty segment
Memphis, Tennessee	11,225	8/1/03	Warehousing for Packaging segment
Decatur, Alabama(1)	47,250	12/31/06	Fabrication and engineering for Packaging segment
Pawcatuck, Connecticut	39,000	12/31/02	Fabrication and engineering for Packaging segment
Kissimmee, Florida(1)	49,400	12/31/06	Fabrication, molding, test lab, and engineering for Packaging segment
Atlanta, Georgia(6)	55,530	10/31/04	Fabrication, molding and engineering for Specialty segment
Haverhill, Massachusetts	48,772	2/28/03	Flame lamination for Specialty segment
Raritan, New Jersey	72,125	2/28/03	Fabrication, molding, test lab, clean-room, and engineering for Packaging segment
Visalia, California	37,632	1/1/07	Molded fiber operations and engineering for Packaging segment
Scarborough, Maine(6)	29,768	5/31/03	Molded fiber operations and engineering for Packaging segment
Clinton, Iowa(2)	62,000	9/1/06	Molded fiber operations for Packaging segment
Addison, Illinois(3)	45,000	07/31/02	Fabrication and engineering for Packaging segment
Ventura, California	48,300	10/31/02	Fabrication and engineering for Specialty segment
Macomb Township, Michigan(4)	70,703	12/31/07	Fabrication and engineering for Specialty segment

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

(5)     Subject to mortgage (see Note 7 of the Notes to the Consolidated Financial Statements).

(6)     The Company plans to reduce space in these locations as part of its restructuring during 2002.

ITEM 3.               LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

None.

PART II

ITEM 5.                                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

From July 8, 1996 until April 18, 2001, the Company’s Common Stock was listed on the Nasdaq National Market under the symbol “UFPT.”  Since April 19, 2001, the Company’s Common Stock has been listed on the Nasdaq Small Cap Market.  The following table sets forth the range of high and low quotations for the Common Stock as reported by Nasdaq for the quarterly periods from January 1, 2000 to December 31, 2001:

	High	Low
Fiscal Year Ended December 31, 2000
First Quarter	$3.63	$2.25
Second Quarter	3.50	2.38
Third Quarter	3.00	1.75
Fourth Quarter	2.25	1.25

	High	Low
Fiscal Year Ended December 31, 2001
First Quarter	$2.44	$1.38
Second Quarter	2.00	1.50
Third Quarter	1.70	0.21
Fourth Quarter	1.49	0.76

Number of Stockholders

As of February 19, 2002, there were 119 holders of record of the Company’s Common Stock.

Dividends

The Company did not pay any dividends in 2001. Although prior to becoming a public company in December 1993, the Company had from time to time paid cash dividends on its capital stock, the Company presently intends to retain all of its earnings to provide funds for the operation of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.               SELECTED FINANCIAL DATA

Selected Consolidated Financial Data

	Year Ended December 31
Consolidated statement of operations data:(1)	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Net sales	$61,574	74,492	58,801	47,220	45,452
Gross profit	10,925	17,621	14,862	13,080	12,252
Operating income (loss)	(3,741)	3,385	3,279	3,174	2,934
Net income (loss)	(3,043)	1,081	1,693	1,647	1,309
Diluted earnings (loss) per share	$(0.72)	0.25	0.35	0.34	0.27
Weighted average number of diluted shares outstanding	4,249	4,386	4,896	4,830	4,863

	December 31
Consolidated balance sheet data:(1)	2001	2000	1999	1998	1997
	(in thousands)
Working capital	$977	4,139	3,549	2,099	2,579
Total assets	38,102	40,352	31,867	29,949	25,195
Short-term debt and capital lease obligations	7,395	6,084	6,011	5,060	3,525
Long-term debt and capital lease obligations, excluding current portion	6,827	7,589	2,706	2,123	3,233
Total liabilities	23,947	22,825	15,659	14,053	11,062
Stockholders’ equity	$14,154	17,527	16,208	15,895	14,133

(1)     See Note 18 of Notes to Consolidated Financial Statements for segment information

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Act and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend”, “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

Examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company’s packaging customers, (ii) actions by the Company’s competitors and the ability of the Company to respond to such actions, (iii) the ability of the Company to obtain new customers and (iv) the ability of the Company to execute and integrate favorable acquisitions.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

For example, in January 2001, the Company’s largest customer in the specialty foam products segment informed the Company that it no longer required the Company’s products because the customer could satisfy its need internally.  This customer accounted for approximately $5.5 million in annual revenues in 2000.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s consolidated statements of operations:

	Years Ended December 31
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.3	76.3	74.7
Gross profit	17.7	23.7	25.3
Selling, general and administrative expenses	22.1	19.1	19.7
Restructuring charge	1.7	—	—
Operating income (loss)	(6.1)	4.6	5.6
Total other expenses, net	1.6	1.9	0.8
Income (loss) before income taxes	(7.7)	2.7	4.8
Provision for income taxes	(2.8)	1.2	1.9
Net income (loss)	(4.9)	1.5	2.9

2001 Compared to 2000:

The Company’s net sales decreased 17.3 % to $61.6 million for the year ended December 31, 2001 from $74.5 million in 2000.  Specialty segment sales decreased 20.0 % to $31.5 million, primarily due to a decline in automotive sales because of the loss of a $5.5 million annual program as well as a general business decline in 2001.  Packaging segment sales declined 14.4% to $30.1 million, primarily due to declined demand in the electronics components industry.

Gross profit as a percentage of sales decreased to 17.7 % for the year ended December 31, 2001, from 23.7 % in 2000.  The decrease is primarily due to fixed overhead costs measured against lower sales as well as the cost of plant moves in California and Michigan.

Selling, General and Administrative Expenses (“SG&A”) decreased 4.2 % to $13.6 million in the year ended December 31, 2001, from $14.2 million in 2000.  As a percentage of sales, SG&A increased to 22.2% in 2001 from 19.1% in 2000.  The decrease in SG&A dollars is primarily attributable to cost control efforts.  The increase in SG&A as a percentage of sales reflects the sharp decline in sales, in relation to the fixed nature of the expenses.

Interest decreased to $1,030,000 in 2001, from $1,221,000 in 2000, primarily as a result of lower interest rates.

The Company had a tax benefit of 36% of its pre-tax loss in 2001.  The tax benefit reflects the expected utilization of a net operating loss generated during the year, a portion of which will be carried back to prior years through amended tax returns.  In 2000, the Company had an effective tax rate of approximately 46%.

Restructuring:

On December 19, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the current downturn in the packaging industry.  To that effect, the Company recorded restructuring charges of $1,016,000 in the 4th quarter of the fiscal year.  Of this amount, $116,000 is related to workforce reductions of approximately twenty-four employees, which is expected to be paid in 2002, and $900,000 expected to be paid in 2002 and beyond for the consolidation and strategic focus realignment of several facilities.  These measures are largely intended to align the Company’s capacity and infrastructure to anticipated customer demand.  Workforce charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations.  The charges for the Company’s excess facilities were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, the expected lease settlement costs and any related asset write-offs.  These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility in the future.  Costs incurred prior to vacating the facilities will be charged to operations.  See Note 9 of Notes to Consolidated Financial Statements.

2000 Compared to 1999:

The Company’s net sales increased 26.7% to $74.5 million for the year ended December 31, 2000.  Specialty segment sales increased 54.4% to $39.3 million, primarily due to the acquisition of Simco in January 2000.  Packaging segment sales increased 5.5% to $35.2 million, primarily due to growth in plastic thermoformed packaging as well as tool control programs.

Gross profit as a percentage of sales decreased to 23.7% for the year ended December 31, 2000, from 25.3% in 1999.  The decrease is due in part to lower gross margins at Simco.  Simco’s gross margins were dilutive mainly because of a large unprofitable job that was phased out in the third quarter of 2000.

Selling, General and Administrative Expenses (“SG&A”) increased 22.4% to $14.2 million in the year ended December 31, 2000, from $11.6 million in 1999.  As a percentage of sales,

SG&A decreased to 19.1% in 2000 from 19.7% in 1999.  The increase in SG&A dollars is primarily attributable to SG&A at Simco.  The decrease in SG&A as a percentage of sales reflects the economies of scale accompanying operations growth.

Interest increased to $1,221,000 in 2000, from $641,000 in 1999, as a result of higher average borrowings due to the financing of the acquisition of Simco as well as rising interest rates.

The Company’s effective tax rate increased to 46.0% in 2000, from 40.2% in 1999, primarily as a result of non-deductible goodwill amortization at Simco.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements and growth plan through internally generated cash, bank credit facilities and long-term capital leases.

As of December 31, 2001 and 2000, working capital was $977,000 and $4,139,000, respectively.  The decrease in working capital is primarily attributable to increases in current debt of $1.3 million as well as a restructuring reserve of approximately $1 million.  Cash provided from operations was $2,210,000 and $3,554,000 for 2001 and 2000, respectively.  Net cash used in investing activities in 2001 was $2,371,000 million and was used primarily for capital expenditures, including leasehold improvements at two new Company locations.

Including amounts due under the revolving credit facility and capital lease obligations, the Company had total debt outstanding of $14,222,000 and $13,674,000 at December 31, 2001 and 2000, respectively.  The increase was primarily attributable to the repurchase of 300,000 shares of Company stock in early 2001 as well as the acquisition of the E-cubes product line.  The Company has a $10,000,000 revolving bank line, of which $5,854,000 was outstanding at December 31, 2001.  Borrowings through the credit facility are due on demand, are secured by the general assets of the Company, and bear interest at prime rate plus 0% to 0.25% depending on certain financial ratios or LIBOR plus a margin that can vary from 1.25% to 2.5% depending on certain financial ratios.  The Company must also maintain minimum levels of collateral which, as of December 31, 2001, is limited to $9,272,000.  In addition, the Company has a $4,000,000 acquisition line of credit, of which no amount was outstanding as of December 31, 2001.  At December 31, 2001, the Company had two additional loans outstanding.  The first is a $6,500,000 term loan with a five-year straight line amortization that is secured by the Company’s machinery and equipment and has an outstanding balance of $5,742,000 at December 31, 2001.  The second is a five-year first mortgage for $2,500,000 with a fifteen-year amortization and is secured by the Company’s real estate in Georgetown, Massachusetts and has a balance of $2,402,763 at December 31, 2001.  Pricing on both of these loans is the same as the revolving bank line.  Both of these facilities will mature on April 30, 2003.

Under the terms of the new banking agreement, the Company is required to comply with a number of affirmative and negative covenants.  Among other things, the Company must satisfy certain financial covenants and ratios, including debt service and leverage ratios.  As of December 31, 2001, the Company is in compliance with these covenants, or has obtained waivers and has sufficient levels of collateral to support the outstanding balance.  The Company also has capital lease obligations of approximately $224,000 at December 31, 2001 (See Note 7 of Notes to the Consolidated Financial Statements for further discussion of debt).

On February 23, 2001, the Company purchased 300,000 shares of the Company’s stock from Cramer, Berkowitz and Co. at $1.75 per share, for a total amount of $525,000.  The purchase was funded by the Company’s revolving line of credit as discussed above.

The Company has no additional significant capital commitments in 2002, but plans on adding additional machinery to increase capacity or to enhance operating efficiencies in its manufacturing plants.  Additionally, the Company may consider the acquisition of companies, technologies or products in 2002, which are complementary to its business.  The Company believes that its existing resources, including its revolving loan facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the end of 2002.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

Amortization of Goodwill and certain indefinite lived intangibles will cease with the adoption of SFAS No. 141, effective January 1, 2002.  For the year ended December 31, 2001, the Company recorded goodwill amortization of approximately $434,000.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2001, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loan	Mortgage	Total
2002	$2,157,409	$92,980	$1,300,280	$166,669	$3,717,338
2003	1,343,429	90,800	1,300,000	166,669	2,900,898
2004	1,164,360	72,045	1,300,000	166,669	2,703,074
2005	1,016,277	—	1,300,000	166,669	2,482,946
2006 & thereafter	1,199,191	—	541,670	1,736,087	3,476,948
	$6,880,666	$255,825	$5,741,950	$2,402,763	$15,281,204

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.  We believe our most critical accounting policies include the following:

•         Revenue Recognition.  We recognize revenue at the time of shipment which is typically when persuasive evidence of an arrangement exists, performance of our obligation is complete, our price to the buyer is fixed or determinable, and we are reasonably assured of collecting.  If a loss is anticipated on any contract, a provision for the entire loss is made immediately.  Determination of these criteria, in some cases, require management’s judgments.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue for any reporting period could be adversely affected.

•         Intangible Assets.  We review long-lived assets and all intangible assets, including goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated goodwill and other intangible assets of such operation.  If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by other long-lived assets of the operation, to fair value.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.  At December 31, 2001, no impairment has been identified.  Forecasted cash flows are based upon numerous assumptions used by management, such as revenue growth, margins and asset management.  Actual cash flows could differ materially should these assumptions be wrong.

•         Inventory and Accounts Receivable Reserves.  We provide an amount each period for inventory obsolescence and bad debts.  At December 31, 2001, the Company had an inventory obsolescence reserve of $368,005 and a reserve for bad debts of $519,594.  Determining adequate reserves for both inventory and accounts receivables requires management’s judgments.  Conditions impacting the marketability of the Company’s inventory and the collectibility of the Company’s receivables could cause actual asset write-offs to be materially different than the reserve balances as of December 31, 2001.

Other

A significant portion of the Company’s Packaging sales of molded fiber products are to manufacturers of computer peripherals and other consumer products.  As a result, the Company believes that its sales are somewhat seasonal, with increased sales in the second half of the year.  The Company does not believe that inflation has had a material impact on its results of operations in the last three years.

Market Risk

The following discussion of the Company’s market risk includes “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At December 31, 2001, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has two debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 14, in this Report.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 11.             EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

PART IV

ITEM 14.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

(A) (3)	Exhibits

	Number		Reference
	2.01	Agreement and Plan of Reorganization among the Company, Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	A-2.01**
	2.02	Agreement of Merger between Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	C-2.02**
	2.03	Merger Agreement relating to the reincorporation of the Company in Delaware.	A-2.02
	2.04	Asset Purchase Agreement relating to the purchase of Foam Cutting Engineers, Inc.	G-2**
	2.05	Asset Purchase Agreement relating to the purchase of the assets of Pacific Foam Technologies, Inc.	L-2.05
	2.06	Stock Purchase Agreement dated January 14, 2000, relating to the acquisition of the stock of Simco Industries, Inc.	M-2.01**
	3.01	Certificate of Incorporation of the Company, as amended.	E-3.01**
	3.02	Bylaws of the Company.	A-3.02**
	4.01	Specimen Certificate for shares of the Company’s Common Stock.	A-4.01**

4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company, filed as Exhibit 3.01).	E-301**
4.03

Rights Agreement (including the Certificate of Designation and form of Rights Certificate attached as Exhibits A and B, respectively, thereto) between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 13, 1999.

H-4**
10.01	$1,000,000 Mortgage and Promissory Note issued by the Company in favor of Gloucester Bank & Trust Company.	A-10.02**
10.02	Agreement between the Company and William H. Shaw.	A-10.08**
10.03	Agreement and Severance Agreement between the Company and Richard L. Bailly.	A-10.09**
10.04	Employee Stock Purchase Plan.	A-10.18**
10.05	1993 Combined Stock Option Plan, as amended.	I-10.19* **
10.06	1993 Nonemployee Director Stock Option Plan.	B-4.5**
10.07	Facility Lease between the Company and Raritan Associates.	A-10.22**
10.08	Facility lease between the Company and Flanders Properties.	A-10.25**
10.09	Amendment to facility lease between the Company and Flanders Properties.	A-10.26**
10.10	Facility Lease between the Company and Dana Evans d/b/a Evans Enterprises.	A-10.27**
10.11	Facility Lease between the Company and Cole Taylor Bank, as Trustee	F-10.29**
10.12	Form of Indemnification Agreement for directors and officers of the Company.	A-10.30**
10.13	Promissory Note of United Development Company Limited in favor of the Company.	A-10.32**
10.14	Facility Lease between Moulded Fibre Technology, Inc. and Lincoln Gilroy II and Patrician Associates, Inc.	C-10.34**
10.15	Facility Lease between the Company and M.D. Hodges Enterprises, Inc.	D-10.35**
10.16	Facility Lease between Moulded Fibre Technology, Inc. and Dead River Properties.	D-10.36**
10.17	Facility Lease between the Company and Clinton Area Development Corporation.	E-10.37**
10.18	Supply Agreement, dated January 1, 1999, between the Company and Woodbridge Foam Corporation	N-10.38.30**
10.19	Employment Agreement with R. Jeffrey Bailly dated April 4, 1995.	F-10.37**

10.20	1998 Employee Stock Purchase Plan.	J**
10.21	Stock Repurchase Agreement, dated December 17, 1999	N-10.42**
10.22	Facility Lease between the Company and Quadrate Development, LLC	O-10.43**
10.23	Stock Repurchase Agreement dated February 20, 2001	O-10.44**
10.24	Facility Lease between Moulded Fibre Technology Inc. and MidState 99 Distribution Building No. 1, LLC	P-10.45**
10.25	Loan Agreement between the Company and Citizens Bank, dated June 4, 2001	Q-10.45**
10.26	Amended 1998 Director Stock Option Incentive Plan	R-10.47* **
10.27	Amended Facility Lease between the Company and United Development Company Limited.	Filed herewith
10.28	Amended Facility Lease between the Company and United Development Company Limited.	Filed herewith
21.01	Subsidiaries of the Company.	K-21.01**
23.01	Consent of Arthur Andersen LLP	Filed herewith
99.1	Letter to Commission Pursuant to Temporary Note 3-T	Filed herewith

A.     Incorporated by reference to the Company’s registration statement on Form S-1 (Registration No. 33-70912). The number set forth herein is the number of the Exhibit in said registration statement.

B.      Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 33-76440). The number set forth herein is the number of the Exhibit in said registration statement.

C.      Incorporated by reference to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1993. The number set forth herein is the number of the Exhibit in said annual report.

D.      Incorporated by reference to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1994. The number set forth herein is the number of the Exhibit in said annual report.

E.      Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 33-32248). The number set forth herein is the number of the Exhibit in said Registration Statement.

F.      Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1996. The number set forth herein is the number of the Exhibit in said quarterly report.

G.      Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The number set forth herein is the number of the Exhibit in said annual report.

H.      Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1995.  The number set forth herein is the number of the Exhibit in said quarterly report.

I.       Incorporated by reference to the Company’s report on 8-K dated February 3, 1997.  The number set forth herein is the number of the Exhibit in said  report.

J.       Incorporated by reference to the Company’s report on Form 8-K dated January 28, 1999.  The number set forth herein is the number of the exhibit in said report.

K.      Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1998.  The number set forth herein is the number of the exhibit in said Quarterly Report.

L.      Incorporated by reference to the Company’s registration statement on Form S-8 (registration No. 333-56741).

M.     Incorporated by reference to the Company’s Proxy Statement relating to the Company’s Annual Meeting of Stockholders on June 5, 1998.

N.      Incorporated by reference by the Company’s Annual Report 10-K for the fiscal year ended December 31, 1996.  The number set forth herein is the number of the exhibit in said Annual Report.

O.      Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.  The number set forth herein is the number of the Exhibit in said annual report.

P.      Incorporated by reference to the Company’s report on Form 8-K dated January 31, 2000.  The number set forth herein is the number of the Exhibit in said report.

Q.      Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.  The number set forth herein is the number of the Exhibit in said annual report.

R.      Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001.  The number set forth herein is the number of the Exhibit in said Quarterly Report.

S.      Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001.  The number set forth herein is the number of the Exhibit in said Quarterly Report.

T.      Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2001.  The number set forth herein is the number of the Exhibit in said Quarterly Report.

*       Management contract or compensatory plan or arrangement.

**     In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(B)           Reports On Form 8-K

The Company did not file any current reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date:	March 27, 2002	by:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE		TITLE	DATE

/s/	R. Jeffrey Bailly	President, Chief Executive,	3/27/2002
R. Jeffrey Bailly		Officer and Director

/s/	William H. Shaw	Chairman of the Board of Directors	3/27/2002
William H. Shaw

/s/	Ronald J. Lataille	Chief Financial Officer, Vice President,	3/27/2002
Ronald J. Lataille		Principal Accounting Officer

/s/	Richard L. Bailly	Director	3/27/2002
Richard L. Bailly

/s/	William C. Curry	Director	3/27/2002
William C. Curry

/s/	Michael J. Ross	Director	3/27/2002
Michael J. Ross

/s/	Kenneth L. Gestal	Director	3/27/2002
Kenneth L. Gestal

/s/	Peter R. Worrell	Director	3/27/2002
Peter R. Worrell

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements and Schedule

December 31, 2001 and 2000

With Independent Auditors’ Report Thereon

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

Independent Auditors’ Report

The Board of Directors and Stockholders

UFP Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UFP Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The schedule listed in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements.  The schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Arthur Andersen LLP

Boston, Massachusetts

February 22, 2002

UFP TECHNOLOGIES, INC.

Consolidated Balance Sheets

	December 31
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$26,767	94,051
Receivables, net	9,453,243	10,692,979
Inventories	5,203,015	6,779,950
Prepaid expenses	473,326	371,998
Refundable income tax	879,523	—
Deferred income taxes	1,162,733	574,000
Total current assets	17,198,607	18,512,978
Property, plant and equipment	28,379,500	25,917,992
Less accumulated depreciation and amortization	(16,334,297)	(13,464,427)
Net property, plant and equipment	12,045,203	12,453,565
Cash surrender value of officers’ life insurance	200,766	191,819
Investment in and advances to affiliated partnership	187,321	200,194
Deferred income taxes	1,594,162	1,635,219
Goodwill, net	6,406,037	6,724,907
Other assets	469,423	633,722
Total assets	$38,101,519	40,352,404
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$5,853,661	4,736,754
Current installments of long-term debt	1,466,949	1,057,150
Current installments of capital lease obligations	74,328	290,554
Accounts payable	3,807,564	4,439,577
Accrued restructuring charge	1,016,000	—
Accrued taxes and other expenses	4,002,967	3,849,817
Total current liabilities	16,221,469	14,373,852
Long-term debt, excluding current installments	6,677,764	7,174,311
Capital lease obligations, excluding current installments	149,229	415,156
Retirement and other liabilities	898,744	861,645
Total liabilities	23,947,206	22,824,964
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $.01 value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 value. Authorized 20,000,000; issued and outstanding 4,217,400 shares in 2001 and 4,388,370 shares in 2000	42,174	43,884
Additional paid-in capital	8,146,554	8,474,533
Retained earnings	5,965,585	9,009,023
Total stockholders’ equity	14,154,313	17,527,440
Total liabilities and stockholders’ equity	$38,101,519	40,352,404

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Years ended December 31
	2001	2000	1999
Net sales	$61,574,005	74,491,669	58,801,063
Cost of sales	50,649,053	56,870,392	43,939,268
Gross profit	10,924,952	17,621,277	14,861,795
Selling, general and administrative expenses	13,649,795	14,236,234	11,582,430
Restructuring charge	1,016,000	—	—
Operating income (loss)	(3,740,843)	3,385,043	3,279,365
Other income (expense):
Interest expense	(1,029,942)	(1,220,697)	(640,763)
Equity in net income of unconsolidated partnerships	42,518	29,518	22,013
Other, net	(26,139)	(191,799)	169,130
Total other expense	(1,013,563)	(1,382,978)	(449,620)
Income (loss) before income tax provision	(4,754,406)	2,002,065	2,829,745
Income tax provision (benefit)	(1,710,968)	920,951	1,136,328
Net income (loss)	$(3,043,438)	1,081,114	1,693,417
Net income (loss) per share:
Basic	$(0.72)	0.25	0.35
Diluted	$(0.72)	0.25	0.35
Weighted average common shares:
Basic	4,245,033	4,374,271	4,808,640
Diluted	4,245,033	4,386,441	4,895,935

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

	Years ended December 31, 2001, 2000, and 1999
			Additional paid-in capital	Retained earnings	Total stockholders’ equity
	Common Stock
	Shares	Amount
Balance at December 31, 1998	4,707,354	$47,074	$9,613,859	$6,234,492	$15,895,425
Sale of common stock through incentive stock option plan	85,345	853	34,846	—	35,699
Employee Stock Purchase Plan	28,985	290	78,151	—	78,441
Stock retirement	(18,052)	(181)	(77,387)	—	(77,568)
Stock issued in lieu of compensation	61,000	610	185,514	—	186,124
Stock repurchased	(570,000)	(5,700)	(1,597,425)	—	(1,603,125)
Net income	—	—	—	1,693,417	1,693,417
Balance at December 31, 1999	4,294,632	$42,946	$8,237,558	$7,927,909	$16,208,413
Employee Stock Purchase Plan	33,238	333	66,518	—	66,851
Stock issued in lieu of compensation	60,500	605	170,457	—	171,062
Net income	—	—	—	1,081,114	1,081,114
Balance at December 31, 2000	4,388,370	$43,884	$8,474,533	$9,009,023	$17,527,440
Employee Stock Purchase Plan	54,003	540	70,234	—	70,774
Stock issued in lieu of compensation	75,027	750	123,787	—	124,537
Stock repurchase	(300,000)	(3,000)	(522,000)	—	(525,000)
Net loss	—	—	—	(3,043,438)	(3,043,438)
Balance at December 31, 2001	4,217,400	$42,174	$8,146,554	$5,965,585	$14,154,313

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Years ended December 31
	2001	2000	1999
Cash flows from operating activities:
Net (loss) income	$(3,043,438)	1,081,114	1,693,417
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,284,543	3,080,927	2,299,673
Equity in net income of unconsolidated affiliate and partnership	(42,518)	(29,518)	(22,013)
Restructuring charge	1,016,000	—	—
(Gain) loss on disposal of property, plant and equipment	—	191,799	(169,130)
Stock issued in lieu of compensation	124,538	171,062	186,124
Deferred income taxes	(547,676)	—	330,908
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	360,213	2,064,391	(1,809,253)
Inventories	1,576,935	47,302	(1,100,120)
Prepaid expenses	(101,328)	4,727	1,925
Accounts payable	(632,013)	(1,606,556)	(151,447)
Accrued taxes and other expenses	153,150	(1,507,621)	346,483
Retirement and other liabilities	37,099	8,850	(164,498)
Cash surrender value of officers’ life insurance	(8,947)	127,565	(75,552)
Increase (decrease) in other assets	33,014	(80,259)	(108,640)
Net cash provided by operating activities	2,209,572	3,553,783	1,257,877
Cash flows from investing activities:
Additions to property, plant and equipment	(2,418,508)	(2,436,927)	(1,948,968)
Acquisition of operating assets, less cash acquired	—	(5,802,123)	—
Payments received on advances to affiliated partnership	47,873	44,069	25,792
Proceeds from disposal of property, plant and equipment	—	23,000	534,350
Net cash used in investing activities	(2,370,635)	(8,171,981)	(1,388,826)
Cash flows from financing activities:
Net borrowings under notes payable	1,116,907	(263,246)	850,000
Proceeds from long-term borrowings	9,000,000	6,120,000	1,603,125
Capital stock repurchase	(525,000)	—	(1,603,125)
Proceeds from sale of common stock	70,774	66,851	36,572
Principal repayment of long-term debt	(9,086,749)	(63,531)	(56,222)
Principal repayment of obligations under capital leases	(482,153)	(1,496,554)	(863,028)
Net cash provided by (used in) financing activities	93,779	4,363,520	(32,678)
Net change in cash and cash equivalents	(67,284)	(254,678)	(163,627)
Cash and cash equivalents at beginning of year	94,051	348,729	512,356
Cash and cash equivalents at end of year	$26,767	94,051	348,729

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2001 and 2000

(1)      Summary of Significant Accounting Policies

UFP Technologies, Inc. designs and manufactures a broad range of packaging and specialty foam products for a variety of industrial and consumer markets.  The Company was incorporated in the State of Delaware in 1993.

(a)        Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc. and its wholly owned subsidiaries, Moulded Fibre Technology, Inc. (MFT), Simco Automotive Trim, and Simco Automotive Technology.  All significant inter-company balances and transactions have been eliminated in consolidation.

(b)        Accounts Receivable

The Company periodically reviews the collectibility of its accounts receivable.  Provisions are established for accounts that are potentially uncollectible.  Determining adequate reserves for accounts receivable requires management’s judgment.  Conditions impacting the marketability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2001.

(c)         Inventories

Inventories which include material, labor, and manufacturing overhead are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the marketability of its inventory.  Provisions are established for potential obsolescence.  Determining adequate reserves for inventory obsolescence requires management’s judgment.  Conditions impacting the marketability of the Company’s inventory could cause actual asset write-offs to be materially different than the reserve balances as of December 31, 2001.

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

(e)         Income Taxes

The Company’s income taxes are accounted for under the asset and liability method of accounting.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards.  Deferred tax expense (benefit) results from the net change during the year in deferred tax assets and liabilities.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(f)         Revenue Recognition

Revenue Recognition.  We recognize revenue at the time of shipment which is typically when persuasive evidence of an arrangement exists, performance of our obligation is complete, our price to the buyer is fixed or determinable, and we are reasonably assured of collecting.  If a loss is anticipated on any contract, a provision for the entire loss is made immediately.  Determination of these criteria, in some cases, require management’s judgments.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue for any reporting period could be adversely affected.

(g)        Investments in Realty Partnerships

The Company has invested in two realty limited partnerships, Lakeshore Estates Associates and United Development Company Limited.  These investments are stated at cost, plus or minus the Company’s proportionate share of the limited partnerships’ income or losses, less any distributions received from the limited partnerships.  The Company has recognized its share of Lakeshore Estates Associates’ losses only to the extent of its original investment in, and advances to, this partnership.

The Company has a 26% ownership interest in a realty limited partnership, United Development Company Limited.  This investment is accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.  The Company’s proportionate share of the limited partnership’s net income was approximately $35,000, $22,000, and $22,000 in 2001, 2000, and 1999, respectively.

On December 31, 1998, United Development Company Limited executed and delivered to the Company a term note in the amount of $99,750 to evidence advances received from the Company.  This note accrues interest at 9.75% and is repayable in monthly installments of $2,107.  The amount outstanding at December 31, 2001, is $45,784.

(h)        Intangible Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and Accounting Principles Board (APB) Opinion No. 17, Intangible Assets, the Company reviews long-lived assets and all intangible assets (including goodwill) for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation.  If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.  At December 31, 2001, no impairment has been identified.

Goodwill is being amortized on a straight-line basis over a 20-year period.  Accumulated amortization was $2,243,836 and $1,809,409 as of December 31, 2001 and 2000, respectively.  Amortization of goodwill and certain indefinite lived intangibles will cease with the adoption of SFAS No. 141, Business Combinations, effective January 1, 2002.

(i)         Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

(j)         Comprehensive Income

The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components.  Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity.  Comprehensive income equaled net income for all periods presented.

(k)        Use of Estimates

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

(l)         Segments and Related Information

The Company has adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which established standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports (see Note 18).

(m)       Recent Accounting Pronouncements

SFAS No. 133, as amended by SFAS No. 137 and No. 138, was effective for all fiscal quarters of all fiscal years beginning after June 15, 2000.  The statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value.  Accounting for gains or losses resulting from changes in the values of a derivative depends on whether it qualifies for hedge accounting.  The effect of the adoption of SFAS No. 133 as of January 1, 2001, was not material.

In June 2001, the FASB issued SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually at a minimum for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned.  The provisions of SFAS No. 142 apply to goodwill and intangible assets arising from acquisitions completed subsequent to June 30, 2001.  SFAS No. 142 is required to be adopted for goodwill and intangible assets arising from acquisitions prior to June 30, 2001, as of December 31, 2001.  The Company is currently determining the impact of adopting this standard under the transition provisions of SFAS No. 142.  Goodwill amortization expense for 2001 was $434,427.

In June 2001, the FASB issued SFAS No. 143, Accounting for Assets Retirement Obligations.  SFAS No. 143 addresses accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement is effective for fiscal years beginning after June 15, 2002.  The Company is currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001.  The provisions of this statement provide a single accounting model for determining impairment of long-lived assets.  The Company is currently assessing the impact of this new standard.

(n)        Reclassifications

Certain prior year account balances have been reclassified to conform to the 2001 presentation.

(2)      Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Years ended December 31
	2001	2000	1999
Interest	$1,133,510	1,267,282	623,855
Income taxes	$0	926,759	964,985

(3)      Receivables

Receivables consist of the following:

	December 31
	2001	2000
Accounts receivable — trade	$9,903,718	11,086,155
Other receivables	69,119	19,275
	9,972,837	11,105,430
Less allowance for doubtful receivables	(519,594)	(412,451)
	$9,453,243	10,692,979

(4)      Inventories

Inventories consist of the following:

	December 31
	2001	2000
Raw materials	$2,825,990	4,242,874
Work in process	551,661	785,848
Finished goods	1,825,364	1,751,228
	$5,203,015	6,779,950

(5)      Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31
	2001	2000
Land	$85,319	85,319
Buildings and improvements	2,087,397	1,951,262
Leasehold improvements	2,444,182	1,889,922
Equipment	20,917,522	19,522,054
Furniture and fixtures	2,333,843	2,047,986
Construction in progress - equipment	511,237	421,449
	$28,379,500	25,917,992

(6)      Investment in and Advances to Affiliated Partnership

The Company has a 26% ownership interest in a realty limited partnership, United Development Company Limited.  This investment is accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.  The Company’s proportionate share of the limited partnership’s net income was approximately $35,000, $22,000, and $22,000 in 2001, 2000, and 1999, respectively.

On December 31, 1998, United Development Company Limited executed and delivered to the Company a term note in the amount of $99,750 to evidence advances received from the Company.  This note accrues interest at 9.75% and is repayable in monthly installments of $2,107.  The amount outstanding at December 31, 2001, is $45,784.

(7)      Indebtedness

On June 4, 2001, the Company entered into a new banking arrangement, allowing the Company to borrow up to $10,000,000 under a revolving line of credit.  Amounts borrowed under this facility are due on demand, and must be supported by adequate collateral levels, which as of December 31, 2001, is limited to $9,272,000.  At December 31, 2001, borrowings under this agreement were $5,854,000.  Also included is a $4,000,000 acquisition line, of which no amount is outstanding on December 31, 2001.  These facilities are secured by a first lien on the Company’s assets.

The Company has two additional loans.  The first is a $6,500,000 term loan with a five-year straight line amortization; this loan is secured by the Company’s machinery and equipment, and has an outstanding balance of $5,742,000 at December 31, 2001.  The second loan is a five-year first mortgage for $2,500,000, with a 15-year amortization; this loan is secured by the Company’s real estate in Georgetown, Massachusetts, and has a balance of $2,403,000 at December 31, 2001.

All of these loan facilities bear interest at LIBOR plus a variable spread that ranges from 1.25% to 2.5% or prime rate plus 0% to 0.25%.  At December 31, 2001, the interest rate on these facilities ranged from 4.75% to 5.93%

Both of these facilities will mature on April 30, 2003.

Under the terms of the new banking agreement, the Company is required to comply with a number of affirmative and negative covenants.  Among other things, the Company must satisfy certain financial covenants and ratios, including debt service and leverage ratios.  As of December 31, 2001, the Company is in compliance with these covenants, or has obtained waivers, and has sufficient levels of collateral to support the outstanding balance.

Long-term debt consists of the following:

	December 31
	2001	2000
Mortgage note	$2,402,763	508,336
Note payable - term loan	5,741,950	7,723,125
Total long-term debt	8,144,713	8,231,461
Less current installments	1,466,949	1,057,150
Long-term debt, excluding current installments	$6,677,764	7,174,311

Aggregate maturities of long-term debt are as follows:

Year ending December 31:
2002	$1,466,949
2003	1,466,668
2004	1,466,668
2005	1,466,668
Thereafter	2,277,760
$8,144,713

(8)      Accrued Taxes and Other Expenses

Accrued taxes and other expenses consist of the following:

	December 31
	2001	2000
Compensation	$1,044,192	954,017
Benefits	1,017,355	856,222
Paid time off	511,187	401,289
Other	1,430,233	1,638,289
	$4,002,967	3,849,817

(9)      Restructuring Charge

On December 19, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the current downturn in the packaging industry.  To that effect, the Company recorded restructuring charges of $1,016,000 in the 4th quarter of the fiscal year.  Of this amount, $116,000 is related to workforce reductions of approximately twenty-four employees, which is expected to be paid in 2002, and $900,000 expected to be paid in 2002 and beyond for the consolidation and strategic focus realignment of several facilities.  These measures were largely intended to align the Company’s capacity and infrastructure to anticipated customer demand.  Workforce charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations.  The charges for the Company’s excess facilities were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, the expected lease settlement costs and any related asset write-offs.  These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility in the future.  Costs incurred prior to vacating the facilities will be charged to operations.

The following table summarizes the activity related to the 2001 plan:

		Severance Pay	Lease Termination	Asset Write-off	Total
2001	Provision	$116,000	600,000	300,000	1,016,000
2001	Usage	—	—	—	—
12/31/2001	Balance	$116,000	600,000	300,000	1,016,000

(10)   Income Taxes

The Company’s income tax (benefit) provision for the years ended December 31, 2001, 2000, and 1999 consists of:

	Years ended December 31
	2001	2000	1999
Current:
Federal	$(1,024,000)	394,000	587,000
State	28,000	160,000	218,000
	(996,000)	554,000	805,000
Deferred:
Federal	(467,000)	362,000	327,000
State	(248,000)	5,000	4,000
	(715,000)	367,000	331,000
Total income tax provision (benefit)	$(1,711,000)	921,000	1,136,000

At December 31, 2001, the Company has net operating loss carry-forwards for income tax purposes of approximately $8,599,000, which are available to offset future taxable income and expire during the years ending December 31, 2006 through 2021.

The future benefit of the net operating loss carry-forwards related to MFT and Simco will be limited to $600,000 per year in accordance with Section 382 of the Internal Revenue Code.  As of December 31, 2001, a net operating loss carry-forward of MFT and Simco totaled $1,742,000 and $5,142,000, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31
	2001	2000
Deferred tax assets related to:
Reserves not currently deductible	563,000	430,000
Compensation programs	89,000	144,000
Retirement liability	350,000	307,000
Net operating loss carryforwards	3,056,000	2,341,000
Other	114,000	222,000
	4,172,000	3,444,000
Deferred tax liabilities related to:
Excess of book over tax basis of fixed assets	775,000	631,000
Investee tax loss in excess of book losses	103,000	105,000
Capital leases	537,000	499,000
	1,415,000	1,235,000
Net deferred tax assets	$2,757,000	$2,209,000

The amount recorded as net deferred tax assets as of December 31, 2001 and 2000 represents the amount of tax benefits of existing deductible temporary differences or carry-forwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carry-forward period.  The Company believes that the net deferred tax asset of $2,757,000 at December 31, 2001 is more likely than not to be realized in the carry-forward period.  Management reviews the recoverability of deferred tax assets during each reporting period.

Actual tax provision for the years presented differs from “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:

	Years ended December 31
	2001	2000	1999
Computed “expected” tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	3.1	5.4	5.2
Officers’ life insurance	(0.2)	0.2	0.5
Amortization of goodwill	(2.2)	7.1	1.9
Other	1.3	(0.7)	(1.4)
Effective tax rate	36.0%	46.0%	40.2%

(11)   Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year.  Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year.  The weighted average number of shares used to compute diluted income per share consisted of the following:

	Years ended December 31
	2001	2000	1999
Basic weighted average common shares outstanding during the year	4,245,033	4,374,271	4,808,640
Weighted average common equivalent shares due to stock options	0	12,170	87,295
Diluted weighted average common shares outstanding during the year	4,245,033	4,386,441	4,895,935

Potential common shares of 3,519 were not included in the computation of diluted weighted average common shares outstanding for year ended December 31, 2001, because their inclusion would be anti-dilutive.

Diluted weighted average shares outstanding for 2000 and 1999 exclude 595,082 and 316,517, respectively, due to the fact that the option prices were greater than the average market price of the common stock.

(12)   Stock Option and Employee Stock Purchase Plans

The Company maintains a stock option plan to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, consultants and advisors.  The plan provides for either nonqualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for nonqualified stock options shall be determined by the Stock Option Committee. Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the option.  At December 31, 2001, there were 794,444 options outstanding under the plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At December 31, 2001, there were 55,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, subject to shareholder approval, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provides for options for the issuance of up to 175,000 shares of common stock.  These options become exercisable in full six months after the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  At December 31, 2001, there were 159,068 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan which provides that all employees of the Company who work more than twenty hours per week and more than five months in any calendar year and who are employees on or before the applicable offering period are eligible to participate.  The 1998 Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan, participants may have withheld up to 10% of their base salaries during the six month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period.  The 1998 Stock Purchase Plan provides for the issuance of up to 150,000 shares of common stock.  To date, 116,226 shares have been issued.

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations in accounting for its stock option and employee stock purchase plans.  As a result, no compensation cost has been recognized in connection with these plans.

Since the Company accounts for its stock option plans under APB 25, certain pro forma information regarding net income and net income per share is required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as if the Company had accounted for its stock option plans under the fair value approach of SFAS 123.  For purposes of the pro forma disclosures, the estimated fair value of the stock plans is fully amortized over the related vesting period of the options.

The Company’s pro forma information is as follows:

	Years Ended December 31
	2001	2000	1999
Net (loss) income as reported	$(3,043,438)	$1,081,114	$1,693,417
Pro forma net (loss) income	(3,349,580)	480,512	1,338,621
Basic net (loss) income per share as reported	(0.72)	0.25	0.35
Pro forma basic net (loss) income per share	(0.79)	0.11	0.28
Diluted net (loss) income per share as reported	(0.72)	0.25	0.35
Pro forma diluted net (loss) income per share	(0.79)	0.11	0.27

The effect of applying SFAS 123 as shown above in the pro forma disclosures is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to 1995.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants issued in 2001,  2000, and 1999, respectively: no dividend yield for each year; expected volatility of 105%, 92%, and 86%, risk-free interest rates of 4.0%, 5.1%, and 6.7%; and expected lives of 5.57, 5.44, and 5.28 years.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price
Outstanding at December 31, 1998	839,800	$3.52
Granted	182,844	3.69
Exercised	(150,250)	2.16
Canceled or expired	(220,000)	4.74

Outstanding at December 31, 1999	652,394	$3.45
Granted	277,914	2.67
Exercised	—	0
Canceled or expired	(49,750)	3.26

Outstanding at December 31, 2000	880,558	$3.22
Granted	178,454	1.19
Exercised	—	0
Canceled or expired	(50,500)	3.29

Outstanding at December 31, 2001	1,008,512	$2.85

The weighted-average fair value of options granted during 2001, 2000, and 1999 was $0.94, $2.09, and $2.72, respectively.  There were 749,401 exercisable options as of December 31, 2001.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of December 31, 2001:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 12/31/01	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 12/31/01	Weighted average exercise price
$0.00 - $0.99	73,000	5.0 years	$0.80	—	$—
$1.00 - $1.99	105,454	7.9 years	1.46	70,454	1.66
$2.00 - $2.99	345,914	5.7 years	2.50	271,539	2.51
$3.00 - $3.99	347,700	3.6 years	3.40	283,950	3.40
$4.00 - $4.99	123,944	4.1 years	4.39	110,958	4.38
$5.00 - $5.99	—	0.0 years	—	—	—
$6.00 - $6.99	12,500	4.5 years	6.13	12,500	6.13
	1,008,512	5.0 years	$2.85	749,401	$3.10

(13)   Stockholders’ Equity

On January 13, 1999, the Company declared a dividend of one preferred share purchase right ( a “Right”) for each outstanding share of common stock, par value $0.01 per share on February 5, 1999 to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Share”), of the Company, at a price of $30.00 per one one-thousandth of a Preferred Share subject to adjustment and the terms of the Rights Agreement.

On December 16, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock at management’s discretion either in the open market or in privately negotiated transactions.  The repurchased stock is expected to be used for general corporate purposes, including the issuance of shares in connection with employee benefit plans.  During 2001, 300,000 shares were repurchased for $525,000, and retired.  Since December 16, 1998, a total of 870,000 shares have been repurchased for $2,128,125.

(14)   Supplemental Retirement Plan

The Company has a supplemental retirement plan for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment.  The Company recorded an expense of $109,000, $113,000, and $60,000 for the years ended December 31, 2001, 2000, and 1999, respectively, in accordance with this plan, which includes both current costs and prior service costs for these individuals.  The present value of the supplemental retirement obligation has been calculated using an 8.5% discount rate.

(15)   Commitments and Contingencies

(a)      Leases - The Company has non-cancelable operating leases for its other facilities that expire through 2007.  Certain of the leases contain escalation clauses which require payments of additional rent, as well as increases in related operating costs.  The Company also leases various equipment under capital leases which expire through 2004.

Included in property, plant and equipment are the following amounts held under capital lease:

	December 31
	2001	2000	1999
Equipment	$487,805	$778,558	$3,726,320
Less accumulated amortization	(139,488)	(169,632)	(1,133,010)
	$348,317	$608,926	$2,593,310

Future minimum lease payments under noncancelable operating leases and the present value of future minimum lease payments under capital leases as of December 31, 2001, are as follows:

Year ending December 31:	Capital Leases	Operating Leases
2002	92,980	2,157,409
2003	90,800	1,343,429
2004	72,045	1,164,360
2005	—	1,016,277
Thereafter	—	1,199,191
Total minimum lease payments	$255,825	$6,880,666
Less amount representing interest	32,268
Present value of future minimum lease payments	223,557
Less current installments of obligations under capital leases	74,328
Obligations under capital lease, excluding current installments	$149,229

Rent expense amounted to approximately $2,337,000, $2,069,000, and $1,604,000 in 2001, 2000, and 1999, respectively.  Approximately $270,000 of total rent expense was paid in 2001, and $270,000 and $250,000 in 2000 and 1999, respectively, to a limited partnership that owns the Decatur, Alabama, and Kissimmee, Florida, facilities.  The Company and one of its officers have interests in this limited partnership.

(b)  Legal - The Company is a defendant in various lawsuits and administrative proceedings that are being handled in the ordinary course of business.  In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(16)   Profit Sharing Plan

The Company maintains a profit-sharing plan for eligible employees.  Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals as well as discretionary amounts determined by the Board of Directors, and amounted to approximately $399,000, $650,000, and $550,000 in 2001, 2000, and 1999, respectively.

(17)   Fair Value of Financial Instruments

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

(18) Segment Data

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

Inter-segment transactions are uncommon and not material.  Therefore, they have not been separately reflected in the financial table below.  The totals of the reportable segments’ revenues, net profits and assets agree with the Company’s comparable amount contained in the audited financial statements.  Revenues from customers outside of the United States are not material.  No one customer accounts for more than 10% of the Company’s consolidated revenues.

Financial statement information by reportable segment is as follows:

	2001
	Specialty	Packaging	Total
Sales	$31,454,054	30,119,951	61,574,005
Operating loss	(2,922,950)	(817,893)	(3,740,843)
Total assets	19,177,792	18,923,727	38,101,519
Depreciation / amortization	1,311,846	1,972,697	3,284,543
Capital expenditures	1,140,504	1,278,004	2,418,508

	2000
	Specialty	Packaging	Total
Sales	$39,304,097	35,187,572	74,491,669
Operating income	987,222	2,397,821	3,385,043
Total assets	19,690,414	20,661,990	40,352,404
Depreciation / amortization	1,242,050	1,838,877	3,080,927
Capital expenditures	1,376,203	1,060,724	2,436,927

	1999
	Specialty	Packaging	Total
Sales	$24,990,324	33,810,739	58,801,063
Operating income	251,015	3,028,350	3,279,365
Total assets	12,504,282	19,363,081	31,867,363
Depreciation / amortization	565,634	1,734,039	2,299,673
Capital expenditures	1,123,477	825,491	1,948,968

(19)   Quarterly Financial Information (unaudited)

	Q1	Q2	Q3	Q4
Year ended 12/31/2000
Net sales	$18,283,629	$19,415,865	$18,898,192	$17,893,983
Gross profit	4,302,982	4,592,804	4,419,804	4,305,712
Net income	217,922	287,775	220,136	355,308
Basic net income per share	0.05	0.07	0.05	0.08
Diluted net income per share	0.05	0.07	0.05	0.08

Year ended 12/31/2001
Net sales	$16,966,482	$15,480,531	$13,935,119	$15,191,873
Gross profit	3,397,906	3,020,953	1,812,462	2,693,630
Net loss	(368,287)	(268,691)	(942,780)	(1,463,681)
Basic net loss per share	(0.08)	(0.06)	(0.22)	(0.35)
Diluted net loss per share	(0.08)	(0.06)	(0.22)	(0.35)

(20)   Acquisition

On January 14, 2000, the Company acquired all of the outstanding common stock of Simco Industries Inc. for approximately $5.8 million.  Simco Industries Inc. is a full service supplier of automotive trim components.  In addition, they operate a tool manufacturing facility.  The results of Simco Industries Inc. have been included in the Company’s consolidated financial statements since the acquisition on January 14, 2000.  The cost of the acquisition was allocated based on the estimated fair market value of the assets acquired and the liabilities assumed.  This allocation resulted in a goodwill valuation of approximately $2,750,000 over 20 years, which is being amortized on a straight line basis.  Amortization of goodwill will cease with the adoption of SFAS No. 141 effective January 1, 2002.

Pro forma amounts for the Simco acquisition are not included, as the effect is not material to the Company’s consolidated financial statements.

In November 2001, the Company purchased the equipment, trademarks, and patents for the E-cube product line of molded fiber loose fill packaging from E-Tech Products, Inc.  The purchase price was approximately $130,000.

In January 2002, the Company acquired selected assets from Excel Acquisition Group, a fabricator of custom foam packaging.  The purchase price was approximately $150,000.

Schedule II

UFP TECHNOLOGIES, INC.

Valuation and Qualifying Accounts

Years ended December 31, 2001, 2000, and 1999

Accounts receivable, allowance for doubtful accounts:

	2001	2000	1999
Balance at beginning of year	$412,451	365,808	$257,865
Simco Automotive acquisition	—	240,000	—
Provision charged to expense	334,712	102,203	135,522
Deductions - write-offs	(227,569)	(295,560)	(27,579)
Balance at end of year	519,594	412,451	365,808

* * * *