Form 10-Q
period 2002-03-31
UFP TECHNOLOGIES INC
filed 2002-05-10
CIK 914156

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2002

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

(978) 352-2200

(Registrant’s telephone number, including area code)

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

Yes ☒    No ☐

4,346,384 shares of registrant’s Common Stock, $.01 par value, were outstanding as of May 2, 2002.

UFP Technologies, Inc.

PART I:          FINANCIAL INFORMATION

Item 1           Financial Statements

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	31-Mar-02	31-Dec-01
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$22,182	$26,767
Receivables, net	10,672,088	9,453,243
Inventories	5,190,817	5,203,015
Prepaid expenses and other current assets	2,797,427	2,515,582
Total current assets	18,682,514	17,198,607
Property, plant and equipment	29,057,092	28,379,500
Less accumulated depreciation and amortization	(16,994,292)	(16,334,297)
Net property, plant and equipment	12,062,800	12,045,203
Goodwill, net	6,481,037	6,406,037
Other assets	2,484,993	2,451,672
Total assets	39,711,344	38,101,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$7,875,397	$5,853,661
Current installments of long-term debt	1,466,641	1,466,949
Current installments of capital lease obligations	110,242	74,328
Accounts payable	4,001,671	3,807,564
Accrued restructuring charge	816,574	1,016,000
Accrued expenses and payroll withholdings	3,931,428	4,002,967
Total current liabilities	18,201,953	16,221,469
Long-term debt, excluding current installments	6,311,099	6,677,764
Capital lease obligations, excluding current installments	350,336	149,229
Retirement and other liabilities	898,984	898,744
Total liabilities	25,762,372	23,947,206
Commitments & contingencies
Stockholders’ equity:
Common stock	43,464	42,174
Additional paid-in capital	8,255,563	8,146,554
Retained earnings	5,649,945	5,965,585
Total stockholders’ equity	13,948,972	14,154,313
Total liabilities and stockholders’ equity	$39,711,344	$38,101,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	31-Mar-02	31-Mar-01
Net sales	$15,530,553	$16,966,482
Cost of sales	12,658,709	13,568,576
Gross profit	2,871,844	3,397,906
Selling, general and administrative expenses	3,153,603	3,804,933
Operating loss	(281,759)	(407,027)
Interest expense	227,381	274,986
Loss before income taxes	(509,140)	(682,013)
Income taxes	(193,500)	(313,726)
Net loss	$(315,640)	$(368,287)
Basic net loss per share	$(0.07)	$(0.08)
Diluted net loss per share	$(0.07)	$(0.08)
Weighted average number of shares used in computation of per share data:
Basic	4,302,330	4,374,910
Diluted	4,302,330	4,374,910

The accompanying notes are an integral part of these condensed consolidated financial statements

UFP Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	31-Mar-02	31-Mar-01
Cash flows from operating activities:
Net loss	$(315,640)	(368,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	667,242	795,528
Stock issued in lieu of compensation	81,050	141,123
Changes in operating assets and liabilities:
Receivables, net	(1,218,845)	(396,629)
Inventories	12,198	174,842
Prepaid expenses and other current assets	(256,845)	(387,935)
Accounts payable	194,107	(1,074,665)
Accrued expenses and payroll withholdings	(270,965)	(501,906)
Retirement and other liabilities	240	35,141
Other assets	(45,816)	37,282
Net cash used in operating activities	(1,153,274)	(1,545,506)
Cash flows from investing activities:
Additions to property, plant and equipment	(627,592)	(770,568)
Payments from affiliated company	5,248	4,762
Acquisition of Excel	(150,000)	—
Net cash used in investing activities	(772,344)	(765,806)
Cash flows from financing activities:
Net borrowings under notes payable	2,021,736	2,866,958
Principal repayments of long-term debt	(366,973)	(9,388)
Principal repayments of capital lease obligations	(26,788)	(88,596)
Proceeds from capital lease obligations	263,809	—
Net proceeds from sale of common stock	29,249	37,227
Capital stock repurchase	—	(525,000)
Net cash provided by financing activities	1,921,033	2,281,201
Net change in cash and cash equivalents	(4,585)	(30,111)
Cash and cash equivalents, at beginning of period	26,767	94,051
Cash and cash equivalents, at end of period	$22,182	63,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES
TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)           Basis of Presentation

The interim consolidated financial statements of UFP Technologies, Inc. (the Company) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s 2001 Annual Report on Form 10-K as provided to the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2002, the consolidated statements of operations for the three months ended March 31, 2002 and 2001, and the consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

(2)           New Accounting Pronouncements

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

In June 2001, the FASB issued SFAS No. 141 and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually at a minimum for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The provisions of SFAS No. 141 apply to goodwill and intangible assets arising from acquisitions completed subsequent to June 30, 2001. SFAS No. 142 is required to be adopted for goodwill and intangible assets arising from acquisitions prior to June 30, 2001. The adoption of SFAS No. 141 did not have a material impact to the Company’s financial position or results of operations.  The Company has initially applied SFAS 142 and ceased goodwill amortization during the quarter ended March 31, 2002. The Company is currently determining the impact, if any, of adopting the transition provisions of SFAS No. 142 with respect to any impairment of goodwill and intangible assets.  For the quarter ended March 31, 2001, the Company’s goodwill amortization expense was approximately $122,000.

Pro forma net loss for the quarter ended March 31, 2001 would have been $(290,207), excluding goodwill amortization expense after tax.  Pro forma basic and diluted loss per share for the quarter ended March 31, 2001 would have been $(0.07) and $(0.07) respectively.

In June 2001, the FASB issued SFAS No. 143, Accounting for Assets Retirement Obligations. SFAS No. 143 addresses accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for determining impairment of long-lived assets. The Company has adopted SFAS No. 144 as required with no significant effect on the Company’s financial position or results of operations.

(3)           Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	03/31/02	12/31/01
Raw materials	$3,047,540	$2,825,990
Work-in-process	350,540	551,661
Finished goods	1,792,737	1,825,364
Total inventory	$5,190,817	$5,203,015

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(4)           Restructuring Reserve

On December 19, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the current downturn in the packaging industry.  To that effect, the Company recorded restructuring charges of $1,016,000 in the 4th quarter of 2001.  Of this amount, $116,000 is related to workforce reductions of approximately twenty-four employees, which is expected to be paid in 2002, and $900,000 expected to be paid in 2002 and beyond for the consolidation and strategic focus realignment of several facilities.  These measures were largely intended to align the Company’s capacity and infrastructure to anticipated customer demand.

The following table summarizes the activity for the three months ended March 31, 2002:

		Severance Pay	Lease Termination	Asset Write-off	Total
12/31/01	Balance	$116,000	$600,000	$300,000	$1,016,000
2002	Usage	(88,955)	(110,471)	—	(199,426)
3/31/02	Balance	$27,045	$489,529	$300,000	$816,574

(5)           Common Stock

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

At December 31, 2001, there were 794,444 options outstanding under the Company’s 1993 Employee Stock Option Plan (“1993 Plan”).  The purpose of these options is to provide long-term rewards and incentives to the Company’s key employees and officers.  50,000 options were issued, zero options were exercised, and 27,000 options expired during the first three months of 2002 under the 1993 Plan.  At March 31, 2002,  there were 817,444 options outstanding under the plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At March 31, 2002, there were 55,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 150,000 shares of common stock.  In July 2001, the Company amended the plan to provide an additional 25,000 options for the issuance of up to a total of 175,000 shares of common stock.  These options become exercisable in full upon their issuance and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  At March 31, 2002, there were 159,068 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan, which provides that all employees of the Company — who work more than twenty hours per week and more than five months in any calendar year and who are employees on or before the applicable offering period — are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld during the six-month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period.  The Stock Purchase Plan provides for the issuance of up to 150,000 shares of common stock.

During the first quarter of 2001, the Company repurchased and retired 300,000 shares of common stock for $525,000.

(6)           Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended
	03/31/02	03/31/01
Weighted average common shares outstanding - basic	4,302,330	4,374,910
Weighted average common equivalent shares due to stock options	—	—
Weighted average common shares oustanding - diluted	4,302,330	4,374,910

Potential common shares of 22,619 were not included in the computation of diluted weighted average common shares outstanding because their inclusion would be anti-dilutive.

(7)           Segment Reporting

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

The accounting policies of the segments are the same as those described in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2001, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segment based on net income.

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

	Three Months Ended 3/31/02			Three Months Ended 3/31/01
	Specialty	Packaging	Total UFPT	Specialty	Packaging	Total UFPT
Net sales	$7,643,304	$7,887,249	$15,530,553	$8,359,866	$8,606,616	$16,966,482
Net loss	(294,300)	(21,340)	(315,640)	(222,052)	(146,235)	(368,287)

* * *

Item 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sales:

Net sales of the three-month period ended March 31, 2002 were $15.5 million or 8.5% below sales of $17.0 million in the same period last year.  The decline in sales was primarily due to lower sales volumes of protective packaging to the electronic components industry (packaging segment) as well as lower sales to the beauty components industry (specialty segment).  These declines were partially offset by an increase in sales to the automotive industry (specialty segment) resulting from new programs launched in late 2001.

Gross Profit:

Gross profit as a percentage of sales (gross margin) decreased to 18.5% for the three-month period ended March 31, 2002 from 20.0% in the same period last year.  The decline in gross margin is primarily attributable to fixed expenses in cost-of-sales measured against lower sales as well as some equipment moving expenses associated with plant consolidations.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $3.2 million, or 20.3% of net sales for the three-month period ended March 31, 2002 compared to $3.8 million or 22.4% of net sales in the same period last year.  The lower SG&A reflects cost cutting efforts undertaken during 2001 and the beginning of 2002, and the application of SFAS No. 142, which ceased the amortization of goodwill.

Other:

Interest expense for the three-month period ended March 31, 2002 decreased to $227,000 from $275,000 in the same period last year due mostly to lower interest rates.

The Company recorded tax benefits of 38% and 46% for the three-month periods ended March 31, 2002 and 2001, respectively.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At March 31, 2002 and December 31, 2001, the Company’s working capital was approximately $480,000 and $977,000, respectively.  The decrease in working capital is primarily due to an increase in short-term borrowings partially offset by an increase in accounts receivable.

Net cash used in operations for the three-month periods ended March 31, 2002 and 2001 were approximately $1.2 million and $1.5 million, respectively.  The net use of cash in the current period is primarily a result of a net loss from operations as well as an increase in accounts receivable caused by strong March sales.  Cash used in investing activities during the three-month period ended March 31, 2002 was approximately $772,000, which was the result of additions to property, plant and equipment of approximately $628,000 and the acquisition of Excel of $150,000.  The capital expenditures were primarily related to the additions of manufacturing equipment.  Net cash provided by financing activities for the three-month periods ended March 31, 2002 and 2001 were $1.9 million and $2.3 million, respectively.  The primary reason for the decrease is the financing of the repurchase of common stock in the first quarter of 2001.

In January 2002, the Company acquired selected assets from Excel Acquisition Group, a fabricator of custom foam packaging.

While the Company does not have any significant commitments, it intends to continue to invest in capital equipment to support its operations.  The Company is also engaged in discussions with certain parties regarding potential strategic acquisitions, but presently does not have any material agreements to enter any such acquisitions.

In June 2001, the Company secured a new credit facility with its lead bank.  Included in the facility is a $10 million revolving line of credit, of which $7.9 million was outstanding at March 31, 2002.  Borrowings through the credit facility are due on demand, are secured by the general assets of the Company, and bear interest at prime rate plus 0% to 0.25%, depending on certain financial ratios or Libor plus a margin that can vary from 1.25% to 2.5% , depending on certain financial ratios.  The

Company must also maintain minimum levels of collateral which, as of March 31, 2002, exceeded $10.0 million.   At March 31, 2002, the Company has two additional loans outstanding: the first is a $6.5 million term loan with a five-year straight line amortization that is secured by the Company’s machinery and equipment and has a balance of $5.4 million at March 31, 2002; the second is a 5-year first mortgage for $2.5 million with a 15-year amortization, is secured by the Company’s real estate in Georgetown, Massachusetts, and has a balance of $2.4 million at March 31, 2002.  Both of these facilities mature on April 30, 2003.

Under the terms of the new banking agreement, the Company is required to comply with a number of affirmative and negative covenants.  Among other things, the Company must satisfy certain financial covenants and ratios including debt service and leverage ratios.  As of March 31, 2002, the Company is in compliance with these covenants or has obtained waivers and has sufficient levels of collateral to support the outstanding balance.  The Company also has capital lease obligations of approximately $460,000 at March 31, 2002.  At March 31, 2002, the current portion of all debt including the revolving bank loan was approximately $9.5 million.

The Company believes that its existing resources, including its revolving loan facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financing will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at March 31, 2002, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loan	Mortgage	Total
2002	$1,618,056	$117,909	$975,000	$125,018	$2,835,983
2003	1,343,429	147,032	1,300,000	166,669	2,957,130
2004	1,164,360	128,277	1,300,000	166,669	2,759,306
2005	1,016,277	56,232	1,300,000	166,669	2,539,178
2006 & thereafter	1,199,191	65,604	541,670	1,736,087	3,542,552
	$6,341,313	$515,054	$5,416,670	$2,361,112	$14,634,149

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  The Company lost cash from operations in the three-month period ended March 31, 2002, and cannot guarantee that its operations will generate cash in future periods.

Critical Accounting Policies:

We considered the disclosure requirements of FR-60 (regarding critical accounting policies) and FR-61 (regarding liquidity and capital resources, certain trading activities, related party, and certain other disclosures), and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

Other:

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

Quantitative and Qualitative Disclosure about Market Risk:

The following discussion of the Company’s market risk includes “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At March 31, 2002, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has two debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

PART II - OTHER INFORMATION

UFP TECHNOLOGIES, INC.

Item 1	Legal Proceedings
No material litigation

Item 2	Changes in Securities
None

Item 3	Defaults Upon Senior Securities
None

Item 4	Submission of Matters to a Vote of Security Holders
None

Item 5	Other Information
None

Item 6	Exhibits and Reports on Forms 8-K

(a) Reports on Form 8-K:
The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 2002.

UFP TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

(Registrant)

May 10, 2002	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly
President, Chief Executive
Officer and Director

May 10, 2002	/s/ Ronald J. Lataille
Date	Ronald J. Lataille
Vice President,
Chief Financial Officer & Treasurer