Form 10-Q
period 2002-06-30
UFP TECHNOLOGIES INC
filed 2002-08-14
CIK 914156

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2002

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

Yes   ☒      No ☐

4,365,314 shares of registrant’s Common Stock, $.01 par value, were outstanding as of August 1, 2002.

UFP Technologies, Inc.

PART I:          FINANCIAL INFORMATION

Item 1           Financial Statements

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Jun-02	31-Dec-01
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$206,971	$26,767
Receivables, less allowances of $639,642 and $519,594	10,783,358	9,453,243
Inventories	5,098,315	5,203,015
Prepaid expenses and other current assets	1,948,500	2,515,582
Total current assets	18,037,144	17,198,607
Property, plant and equipment	29,395,224	28,379,500
Less accumulated depreciation and amortization	(17,693,508)	(16,334,297)
Net property, plant and equipment	11,701,716	12,045,203
Goodwill, net	6,481,037	6,406,037
Other assets	2,444,409	2,451,672

Total assets	$38,664,306	$38,101,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$7,115,315	$5,853,661
Current installments of long-term debt	1,466,668	1,466,949
Current installments of capital lease obligations	148,463	74,328
Accounts payable	4,086,169	3,807,564
Accrued restructuring charge	657,975	1,016,000
Accrued expenses and payroll withholdings	3,771,628	4,002,967
Total current liabilities	17,246,218	16,221,469
Long-term debt, excluding current installments	5,944,406	6,677,764
Capital lease obligations, excluding current installments	554,164	149,229
Retirement and other liabilities	897,000	898,744
Commitments & contingencies
Stockholders’ equity:
Common stock $.01 value, authorized 20,000,000, issued and outstanding shares 4,346,384 in 2002 and 4217,400 in 2001.	43,464	42,174
Additional paid-in capital	8,255,563	8,146,554
Retained earnings	5,723,491	5,965,585
Total stockholders’ equity	14,022,518	14,154,313
Total liabilities and stockholders’ equity	$38,664,306	$38,101,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	30-Jun-02	30-Jun-01	30-Jun-02	30-Jun-01
Net sales	$16,648,472	15,480,531	32,179,025	32,447,013
Cost of sales	13,156,794	12,459,578	25,815,503	26,028,154
Gross profit	3,491,678	3,020,953	6,363,522	6,418,859
Selling, general and administrative expenses	3,135,750	3,237,294	6,289,353	7,042,227
Operating income (loss)	355,928	(216,341)	74,169	(623,368)
Interest expense	249,836	284,229	477,217	559,215
Other income	(12,531)	(16,379)	(12,531)	(16,379)
Income (loss) before income taxes	118,623	(484,191)	(390,517)	(1,166,204)
Income taxes	45,077	(215,500)	(148,423)	(529,226)
Net income (loss)	$73,546	(268,691)	(242,094)	(636,978)
Basic net income (loss) per share	$0.02	(0.06)	(0.06)	(0.15)
Diluted net income (loss) per share	$0.02	(0.06)	(0.06)	(0.15)
Weighted average number of shares used in computation of per share data:
Basic	4,346,384	4,192,733	4,324,357	4,283,352
Diluted	4,400,839	4,192,733	4,324,357	4,283,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	30-Jun-02	30-Jun-01
Cash flows from operating activities:
Net loss	$(242,094)	$(636,978)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,373,754	1,659,697
Stock issued in lieu of cash compensation	81,050	141,123
Changes in operating assets and liabilities:
Receivables, net	(1,330,115)	704,970
Inventories	104,700	482,176
Prepaid expenses and other current assets	592,082	(795,361)
Accounts payable	278,605	(975,545)
Accrued restructuring charge	(358,025)	—
Accrued expenses and payroll withholdings	(231,339)	(625,070)
Retirement and other liabilities	(1,744)	29,174
Other assets	(46,030)	12,620
Net cash provided by (used in) operating activities	220,844	(3,194)
Cash flows from investing activities:
Additions to property, plant and equipment	(965,723)	(1,357,036)
Payments from affiliated company	38,749	37,766
Acquisition of Excel	(150,000)	—
Net cash used in investing activities	(1,076,974)	(1,319,270)
Cash flows from financing activities:
Net borrowings under notes payable	1,261,654	1,253,061
Principal repayments of long-term debt	(733,639)	(8,349,715)
Principal repayments of capital lease obligations	(55,994)	(160,456)
Proceeds from capital lease obligations	535,064	—
Proceeds from long-term borrowings	—	9,000,000
Net proceeds from sale of common stock	29,249	37,227
Capital stock repurchase	—	(525,000)
Net cash provided by financing activities	1,036,334	1,255,117
Net increase (decrease) in cash and cash equivalents	180,204	(67,347)
Cash and cash equivalents, at beginning of period	26,767	94,051
Cash and cash equivalents, at end of period	$206,971	$26,704

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

The condensed consolidated balance sheet as of June 30, 2002, the consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

(2)                      New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

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

(3)                      Goodwill and Other Intangibles

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed anually at a minimum for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The provisions of SFAS No. 141 apply to goodwill and intangible assets arising from acquisitions completed subsequent to June 30, 2001. SFAS No. 142 is required to be adopted for goodwill and intangible assets arising from acquisitions prior to June 30, 2001. The adoption of SFAS No. 141 did not have a material impact to the Company’s financial position or results of operations.

The Company has applied SFAS 142 and ceased goodwill amortization commencing on January 1, 2002.  The Company has completed its transitional impairment test and concluded that there is no impairment to goodwill.  Additionally, the Company has assessed the useful lives of its intangible assets and determined that no changes were required.  For the quarter ended June 30, 2001, the Company’s goodwill amortization expense was approximately $97,000.  For the six-month period ended June 30, 2001, the Company’s goodwill amortization expense was approximately $219,000.

Had SFAS 142 been in effect for the quarter ended June 30, 2001, pro forma net loss  would have been $(206,611), excluding goodwill amortization expense after tax.  Pro forma basic and diluted loss per share for the quarter ended June 30, 2001 would have been $(0.05) and $(0.05), respectively.

Had SFAS 142 been in effect for the six-month period ended June 30, 2001, pro forma net loss  would have been ($496,818), excluding goodwill amortization expense after tax.  Pro forma basic and diluted loss per share for the six-months ended June 30, 2001 would have been ($0.12) and ($0.12), respectively.

As of June 30, 2002 and December 31, 2001, the value of the Company’s goodwill is $6,481,037 and $6,406,037, respectively, net of accumulated amortization.  As of June 30, 2002 and December 31, 2001, accumulated amortization related to goodwill amounted to $2,243,836.

As of June 30, 2002 and December 31, 2001, the value of the Company’s  patents  is $300,463 and $306,623, respectively, net of accumulated amortization.  As of June 30, 2002 and December 31, 2001, accumulated amortization related to these patents amounted to $114,611 and $100,067, respectively.  Amortization expense on the Company’s patents will be approximately $29,000 per year for each of the next five years.

(4)       Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	06/30/02	12/31/01
Raw materials	$2,984,680	$2,825,990
Work-in-process	432,665	551,661
Finished goods	1,680,970	1,825,364
Total inventory	$5,098,315	$5,203,015

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(5)       Restructuring Reserve

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

The following table summarizes the activity for the six months ended June 30, 2002:

		Severance Pay	Lease Termination	Asset Write-off	Total
12/31/01	Balance	$116,000	$600,000	$300,000	$1,016,000
2002	Usage	110,906	217,241	29,878	358,025
6/30/02	Balance	$5,094	$382,759	$270,122	$657,975

 (6)      Common Stock

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

At December 31, 2001, there were 794,444 options outstanding under the Company’s 1993 Employee Stock Option Plan (“1993 Plan”).  The purpose of these options is to provide long-term rewards and incentives to the Company’s key employees and officers.  85,000 options were issued, zero options were exercised, and 63,500 options were canceled or expired during the first six months of 2002 under the 1993 Plan.  At June 30, 2002,  there were 815,944 options outstanding under the plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At June 30, 2002, there were 55,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 150,000 shares of common stock.  In July 2001, the Company amended the plan to provide an additional 25,000 options for the issuance of up to a total of 175,000 shares of common stock.  On June 5, 2002, the Company amended the Plan to increase the allowable amount to 425,000 shares.  These options become exercisable in full upon their issuance and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  There were 59,352 options issued during the first six months of 2002.  At June 30, 2002, there were 218,420 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan, which provides that all employees of the Company – who work more than twenty hours per week and more than five months in any calendar year and who are employees on or before the applicable offering period – are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld during the six-month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period.  The Stock Purchase Plan originally provided for the issuance of up to 150,000 shares of common stock.  On June 5, 2002, the Company amended the Plan to increase this quantity to 400,000 shares.

During the first quarter of 2001, the Company repurchased and retired 300,000 shares of common stock for $525,000.

(7)       Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended		Six Months Ended
	06/30/02	06/30/01	06/30/02	06/30/01
Weighted average common shares outstanding - basic	4,346,384	4,192,733	4,324,357	4,283,352
Weighted average common equivalent shares due to stock options	54,455	—	—	—
Weighted average common shares oustanding - diluted	4,400,839	4,192,733	4,324,357	4,283,352

Potential common shares of 38,674 were not included in the computation of diluted weighted average common shares outstanding for the six months ended June 30, 2002, because their inclusion would be anti-dilutive.

(8)                      Segment Reporting

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

Inter-segment transactions are uncommon and not material.  Therefore, they have not been separately reflected in the financial table below.  The totals of the reportable segments’ revenues and net income agree with the Company’s comparable amount contained in the interim financial statements.  Revenues from customers outside of the United States are not material.  No one customer accounts for more than 10% of the Company’s consolidated revenues.  All of the Company’s assets are located in the United States.

	Three Months Ended 6/30/02			Three Months Ended 6/30/01
	Specialty	Packaging	Total UFPT	Specialty	Packaging	Total UFPT
Net sales	$8,704,568	$7,943,904	$16,648,472	$8,246,967	$7,233,564	$15,480,531
Net income (loss)	151,022	(77,476)	73,546	(175,824)	(92,867)	(268,691)

	Six Months Ended 6/30/02			Six Months Ended 6/30/01
	Specialty	Packaging	Total UFPT	Specialty	Packaging	Total UFPT
Net sales	$16,347,872	$15,831,153	$32,179,025	$16,606,833	$15,840,180	$32,447,013
Net loss	(143,278)	(98,816)	(242,094)	(446,156)	(190,822)	(636,978)

* * *

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company’s packaging customers, (ii) actions by the Company’s competitors and the ability of the Company to respond to such actions, (iii) the ability of the Company to obtain new customers and (iv) the ability of the Company to execute and integrate favorable acquisitions.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

For example, in January 2001, the Company’s largest customer in the specialty foam products segment informed the Company that it no longer required the Company’s products because the customer could satisfy its need internally.  This customer accounted for approximately $5.5 million in annual revenues in 2000.

Sales:

Net sales of the three-month period ended June 30, 2002 were $16.6 million or 7.5% above sales of $15.5 million in the same period last year.  Sales of $32.2 million for the six-month period ended June 30, 2002 were slightly below sales of $32.4 million in the same period last year.  The improvement in sales during the second quarter of 2002 compared to 2001 was primarily due to increased sales to the automotive industry (specialty segment) associated with new programs launched in the second half of 2001 and the beginning of 2002 as well as incremental sales associated with the acquisition of Excel Acquisition Group in January, 2002 (packaging segment).  The slight decline in sales for the six-month period ended June 30, 2002, is primarily due to lower first quarter sales to both the electronic component and beauty industries, partially offset by increased sales in the Company’s second quarter.

Gross Profit:

Gross profit as a percentage of sales (gross margin) increased to 21.0% for the three-month period ended June 30, 2002 from 19.5% in the same period last year.  Gross margin for both the six-month period ended June 30, 2002 as well as June 30, 2001 was 19.8%.  The improvement in gross margin for the second quarter is primarily attributable to economies of scale accompanying the sales increase as well as a lower cost structure created by the Company’s recent plant restructurings.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $3.1 million, or 18.8% of net sales for the three-month period ended June 30, 2002 compared to $3.2 million or 20.9% of net sales in the same period last year.  SG&A for the six-month periods ended June 30, 2002 and 2001 were $6.3 million, or 19.5% of net sales, and $7.0 million, or 21.7% of net sales, respectively.  The lower SG&A reflects cost cutting efforts undertaken during 2001 and the beginning of 2002, and the application of SFAS No. 142, which ceased the amortization of goodwill.

Restructuring Reserve:

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

The following table summarizes the activity for the six months ended June 30, 2002:

		Severance Pay	Lease Termination	Asset Write-off	Total
12/31/01	Balance	$116,000	$600,000	$300,000	$1,016,000
2002	Usage	110,906	217,241	29,878	358,025
6/30/02	Balance	$5,094	$382,759	$270,122	$657,975

Other:

Interest expense for the three-month period ended June 30, 2002 decreased to $250,000 from $284,000 in the same period last year.  Interest expense for the six-month periods ended June 30, 2002 and 2001 was $477,000 and $559,000, respectively.  Interest expense reductions are due mostly to lower interest rates.

The Company recorded a tax provision of 38% for the three-month period ended June 30, 2002 compared to a benefit of 46% for the three-month period ended June 30, 2001.  The Company’s estimated tax provision of 38% for the year approximates a federal statutory rate of 34% plus estimated state income taxes net of a federal deduction.   The primary reason for the reduction in the effective tax rate during the Company’s three-month period ended June 30, 2002, is non-deductible goodwill amortization.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At June 30, 2002 and December 31, 2001, the Company’s working capital was approximately $791,000 and $977,000, respectively.  The decrease in working capital is primarily due to an increase in short-term borrowings partially offset by an increase in accounts receivable.

Net cash generated from operations for the six-month period ended June 30, 2002 was approximately $221,000 compared to net cash used in operations for the six-month period ended June 30, 2001 of approximately $3,000.  The net source of cash in the current six-month period is primarily a result of a depreciation and amortization as well as the collection of an income tax refund partially offset by an increase in accounts receivable caused by stronger sales.  Cash used in investing activities during the six-month period ended June 30, 2002 was approximately $1.1 million, which was the result of additions to property, plant and equipment of approximately $966,000 and the acquisition of Excel of $150,000.  The capital expenditures were primarily related to the additions of manufacturing equipment.  Net cash provided by financing activities for the six-month period ended June 30, 2002 was $1.0 million which was primarily used for the additions to property, plant and equipment.

In January 2002, the Company acquired for $150,000 selected assets from Excel Acquisition Group, a fabricator of custom foam packaging.

While the Company does not have any significant commitments, it intends to continue to invest in capital equipment to support its operations.  The Company is also engaged in discussions with certain parties regarding potential strategic acquisitions, but presently does not have any material agreements to enter any such acquisitions.

In June 2001, the Company secured a new credit facility with its lead bank.  Included in the facility is a $10 million revolving line of credit, of which $7.1 million was outstanding at June 30, 2002.  Borrowings through the credit facility are due on demand, are secured by the general assets of the Company, and bear interest at prime rate plus 0% to 0.25%, depending on certain financial ratios or Libor plus a margin that can vary from 1.25% to 2.5% , depending on certain financial ratios.  The Company must also maintain minimum levels of collateral which, as of June 30, 2002, exceeded the amount outstanding.  Also included in the facility is a $4,000,000 acquisition line of credit, of which no amount is outstanding on June 30, 2002.  Both of these facilities mature on April 30, 2003.

At June 30, 2002, the Company has two additional loans outstanding with its lead bank: the first is a $6.5 million term loan with a five-year straight line amortization that is secured by the Company’s machinery and equipment and has a balance of $5.1 million at June 30, 2002; the second is a 5-year first mortgage for $2.5 million with a 15-year amortization that is secured by the Company’s real estate in Georgetown, Massachusetts, and has a balance of $2.3 million at June 30, 2002.

Under the terms of the new banking agreement, the Company is required to comply with a number of affirmative and negative covenants.  Among other things, the Company must satisfy certain financial covenants and ratios including a minimum EBITDA requirement, and debt service and leverage ratios (as amended on May 15, 2002).  The lines of credit and term loans contain cross-default provisions.  As of June 30, 2002, the Company is in compliance with these covenants or has obtained waivers and has sufficient levels of collateral to support the outstanding balance.

The Company also has capital lease obligations of approximately $703,000 at June 30, 2002.  At June 30, 2002, the current portion of all debt including the revolving bank loan was approximately $8.7 million.

The Company is currently in negotiations to secure line of credit financing beyond April 30, 2003. The Company believes that its existing resources, including its revolving line of credit facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financing will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurances that the Company will be able to obtain such financing, extend existing credit facilities, or that either will be available at favorable terms.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at June 30, 2002, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loan	Mortgage	Total
2002	$1,165,648	$67,477	$650,000	$83,335	$1,966,460
2003	1,476,215	163,243	1,300,000	166,669	3,106,127
2004	1,164,360	158,480	1,300,000	166,669	2,789,509
2005	1,016,277	96,402	1,300,000	166,669	2,579,348
2006 & thereafter	1,199,191	217,025	541,671	1,736,061	3,693,948
	$6,021,691	$702,627	$5,091,671	$2,319,403	$14,135,392

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the six-month period ended June 30, 2002, it cannot guarantee that its operations will generate cash in future periods.

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

Quantitative and Qualitative Disclosure about Market Risk:

The following discussion of the Company’s market risk includes “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At June 30, 2002, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has two debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

PART II - OTHER INFORMATION

UFP TECHNOLOGIES, INC.

Item 1   Legal Proceedings

No material litigation

Item 2   Changes in Securities

None

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on June 5, 2002.  There were three proposals before the stockholders at the annual meeting.

First, the stockholders elected three members of the Board of Directors of the Company; the votes for such matter were as follows:

Nominees:	For:	Withheld:
Richard L. Bailly	3,663,762	4,700
Peter R. Worrell	3,663,762	4,700
Michael J. Ross	3,663,762	4,700

There were no abstentions or broker non-votes in connection with the election of these three directors.  The terms of office of each of the Company’s other directors, R. Jeffrey Bailly, William H. Shaw, William C. Curry, and Kenneth L. Gestal, continued after the meeting.

Second, the stockholders approved an amendment to the 1998 Employee Stock Purchase Plan to increase the number of shares of common stock available for issuance under the 1998 Employee Stock Purchase Plan from 150,000 to 400,000, by vote of 2,471,898 for, and 24,080 against.  There were 5,713 abstentions and 1,166,680 broker non-votes for the proposal.

Third, the stockholders approved an amendment to the 1998 Director Stock Option Incentive Plan to increase the number of shares of common stock available for issuance under the 1998 Director Stock Option Incentive Plan from 175,000 to 425,000, by a vote of 2,435,548 for, and 59,430 against.  There were 6,713 abstentions and 1,166,771 broker non-votes for the proposal.

Item 5   Other Information

None

Item 6   Exhibits and Reports on Forms 8-K

(a) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on June 25, 2002, related to its change of auditors.

(b) 10.29  Modification agreement with Citizens Bank of Massachusetts, dated May 15, 2002.

UFP TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

(Registrant)

/s/ August 14, 2002	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly President, Chief Executive Officer and Director

/s/ August 14, 2002	/s/ Ronald J. Lataille
Date	Ronald J. Lataille Vice President, Chief Financial Officer & Treasurer