Form 10-Q
period 2002-09-30
UFP TECHNOLOGIES INC
filed 2002-11-13
CIK 914156

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

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

Yes   ☒      No ☐

4,365,314 shares of registrant’s Common Stock, $.01 par value, were outstanding as of October 23, 2002.

UFP Technologies, Inc.

PART I:     FINANCIAL INFORMATION

Item 1      Financial Statements

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Sep-02	31-Dec-01
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,977	$26,767
Receivables, less allowances of $683,794 and $519,594	9,367,789	9,453,243
Inventories	4,862,232	5,203,015
Prepaid expenses and other current assets	1,938,620	2,515,582
Total current assets	16,218,618	17,198,607
Property, plant and equipment	29,511,442	28,379,500
Less accumulated depreciation and amortization	(18,507,696)	(16,334,297)
Net property, plant and equipment	11,003,746	12,045,203
Goodwill, net	6,481,037	6,406,037
Other assets	2,436,483	2,451,672
Total assets	$36,139,884	$38,101,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$5,840,801	$5,853,661
Current installments of long-term debt	1,466,668	1,466,949
Current installments of capital lease obligations	151,818	74,328
Accounts payable	3,356,908	3,807,564
Accrued restructuring charge	306,180	1,016,000
Accrued expenses and payroll withholdings	3,978,675	4,002,967
Total current liabilities	15,101,050	16,221,469
Long-term debt, excluding current installments	5,577,740	6,677,764
Capital lease obligations, excluding current installments	511,815	149,229
Retirement and other liabilities	903,631	898,744
Commitments & contingencies
Stockholders’ equity:
Common stock $.01 value, authorized 20,000,000 shares, issued and outstanding shares 4,365,314 in 2002 and 4,217,400 in 2001	43,653	42,174
Additional paid-in capital	8,274,684	8,146,554
Retained earnings	5,727,311	5,965,585
Total stockholders’ equity	14,045,648	14,154,313
Total liabilities and stockholders’ equity	$36,139,884	$38,101,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep-02	30-Sep-01	30-Sep-02	30-Sep-01
Net sales	$15,283,405	13,935,119	47,462,430	46,382,132
Cost of sales	12,016,980	12,122,657	37,832,483	38,150,811
Gross profit	3,266,425	1,812,462	9,629,947	8,231,321
Selling, general and administrative expenses	3,061,786	3,303,729	9,351,139	10,345,956
Operating income (loss)	204,639	(1,491,267)	278,808	(2,114,635)
Interest expense	198,468	222,884	675,685	782,099
Other income	—	—	(12,531)	(16,379)
Income (loss) before income taxes	6,171	(1,714,151)	(384,346)	(2,880,355)
Income taxes	2,351	(771,371)	(146,072)	(1,300,597)
Net income (loss)	$3,820	(942,780)	(238,274)	(1,579,758)
Basic net income (loss) per share	$—	(0.22)	(0.05)	(0.37)
Diluted net income (loss) per share	$—	(0.22)	(0.05)	(0.37)
Weighted average number of shares used in computation of per share data:
Basic	4,359,635	4,214,385	4,335,616	4,259,474
Diluted	4,402,668	4,214,385	4,335,616	4,259,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	30-Sep-02	30-Sep-01
Cash flows from operating activities:
Net loss	$(238,274)	$(1,579,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,989,966	2,456,834
Stock issued in lieu of cash compensation	81,050	141,123
Changes in operating assets and liabilities:
Receivables, net	85,454	917,206
Inventories	340,783	927,182
Prepaid expenses and other current assets	601,962	(1,474,987)
Accounts payable	(450,656)	(999,291)
Accrued restructuring charge, net of fixed asset write-offs	(500,056)	—
Accrued expenses and payroll withholdings	(24,292)	(488,384)
Retirement and other liabilities	4,887	(84,148)
Other assets	(50,883)	(381)
Net cash provided by (used in) operating activities	1,839,941	(184,604)
Cash flows from investing activities:
Additions to property, plant and equipment	(553,448)	(1,739,521)
Payments from affiliated company	44,257	42,764
Acquisition of Excel	(150,000)	—
Proceeds from disposals of property, plant, & equipment	2,054	—
Net cash used in investing activities	(657,137)	(1,696,757)
Cash flows from financing activities:
Net (repayments) borrowings of notes payable	(12,860)	2,289,533
Principal repayments of long-term debt	(1,100,305)	(8,718,220)
Principal repayments of capital lease obligations	(94,988)	(234,372)
Proceeds from long-term borrowings	—	9,000,000
Net proceeds from sale of common stock	48,559	70,774
Capital stock repurchase	—	(525,000)
Net cash (used in) provided by financing activities	(1,159,594)	1,882,715
Net increase (decrease) in cash and cash equivalents	23,210	1,354
Cash and cash equivalents, at beginning of period	26,767	94,051
Cash and cash equivalents, at end of period	$49,977	$95,405

Significant non-cash transactions:
Property and equipment acquired under capital lease	$535,064	$—
Write-off of equipment against accrued restructuring charge	$209,764	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES

TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)       Basis of Presentation

The interim consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s 2001 Annual Report on Form 10-K as provided to the Securities and Exchange Commission.

The condensed consolidated balance sheet as of September 30, 2002, the consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

(2)                      New Accounting Pronouncements

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146), which nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  FAS 146 requires a liability for a cost associated with an exit or disposal activity be recognized and measured initially at its fair value in the period in which the liability is incurred.  If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated.  The provisions of FAS 146 will be effective for the Company prospectively for exit or disposal activities initiated after December 31, 2002.

In July 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for determining impairment of long-lived assets. The Company has adopted the provisions of SFAS No. 144 as required with no significant effect on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

(3)                      Goodwill and Other Intangibles

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed annually, at a minimum, for potential impairment by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The provisions of SFAS No. 141 apply to acquisitions completed subsequent to June 30, 2001. SFAS No. 142 is required to be adopted for goodwill and intangible assets arising from acquisitions prior to June 30, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company’s financial position or results of operations.

The Company has applied the provisions of SFAS 142 and ceased goodwill amortization commencing on January 1, 2002.  The Company has completed its transitional impairment test and concluded that there is no impairment of goodwill.  Additionally, the Company has assessed the useful lives of its intangible assets and determined that no changes were required.  For the quarter ended September 30, 2001, the Company’s goodwill amortization expense was approximately $108,000.  For the nine-month period ended September 30, 2001, the Company’s goodwill amortization expense was approximately $327,000.

Had SFAS 142 been in effect for the quarter ended September 30, 2001, pro forma net loss  would have been $(873,660), excluding goodwill amortization expense after tax.  Pro forma basic and diluted loss per share for the quarter ended September 30, 2001 would have been $(0.21) and $(0.21), respectively.

Had SFAS 142 been in effect for the nine-month period ended September 30, 2001, pro forma net loss  would have been ($1,370,478), excluding goodwill amortization expense after tax.  Pro forma basic and diluted loss per share for the nine-months ended September 30, 2001 would have been ($0.32) and ($0.32), respectively.

As of September 30, 2002 and December 31, 2001, the value of the Company’s goodwill was $6,481,037 and $6,406,037, respectively, net of accumulated amortization.  As of September 30, 2002 and December 31, 2001, accumulated amortization related to goodwill amounted to $2,243,836.

As of September 30, 2002 and December 31, 2001, the value of the Company’s  patents was $295,735 and $306,623, respectively, net of accumulated amortization.  As of September 30, 2002 and December 31, 2001, accumulated amortization related to these patents amounted to $121,883 and $100,067, respectively.  Amortization expense on the Company’s patents will be approximately $29,000 per year for each of the next five years.

(4)       Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	09/30/02	12/31/01
Raw materials	$2,882,630	$2,825,990
Work-in-process	411,597	551,661
Finished goods	1,568,005	1,825,364
Total inventory	$4,862,232	$5,203,015

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(5)       Restructuring Reserve

On December 19, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the current downturn in the packaging industry.  To that effect, the Company recorded restructuring charges of $1,016,000 in the 4th quarter of 2001.  Of this amount, $116,000 is related to workforce reductions of approximately twenty-four employees, which is expected to be paid in 2002, and $900,000 is expected to be paid in 2002 and beyond for the consolidation and strategic focus realignment of several facilities.  These measures were largely intended to align the Company’s capacity and infrastructure to anticipated customer demand.

The following table summarizes the activity for the nine months ended September 30, 2002:

		Total
12/31/01	Balance	$1,016,000
2002	Usage	709,820
9/30/02	Balance	$306,180

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

At December 31, 2001, there were 794,444 options outstanding under the Company’s 1993 Employee Stock Option Plan (“1993 Plan”).  The purpose of these options is to provide long-term rewards and incentives to the Company’s key employees and officers.  During the first nine months of 2002,  85,000 options were issued, zero options were exercised, and 63,500 options were canceled or expired under the 1993 Plan.  At September 30, 2002,  there were 815,944 options outstanding under the plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At September 30, 2002, there were 55,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 150,000 shares of common stock.  In July 2001, the Company amended the plan to provide an additional 25,000 options for the issuance of up to a total of 175,000 shares of common stock.  On June 5, 2002, the Company amended the Plan to increase the allowable amount to 425,000 shares.  These options become exercisable in full upon their issuance and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  There were 74,352 options issued during the nine-month period ended September 30, 2002.  At September 30, 2002, there were 233,420 options outstanding under the 1998 Director Plan.

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

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended		Nine Months Ended
	09/30/02	09/30/01	09/30/02	09/30/01
Weighted average common shares outstanding - basic	4,359,635	4,214,385	4,335,616	4,259,474
Weighted average common equivalent shares due to stock options	43,033	0	0	292
Weighted average common shares oustanding - diluted	4,402,668	4,214,385	4,335,616	4,259,766

Potential common shares of 39,709 were not included in the computation of diluted weighted average common shares outstanding for the nine months ended September 30, 2002, because their inclusion would be anti-dilutive.

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

	Three Months Ended 9/30/02			Three Months Ended 9/30/01
	Specialty	Packaging	Total UFPT	Specialty	Packaging	Total UFPT
Net sales	$7,827,881	$7,455,524	$15,283,405	$7,425,635	$6,509,484	$13,935,119
Net income (loss)	21,141	(17,321)	3,820	(555,703)	(387,077)	(942,780)

	Nine Months Ended 9/30/02			Nine Months Ended 9/30/01
	Specialty	Packaging	Total UFPT	Specialty	Packaging	Total UFPT
Net sales	$24,175,753	$23,286,677	$47,462,430	$24,032,468	$22,349,664	$46,382,132
Net loss	(122,137)	(116,137)	(238,274)	(1,001,859)	(577,899)	(1,579,758)

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

Sales:

Net sales for the three-month period ended September 30, 2002 were $15.3 million or 9.7% above net sales of $13.9 million in the same period last year.  Sales of $47.5 million for the nine-month period ended September 30, 2002 were 2.3% above sales of $46.4 million in the same period last year.  The improvement in sales in both the three and nine-months ended September 30, 2002 was primarily due to increased sales to the automotive industry (specialty segment) associated with new programs launched in the second half of 2001 and the beginning of 2002 as well as incremental sales associated with the acquisition of Excel Acquisition Group in January, 2002 (packaging segment).

Gross Profit:

Gross profit as a percentage of sales (gross margin) increased to 21.4% for the three-month period ended September 30, 2002 from 13.0% in the same period last year.  Gross margin for the nine-month period ended September 30, 2002 increased to 20.3% from 17.7% in the same period of 2001.  The improvement in gross margin for both the three and nine-months ended September 30, 2002 is primarily attributable to economies of scale accompanying the sales increase as well as a lower cost structure created by the Company’s recent plant restructurings.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $3.1 million, or 20.0% of net sales for the three-month period ended September 30, 2002 compared to $3.3 million or 23.7% of net sales in the same period last year.  SG&A for the nine-month periods ended September 30, 2002 and 2001 were $9.4 million, or 19.7% of net sales, and $10.3 million, or 22.3% of net sales, respectively.  The lower SG&A reflects cost cutting and plant consolidation efforts undertaken during 2001 and the beginning of 2002, and the application of SFAS No. 142, which ceased the amortization of goodwill.

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

The following table summarizes the activity for the nine months ended September 30, 2002:

		Total
12/31/01	Balance	$1,016,000
2002	Usage	709,820
9/30/02	Balance	$306,180

Other:

Interest expense for the three-month period ended September 30, 2002 decreased to $198,000 from $223,000 in the same period last year.  Interest expense for the nine-month periods ended September 30, 2002 and 2001 was $676,000 and $782,000, respectively.  Interest expense reductions are due mostly to lower interest rates.

The Company recorded a tax provision of 38% for the three-month period ended September 30, 2002 compared to a benefit of 45% for the three-month period ended September 30, 2001.  The Company’s estimated tax provision of 38% for the year approximates a federal statutory rate of 34% plus estimated state income taxes net of a federal deduction.   The primary reason for the reduction in the effective tax rate during the Company’s three-month period ended September 30, 2002, is non-deductible goodwill amortization.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At September 30, 2002 and December 31, 2001, the Company’s working capital was approximately $1,118,000 and $977,000, respectively.  The increase in working capital is primarily due to a decrease in accounts payable and accrued expenses.

Net cash generated from operations for the nine-month period ended September 30, 2002 was approximately $1,840,000 compared to net cash used in operations for the nine-month period ended September 30, 2001 of approximately $185,000.  The net source of cash in the current nine-month period is primarily a result of operating activities as well as the collection of an income tax refund.  Cash used in investing activities during the nine-month period ended September 30, 2002 was approximately $657,000, which was the result of additions to property, plant and equipment of approximately $553,000 and the acquisition of Excel for $150,000.  Additional capital expenditures of approximately $535,000 were funded by capital leases.  The capital expenditures were primarily related to the additions of manufacturing equipment.  Net cash used by financing activities for the nine-month period ended September 30, 2002 was approximately $1,160,000 which was primarily the repayment of bank debt.

In January 2002, the Company acquired for $150,000 selected assets from Excel Acquisition Group, a fabricator of custom foam packaging.

The Company intends to continue to invest in capital equipment to support its operations.  In conjunction with recently awarded programs, the Company is committed to acquire certain equipment for a total of approximately $3.4 million, over the next twelve months.  The Company expects to finance the purchase through equipment leases.  The Company is also engaged in discussions with certain parties regarding potential strategic acquisitions, but presently does not have any material agreements to enter any such transactions.

In June 2001, the Company secured a new credit facility with its lead bank.  Included in the facility is a $10 million revolving line of credit, of which $5.8 million was outstanding at September 30, 2002.  Borrowings through the credit facility are due on demand, are secured by the general assets of the Company, and bear interest at prime rate plus 0% to 0.25%, depending on certain financial ratios or Libor plus a margin that can vary from 1.25% to 2.5% , depending on certain financial ratios.  The Company must also maintain minimum levels of collateral which, as of September 30, 2002, limits the facility to approximately $9.4 million.  Also included in the facility is a $4,000,000 acquisition line of credit, of which no amount is outstanding on September 30, 2002.  Both of these facilities mature on April 30, 2003.

At September 30, 2002, the Company has two additional loans outstanding with its lead bank: the first is a $6.5 million term loan with a five-year straight line amortization that is secured by the Company’s machinery and equipment and has a balance of $4.8 million at September 30, 2002; the second is a 5-year first mortgage for $2.5 million with a 15-year amortization that is secured by the Company’s real estate in Georgetown, Massachusetts, and has a balance of $2.3 million at September 30, 2002.

Under the terms of the new banking agreement, the Company is required to comply with a number of affirmative and negative covenants.  Among other things, the Company must satisfy certain financial covenants and ratios including a minimum EBITDA requirement, and debt service and leverage ratios (as amended on May 15, 2002).  The lines of credit and term loans contain cross-default provisions.   As of September 30, 2002, the Company is in compliance with these covenants or has obtained waivers and has sufficient levels of collateral to support the outstanding balance.

The Company also has capital lease obligations of approximately $664,000 at September 30, 2002.  At September 30, 2002, the current portion of all debt including the revolving bank loan was approximately $7.5 million.

The Company is currently in negotiations to secure line of credit financing beyond April 30, 2003. The Company believes that its existing resources, including its revolving line of credit facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financing will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurances that the Company will be able to obtain such financing or extend existing credit facilities, or that either will be available at favorable terms, if at all.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at September 30, 2002, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loan	Mortgage	Total
2002	$567,731	$28,483	$325,001	$41,668	$962,883
2003	1,656,625	163,243	1,300,000	166,669	3,286,537
2004	1,375,252	158,480	1,300,000	166,669	3,000,401
2005	1,227,169	96,402	1,300,000	166,669	2,790,240
2006 & thereafter	1,646,790	217,025	541,671	1,736,061	4,141,547
	$6,473,567	$663,633	$4,766,672	$2,277,736	$14,181,608

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the nine-month period ended September 30, 2002, it cannot guarantee that its operations will generate cash in future periods.

Critical Accounting Policies:

The Company considered the disclosure requirements of FR-60 (regarding critical accounting policies) and FR-61 (regarding liquidity and capital resources, certain trading activities, related party, and certain other disclosures), and concluded that nothing materially changed during the quarter that would warrant further disclosure under these releases.

The Company believes its most critical accounting policies include the following:

•                  Revenue Recognition.  Revenue is recognized at the time of shipment which is typically when persuasive evidence of an arrangement exists, performance of the Company's obligation is complete, the price to the buyer is fixed or determinable, and the Company is reasonably assured of collecting.  If a loss is anticipated on any contract, a provision for the entire loss is made immediately.  Determination of these criteria, in some cases, require management’s judgments.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue for any reporting period could be adversely affected.

•                  Intangible Assets.  The Company reviews long-lived assets and all intangible assets, including goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated goodwill and other intangible assets of such operation.  If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by other long-lived assets of the operation, to fair value.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.  At September 30, 2002, no impairment has been identified.  Forecasted cash flows are based upon numerous assumptions used by management, such as revenue growth, margins and asset management.  Actual cash flows could differ materially should these assumptions be wrong.

•                  Inventory and Accounts Receivable Reserves.  The Company provides an amount each period for inventory obsolescence and bad debts.  At September 30, 2002, the Company had an inventory obsolescence reserve of $450,984 and a reserve for bad debts of $683,794.  Determining adequate reserves for both inventory and accounts receivables requires management’s judgments.  Conditions impacting the marketability of the Company’s inventory and the collectibility of the Company’s receivables could cause actual asset write-offs to be materially different than the reserve balances as of September 30, 2002.

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

Item 3  Quantitative and Qualitative Disclosure about Market Risk

The following discussion of the Company’s market risk includes “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At September 30, 2002, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has two debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

Item 4  Controls and Procedures

Within the 90-day period prior to the date of this report, the Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-14), which have been designed to ensure that material information related to the Company is timely disclosed.  Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

Since the last evaluation of the Company’s internal controls and procedures for financial reporting, the Company has made no significant changes in those internal controls and procedures or in other factors that could significantly affect the Company’s internal controls and procedures for financial reporting.

PART II - OTHER INFORMATION

UFP TECHNOLOGIES, INC.

Item 1   Legal Proceedings

No material litigation

Item 2   Changes in Securities

None

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5  Other Information

None

Item 6   Exhibits and Reports on Forms 8-K

(a)               (10.30) Amendment to Facility Lease between the Company and Ward Hill Realty Associates, LLC, Successors in Interest to Evans Enterprises of South Beach

(99.1)  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2)  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)              Reports on Form 8-K:

The Company did not file a Current Report on Form 8-K during the quarter ended September 30, 2002.

UFP TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC. (Registrant)

/s/ November 13, 2002	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly President, Chief Executive Officer and Director

/s/ November 13, 2002	/s/ Ronald J. Lataille
Date	Ronald J. Lataille Vice President, Chief Financial Officer & Treasurer

CERTIFICATION

I, R. Jeffrey Bailly, Chief Executive Officer of UFP Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of UFP Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ R. Jeffrey Bailly
R. Jeffrey Bailly
Chief Executive Officer

CERTIFICATION

I, Ronald J. Lataille, Chief Financial Officer of UFP Technologies, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of UFP Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Ronald J. Lataille
Ronald J. Lataille,

Chief Financial Officer