Form 10-K
period 2002-12-31
UFP TECHNOLOGIES INC
filed 2003-03-31
CIK 914156

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934)

For the transition period from to .

Commission File Number : 001-12648

UFP Technologies, Inc.

(Exact Name of Company as Specified in Its Charter)

Delaware	04-2314970
(State or Other Jurisdiction of Employer Incorporation or Organization)	(I.R.S. Identification No.)

172 East Main Street, Georgetown, Massachusetts – USA	01833-2107
(Address of Principal Executive Offices)	(Zip Code)

(978) 352-2200
(Company’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
Preferred Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).      Yes  ☐   No  ☒

The aggregate market value of the registrant’s Common Stock, $.01 par value, held by non-affiliates of the registrant as of June 28, 2002, was $2,735,240 based on the closing price of $1.20 on that date on the Nasdaq Small Cap Market.  Outstanding as of March 4, 2003, were  4,391,101 shares of the registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors at the registrant’s 2003 annual meeting of stockholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this report.

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

ITEM 1.                 BUSINESS

The Company’s principal executive offices are located at 172 East Main Street, Georgetown, Massachusetts 01833; telephone number 978-352-2200; corporate web site www.ufpt.com.  We make available, free of charge through our website, our annual Form 10-K, current reports on Form 10-Q and Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission.

The Company designs and manufactures interior protective packaging solutions utilizing molded fiber, vacuumformed plastics, and molded and fabricated foam plastic products for the computer electronics, medical/pharmaceutical, military, automotive, and general industrial markets.  The Company also designs and manufactures engineered component solutions using laminating, molding, and fabrication technologies for the automotive, beauty, medical, industrial, and sports and leisure markets..

Effective January 2002, the Company acquired selected assets of Excel Acquisition Group, a fabricator of custom foam packaging.

Effective November 2001, the Company purchased the equipment, trademarks and patents for the E-cube product line, which consists of molded fiber loose fill packaging.  This product line complements the Company’s existing molded fiber packaging products.

Effective January 14, 2000, the Company purchased all of the outstanding common stock of Simco Industries, Inc. (“Simco”), located in Roseville, Michigan.  Simco is a full-service supplier of automotive trim components using its patented Superformed® process.  This acquisition provides the Company with a key QS 9000 Detroit area location to service its automotive customers, and provides advanced molding capabilities.

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

In addition to packaging products, the Company fabricates and molds component products made from cross-linked polyethylene foam and other materials.  The Company also laminates fabrics and other materials to cross-linked polyethylene foams, polyurethane foams and other substrates.  The Company’s component products include door panels and other interior automotive trim, athletic and industrial safety belts, components for medical diagnostic equipment, nail files and other beauty aids, and shock absorbing inserts used in athletic and leisure footwear.

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

Market Overview

Packaging Products.  The interior cushion packaging market is characterized by three primary sectors: (1) custom fabricated or molded products for low volume, high fragility products; (2) molded or die-cut products for high volume, industrial and consumer goods; and (3) loose fill and commodity packaging materials for products which do not require custom-designed packaging. Packaging products are used to contain, display and/or protect their contents during shipment, handling, storage, marketing and use. The Company serves both the low volume, high fragility market and the high volume industrial and consumer market with a range of product offerings but does not materially serve the commodity packaging market.

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

Component Products.  Component applications of foam and other types of plastics are numerous and diverse. Examples include automotive interior components, medical devices, toys, gaskets and carrying cases. Cross-linked polyethylene foams have many of the same properties as traditional polyethylene foams, including light weight, durability, resiliency and flexibility. Cross-linked foams also have many advantages over traditional foams, including the ability to be thermoformed (molded), availability in vibrant colors, a fine cell structure providing improved esthetics and lower abrasiveness, and enhanced resistance to chemicals and ultraviolet light. Certain grades of cross-linked foams can be radiation sterilized and have been approved by the U.S. Food and Drug Administration for open wound skin contact.

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

Products

The Company’s products include foam, plastic, and fiber packaging products, and component products.

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

Component Products

The Company specializes in engineered products that use the Company’s close tolerance manufacturing capabilities and its expertise in various foam materials and lamination techniques, as well as the Company’s ability to manufacture in clean room environments. The Company’s component products are sold primarily to customers in the automotive, sporting goods, medical, beauty, leisure and footwear industries. These products include components for automobiles and  medical diagnostic equipment, abrasive nail files and anti-fatigue mats, and shock absorbing inserts used in athletic and leisure footwear.

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

Marketing and Sales

The Company markets and sells its packaging and specialty products in the United States principally through direct regional sales forces comprised of skilled engineers. The Company also uses independent manufacturer representatives on a limited basis to sell its products in regions where it does not have coverage. The Company’s sales engineers collaborate with customers and the Company’s design and manufacturing experts to develop custom engineered solutions on a cost-effective basis. The Company also markets its products through attendance by in-house market specialists at trade shows and expositions.  The Company markets a line of products to the health and beauty industry, primarily through distributors.  The Company believes that its sales are somewhat seasonal, with increased sales in the second half of the year.

The top three customers in the Company’s Component products segment comprise 13%, 12%, and 12%, respectively, of that segment’s total sales for the year ended December 31, 2002. No one customer accounted for more than 10% of the Packaging segment sales for the year ended December 31, 2002.

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

Competition in the component products industry is also intense. The Company’s component products face competition primarily from smaller companies that typically concentrate on production of component products for specific industries. The Company expects that additional companies will enter the market as it expands. The Company believes that its engineering expertise, its ability to combine foams with other materials such as plastics and laminates, and its ability to manufacture products in a clean room environment will enable it to continue to compete effectively in the engineered component products market. The Company’s component products also compete with products made from a wide range of other materials, including rubber, leather and other foams.

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

The Company has three U.S. patents relating to its molded fiber technology (including certain proprietary machine designs), and has patent applications pending with respect to such technology in certain foreign countries and international patent offices. The Company also has a total of five U.S. patents relating to technologies including foam and packaging, rubber mat, patterned nail file, and superforming process technologies.  In addition, the Company has patent applications pending in the United States with respect to superforming products and processes. There can be no assurance that any of the Company’s patent applications will be granted, or that any patent or patent application of the Company will provide significant protection for the Company’s products and technology, or will not be challenged or circumvented by others.  The expiration dates for the Company’s patents range from 2007 through 2017.

The Company has licensed its molded fiber patents and technology to Starlite in China, for the manufacture and sale of molded fiber in China and certain other Asian countries.

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

Backlog

The Company’s backlog as of February 17, 2003, and February 15, 2002, totaled approximately $5.5 million and $5.9 million, respectively, for the Packaging segment, and $6.6 million and $7.6 million, respectively, for the Component Products segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty.  The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period.

Employees

As of February 6, 2003, the Company had a total of 472 full-time employees (as compared to 539 full-time employees as of February 9, 2002) in both the Specialty Products segment (13 in engineering, 192 in manufacturing operations, 16 in marketing, sales and support services, and 24 in general and administration) and in the Packaging segment (20 in engineering, 171 in manufacturing, 20 in marketing, sales and support services, and 16 in general and administration).  The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.                 PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts(2)	54,000	(owned by the Company)	Headquarters, fabrication, molding, test lab, clean-room, and engineering for Specialty segment
Memphis, Tennessee	11,225	8/1/03	Warehousing for Packaging segment
Decatur, Alabama(1)	47,250	12/31/06	Fabrication and engineering for Packaging segment
Decatur, Alabama	14,000	10/31/07	Warehousing and fabrication for Packaging segment
Kissimmee, Florida(1)	49,400	12/31/06	Fabrication, molding, test lab, and engineering for Packaging segment

Location	Square Feet	Lease Expiration Date	Principal Use
Atlanta, Georgia	55,530	10/31/04	Fabrication, molding and engineering for Specialty segment
Haverhill, Massachusetts	48,772	2/28/08	Flame lamination for Specialty segment
Raritan, New Jersey	72,125	2/28/08	Fabrication, molding, test lab, clean-room, and engineering for Packaging segment
Visalia, California	37,632	1/1/07	Molded fiber operations and engineering for Packaging segment
Scarborough, Maine	29,768	5/31/03	Molded fiber operations and engineering for Packaging segment
Clinton, Iowa	62,000	9/1/06	Molded fiber operations for Packaging segment
Addison, Illinois	45,000	07/31/04	Fabrication and engineering for Packaging segment
Ventura, California	48,300	10/31/03	Fabrication and engineering for Specialty segment
Macomb Township, Michigan	70,703	12/31/07	Fabrication and engineering for Specialty segment

(1)                   United Development Company Limited, a Florida limited partnership and an affiliate of certain officers, directors and stockholders of the Company, is the lessor of these properties.

(2)                   Subject to mortgage (see Note 8 to the Consolidated Financial Statements).

ITEM 3.                 LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

None.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

From July 8, 1996 until April 18, 2001, the Company’s Common Stock was listed on the Nasdaq National Market under the symbol “UFPT.”  Since April 19, 2001, the Company’s Common Stock has been listed on the Nasdaq Small Cap Market.  The following table sets forth the range of high and low quotations for the Common Stock as reported by Nasdaq for the quarterly periods from January 1, 2001 to December 31, 2002:

	High	Low
Fiscal Year Ended December 31, 2001
First Quarter	$2.44	$1.38
Second Quarter	2.00	1.50
Third Quarter	1.70	0.21
Fourth Quarter	1.49	0.76

	High	Low
Fiscal Year Ended December 31, 2002
First Quarter	$1.37	$0.75
Second Quarter	1.65	1.05
Third Quarter	1.72	1.10
Fourth Quarter	1.55	0.80

Number of Stockholders

As of March 4, 2003, there were 134 holders of record of the Company’s Common Stock.

Dividends

The Company did not pay any dividends in 2002. Although prior to becoming a public company in December 1993, the Company had from time to time paid cash dividends on its capital stock, the Company presently intends to retain all of its earnings to provide funds for the operation of its business and does not anticipate paying any cash dividends in the foreseeable future.  The Company’s ability to pay dividends is subject to approval by its principal lending institution.

Issuance of Unregistered Common Stock

On February 11, 2002, the Company issued 74,075 shares of company common stock to certain executive officers in lieu of the payment of a portion of the cash compensation owed by the Company to these individuals.  The common stock issued in this transaction was sold in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering.

Stock Plans

The Company maintains three stock option plans to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, and director consultants and advisors.  The first plan (1993 Employee Stock Option Plan) provides for the issuance of up to 1,550,000 shares of the Company’s common stock.  The second plan (1993 Director Plan) provided for the issuance of 110,000 shares of the Company’s common stock to non-employee directors; this plan was frozen with the inception of the 1998 Director Plan, which provides for the issuance of up to 425,000 shares of the Company’s common stock to non-employee directors.  Details of these plans are discussed in Note 13 to the Consolidated Financial Statements.

The Company also maintains an Employee Stock Purchase Plan, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Summary plan information is as follows:

	Number of shares of UFPT common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of UFPT common stock remaining available for future issuance
1993 Employee Plan	795,569	2.52	546,306
1993 Director Plan	55,000	4.44	0
1998 Director Plan	233,420	2.16	191,580
1998 Employee Stock Purchase Plan	0	0.00	231,108
Total	1,083,989	2.54	968,994

ITEM 6.                 SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2002, is derived from the audited consolidated financial statements of the Company.  The consolidated financial statements for fiscal years 1999 through 2001 were audited by Arthur Andersen LLP (“Andersen”), who has ceased operations.  A copy of the report previously issued by Andersen on the Company’s consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the period ended December 31, 2001, is included elsewhere in this report.  Such report has not been reissued by Andersen.  The data should be read in conjunction with the consolidated financial statements and the related notes included in this report, and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

	Year Ended December 31
	(in thousands, except per share data)
Consolidated statement of operations data:(1)	2002(2)	2001(3)(4)	2000(5)	1999	1998
Net sales	$61,189	61,574	74,492	58,801	47,220
Gross profit	12,105	10,925	17,621	14,862	13,080
Operating (loss) income	466	(3,741)	3,385	3,279	3,174
Net (loss) income	(234)	(3,043)	1,081	1,693	1,647
Diluted (loss) earnings per share	$(0.05)	(0.72)	0.25	0.35	0.34
Net (loss) income as adjusted for FAS 142 adoption	(234)	(2,609)	1,632	1,979	1,824
Diluted (loss) earnings per share as adjusted for FAS 142 adoption	(0.05)	(0.61)	0.37	0.40	0.38
Weighted average number of diluted shares outstanding	4,343	4,245	4,386	4,896	4,830

	December 31
	(in thousands)
Consolidated balance sheet data:(1)	2002	2001	2000	1999	1998
Working capital	$1,540	977	4,139	3,549	2,099
Total assets	35,383	38,102	40,352	31,867	29,949
Short-term debt and capital lease obligations	7,169	7,395	6,084	6,011	5,060
Long-term debt and capital lease obligations, excluding current portion	6,851	6,827	7,589	2,706	2,123
Total liabilities	21,332	23,948	22,825	15,659	14,053

(1)             See Note 19 of Notes to Consolidated Financial Statements for segment information.

(2)             Amounts include results of operations of the business of Excel Acquisition Group (acquired in January 2002) for the periods subsequent to its acquisition.

(3)             Amounts include results of operations of the E-cube product line (acquired in October 2001) for the periods subsequent to its acquisition.

(4)             Amounts include restructuring charges of $1 million.

(5)             Amounts include results of operations of Simco Industries, Inc. (acquired in January 2000) for the periods subsequent to its acquisition.

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

Examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company’s packaging customers, (ii) actions by the Company’s competitors and the ability of the Company to respond to such actions, (iii) the ability of the Company to obtain new customers and (iv) the ability of the Company to execute and integrate favorable acquisitions.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risks described elsewhere in this report and changes in general economic conditions, the hostilities in the Middle East, the political instability in Korea, interest rates and the assumptions used in making such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

For example, in January 2001, the Company’s largest customer in the component products segment informed the Company that it no longer required the Company’s products because the customer could satisfy its needs internally.  This customer accounted for approximately $5.5 million in annual revenues in 2000.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s consolidated statements of operations:

	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	80.2	82.3	76.3
Gross profit	19.8	17.7	23.7
Selling, general and administrative expenses	19.0	22.1	19.1
Restructuring charge	0.0	1.7	0.0
Operating income (loss)	0.8	(6.1)	4.6
Total other expenses, net	1.4	1.6	1.9
(Loss) income before income taxes	(0.6)	(7.7)	2.7
(Benefit) provision for income taxes	(0.2)	(2.8)	1.2
Net (loss) income	(0.4)	(4.9)	1.5

2002 Compared to 2001:

The Company’s net sales decreased 0.6% to $61.2 million for the year ended December 31, 2002 from $61.6 million in 2001.  Component products segment sales decreased 1.4% to $31.0 million primarily due to a decline in sales associated with the phase-out of the Woodbridge automotive program in Georgia.  This decline was partially offset by new automotive programs launched in late 2001 as well as during 2002.    Packaging sales increased slightly to $30.2 million from $30.1 million in 2001 primarily as a result of the acquisition of Excel Foams in Alabama partially offset by the impact on sales of plant closures as well as softer demand within the electronics industry.

Gross profit as a percentage of sales increased to 19.8% for the year ended December 31, 2002 from 17.7% in 2001.  The increase is primarily due to lower fixed operating costs resulting from plant consolidations completed in early 2002.

Selling, General and Administrative Expenses (“SG&A”) decreased 14.7 % to $11.6 million in the year ended December 31, 2002, from $13.6 million in 2001.  As a percentage of sales, SG&A decreased to 19.0% in 2002 from 22.1% in 2001.  The decrease in SG&A is primarily attributable to Company-wide cost control efforts, and the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which ceased goodwill amortization on January 1, 2002.  Goodwill amortization for the year ended December 31, 2001 was approximately $434,000.

Interest expense decreased to $878,000 in 2002, from $1,030,000 in 2001, primarily as a result of lower interest rates.

The Company had a tax benefit of 38% of its pre-tax loss in 2002.  The tax benefit reflects the expected utilization of a net operating loss generated during the year.  In 2001, the Company had an effective tax benefit of approximately 36% of pre-tax losses.

The Company has recorded a deferred net tax asset of $2.6 million, of which $3.2 million relates to the expected benefit of net operating losses.  Realization is dependent on generating sufficient taxable income prior to expiration of loss carryforwards.  Although realization is not assured, the Company believes it is more likely than not that all of the deferred tax assets will be realized.  The Company has considered both positive and negative available evidence in its determination that the deferred tax asset will be realized.  While current economic conditions, including a current year book loss, provide evidence that the deferred tax assets may not be fully realized, the cyclical nature of the industry sector and recent historical experience of income provide objective positive evidence that the deferred tax assets are recoverable.  The Company believes that its efforts to right-size the business in fiscal 2002 will be an important factor in achieving future profitability.  The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

Restructuring:

On December 19, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the downturn in the packaging industry.  To that effect, the Company recorded restructuring charges of $1,016,000 in the 4th quarter of 2001.  Of this amount, $142,000

remains on the balance sheet, primarily reflecting lease payments to be made on vacated properties after December 31, 2002.   See Note 10 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements and growth plan through internally generated cash, bank credit facilities and long-term capital leases.

As of December 31, 2002 and 2001, working capital was $1,540,000 and $977,000, respectively.  The increase in working capital is primarily attributable to the impact on the current portion of long-term debt of refinancing the Company’s credit facility in February, 2003.    Cash provided from operations was $2,225,000 and $2,210,000 for 2002 and 2001, respectively.  Net cash used in investing activities in 2002 was $1.0 million and was used primarily for the acquisition of new manufacturing equipment.

Including amounts due under the revolving credit facility and capital lease obligations, the Company had total debt outstanding of $13,511,000 and $14,222,000 at December 31, 2002 and 2001, respectively.  The decrease was primarily attributable to the excess of cash generated from operations over amounts used to acquire manufacturing equipment, partially offset by amounts used to acquire Excel Packaging in January 2002.  As of December 31, 2002 the Company had a $10,000,000 revolving bank line expiring on April 30, 2003, of which $6,202,000 was outstanding.  At December 31, 2002, the Company had two additional loans outstanding.  The first is a $6,500,000 term loan with a five-year straight line amortization that is secured by the Company’s machinery and equipment and had an outstanding balance of $4,442,000 at December 31, 2002.  The second is a five-year first mortgage for $2,500,000 with a fifteen-year amortization and is collateralized by the Company’s real estate in Georgetown, Massachusetts and had a balance of $2,236,000 at December 31, 2002.

On February 28, 2003 the Company obtained a new credit facility.  The facility includes a revolving credit facility of $12 million collateralized by the Company’s accounts receivable and inventory, a term loan collateralized by the Company’s property, plant and equipment of $5.0 million with a six-year amortization and a term loan collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts of $2.5 million with a 15-year amortization.  The Company’s new $12 million revolving credit facility is due February 28, 2006, and the term loan and mortgage are due February 28, 2008.  Extensions of credit under this facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  For example, as of February 28, 2003, based upon borrowings outstanding of $7.0 million and collateral levels, the Company had availability of $3.3 million of additional credit under this facility.  The amount of availability can fluctuate significantly.  The credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility and Prime plus 0.25% or LIBOR plus 2.5% on the term debt.  Both components allow for reduction in rates based upon the Company’s operating performance.  Under this new credit facility, the Company is subject to certain financial covenants, including certain minimum EBITDA, fixed charge coverage and tangible net worth covenants.

In connection with a recently awarded automotive program, the Company has committed to purchase a new forming line for approximately $1.7 million in 2003, and a second similar forming line for approximately $1.7 million in 2004.  The Company expects to enter into capital leases to finance the purchase of both machines  However, there can be no assurances that such financing will be available at favorable terms, if at all.  As of December 31, 2002, the Company has made a progress payment of approximately $500,000 on the first forming line.

The Company has no additional significant capital commitments in 2003, but plans on adding additional machinery to increase capacity or to enhance operating efficiencies in its manufacturing plants.  Additionally, the Company may consider the acquisition of companies, technologies or products in 2003, which are complementary to its business.  The Company believes that its existing resources, including its revolving loan facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the end of 2003.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2002, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loan	Mortgage	Total
2003	$2,109,707	$155,574	$686,114	$125,923	$3,077,318
2004	1,736,183	235,966	704,168	147,221	2,823,538
2005	1,462,110	177,016	704,168	147,221	2,490,515
2006	1,430,896	186,340	704,168	147,221	2,468,625
2007 & thereafter	991,212	385,579	1,643,055	1,668,509	4,688,355
	$7,730,108	$1,140,475	$4,441,673	$2,236,095	$15,548,351

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the year ended December 31, 2002, it cannot guarantee that its operations will generate cash in future periods.

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

Critical Accounting Policies

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring and contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions both in general and specifically in relation to the packaging industry, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.  The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.  The Company has reviewed these policies with its Audit Committee:

Revenue Recognition

The Company recognizes revenue at the time of shipment which is typically when persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collecting.  If a loss is anticipated on any contract, a provision for the entire loss is made immediately.  Revenue recognition involves judgments and assessments of expected returns, and the likelihood of nonpayment due to insolvent customers.  The Company analyzes various factors, including a review of specific transactions, historical experience, creditworthiness of customers and current market and economic conditions in determining when to recognize revenue.  Changes in judgments on these factors could impact the timing and amount of revenue recognized with a resulting impact on the timing and amount of associated income.

Long-lived Assets and Intangible Assets

The Company reviews long-lived assets and all intangible assets, including goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Goodwill is also reviewed at least annually for impairment.  Recoverability of long-lived assets and definite lived intangible assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount.  If the operation is determined to be unable to recover the carrying amount of its assets, then long-lived assets are written down to fair value.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.  Recoverability of goodwill is determined under a two-step process as described in SFAS 142.  The fair value of reporting units determined under step one is also based on a discounted cash flow model.  At December 31, 2002, no impairment has been identified.  Forecasted cash flows are based upon numerous assumptions used by management, such as revenue growth, margins and asset management.  For purposes of this analysis, the company reviews its internal forecasts and external data.  The external data consist of data available from customer and competitor commentary, as well as industry forecasts of future revenue growth.

The estimates of expected cash flows require the Company to make significant judgments regarding future periods that are subject to some factors outside of the Company’s control.  Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  If the financial condition of the Company’s customers were to deteriorate or economic conditions were to further deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, with a resulting charge to results of operations.

Inventory

The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  The Company fully reserves for inventories deemed obsolete.  The Company performs periodic reviews of all inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand, based upon sales and marketing inputs through its planning systems.  If estimates of demand diminish further or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required with a resulting charge to operations.

Deferred Income Taxes

The Company evaluates the need for a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At December 31, 2002, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has three debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 15, in this Report.

Arthur Andersen LLP was the Company’s independent auditor until June 11, 2002.  After reasonable efforts, the Company was unable to obtain from Arthur Andersen LLP the consent required for the incorporation by reference of Arthur Andersen LLP’s report on the Company’s consolidated balance sheets as of December 31, 2000 and December 31, 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001, into registration statements the Company filed with the Securities and Exchange Commission that are currently effective under the Securities Act of 1933.  Accordingly, pursuant to and in reliance upon Rule 437a of the Securities Act of 1933, the Company is permitted to dispense with the requirement to file the consent of Arthur Andersen LLP.  Because Arthur Andersen LLP has not consented to the incorporation by reference of its report, investors may not be able to recover damages from Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are included in this report or any omissions to state a material fact required to be stated therein.

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A change in the Company’s independent accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP was reported in the Company’s current report on Form 8-K/A dated June 25, 2002.

During the Company’s two most recent fiscal years and the interim period through July 31, 2002, neither the Company, nor anyone on its behalf, consulted with PricewaterhouseCoopers regarding any of the matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

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

ITEM 14.           CONTROLS AND PROCEDURES

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

Since the date of the evaluation, the Company has made no significant changes in its internal controls or in other factors that could significantly affect the Company’s internal controls.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (3)	Exhibits

	Number		Reference

	2.01	Agreement and Plan of Reorganization among the Company, Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	A-2.01**

	2.03	Merger Agreement relating to the reincorporation of the Company in Delaware.	A-2.02**

	2.02	Agreement of Merger between Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	C-2.02**

	2.04	Asset Purchase Agreement relating to the purchase of Foam Cutting Engineers, Inc.	I-2**

	2.05	Asset Purchase Agreement relating to the purchase of the assets of Pacific Foam Technologies, Inc.	O-2.05**

	2.06	Stock Purchase Agreement dated January 14, 2000, relating to the acquisition of the stock of Simco Industries, Inc.	P-2.01**

	3.01	Certificate of Incorporation of the Company, as amended.	F-3.01**

	3.02	Bylaws of the Company.	A-3.02**

Number		Reference

4.01	Specimen Certificate for shares of the Company’s Common Stock.	A-4.01**

4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company, filed as Exhibit 3.01).	F-3.01**

4.03

Rights Agreement (including the Certificate of Designation and form of Rights Certificate attached as Exhibits A and B, respectively, thereto) between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 13, 1999.

J-4**

10.01	$1,000,000 Mortgage and Promissory Note issued by the Company in favor of Gloucester Bank & Trust Company.	A-10.02**
10.02	Agreement between the Company and William H. Shaw.	A-10.08* **

10.03	Agreement and Severance Agreement between the Company and Richard L. Bailly.	A-10.09* **

10.04	Employee Stock Purchase Plan.	A-10.18**

10.05	1993 Combined Stock Option Plan, as amended.	K-10.19* **

10.06	1993 Non-employee Director Stock Option Plan.	B-4.5**

10.07	Facility Lease between the Company and Raritan Associates.	A-10.22**

10.08	Facility lease between the Company and Flanders Properties.	A-10.25**

10.09	Amendment to facility lease between the Company and Flanders Properties.	A-10.26**

10.10	Facility Lease between the Company and Dana Evans d/b/a Evans Enterprises.	A-10.27**

10.12	Form of Indemnification Agreement for directors and officers of the Company.	A-10.30**

10.13	Promissory Note of United Development Company Limited in favor of the Company.	O-10.32**

10.14	Facility Lease between Moulded Fibre Technology, Inc. and Lincoln Gilroy II and Patrician Associates, Inc.	C-10.34**

10.15	Facility Lease between the Company and M.D. Hodges Enterprises, Inc.	D-10.35**

10.16	Facility Lease between Moulded Fibre Technology, Inc. and Dead River Properties.	D-10.36**

10.17	Facility Lease between the Company and Clinton Area Development Corporation.	G-10.37**

10.18	Supply Agreement, dated January 1, 1999, between the Company and Woodbridge Foam Corporation	Q-10.38.30**

10.19	Employment Agreement with R. Jeffrey Bailly dated April 4, 1995.	H-10.37* **

Number		Reference

10.20	Amended 1998 Employee Stock Purchase Plan.	V**

10.21	Stock Repurchase Agreement, dated December 17, 1999	Q-10.42**

10.22	Facility Lease between the Company and Quadrate Development, LLC	Y-10.43**

10.23	Stock Repurchase Agreement dated February 20, 2001	Y-10.44**

10.24	Facility Lease between Moulded Fibre Technology Inc. and MidState 99 Distribution Building No. 1, LLC	R-10.45**

10.25	Loan Agreement between the Company and Citizens Bank, dated June 4, 2001	S-10.45**

10.26	Amended 1998 Director Stock Option Incentive Plan	V* **

10.27	Amended Facility Lease between the Company and United Development Company Limited.	U-10.27**

10.28	Amended Facility Lease between the Company and United Development Company Limited.	U-10.28**

10.29	Modification Agreement between the Company and Citizens Bank of Massachusetts.	W-10.29**

10:30	Amended Facility Lease between the Company and Ward Hill Realty Associates, LLC, successors in interest to Evans Enterprises of South Beach	X-10.30**

10.31	Credit and Security Agreement between the Company and Fleet Capital Corporation	Filed herewith

21.01	Subsidiaries of the Company.	C-21.01**

23.01	Consent of PricewaterhouseCoopers LLP	Filed herewith

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

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

E.               [Reserved]

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

J.                 Incorporated by reference to the Company’s report on Form 8-K dated January 13, 1999.  The number set forth herein is the number of the Exhibit in said Report.

K.             Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1998.  The number set forth herein is the number of the Exhibit in said Quarterly Report.

L.               [Reserved]

M.          [Reserved]

N.             [Reserved]

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

T.              [Reserved]

U.             Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.  The number set forth herein is the number of the Exhibit in said Annual Report.

V.              Incorporated by reference to the Company’s Proxy Statement relating to the Company’s Annual Meeting of Stockholders on June 5, 2002.

W.         Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002.  The number set forth herein is the number of the Exhibit in said Quarterly Report.

X.             Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002.  The number set forth herein is the number of the Exhibit in said Quarterly Report.

Y.              Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.  The number set forth herein is the number of the Exhibit in said Annual Report.

*                 Management contract or compensatory plan or arrangement.

**          In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

The SEC allows the Company to incorporate by reference certain information into this annual report on Form 10-K.  This means that the Company can disclose important information by reference to other documents the Company has filed separately with the SEC.  These documents contain important information about the Company and its financial condition.  The Company has incorporated by reference into this annual report the information indicated above.  This information is considered to be a part of this annual report, except for any information that is superseded by information that is filed at a later date.

You may read and copy any of the documents incorporated by reference in this annual report at the following locations of the SEC by using the Company’s file number, 001-12648:

Public Reference Room	Midwest Regional Office	Northeast Regional Office
450 Fifth Street, NW	Citicorp Center	233 Broadway
Room 1024	500 West Madison Street	New York, NY 10279
Washington, DC 20549	Suite 1400
Chicago, IL 60661

You may also obtain copies of this information by mail from the Public Reference Room of the SEC, 450 Fifth Street, NW, Room 1024, Washington, DC 20549, at prescribed rates.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.  The SEC also maintains a World Wide Web site that contains reports, proxy statements and other information about issuers, including the Company, that file electronically with the SEC.  The address of that site is http://www.sec.gov.

Documents incorporated by reference are also available from the Company without charge, excluding any exhibits to those documents unless the exhibit is specifically incorporated by reference in this annual report.  You can obtain these documents by requesting them by telephone or in writing from the Company at 172 East Main Street, Georgetown, MA 01833, (978) 352-2200.

(B)                                Reports On Form 8-K

The Company did not file any current reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: March 31, 2003	by:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	President, Chief Executive,	March 31, 2003
R. Jeffrey Bailly	Officer and Director

/s/ William H. Shaw	Chairman of the Board of Directors	March 31, 2003
William H. Shaw

/s/ Ronald J. Lataille	Chief Financial Officer, Vice President,	March 31, 2003
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Richard L. Bailly	Director	March 31, 2003
Richard L. Bailly

/s/ William C. Curry	Director	March 31, 2003
William C. Curry

/s/ Michael J. Ross	Director	March 31, 2003
Michael J. Ross

/s/ Kenneth L. Gestal	Director	March 31, 2003
Kenneth L. Gestal

/s/ Peter R. Worrell	Director	March 31, 2003
Peter R. Worrell

CERTIFICATION

I, R. Jeffrey Bailly, Chief Executive Officer of UFP Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of UFP Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ R. Jeffrey Bailly
R. Jeffrey Bailly
Chief Executive Officer

CERTIFICATION

I, Ronald J. Lataille, Chief Financial Officer of UFP Technologies, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of UFP Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Ronald J. Lataille
Ronald J. Lataille
Chief Financial Officer

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements and Schedule

December 31, 2002 and 2001

With Report of Independent Public Accountants

and

Independent Auditors’ Report Thereon

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Accountants

To the Board of Directors and Shareholders of UFP Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UFP Technologies, Inc. and its subsidiaries (the “Company”) at December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for the year ended December 31, 2002 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.  The consolidated financial statements and financial statement schedule of the Company listed in the accompanying index as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, before the revisions described in Note 4, were audited by other independent accountants who have ceased operations.  Those independent accountants expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated February 22, 2002.

As disclosed in Note 4, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 effective on January 1, 2002.

As discussed above, the consolidated financial statements of the Company as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations.  As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002.  We audited the transitional disclosures for 2001 and 2000 in Note 4.  In our opinion, the transitional disclosures for 2001 and 2000 in Note 4 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 10, 2003, except for Note 8 for which the date is February 28, 2003

F3

THIS REPORT IS A CONFORMED COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM.

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

Arthur Andersen LLP
Boston, Massachusetts
February 22, 2002

F4

ARTHUR ANDERSEN LLP WAS THE COMPANY’S INDEPENDENT AUDITOR UNTIL JUNE 11, 2002.  AFTER REASONABLE EFFORTS, THE COMPANY WAS UNABLE TO OBTAIN FROM ARTHUR ANDERSEN LLP THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF ARTHUR ANDERSEN LLP’S REPORT ON THE COMPANY’S CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND DECEMBER 31, 2001, AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, STOCKHOLDERS’ EQUITY AND CASH FLOWS FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001, INTO REGISTRATION STATEMENTS THE COMPANY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ARE CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933.  ACCORDINGLY, PURSUANT TO AND IN RELIANCE UPON RULE 437A OF THE SECURITIES ACT OF 1933, THE COMPNAY IS PERMITTED TO DISPENSE WITH THE REQUIREMENT TO FILE THE CONSENT OF ARTHUR ANDERSEN LLP.  BECAUSE ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF ITS REPORT, INVESTORS MAY NOT BE ABLE TO RECOVER DAMAGES FROM ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE INCLUDED IN THIS REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

F5

UFP TECHNOLOGIES, INC.

Consolidated Balance Sheets

	December 31
	2002	2001
Assets
Current assets:
Cash and cash equivalents	$25,823	$26,767
Receivables, net	8,542,272	9,453,243
Inventories	4,692,830	5,203,015
Prepaid expenses	502,435	473,326
Refundable income tax	380,375	879,523
Deferred income taxes	977,881	1,162,733
Total current assets	15,121,616	17,198,607
Property, plant and equipment	29,207,604	28,379,500
Less accumulated depreciation and amortization	(18,001,433)	(16,334,297)
Net property, plant and equipment	11,206,171	12,045,203
Cash surrender value of officers' life insurance	224,634	200,766
Investment in and advances to affiliated partnership	162,420	187,321
Deferred income taxes	1,648,103	1,594,162
Goodwill, net	6,481,037	6,406,037
Other assets	538,791	469,423
Total assets	$35,382,772	$38,101,519
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable	$6,201,507	$5,853,661
Current installments of long-term debt	812,037	1,466,949
Current installments of capital lease obligations	155,574	74,328
Accounts payable	2,596,162	3,807,564
Accrued restructuring charge	141,823	1,016,000
Accrued taxes and other expenses	3,674,299	4,002,967
Total current liabilities	13,581,402	16,221,469
Long-term debt, excluding current installments	5,865,731	6,677,764
Capital lease obligations, excluding current installments	984,901	149,229
Retirement and other liabilities	900,312	898,744
Total liabilities	21,332,346	23,947,206
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,365,689 shares in 2002 and 4,217,400 shares in 2001	43,657	42,174
Additional paid-in capital	8,274,979	8,146,554
Retained earnings	5,731,790	5,965,585
Total stockholders' equity	14,050,426	14,154,313
Total liabilities and stockholders' equity	$35,382,772	$38,101,519

The accompanying notes are an integral part of these consolidated financial statements.

F6

UFP TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Years ended December 31
	2002	2001	2000
Net sales	$61,189,396	$61,574,005	$74,491,669
Cost of sales	49,084,243	50,649,053	56,870,392
Gross profit	12,105,153	10,924,952	17,621,277
Selling, general and administrative expenses	11,639,156	13,649,795	14,236,234
Restructuring charge	—	1,016,000	—
Operating income (loss)	465,997	(3,740,843)	3,385,043
Other income (expense):
Interest expense	(877,703)	(1,029,942)	(1,220,697)
Equity in net income of unconsolidated partnerships	37,531	42,518	29,518
Other, net	(2,945)	(26,139)	(191,799)
Total other expense	(843,117)	(1,013,563)	(1,382,978)
(Loss) income before income tax provision	(377,120)	(4,754,406)	2,002,065
Income tax (benefit) provision	(143,325)	(1,710,968)	920,951
Net (loss) income	$(233,795)	$(3,043,438)	$1,081,114
Net (loss) income per share:
Basic	$(0.05)	$(0.72)	$0.25
Diluted	$(0.05)	$(0.72)	$0.25
Weighted average common shares:
Basic	4,342,879	4,245,033	4,374,271
Diluted	4,342,879	4,245,033	4,386,441

The accompanying notes are an integral part of these consolidated financial statements.

F7

UFP TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2002, 2001, and 2000

			Additional paid-in capital	Retained earnings	Total stockholders' equity
	Common Stock
	Shares	Amount
Balance at December 31, 1999	4,294,632	$42,946	$8,237,558	$7,927,909	$16,208,413
Employee Stock Purchase Plan	33,238	333	66,518	—	66,851
Stock issued in lieu of compensation	60,500	605	170,457	—	171,062
Net income	—	—	—	1,081,114	1,081,114
Balance at December 31, 2000	4,388,370	$43,884	$8,474,533	$9,009,023	$17,527,440
Employee Stock Purchase Plan	54,003	540	70,234	—	70,774
Stock issued in lieu of compensation	75,027	750	123,787	—	124,537
Stock repurchase	(300,000)	(3,000)	(522,000)	—	(525,000)
Net loss	—	—	—	(3,043,438)	(3,043,438)
Balance at December 31, 2001	4,217,400	$42,174	$8,146,554	$5,965,585	$14,154,313
Employee Stock Purchase Plan	52,666	527	48,032	—	48,559
Stock issued in lieu of compensation	95,248	952	80,097	—	81,049
Stock option exercise	375	4	296	—	300
Net loss	—	—	—	(233,795)	(233,795)
Balance at December 31, 2002	4,365,689	$43,657	$8,274,979	$5,731,790	$14,050,426

The accompanying notes are an integral part of these consolidated financial statements.

F8

UFP TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Years ended December 31
	2002	2001	2000
Cash flows from operating activities:
Net (loss) income	$(233,795)	$(3,043,438)	$1,081,114
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,685,650	3,284,543	3,080,927
Equity in net income of unconsolidated affiliate and partnership	(25,000)	(42,518)	(29,518)
Restructuring charge net of fixed assets write-off	(664,413)	1,016,000	—
(Gain) loss on disposal of property, plant and equipment	2,944	—	191,799
Stock issued in lieu of compensation	81,049	124,538	171,062
Deferred income taxes	130,911	(547,676)	—
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	910,971	1,239,736	2,064,391
Inventories	510,185	1,576,935	47,302
Prepaid expenses	(4,109)	(101,328)	4,727
Refundable income tax	499,148	(879,523)	—
Accounts payable	(1,211,402)	(632,013)	(1,606,556)
Accrued taxes and other expenses	(328,668)	153,150	(1,507,621)
Retirement and other liabilities	1,568	37,099	8,850
Cash surrender value of officers' life insurance	(23,868)	(8,947)	127,565
Other assets	(106,106)	33,014	(80,259)
Net cash provided by operating activities	2,225,065	2,209,572	3,553,783
Cash flows from investing activities:
Additions to property, plant and equipment	(930,318)	(2,418,508)	(2,436,927)
Acquisition of operating assets, less cash acquired	(150,000)	—	(5,802,123)
Payments received on advances to affiliated partnership	49,901	47,873	44,069
Proceeds from disposal of property, plant and equipment	8,477	—	23,000
Net cash used in investing activities	(1,021,940)	(2,370,635)	(8,171,981)
Cash flows from financing activities:
Net borrowings (repayments) under notes payable	347,846	1,116,907	(263,246)
Proceeds from long-term borrowings	—	9,000,000	6,120,000
Capital stock repurchase	—	(525,000)	—
Proceeds from sale of common stock	48,859	70,774	66,851
Principal repayment of long-term debt	(1,466,945)	(9,086,749)	(63,531)
Principal repayment of obligations under capital leases	(133,829)	(482,153)	(1,496,554)
Net cash (used in) provided by financing activities	(1,204,069)	93,779	4,363,520
Net change in cash and cash equivalents	(944)	(67,284)	(254,678)
Cash and cash equivalents at beginning of year	26,767	94,051	348,729
Cash and cash equivalents at end of year	$25,823	$26,767	$94,051
Significant non-cash transactions:
Property and equipment acquired under capital lease	$1,050,746	$—	$—
Write-off of equipment against accrued restructuring charge	$209,764	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

F9

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

(1)                   Summary of Significant Accounting Policies

UFP Technologies, Inc. (“the Company”) designs and manufactures a broad range of packaging and specialty foam products for a variety of industrial and consumer markets.  The Company was incorporated in the State of Delaware in 1993.

(a)                     Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc. and its wholly owned subsidiaries, Moulded Fibre Technology, Inc. (MFT), Simco Automotive Trim, and Simco Automotive Technology.  All significant inter-company balances and transactions have been eliminated in consolidation.

(b)                     Accounts Receivable

The Company periodically reviews the collectibility of its accounts receivable.  Provisions are established for accounts that are potentially uncollectible.  Determining adequate reserves for accounts receivable requires management’s judgment.  Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2002.

(c)                      Inventories

Inventories which include material, labor, and manufacturing overhead are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory.  Provisions are established for potential obsolescence.  Determining adequate reserves for inventory obsolescence requires management’s judgment.  Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the reserve balances as of December 31, 2002.

(d)                     Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for income tax purposes.

F10

Estimated useful lives of property, plant and equipment are as follows:

Leasehold improvements	Estimated useful life or remaining lease term, whichever is shorter
Buildings and improvements	31.5 years
Equipment	8 - 10 years
Furniture and fixtures	5 - 7 years

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

(f)                        Revenue Recognition

The Company recognizes revenue at the time of shipment which is typically when persuasive evidence of an arrangement exists, performance of our obligation is complete, our price to the buyer is fixed or determinable, and we are reasonably assured of collecting.  If a loss is anticipated on any contract, a provision for the entire loss is made immediately.  Determination of these criteria, in some cases, require management’s judgments.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue for any reporting period could be adversely affected.

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

(h)                     Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such

F11

operation.  If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.  At December 31, 2002, no impairment has been identified.

(i)                        Intangible Assets

Goodwill was being amortized on a straight-line basis over a 20-year period.  Accumulated amortization was $2,243,836 as of December 31, 2001.  Amortization of goodwill and certain indefinite lived intangibles has ceased with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

(j)                        Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company utilizes zero balance disbursement accounts to manage its funds.  These accounts reflect negative cash balances as checks clear the banking system.  In accordance with generally accepted accounting principles, the negative cash book balances at the end of a period are reclassified to accounts payable.  At December 31, 2002, and December 31, 2001, the amount reclassified was approximately $1.1 million and $1.4 million, respectively.

(k)                     Comprehensive Income

The Company has adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, which established standards for reporting and display of comprehensive income and its components.  Comprehensive income is the total of net income and all other non-owner changes in stockholders’ equity.  Comprehensive income equaled net income for all periods presented.

(l)                        Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(m)                  Segments and Related Information

The Company has adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which established standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports (see Note 19).

F12

(n)                     Recent Accounting Pronouncements

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The Company does not believe the adoption of this pronouncement will have a material effect on its results.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation (SFAS 148), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amended disclosure provisions are effective for fiscal years ending after December 15, 2002 and the Company has adopted the amended disclosure provisions as of December 31, 2002. The Company has not decided whether or not it will voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB 51 (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”).  An entity is considered to be a VIE when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support.  Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses or residual returns if they occur.  The adoption of this pronouncement is expected to have no effect on the Company.

F13

(o)                     Reclassifications

Certain prior year account balances have been reclassified to conform to the 2002 presentation.

(p)                     Stock Compensation

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

The Company’s pro forma information is as follows:

	Years Ended December 31
	2002	2001	2000

Net (loss) income as reported	$(233,795)	$(3,043,438)	$1,081,114
Pro forma net (loss) income	(495,053)	(3,349,580)	480,512
Basic net (loss) income per share as reported	(0.05)	(0.72)	0.25
Pro forma basic net (loss) income per share	(0.11)	(0.79)	0.11
Diluted net (loss) income per share as reported	(0.05)	(0.72)	0.25
Pro forma diluted net (loss) income per share	(0.11)	(0.79)	0.11

The effect of applying SFAS 123 as shown above in the pro forma disclosures is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to 1995.

(2)              Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Years ended December 31
	2002	2001	2000

Interest	$850,336	$1,133,510	$1,267,282

Income taxes	$0	$0	$926,759

F14

(3)              Receivables

Receivables consist of the following:

	December 31
	2002	2001
Accounts receivable - trade	$8,925,589	$9,903,718
Other receivables	192,089	69,119
	9,117,678	9,972,837
Less allowance for doubtful receivables	(575,406)	(519,594)
	$8,542,272	$9,453,243

(4)              Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FSAB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition.  These standards require that the purchase method of accounting be used for business combinations and eliminate the use of the pooling-of-interest method.  Additionally, they require that goodwill and intangible assets with indefinite lives no longer be amortized.  The Company was required to adopt SFAS No. 141 and SFAS No. 142 on a prospective basis as of July 1, 2001 and January 1, 2002, respectively.  In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill.  In order to permit the comparison of net income and earnings per share in 2002 with that of prior years, the following table presents the impact of goodwill amortization on earnings and earnings per share:

	Years Ended December 31
	2002	2001	2000
Net (loss) income as reported	$(233,795)	$(3,043,438)	$1,081,114
Add back goodwill amortization	—	434,428	550,710
Adjusted net (loss) income	$(233,795)	$(2,609,010)	$1,631,824
Basic (loss) earnings per share as reported	(0.05)	(0.72)	0.25
Add back goodwill amortization	—	0.11	0.12
Adjusted basic (loss) earnings per share	$(0.05)	$(0.61)	$0.37
Diluted (loss) earnings per share as reported	(0.05)	(0.72)	0.25
Add back goodwill amortization	—	0.11	0.12
Adjusted diluted (loss) earnings per share	$(0.05)	$(0.61)	$0.37

F15

At December 31, 2002 and December 31, 2001, the value of the Company’s patents was $309,523 and $306,623, respectively, net of accumulated amortization.  Future patent amortizations for years ended December 31 will be approximately:

2003	$37,000
2004	37,000
2005	37,000
2006	37,000
2007	37,000
Thereafter	124,523
Total:	$309,523

(5)              Inventories

Inventories consist of the following:

	December 31
	2002	2001
Raw materials	$2,855,513	$2,825,990
Work in process	412,668	551,661
Finished goods	1,424,649	1,825,364
	$4,692,830	$5,203,015

(6)              Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31
	2002	2001
Land	$85,319	$85,319
Buildings and improvements	2,056,162	2,087,397
Leasehold improvements	2,162,135	2,444,182
Equipment	21,977,441	20,917,522
Furniture and fixtures	2,062,181	2,333,843
Construction in progress - equipment	864,366	511,237
	$29,207,604	$28,379,500

Depreciation expense for the years ended December 31, 2002 and 2001 was $2,648,912 and $2,826,870, respectively.

(7)              Investment in and Advances to Affiliated Partnership

The Company has a 26% ownership interest in a realty limited partnership, United Development Company Limited.  This investment is accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less

F16

any distributions received from the limited partnership.  The Company’s proportionate share of the limited partnership’s net income was approximately $25,000, $35,000, and $22,000, in 2002, 2001, and 2000, respectively.

On December 31, 1998, United Development Company Limited executed and delivered to the Company a term note in the amount of $99,750, due December 1, 2003, to evidence advances received from the Company.  This note accrues interest at 9.75% and is repayable in monthly installments of $2,107.  The amount outstanding at December 31, 2002 and December 31, 2001, was $24,008 and $45,784, respectively.

(8)              Indebtedness

On February 28, 2003 the Company obtained a new credit facility.  The facility includes a revolving credit facility of $12 million collateralized by the Company’s accounts receivable and inventory, a term loan collateralized by the Company’s property, plant and equipment of $5.0 million with a six-year amortization and a term loan collateralized by a mortgage in the Company’s real estate located in Georgetown, Massachusetts of $2.5 million with a 15-year amortization.  The Company’s new $12 million revolving credit facility is due February 28, 2006, and the term loan and mortgage are due February 28, 2008.  Extensions of credit under this facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  For example, as of February 28, 2003, based upon borrowings outstanding of $7.0 million and collateral levels, the Company had availability of $3.3 million of additional credit under this facility.  The amount of availability can fluctuate significantly.  The credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility and Prime plus 0.25% or LIBOR plus 2.5% on the term debt.  Both components allow for reduction in rates based upon the Company’s operating performance.  Under this new credit facility, the Company is subject to certain financial covenants, including certain minimum EBITDA, fixed charge coverage and tangible net worth covenants.

On June 4, 2001, the Company entered into a banking arrangement, allowing the Company to borrow up to $10,000,000 under a revolving line of credit.  Amounts borrowed under this facility are due on demand, and must be supported by adequate collateral levels, which as of December 31, 2002, was limited to $8,421,673.  At December 31, 2002, borrowings under this agreement were $6,201,507.  Also included is a $4,000,000 acquisition line, of which no amount was outstanding on December 31, 2002.  These facilities were secured by a first lien on the Company’s assets.  Both of these facilities were scheduled to mature on April 30, 2003.

The Company had two additional loans.  The first was a $6,500,000 term loan with a five-year straight line amortization; this loan was secured by the Company’s machinery and equipment, and had an outstanding balance of $4,441,673 at December 31, 2002.  The second loan was a five-year first mortgage for $2,500,000, with a 15-year amortization; this loan was secured by the Company’s real estate in Georgetown, Massachusetts, and had a balance of $2,236,095 at December 31, 2002.

F17

At December 31, 2002, the interest rate on these facilities ranged from 4.25% to 4.61%.

Under the terms of the banking agreement, the Company was required to comply with a number of affirmative and negative covenants.  Among other things, the Company had to satisfy certain financial covenants and ratios, including minimum EBITDA, debt service, and leverage ratios.  As of December 31, 2002, the Company was in compliance with all of these covenants.

Long-term debt consists of the following:

	December 31
	2002	2001
Mortgage note	$2,236,095	$2,402,763
Note payable - term loan	4,441,673	5,741,950
Total long-term debt	6,677,768	8,144,713
Less current installments	812,037	1,466,949
Long-term debt, excluding current installments	$5,865,731	$6,677,764

Aggregate maturities of long-term debt based upon the terms of the February 28, 2003, credit facility are as follows:

Year ending December 31:
2003	$812,037
2004	851,389
2005	851,389
2006	851,389
2007 and thereafter	3,311,564
$6,677,768

(9)              Accrued Taxes and Other Expenses

Accrued taxes and other expenses consist of the following:

	December 31
	2002	2001
Compensation	$1,129,833	$1,044,192
Benefits	891,528	1,017,355
Paid time off	378,946	511,187
Other	1,273,992	1,430,233
	$3,674,299	$4,002,967

F18

(10)       Restructuring Charge

On December 19, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the current downturn in the packaging industry.  To that effect, the Company recorded restructuring charges of $1,016,000 in the 4th quarter of 2001.  Of this amount, $116,000 was related to workforce reductions of approximately twenty-four employees, and $900,000 was for the consolidation and strategic focus realignment of several facilities.  These measures were largely intended to align the Company’s capacity and infrastructure to anticipated customer demand.  Workforce charges, consisting principally of severance costs, were recorded based on specific identification of employees to be terminated, along with their job classifications or functions and their locations.  The charges for the Company’s excess facilities were recorded to recognize the lower of the amount of the remaining lease obligations, net of any sublease rentals, the expected lease settlement costs and any related asset write-offs.  These costs have been estimated from the time when the space is expected to be vacated and there are no plans to utilize the facility in the future.  Costs incurred prior to vacating the facilities will be charged to operations.

The following table summarizes the activity related to the 2001 plan:

		Total
2001	Provision	$1,016,000
2002	Usage	874,177
12/31/2002	Balance	$141,823

The remaining balance will be primarily used for lease obligations on closed facilities.

(11)       Income Taxes

The Company’s income tax (benefit) provision for the years ended December 31, 2002, 2001, and 2000 consists of approximately:

	Years ended December 31
	2002	2001	2000
Current:
Federal	$(312,000)	$(1,024,000)	$394,000
State	38,000	28,000	160,000
	(274,000)	(996,000)	554,000
Deferred:
Federal	146,000	(467,000)	362,000
State	(15,000)	(248,000)	5,000
	131,000	(715,000)	367,000
Total income tax (benefit) provision	$(143,000)	$(1,711,000)	$921,000

At December 31, 2002, the Company has net operating loss carry-forwards for federal income tax purposes of approximately $8,921,000 and for state income tax purposes of

F19

approximately $5,275,000, which are available to offset future taxable income and expire during the years ending December 31, 2006 through 2021.

The future benefit of the net operating loss carry-forwards related to MFT and Simco will be limited to $600,000 per year in accordance with Section 382 of the Internal Revenue Code.  As of December 31, 2002, net operating loss carry-forwards of MFT and Simco for federal income tax purposes totaled $1,742,000 and $7,179,000, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are approximately as follows:

	December 31
	2002	2001
Deferred tax assets related to:
Reserves not currently deductible	$377,000	$563,000
Compensation programs	111,000	89,000
Retirement liability	331,000	350,000
Net operating loss carryforwards	3,211,000	3,056,000
Other	51,000	114,000
	4,081,000	4,172,000
Deferred tax liabilities related to:
Excess of book over tax basis of fixed assets	898,000	775,000
Investee tax loss in excess of book losses	91,000	103,000
Capital leases	466,000	537,000
	1,455,000	1,415,000
Net deferred tax assets	$2,626,000	$2,757,000

The amount recorded as net deferred tax assets as of December 31, 2002 and 2001 represents the amount of tax benefits of existing deductible temporary differences or carry-forwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carry-forward period.  The Company believes that the net deferred tax asset of $2,626,000 at December 31, 2002 is more likely than not to be realized in the carry-forward period.  Management reviews the recoverability of deferred tax assets during each reporting period.

F20

Actual tax provision for the years presented differs from “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:

	Years ended December 31
	2002	2001	2000
Computed "expected" tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	(4.1)	3.1	5.4
Officers' life insurance	(1.4)	(0.2)	0.2
Amortization of goodwill	0.0	(2.2)	7.1
Meals and entertainment	(5.4)	(0.3)	0.0
R&D credits	13.5	1.6	0.0
Other	1.4	0.0	(0.7)
Effective tax rate	38.0%	36.0%	46.0%

(12)       Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year.  Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year.  The weighted average number of shares used to compute diluted income per share consisted of the following:

	Years ended December 31
	2002	2001	2000
Basic weighted average common shares outstanding during the year	4,342,879	4,245,033	4,374,271
Weighted average common equivalent shares due to stock options	0	0	12,170
Diluted weighted average common shares outstanding during the year	4,342,879	4,245,033	4,386,441

Potential common shares of 38,572 and 3,519 were not included in the computation of diluted weighted average common shares outstanding for years ended December 31, 2002 and 2001, respectively, because their inclusion would be anti-dilutive.

(13)       Stock Option and Employee Stock Purchase Plans

The Company maintains a stock option plan to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, consultants and advisors.  The plan provides for either nonqualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for nonqualified stock options shall be determined by the

F21

Stock Option Committee.  These options expire over five- to ten-year periods.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the option.  At December 31, 2002, there were 795,569 options outstanding under the plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At December 31, 2002, there were 55,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provides for options for the issuance of up to 425,000 shares of common stock.  These options become exercisable in full six months after the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  At December 31, 2002, there were 233,420 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan which provides that all employees of the Company who work more than twenty hours per week and more than five months in any calendar year and who are employees on or before the applicable offering period are eligible to participate.  The 1998 Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan, participants may have withheld up to 10% of their base salaries during the six month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  To date, 168,892 shares have been issued.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 2002, 2001, and 2000, respectively: no dividend yield for each year; expected volatility of 113.6%, 104.5%, and 91.6%, risk-free interest rates of 3.25%, 4.0%, and 5.1%; and expected lives of 5.7, 5.6, and 5.4 years.

F22

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price
Outstanding at December 31, 1999	652,394	$3.45
Granted	277,914	2.67
Exercised	—	0
Canceled or expired	(49,750)	3.26

Outstanding at December 31, 2000	880,558	$3.22
Granted	178,454	1.19
Exercised	—	0
Canceled or expired	(50,500)	3.29

Outstanding at December 31, 2001	1,008,512	$2.85
Granted	159,352	1.17
Exercised	(375)	0.80
Canceled or expired	(83,500)	3.77

Outstanding at December 31, 2002	1,083,989	$2.54

The weighted-average fair value of options granted during 2002, 2001, and 2000 was $0.94, $0.94, and $2.09, respectively.  There were 907,864 exercisable options as of December 31, 2002.

F23

The following is a summary of information relating to stock options outstanding and exercisable by price range as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 12/31/02	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 12/31/02	Weighted average exercise price
$0.00 - $0.99	121,125	6.1	$0.80	67,500	$0.81
$1.00 - $1.99	214,806	7.4	1.40	153,556	1.48
$2.00 - $2.99	325,914	4.9	2.49	287,164	2.50
$3.00 - $3.99	332,700	2.7	3.39	310,200	3.40
$4.00 - $4.99	76,944	5.3	4.37	76,944	4.37
$6.00 - $6.99	12,500	3.5	6.13	12,500	6.13
	1,083,989			907,864

(14)       Stockholders’ Equity

On January 13, 1999, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share on February 5, 1999 to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Share”), of the Company, at a price of $30.00 per one one-thousandth of a Preferred Share subject to adjustment and the terms of the Rights Agreement.

On December 16, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock at management’s discretion either in the open market or in privately negotiated transactions.  The repurchased stock is expected to be used for general corporate purposes, including the issuance of shares in connection with employee benefit plans.  During 2002, no shares were repurchased.  Since December 16, 1998, a total of 870,000 shares have been repurchased for $2,128,125.

(15)       Supplemental Retirement Plan

The Company has a supplemental retirement plan for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment.  The Company recorded an expense of $3,000, $109,000, and $113,000, for the years ended December 31, 2002, 2001, and 2000, respectively, in accordance with this plan, which includes both current costs and prior service costs for these individuals.  The present value of the supplemental retirement obligation has been calculated using an 8.5% discount rate.

F24

(16)       Commitments and Contingencies

(a)          Leases – The Company has non-cancelable operating leases for certain facilities that expire through 2007.  Certain of the leases contain escalation clauses which require payments of additional rent, as well as increases in related operating costs.  The Company also leases various equipment under capital leases which expire through 2004.

Included in property, plant and equipment are the following amounts held under capital lease:

	December 31
	2002	2001
Equipment	$1,556,387	$487,805
Less accumulated amortization	(231,092)	(139,488)
	$1,325,295	$348,317

Future minimum lease payments under noncancelable operating leases and the present value of future minimum lease payments under capital leases as of December 31, 2002, are as follows:

	Capital Leases	Operating Leases
Years ending December 31:
2003	206,251	2,109,707
2004	265,010	1,736,183
2005	213,962	1,462,110
2006	212,100	1,430,896
Thereafter	413,959	991,212
Total minimum lease payments	$1,311,282	$7,730,108
Less amount representing interest	170,807
Present value of future minimum lease payments	1,140,475
Less current installments of obligations under capital leases	155,574

Obligations under capital lease, excluding current installments	$984,901

Rent expense amounted to approximately $2,156,000, $2,337,000, and $2,069,000 in 2002, 2001, and 2000, respectively.  Approximately $246,000, $270,000 and $270,000 in 2002, 2001 and 2000, respectively, was paid to a limited partnership that owns the Decatur, Alabama, and Kissimmee, Florida, facilities. The Company and one of its officers have interests in this limited partnership.

In connection with a recently awarded automotive program, the Company has committed to purchase a new forming line for approximately $1.7 million in 2003, and a second similar forming line for approximately $1.7 million in 2004.  The Company expects to enter into capital leases to finance the purchase of both machines.  As of December 31, 2002, the Company has made a progress payment of approximately $500,000 on the first forming line.

F25

(b)         Legal – The Company is a defendant in various lawsuits and administrative proceedings that are being handled in the ordinary course of business.  In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(17)       Profit Sharing Plan

The Company maintains a profit-sharing plan for eligible employees.  Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals as well as discretionary amounts determined by the Board of Directors, and amounted to approximately $360,000, $399,000, and $650,000 in 2002, 2001, and 2000, respectively.

(18)       Fair Value of Financial Instruments

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

(19)       Segment Data

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Company is organized based on the nature of the products and services that it offers.  Under this structure, the Company produces products within two distinct segments; Engineered Packaging and Component Products.  Within the Engineered Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics and pulp fiber to provide customers with cushion packaging for their products.  Within the Component Products applications segment, the Company primarily uses cross-linked polyethylene foam to provide customers in the automotive, athletic, leisure and health and beauty industries with engineered product for numerous purposes.

The accounting policies of the segments are the same as those described in Note 1.  Income taxes and interest expense have been allocated based on operating results and total assets employed in each segment.

F26

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

The top three customers in the Company’s Component Products segment comprise 13%, 12%, and 12%, respectively, of that segment’s total sales for the year ended December 31, 2002. No one customer accounted for more than 10% of the Packaging segment sales for the year ended December 31, 2002.

F27

Financial statement information by reportable segment is as follows:

	2002
	Component Products	Packaging	Total
Sales	$31,011,592	$30,177,804	$61,189,396
Operating income	252,561	213,436	465,997
Total assets	17,762,229	17,620,543	35,382,772
Depreciation / amortization	1,018,931	1,666,719	2,685,650
Capital expenditures	516,099	404,221	920,320
Interest expense	(403,870)	(473,833)	(877,703)

	2001
	Component Products	Packaging	Total
Sales	$31,454,054	$30,119,951	$61,574,005
Operating loss	(2,922,950)	(817,893)	(3,740,843)
Total assets	19,177,792	18,923,727	38,101,519
Depreciation / amortization	1,311,846	1,972,697	3,284,543
Capital expenditures	1,140,504	1,278,004	2,418,508
Interest expense	(478,148)	(551,794)	(1,029,942)

	2000
	Component Products	Packaging	Total
Sales	$39,304,097	$35,187,572	$74,491,669
Operating income	987,222	2,397,821	3,385,043
Total assets	19,690,414	20,661,990	40,352,404
Depreciation / amortization	1,242,050	1,838,877	3,080,927
Capital expenditures	1,376,203	1,060,724	2,436,927
Interest expense	(547,245)	(673,452)	(1,220,697)

F28

(20)       Quarterly Financial Information (unaudited)

	Q1	Q2	Q3	Q4
Year ended 12/31/2001
Net sales	$16,966,482	$15,480,531	$13,935,119	$15,191,873
Gross profit	3,397,906	3,020,953	1,812,462	2,693,630
Net loss	(368,287)	(268,691)	(942,780)	(1,463,681)
Basic net loss per share	(0.08)	(0.06)	(0.22)	(0.35)
Diluted net loss per share	(0.08)	(0.06)	(0.22)	(0.35)

Year ended 12/31/2002
Net sales	$15,530,553	$16,648,472	$15,283,405	$13,726,966
Gross profit	2,871,844	3,491,678	3,266,425	2,475,206
Net (loss) income	(315,640)	73,546	3,820	4,479
Basic net loss per share	(0.07)	0.02	0.00	0.00
Diluted net loss per share	(0.07)	0.02	0.00	0.00

(21)       Acquisition

On January 14, 2000, the Company acquired all of the outstanding common stock of Simco Industries Inc. for approximately $5.8 million.  Simco Industries Inc. is a full service supplier of automotive trim components.  In addition, they operate a tool manufacturing facility.  The results of Simco Industries Inc. have been included in the Company’s consolidated financial statements since the acquisition on January 14, 2000.  The cost of the acquisition was allocated based on the estimated fair market value of the assets acquired and the liabilities assumed.  This allocation resulted in a goodwill valuation of approximately $2,750,000 over 20 years, which was being amortized on a straight line basis until January 1, 2002.  Amortization of goodwill ceased with the adoption of SFAS No. 142 effective January 1, 2002.

Pro forma amounts for the Simco acquisition are not included, as the effect was not material to the Company’s consolidated financial statements.

In November 2001, the Company purchased the equipment, trademarks, and patents for the E-cube product line of molded fiber loose fill packaging from E-Tech Products, Inc.  The purchase price was approximately $130,000.

In January 2002, the Company acquired selected assets from Excel Acquisition Group, a fabricator of custom foam packaging.  The purchase price was approximately $150,000.

F29

Schedule II

UFP TECHNOLOGIES, INC.

Valuation and Qualifying Accounts

Years ended December 31, 2002, 2001, and 2000

Accounts receivable, allowance for doubtful accounts:

	2002	2001	2000
Balance at beginning of year	$519,594	$412,451	$365,808
Simco Automotive acquisition	—	—	240,000
Provision charged to expense	125,659	334,712	102,203
Deductions - write-offs	(69,847)	(227,569)	(295,560)
Balance at end of year	$575,406	$519,594	$412,451

Inventory allowance for obsolescence:

	2002	2001	2000
Balance at beginning of year	$368,005	$767,347	$219,792
Simco Automotive acquisition	—	—	223,576
Provision charged to expense	135,276	396,026	382,429
Deductions write-offs	(185,802)	(795,368)	(58,450)
Balance at end of year	$317,479	$368,005	$767,347

* * * *

F30