Form 10-Q
period 2003-03-31
UFP TECHNOLOGIES INC
filed 2003-05-15
CIK 914156

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2003

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

Yes ☒;       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐;       No ☒

4,491,950 shares of registrant’s Common Stock, $.01 par value, were outstanding as of May 7, 2003.

UFP Technologies, Inc.

PART I:               FINANCIAL INFORMATION

Item 1                  Financial Statements

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	31-Mar-03	31-Dec-02
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,585	$25,823
Receivables, less allowances of $572,340 and $575,406	8,507,058	8,542,272
Inventories	4,874,945	4,692,830
Prepaid expenses and other current assets	2,631,633	1,860,691
Total current assets	16,042,221	15,121,616
Property, plant and equipment	29,343,524	29,207,604
Less accumulated depreciation and amortization	(18,634,430)	(18,001,433)
Net property, plant and equipment	10,709,094	11,206,171
Goodwill	6,481,037	6,481,037
Other assets	2,521,797	2,573,948
Total assets	$35,754,149	$35,382,772

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$5,759,086	$6,201,507
Current installments of long-term debt	921,800	812,037
Current installments of capital lease obligations	161,120	155,574
Accounts payable	3,697,142	2,596,162
Accrued restructuring charge	38,942	141,823
Accrued expenses and payroll withholdings	2,945,945	3,674,299
Total current liabilities	13,524,035	13,581,402
Long-term debt, excluding current installments	6,578,200	5,865,731
Capital lease obligations, excluding current installments	938,919	984,901
Retirement and other liabilities	900,312	900,312
Commitments & contingencies
Stockholders' equity:
Common stock $.01 value, authorized 20,000,000 shares, issued and outstanding shares 4,491,950 in 2003 and 4,365,689 in 2002	44,920	43,657
Additional paid-in capital	8,404,298	8,274,979
Retained earnings	5,363,465	5,731,790
Total stockholders' equity	13,812,683	14,050,426
Total liabilities and stockholders' equity	$35,754,149	$35,382,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	31-Mar-03	31-Mar-02
Net sales	$14,244,653	$15,530,553
Cost of sales	11,984,658	12,658,709
Gross profit	2,259,995	2,871,844
Selling, general and administrative expenses	2,685,925	3,153,603
Operating loss	(425,930)	(281,759)
Interest expense	202,847	227,381
Other income	(34,704)	—
Loss before income taxes	(594,073)	(509,140)
Income taxes	(225,748)	(193,500)
Net loss	$(368,325)	$(315,640)
Basic net loss per share	$(0.08)	$(0.07)
Diluted net loss per share	$(0.08)	$(0.07)
Weighted average number of shares used in computation of per share data:
Basic	4,428,585	4,302,330
Diluted	4,428,585	4,302,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	31-Mar-03	31-Mar-02
Cash flows from operating activities:
Net loss	$(368,325)	$(315,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	652,294	667,242
Equity in net income of unconsolidated affiliate and partnerships	(17,185)	—
Stock issued in lieu of cash compensation	108,550	81,050
Changes in operating assets and liabilities:
Receivables, net	35,214	(1,218,845)
Inventories	(182,115)	12,198
Prepaid expenses and other current assets	(770,942)	(256,845)
Accounts payable	1,100,980	194,107
Accrued restructuring charge, net of fixed asset write-offs	(102,881)	(199,426)
Accrued expenses and payroll withholdings	(728,354)	(71,539)
Retirement and other liabilities	—	240
Other assets	(2,093)	(45,816)
Net cash used in operating activities	(274,857)	(1,153,274)
Cash flows from investing activities:
Additions to property, plant and equipment	(135,921)	(363,783)
Payments from affiliated company	52,133	5,248
Acquisition of Excel	—	(150,000)
Net cash used in investing activities	(83,788)	(508,535)
Cash flows from financing activities:
Repayments of notes payable	(7,007,092)	—
Borrowings of notes payable	6,564,671	2,021,736
Principal repayments of long-term debt	(6,677,768)	(366,973)
Principal repayments of capital lease obligations	(40,436)	(26,788)
Proceeds from long-term borrowings	7,500,000	—
Net proceeds from sale of common stock	22,032	29,249
Net cash provided by financing activities	361,407	1,657,224
Net increase (decrease) in cash and cash equivalents	2,762	(4,585)
Cash and cash equivalents, at beginning of period	25,823	26,767
Cash and cash equivalents, at end of period	$28,585	$22,182

Significant non-cash transactions:
Property and equipment acquired under capital lease	$—	$263,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES

TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)               Basis of Presentation

The interim consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s 2002 Annual Report on Form 10-K as provided to the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2003, the consolidated statements of operations for the three months ended March 31, 2003 and 2002, and the consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

(2)               New Accounting Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation (SFAS 148), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amended disclosure prosure provisions are effective for fiscal years ending after December 15, 2002 and the Company has adopted the amended disclosure provisions as of December 31, 2002. The Company has not decided whether or not it will voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB 51 (FIN 46), which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”).  An entity is considered to be a VIE when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support.  Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses or residual returns if they occur.  The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply to all financial statements issued after January 31, 2003.

The Company has investments in realty limited partnerships, United Development Trust and Lakeshore Estates Associates, that were entered into in 1986 and 1982, respectively.  United Development Trust owns two of the facilities currently leased by the Company.  The Company has a 26% ownership interest in United Development Trust, with a book value of approximately $127,000 at March 31, 2003.  Lakeshore Estates Associates is a residential property partnership in which the Company has an approximately 8% ownership interest with a book value of zero.

We continue to evaluate the impact of this interpretation on our financial condition, results of operations and cash flows. The Company is currently assessing whether these two entities meet the definition of a VIE.   Based on our initial analysis, it is possible that we may consolidate or disclose information about activities of these unconsolidated entities when the consolidation requirements become effective for our third quarter ending September 2003.

(3)               Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

	03/31/03	12/31/02
Raw materials	$2,871,817	$2,855,513
Work-in-process	547,560	412,668
Finished goods	1,455,568	1,424,649
Total inventory	$4,874,945	$4,692,830

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(4)               Restructuring Reserve

On December 19, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the downturn in the packaging industry.  To that effect, the Company recorded restructuring charges of $1,016,000 in the 4th quarter of 2001.  Of this amount, $116,000 was related to workforce reductions of approximately twenty-four employees in the year ended December 31, 2002, and $861,058 was paid in 2002 and the quarter ended March 31, 2003, for the consolidation and strategic focus realignment of several facilities.  These measures were largely intended to align the Company’s capacity and infrastructure to anticipated customer demand.

The following table summarizes the activity for the fifteen months ended March 31, 2003:

		Total
12/31/2001	Balance	$1,016,000
2002	Usage	(874,177)
12/31/2002	Balance	$141,823
2003	Usage	(102,881)
3/31/2003	Balance	$38,942

The remaining balance will be used for future building lease payments.

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

At December 31, 2002, there were 795,569 options outstanding under the Company’s 1993 Employee Stock Option Plan (“1993 Plan”).  The purpose of these options is to provide long-term rewards and incentives to the Company’s key employees and officers.  During the first three months of 2003,  228,000 options were issued, zero options were exercised, and 105,000 options were canceled or expired under the 1993 Plan.  At March 31, 2003,  there were 918,569 options outstanding under the plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At March 31, 2003, there were 57,500 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 150,000 shares of common stock.  In July 2001, the Company amended the plan to provide an additional 25,000 options for the issuance of up to a total of 175,000 shares of common stock.  On June 5, 2002, the Company amended the Plan to increase the allowable amount to 425,000 shares.  These options become exercisable in full upon their issuance and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  There were zero options issued during the three-month period ended March 31, 2003.  At March 31, 2003, there were 233,420 options outstanding under the 1998 Director Plan.

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

(6)               Stock Compensation

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

The Company’s pro forma information is as follows:

	Three Months Ended March 31
	2003	2002
Net loss as reported	$(368,325)	$(315,640)
Pro forma net loss	$(553,619)	(385,778)
Basic net loss per share as reported	(0.08)	(0.07)
Pro forma basic net loss per share	(0.13)	(0.09)
Diluted net loss per share as reported	(0.08)	(0.07)
Pro forma diluted net loss per share	(0.13)	(0.09)

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

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended
	03/31/03	03/31/02
Weighted average common shares outstanding - basic	4,428,585	4,302,330
Weighted average common equivalent shares due to stock options	—	—
Weighted average common shares oustanding - diluted	4,428,585	4,302,330

Potential common shares of 38,059 and 22,619 were not included in the computation of diluted weighted average common shares outstanding for the three months ended March 31, 2003 and March 31, 2002, respectively, because their inclusion would be anti-dilutive.

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

The accounting policies of the segments are the same as those described in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segment based on net income.

Inter-segment transactions are uncommon and not material.  Therefore, they have not been separately reflected in the financial table below.  The totals of the reportable segments’ revenues and net income agree with the Company’s comparable amount contained in the interim financial statements.  Revenues from customers outside of the United States are not material.  No one cus-

tomer accounts for more than 10% of the Company’s consolidated revenues.  All of the Company’s assets are located in the United States.

	Three Months Ended 3/31/03			Three Months Ended 3/31/02
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$6,517,146	$7,727,507	$14,244,653	$7,887,249	$7,643,304	$15,530,553
Net loss	(151,924)	(216,401)	(368,325)	(21,340)	(294,300)	(315,640)

(9)               Indebtedness

On February 28, 2003 the Company obtained a new credit facility.  The facility includes a revolving credit facility of $12 million collateralized by the Company’s accounts receivable and inventory, a term loan collateralized by the Company’s property, plant and equipment of $5.0 million with a six-year amortization and a term loan collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts of $2.5 million with a 15-year amortization.  The Company’s new $12 million revolving credit facility is due February 28, 2006, and the term loan and mortgage are due February 28, 2008.  Extensions of credit under the revolving facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  For example, as of March 31, 2003, based upon borrowings outstanding of $5.8 million and collateral levels, the Company had availability of $2.2 million of additional credit under the revolving facility.  The amount of availability can fluctuate significantly.  The credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility and Prime plus 0.25% or LIBOR plus 2.5% on the term debt.  Both components allow for reduction in rates based upon the Company’s operating performance.  Under this new credit facility, the Company is subject to certain financial covenants, including certain minimum EBITDA, fixed charge coverage and tangible net worth covenants.  At March 31, 2003, the Company is in compliance with these covenants.

The Company also has capital lease obligations of approximately $1.1 million at March 31, 2003.  At March 31, 2003, the current portion of all debt including the revolving bank loan was approximately $6.8 million.

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

Sales:

Net sales for the three-month period ended March 31, 2003 were $14.2 million or 8.3% below net sales of $15.5 million in the same period last year.  The decline in sales was primarily due to lower sales of $1.4 million in the packaging segment attributable to a weak US economy.  Specialty Component sales increased slightly to $7.7 million from $7.6 million.

Gross Profit:

Gross profit as a percentage of sales (gross margin) decreased to 15.9% for the three-month period ended March 31, 2003 from 18.5% in the same period last year.  The decline in gross margin was primarily attributable to the impact of fixed cost-of-sales on a lower sales base as well as start-up costs on the launch of two new automotive programs in Michigan.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $2.7 million, or 18.9% of net sales for the three-month period ended March 31, 2003 compared to $3.2 million or 20.3% of net sales in the same period last year.  The lower SG&A reflects continued cost cutting and containment efforts of salaries, benefits of $0.3 million, and other operating expenses of $0.2 million.

Other Expenses:

Interest expense for the three-month period ended March 31, 2003 decreased to $203,000 from $227,000 in the same period last year. Interest expense reductions are primarily due to lower interest rates.

The Company recorded a tax benefit of 38% for both the three-month periods ended March 31, 2003 and 2002.  The Company will continue to assess the realizability of deferred tax assets created by booking tax benefits on operating losses and, where appropriate, record reserves against these assets.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At March 31, 2003 and December 31, 2002, the Company’s working capital was approximately $2.5 million and $1.5 million, respectively.  The increase in working capital is primarily due to an increase in prepaid expenses, primarily prepaid insurance, and a decrease in notes payable created by the Company’s February 28, 2003 refinancing.

Net cash used in operations for the three-month period ended March 31, 2003 was approximately $275,000 compared to net cash used in operations for the three-month period ended March 31, 2002 of approximately $1,153,000.  The net use of cash in the three-month period ended March 31, 2003, is primarily a result of increases in inventory, pre-paid expenses, and decreases in accrued liabilities, partially offset by an increase in accounts payable.  The net use of cash for the period ended March 31, 2002, was primarily due to an increase in accounts receivable.  Cash used in investing activities during the three-month period ended March 31, 2003 was approximately $84,000, which was the result of additions to property, plant and equipment of approximately $136,000, partially offset by the collections of approximately $52,000 from an affiliated company.  The capital expenditures were primarily related to the additions of manufacturing equipment.  Net cash provided by financing activities for the three-month period ended March 31, 2003 was approximately $361,000, compared to approximately $1,657,000 in 2002.  The reduction in borrowings resulted from the decrease in cash used in operating and investing activities.

In January 2002, the Company acquired for $150,000 selected assets from Excel Acquisition Group, a fabricator of custom foam packaging.

The Company intends to continue to invest in capital equipment to support its operations.  In conjunction with recently awarded programs, the Company is committed to acquire certain equipment for a total of approximately $3.4 million, over the next eighteen months.  The Company expects to finance the purchase through equipment leases, but cannot guarantee that it will be able to obtain such financing on favorable terms, if at all.  The Company is also engaged in discussions with certain parties regarding potential strategic acquisitions, but presently does not have any material agreements to enter any such transactions.

On February 28, 2003 the Company obtained a new credit facility.  The facility includes a revolving credit facility of $12 million collateralized by the Company’s accounts receivable and inventory, a term loan collateralized by the Company’s property, plant and equipment of $5.0 million with a six-year amortization and a term loan collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts of $2.5 million with a 15-year amortization.  The Company’s new $12 million revolving credit facility is due February 28, 2006, and the term loan and mortgage are due February 28, 2008.  Extensions of credit under the revolving facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  For example, as of March 31, 2003, based upon borrowings outstanding of $5.8 million and collateral levels, the Company had availability of $2.2 million of additional credit under the revolving facility.  The amount of availability can fluctuate significantly.  The credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility and Prime plus 0.25% or LIBOR plus 2.5% on the term debt.  Both components allow for reduction in rates based upon the Company’s operating performance.  Under this new credit facility, the Company is subject to certain financial covenants, including certain minimum EBITDA, fixed charge coverage and tangible net worth covenants.  At March 31, 2003, the Company is in compliance with these covenants.

The Company also has capital lease obligations of approximately $1.1 million at March 31, 2003.  At March 31, 2003, the current portion of all debt including the revolving bank loan was approximately $6.8 million.

The Company believes that its existing resources, including its revolving line of credit facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financing will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurances that the Company will be able to obtain such financing, or that either will be available at favorable terms, if at all.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at March 31, 2003, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loan	Mortgage	Total
2003	$1,592,964	$115,108	$561,778	$108,622	$2,378,472
2004	1,736,183	235,996	842,666	162,934	2,977,779
2005	1,462,110	177,016	842,666	162,934	2,644,726
2006	1,430,896	186,340	842,666	162,934	2,622,836
2007 & thereafter	991,212	385,579	1,966,224	1,846,576	5,189,591
	$7,213,365	$1,100,039	$5,056,000	$2,444,000	$15,813,404

The Company requires adequate funds to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.

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

Item 3  Quantitative and Qualitative Disclosure about Market Risk

The following discussion of the Company’s market risk includes “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At March 31, 2003, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has two debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

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

None

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5  Other Information

None

Item 6   Exhibits and Reports on Forms 8-K

(a)                      (99.1)  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.2)  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                     Reports on Form 8-K:

The Company did not file a Current Report on Form 8-K during the quarter ended March 31, 2003.

UFP TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC. (Registrant)

/s/ May 15, 2003	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly
President, Chief Executive
Officer and Director

/s/ May 15, 2003	/s/ Ronald J. Lataille
Date	Ronald J. Lataille
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

Date:	May 15, 2003

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

Date:	May 15, 2003

/s/ Ronald J. Lataille
Ronald J. Lataille,

Chief Financial Officer