Form 10-Q
period 2003-06-30
UFP TECHNOLOGIES INC
filed 2003-08-14
CIK 914156

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 2003

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

Yes ☐;     No ☒

4,519,666 shares of registrant’s Common Stock, $.01 par value, were outstanding as of August 6, 2003.

UFP Technologies, Inc.

PART I:  FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Jun-03	31-Dec-02
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$38,896	$25,823
Receivables, less allowances of $552,220 and $575,406	8,833,994	8,542,272
Inventories	5,164,733	4,692,830
Prepaid expenses and other current assets	2,453,508	1,860,691
Total current assets	16,491,131	15,121,616

Property, plant and equipment	30,365,146	29,207,604
Less accumulated depreciation and amortization	(19,269,953)	(18,001,433)
Net property, plant and equipment	11,095,193	11,206,171

Goodwill	6,481,037	6,481,037
Other assets	2,388,540	2,573,948

Total assets	$36,455,901	$35,382,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$6,265,320	$6,201,507
Current installments of long-term debt	1,008,000	812,037
Current installments of capital lease obligations	292,309	155,574
Accounts payable	3,698,847	2,596,162
Accrued restructuring charge	0	141,823
Accrued expenses and payroll withholdings	2,872,496	3,674,299
Total current liabilities	14,136,972	13,581,402
Long-term debt, excluding current installments	6,324,000	5,865,731
Capital lease obligations, excluding current installments	1,377,510	984,901
Retirement and other liabilities	900,312	900,312
Commitments & contingencies
Stockholders’ equity:
Common stock $.01 value, authorized 20,000,000 shares, issued and outstanding shares 4,491,950 in 2003 and 4,365,689 in 2002	44,920	43,657
Additional paid-in capital	8,404,298	8,274,979
Retained earnings	5,267,889	5,731,790
Total stockholders’ equity	13,717,107	14,050,426
Total liabilities and stockholders’ equity	$36,455,901	$35,382,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	30-Jun-03	30-Jun-02	30-Jun-03	30-Jun-02
Net sales	$15,352,933	$16,648,472	$29,597,586	$32,179,025
Cost of sales	12,613,903	13,156,794	24,598,561	25,815,503
Gross profit	2,739,030	3,491,678	4,999,025	6,363,522
Selling, general and administrative expenses	2,640,400	3,135,750	5,326,325	6,289,353
Operating income (loss)	98,630	355,928	(327,300)	74,169
Interest expense	208,437	249,836	411,284	477,217
Other (income)	(999)	(12,531)	(35,703)	(12,531)
Income (loss) before income taxes	(108,808)	118,623	(702,881)	(390,517)
Income taxes	(13,231)	45,077	(238,979)	(148,423)
Net income (loss)	$(95,577)	$73,546	$(463,902)	$(242,094)
Basic net income (loss) per share	$(0.02)	$0.02	$(0.10)	$(0.06)
Diluted net income (loss) per share	$(0.02)	$0.02	$(0.10)	$(0.06)
Weighted average number of shares used in computation of per share data:
Basic	4,491,950	4,346,384	4,474,969	4,324,357
Diluted	4,491,950	4,400,839	4,474,969	4,324,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	30-Jun-03	30-Jun-02
Cash flows from operating activities:
Net loss	$(463,902)	$(242,094)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,307,610	1,373,754
Equity in net income of unconsolidated affiliate and partnerships	(17,185)	0
Stock issued in lieu of cash compensation	108,550	81,050
Changes in operating assets and liabilities:
Receivables, net	(291,722)	(1,330,115)
Inventories	(471,903)	104,700
Prepaid expenses and other current assets	(592,817)	592,082
Accounts payable	1,102,685	278,605
Accrued restructuring charge, net of fixed asset write-offs	(141,823)	(358,025)
Accrued expenses and payroll withholdings	(801,803)	(231,339)
Retirement and other liabilities		(1,744)
Other assets	(12,864)	(46,030)
Net cash (used in) provided by operating activities	(275,174)	220,844
Cash flows from investing activities:
Additions to property, plant and equipment	(544,062)	(430,659)
Payments from affiliated company	52,133	38,749
Acquisition of Excel	—	(150,000)
Proceeds from surrendering life insurance	124,236	—
Net cash used in investing activities	(367,693)	(541,910)
Cash flows from financing activities:
Repayments of notes payable	(7,007,092)	—
Borrowings of notes payable	7,070,905	1,261,654
Principal repayments of long-term debt	(6,845,768)	(733,639)
Principal repayments of capital lease obligations	(84,136)	(55,994)
Proceeds from long-term borrowings	7,500,000	—
Net proceeds from sale of common stock	22,031	29,249
Net cash provided by financing activities	655,940	501,270
Net increase (decrease) in cash and cash equivalents	13,073	180,204
Cash and cash equivalents, at beginning of period	25,823	26,767
Cash and cash equivalents, at end of period	$38,896	$206,971

Significant non-cash transactions:
Property and equipment acquired under capital lease	$613,480	$535,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES
TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)                      Basis of Presentation

The interim consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of June 30, 2003, the consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2002, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation (SFAS 148), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amended disclosure provisions are effective for fiscal years ending after December 15, 2002, and the Company has adopted the amended disclosure provisions as of December 31, 2002. The Company has not decided whether or not it will voluntarily change to the fair value based method of accounting for stock-based employee compensation at this time.

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

The Company has investments in realty limited partnerships, United Development Trust and Lakeshore Estates Associates, that were entered into in 1986 and 1982, respectively.  United Development Trust owns two of the facilities currently leased by the Company.  The Company has a 26% ownership interest in United Development Trust, with a book value of approximately $127,000 at June 30, 2003.  Lakeshore Estates Associates is a residential property partnership in which the Company has an approximately 8% ownership interest with a book value of zero.

The Company continues to evaluate the impact of this interpretation on our financial condition, results of operations and cash flows. The Company is currently assessing whether these two entities meet the definition of a VIE.   Based on our initial analysis, it is possible that we may need to consolidate or disclose additional information about the activities of these unconsolidated entities when the consolidation requirements become effective for our third quarter ending September 30, 2003.

(3)                      Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	06/30/03	12/31/02
Raw materials	$2,835,552	$2,855,513
Work-in-process	635,291	412,668
Finished goods	1,693,890	1,424,649
Total inventory	$5,164,733	$4,692,830

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(4)                      Restructuring Reserve

On December 19, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the downturn in the packaging industry.  To that effect, the Company recorded restructuring charges of $1,016,000 in the 4th quarter of 2001.  Of this amount, $116,000 was related to workforce reductions of approximately twenty-four employees in the year ended December 31, 2002.  From January 1, 2002 through the period ended June 30, 2003, the Company has paid the entire $1,016,000 for the consolidation and strategic focus realignment of several facilities.  These measures were largely intended to align the Company’s capacity and infrastructure to anticipated customer demand.

(5)                      Common Stock

The Company  maintains a stock option plan to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, consultants, and advisors.  The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Stock Option Committee.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options.

At December 31, 2002, there were 795,569 options outstanding under the Company’s 1993 Employee Stock Option Plan (“1993 Plan”).  The purpose of these options is to provide long-term rewards and incentives to the Company’s key employees and officers.  During the first six months of 2003,  238,000 options were issued, no options were exercised, and 112,500 options were canceled or expired under the 1993 Plan.  At June 30, 2003,  there were 921,069 options outstanding under the Plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At June 30, 2003, there were 57,500 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 150,000 shares of common stock.  In July 2001, the Company amended the plan to provide an additional 25,000 options for the issuance of up to a total of 175,000 shares of common stock.  On June 5, 2002, the Company amended the Plan to increase the allowable amount to 425,000 shares.  These options become exercisable in full upon their issuance and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  There were 88,125 options issued during the six-month period ended June 30, 2003.  At June 30, 2003, there were 321,545 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan, which provides that all employees of the Company – who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period – are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld during the six-month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period.  The Stock Purchase Plan originally provided for the issuance of up to 150,000 shares of common stock.  On June 5, 2002, the Company amended the Plan to increase this quantity to 400,000 shares.

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.

Two types of awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include, without limitation, unrestricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 500,000 shares.

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

The Company’s pro forma information is as follows:

	Three and Six Months Ended June 30
	2003		2002
	3 Months	6 Months	3 Months	6 Months
Net income (loss) as reported	(95,577)	(463,902)	73,546	(242,094)
Pro forma net loss	(210,230)	(763,849)	(30,256)	(416,034)
Basic net income (loss) per share as reported	(.02)	(.10)	.02	(.06)
Pro forma basic net loss per share	(.05)	(.17)	(.01)	(.10)
Diluted net income (loss) per share as reported	(.02)	(.10)	.02	(.06)
Pro forma diluted net loss per share	(.05)	(.17)	(.01)	(.10)

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

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended		Six Months Ended
	06/30/03	06/30/02	6/30/2003	6/30/2002
Weighted average common shares outstanding - basic	4,491,950	4,346,384	4,474,969	4,324,357
Weighted average common equivalent shares due to stock options	—	54,455	—	—
Weighted average common shares oustanding - diluted	4,491,950	4,400,839	4,474,969	4,324,357

Potential common shares of 36,623 were not included in the computation of diluted weighted average common shares outstanding for the three months ended June 30, 2003, because their inclusion would be anti-dilutive.  Potential common shares of 38,142 and 38,674 were not included in the six months ended June 30, 2003 and June 30, 2002, respectively, because their inclusion would be anti-dilutive.

(8)                      Segment Reporting

The Company is organized based on the nature of the products and services that it offers.  Under this structure, the Company produces products within two distinct segments: Engineered Packaging and Component Products.  Within the Engineered Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics, and pulp fiber to provide customers with cushion packaging for their products.  Within the Component Products applications segment, the Company primarily uses cross-linked polyethylene foam to provide customers in the automotive, athletic, leisure and health and beauty industries with engineered product for numerous purposes.

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

	Three Months Ended 6/30/03			Three Months Ended 6/30/02
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$7,138,659	$8,214,273	$15,352,932	$7,943,904	$8,704,568	$16,648,472
Net loss	(14,604)	(80,973)	(95,577)	(77,476)	151,022	73,546

	Six Months Ended 6/03/03			Six Months Ended 6/30/02
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$13,655,805	$15,941,780	$29,597,585	$15,831,153	$16,347,872	$32,179,025
Net loss	(166,528)	(297,374)	(463,902)	(98,816)	(143,278)	(242,094)

(9)                      Indebtedness

On February 28, 2003, the Company obtained a new credit facility. The facility includes a revolving credit facility of $12 million collateralized by the Company’s accounts receivable and inventory, a term loan collateralized by the Company’s property, plant and equipment of $5 million with a six-year amortization and a term loan collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts, of $2.5 million with a 15-year amortization.  The Company’s new $12 million revolving credit facility is due February 28, 2006, and the term loan and mortgage are due February 28, 2008.  Extensions of credit under the revolving facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  For example, as of June 30, 2003, based upon borrowings outstanding of $6.3 million and collateral levels, the Company had availability of $3.1 million of additional credit under the revolving facility.  The amount of availability can fluctuate significantly.  The credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility and Prime plus 0.25% or LIBOR plus 2.5% on the term debt.  Both components allow for reduction in rates based upon the Company’s operating performance.  Under this new credit facility, the Company is subject to certain financial covenants, including certain minimum EBITDA, fixed charge coverage and tangible net worth covenants.  At June 30, 2003, the Company is in compliance with these covenants.

The Company also has capital lease obligations of approximately $1.7 million at June 30, 2003.  At June 30, 2003, the current portion of all debt including the revolving bank loan was approximately $7.6 million.

ITEM 2        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Act and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend”, “estimate” and other expressions, which are predictions of or indicate future events and trends and which do not relate to historical matters, identify forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

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

Sales:

Net sales for the three-month period ended June 30, 2003, were $15.4 million or 7.8% below sales of $16.6 million in the same period last year.  Sales of $29.6 million for the six-month period ended June 30, 2003 were 8% below sales of $32.2 million in the same period last year.  The decline in sales during both the three- and six-month periods ended June 30, 2003, compared to 2002, was primarily due to the phase-out of a large automotive program in the Southeast (Component Products segment) as well as softness in overall Engineered Packaging segment sales due to a weak economy.

Gross Profit:

Gross profit as a percentage of sales (gross margin) decreased to 17.8%, for the three-month period ended June 30, 2003, from 21% in the same period last year.  Gross margin for the six-month period ended June 30, 2003 was 16.9%, compared to 19.8% in the same period of 2002.  The decline in gross margin for both periods is primarily attributable to fixed overhead costs measured against declining sales, as well as start-up costs associated with new automotive programs and costs to consolidate the Company’s molded fiber tooling operations from its Maine design center into its Iowa manufacturing plant.  The Company expects to continue to incur start-up costs associated with a new large automotive program until its scheduled launch in late 2004.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $2.6 million or 17.2% of net sales for the three-month period ended June 30, 2003, compared to $3.1 million or 18.8% of net sales in the same period last year.  SG&A for the six-month periods ended June 30, 2003 and 2002, were $5.3 million, or 18% of net sales, and $6.3 million, or 19.5% of net sales, respectively.  The lower SG&A reflects decreased payroll and other related expenses resulting from cost cutting and plant consolidation activities.

Other Expenses:

Interest expense for the three -month period ended June 30, 2003 decreased to approximately $208,000 from $250,000 in the same period last year.  Interest expense for the six-month period ended June 30, 2003, decreased to approximately $411,000 from $477,000 in the same period last year.  Interest expense reductions are primarily due to lower interest rates.

The Company recorded a tax benefit of 34% for the six-month period ended June 30, 2003, and 38% for the same period of 2002.  The Company reduced the amount of benefit recorded against year-to-date losses from 38% to 34% to eliminate the impact of any potential state net operating losses that may be generated.  The Company will continue to assess the realizability of deferred tax assets created by booking tax benefits on operating losses and, where appropriate, record reserves against these assets.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At June 30, 2003 and December 31, 2002, the Company’s working capital was approximately $2.4 million and $1.5 million, respectively.  The increase in working capital is primarily due to increases in accounts receivable, inventories and prepaid expenses and other current assets partially offset by an increase in accounts payable.

Net cash used in operations for the six-month period ended June 30, 2003, was approximately $275,000, compared to net cash generated from operations for the six-month period ended June 30, 2002 of approximately $221,000.  The decline in cash generated from 2002 to 2003 is primarily attributable a large income tax refund collected in the second quarter of 2002.  Cash used in investing activities during the six-month period ended June 30, 2003 was approximately $368,000, which was the result of additions to property, plant and equipment of approximately $544,000, partially offset by cash received from surrendering life insurance policies of approximately $124,000.  The capital expenditures were primarily related to the additions of manufacturing equipment.  Net cash provided by financing activities for the six-month period ended June 30, 2003, was $656,000, which was primarily used for the additions to property, plant and equipment.

In January 2002, the Company acquired for $150,000 selected assets from Excel Acquisition Group, a fabricator of custom foam packaging.

The Company intends to continue to invest in capital equipment to support its operations.  In conjunction with recently awarded programs, the Company is committed to acquire certain equipment for a total of approximately $3.4 million over the next eighteen months.  As of June 30, 2003, the Company has incurred approximately $1 million of this commitment.  The Company expects to finance the purchase through equipment leases, but cannot guarantee that it will be able to obtain such financing on favorable terms, if at all.  The Company is also engaged in discussions with certain parties regarding potential strategic acquisitions, but presently does not have any material agreements to enter any such transactions.

On February 28, 2003, the Company obtained a new credit facility.  The facility includes a revolving credit facility of $12 million collateralized by the Company’s accounts receivable and inventory, a term loan collateralized by the Company’s property, plant and equipment of $5 million with a six-year amortization and a term loan collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts, of $2.5 million with a 15-year amortization.  The Company’s new $12 million revolving credit facility is due February 28, 2006, and the term loan and mortgage are due February 28, 2008.  Extensions of credit under the revolving facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  For example, as of June 30, 2003, based upon borrowings outstanding of $6.3 million and collateral levels, the Company had availability of $3.1 million of additional credit under the revolving facility.  The amount of availability can fluctuate significantly.  The credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility and Prime plus 0.25% or LIBOR plus 2.5% on the term debt.  Both components allow for reduction in rates based upon the Company’s operating performance.  Under this new credit facility, the Company is subject to certain financial covenants, including certain minimum EBITDA, fixed charge coverage and tangible net worth covenants.  At June 30, 2003, the Company is in compliance with these covenants.

The Company also has capital lease obligations of approximately $1.7 million at June 30, 2003.  At June 30, 2003, the current portion of all debt including the revolving bank loan was approximately $7.6 million.

The Company believes that its existing resources, including its revolving line of credit facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financing, will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurances that the Company will be able to obtain such financing, or that either will be available at favorable terms, if at all.

Contractual Obligations

The Company has the following contractual obligations:

Payments due in:	Operating Leases	Capital Leases	Term Loan	Mortgage	Total
2003	$1,001,892	$141,953	$420,000	$84,000	$1,647,845
2004	1,833,121	294,728	840,000	168,000	3,135,849
2005	1,591,360	233,485	840,000	168,000	2,832,845
2006	1,560,360	247,823	840,000	168,000	2,816,183
2007 & thereafter	1,575,775	751,830	1,976,000	1,828,000	6,131,605
	$7,562,508	$1,669,819	$4,916,000	$2,416,000	$16,564,327

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility. The Company cannot guarantee that its operations will generate cash in future periods

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion of the Company’s market risk includes “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At June 30, 2003, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has two debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

ITEM 4  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-14), which have been designed to ensure that material information related to the Company is timely disclosed.  Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

Since the last evaluation of the Company’s internal controls and procedures for financial reporting, the Company has made no significant changes in those internal controls and procedures or in other factors that could significantly affect the Company’s internal controls and procedures for financial reporting

PART II - OTHER INFORMATION

UFP TECHNOLOGIES, INC.

Item 1   Legal Proceedings

No material litigation

Item 2   Changes in Securities

None

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 4, 2003, at which the stockholders voted on whether to (i) elect two directors to the Company’s board of directors for terms of office expiring at the 2006 Annual Meeting of Stockholders; and (ii) approve the Company’s 2003 Equity Incentive Plan.  The Company’s stockholders voted on these matters as follows:

(i)    to adopt the proposal to elect the following directors:

R. Jeffrey Bailly with 3,933,946 shares voting for and 14,200 shares withheld;

William C. Curry with 3,933,946 shares voting for and 14,200 shares withheld;

David B. Gould with 3,933,946 shares voting for and 14,200 shares withheld;

in each case, there were no shares abstaining and no broker nonvoting shares cast; and

(ii)                         to adopt the proposal to approve the Company’s 2003 Equity Incentive Plan with 2,532,732 shares voting for, 334,275 shares voting against, 1,600 shares abstaining, and no broker nonvotes.

Item 5  Other Information

None

Item 6   Exhibits and Reports on Forms 8-K

(a)                                        Exhibit 31     Rule 13a-14d/15d-14(a) Certifications

Exhibit 32     Section 1350 Certifications

(10:31)                   Facility Lease between Simco Automotive Trim, Inc. and InSite Atlanta, LLC.

(b)                                       Reports on Form 8-K:

The Company furnished a Current Report on Form 8-K on May 8, 2003 relating to a press release of the Company’s quarterly results for the period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.
(Registrant)

/s/ August 14, 2003	/s/R. Jeffrey Bailly
Date	R. Jeffrey Bailly
President, Chief Executive Officer and Director

/s/ August 14, 2003	/s/Ronald J. Lataille
Date	Ronald J. Lataille
Vice President, Chief Financial Officer & Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10:31	Facility Lease between Simco Automotive Trim, Inc. and InSite Atlanta, LLC.
31	Rule 13a-14a/15d-14(a) Certifications
32	Section 1350 Certifications