Form 10-Q
period 2003-09-30
UFP TECHNOLOGIES INC
filed 2003-11-14
CIK 914156

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2003

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

Yes ☐;       No ☒

4,519,666 shares of registrant’s Common Stock, $.01 par value, were outstanding as of October 31, 2003.

UFP Technologies, Inc.

PART I:FINANCIAL INFORMATION

ITEM 1                                FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Sep-03	31-Dec-02
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,537	$25,823
Receivables, less allowances of $530,521 and $575,406	9,816,030	8,542,272
Inventories	4,907,636	4,692,830
Prepaid expenses and other current assets	2,287,994	1,860,691
Total current assets	17,034,197	15,121,616
Property, plant and equipment	31,142,567	29,207,604
Less accumulated depreciation and amortization	(19,913,987)	(18,001,433)
Net property, plant and equipment	11,228,580	11,206,171
Goodwill	6,481,037	6,481,037
Other assets	2,369,843	2,573,948
Total assets	$37,113,657	$35,382,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$6,958,289	$6,201,507
Current installments of long-term debt	1,008,000	812,037
Current installments of capital lease obligations	343,683	155,574
Accounts payable	3,162,550	2,596,162
Accrued restructuring charge	0	141,823
Accrued expenses and payroll withholdings	3,235,782	3,674,299
Total current liabilities	14,708,304	13,581,402
Long-term debt, excluding current installments	6,072,000	5,865,731
Capital lease obligations, excluding current installments	1,663,715	984,901
Retirement and other liabilities	885,312	900,312

Stockholders’ equity:
Common stock $.01 value, authorized 20,000,000 shares, issued and outstanding shares 4,519,666 in 2003 and 4,365,689 in 2002	45,197	43,657
Additional paid-in capital	8,429,936	8,274,979
Retained earnings	5,309,193	5,731,790
Total stockholders’ equity	13,784,326	14,050,426
Total liabilities and stockholders’ equity	$37,113,657	$35,382,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep-03	30-Sep-02	30-Sep-03	30-Sep-02
Net sales	$16,056,162	$15,283,405	$45,653,748	$47,462,430
Cost of sales	12,903,627	12,016,980	37,502,188	37,832,483
Gross profit	3,152,535	3,266,425	8,151,560	9,629,947
Selling, general and administrative expenses	2,906,147	3,061,786	8,232,472	9,351,139
Operating income (loss)	246,388	204,639	(80,912)	278,808
Interest expense	183,826	198,468	595,110	675,685
Other (income)	0	0	(35,703)	(12,531)
Income (loss) before income taxes	62,562	6,171	(640,319)	(384,346)
Income taxes	21,258	2,351	(217,721)	(146,072)
Net income (loss)	$41,304	$3,820	$(422,598)	$(238,274)
Basic net income (loss) per share	$0.01	$—	$(0.09)	$(0.05)
Diluted net income (loss) per share	$0.01	$—	$(0.09)	$(0.05)
Weighted average number of shares used in computation of per share data:
Basic	4,516,586	4,359,635	4,479,040	4,335,616
Diluted	4,600,857	4,402,668	4,479,040	4,335,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	30-Sep-03	30-Sep-02
Cash flows from operating activities:
Net loss	$(422,598)	$(238,274)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Depreciation and amortization	1,970,111	1,989,966
Equity in net income of unconsolidated affiliate and partnerships	(17,185)	0
Stock issued in lieu of cash compensation	108,550	81,050
Changes in operating assets and liabilities:
Receivables, net	(1,273,758)	85,454
Inventories	(214,806)	340,783
Prepaid expenses and other current assets	(427,303)	601,962
Accounts payable	566,388	(450,656)
Accrued restructuring charge, net of fixed asset write-offs	(141,823)	(500,056)
Accrued expenses and payroll withholdings	(438,517)	(24,292)
Retirement and other liabilities	(15,000)	4,887
Other assets	(12,679)	(50,883)
Net cash (used in) provided by operating activities	(318,620)	1,839,941
Cash flows from investing activities:
Additions to property, plant and equipment	(901,242)	(553,448)
Payments from affiliated company	52,178	44,257
Acquisition of Excel	0	(150,000)
Proceeds from surrendering life insurance	124,236	2,054
Net cash used in investing activities	(724,828)	(657,137)
Cash flows from financing activities:
Repayments of notes payable	(7,007,092)	(12,860)
Borrowings of notes payable	7,763,874	0
Principal repayments of long-term debt	(7,097,768)	(1,100,305)
Principal repayments of capital lease obligations	(166,798)	(94,988)
Proceeds from long-term borrowings	7,500,000	0
Net proceeds from sale of common stock	47,946	48,559
Net cash provided by (used in) financing activities	1,040,162	(1,159,594)
Net (decrease) increase in cash and cash equivalents	(3,286)	23,210
Cash and cash equivalents, at beginning of period	25,823	26,767
Cash and cash equivalents, at end of period	$22,537	$49,977

Significant non-cash transactions:
Property and equipment acquired under capital lease	$1,033,721	$535,064
Write-off of equipment against accrued restructuring charge	$0	$209,764

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

The condensed consolidated balance sheet as of September 30, 2003, the consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

(2)                      New Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FAS 133.  FAS 149 is effective for contracts entered into or modified after June 30, 2003, except for the provisions that were cleared by the FASB in prior pronouncements.  The Company does not expect the provision of this statement to have significant impact on the statement of financial position.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“FAS 150”).  This statement establishes standards for how an issuer clarifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities.  This statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003.  The Company does not expect the provision of this statement to have a significant impact on the statement of financial position.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB 51 (“FIN 46”), which requires the consolidation of certain entities considered to be variable interest entities (“VIEs”).  An entity is considered to be a VIE when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support.  Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE’s expected losses or residual returns if they occur.  The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain disclosure requirements apply to all financial statements issued after January 31, 2003.  On October 9, 2003, the FASB deferred the implementation of FIN 46 until December 31, 2003.

The Company has investments in realty limited partnerships, United Development Trust and Lakeshore Estates Associates, that were entered into in 1986 and 1982, respectively.  United Development Trust owns two of the facilities currently leased by the Company.  The Company has a 26% ownership interest in United Development Trust, with a book value of approximately $127,472 at September 30, 2003.  Lakeshore Estates Associates is a residential property partnership in which the Company has an approximately 8% ownership interest with a book value of zero.

The Company continues to evaluate the impact of this interpretation on its financial condition, results of operations and cash flows. The Company is currently assessing whether these two entities meet the definition of a VIE.   Based on the initial analysis, it is possible that the Company may need to consolidate or disclose additional information about the activities of these unconsolidated entities when the consolidation requirements become effective for its fourth quarter ending December 31, 2003.

(3)                      Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	09/30/03	12/31/02
Raw materials	$2,816,346	$2,855,513
Work-in-process	573,997	412,668
Finished goods	1,517,293	1,424,649
Total inventory	$4,907,636	$4,692,830

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(4)                      Restructuring Reserve

On December 19, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the downturn in the packaging industry.  To that effect, the Company recorded restructuring charges of $1,016,000 in the 4th quarter of 2001.  Of this amount, $116,000 was related to workforce reductions of approximately twenty-four employees in the year ended December 31, 2002.  From January 1, 2002 through the period ended September 30, 2003, the Company has paid the entire $1,016,000 for the consolidation and strategic focus realignment of several facilities.  These measures were largely intended to align the Company’s capacity and infrastructure to anticipated customer demand.

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

At December 31, 2002, there were 795,569 options outstanding under the Company’s 1993 Employee Stock Option Plan (“1993 Plan”).  The purpose of these options is to provide long-term rewards and incentives to the Company’s key employees and officers.  During the first nine months of 2003,  238,000 options were issued, no options were exercised, and 112,500 options were canceled or expired under the 1993 Plan.  At September 30, 2003,  there were 921,069 options outstanding under the Plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At September 30, 2003, there were 57,500 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 150,000 shares of common stock.  In July 2001, the Company amended the plan to provide an additional 25,000 options for the issuance of up to a total of 175,000 shares of common stock.  On June 5, 2002, the Company amended the Plan to increase the allowable amount to 425,000 shares.  These options become exercisable in full upon their issuance and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  There were 118,125 options issued during the nine-month period ended September 30, 2003.  At September 30, 2003, there were 351,545 options outstanding under the 1998 Director Plan.

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

The Company’s pro forma information is as follows:

	Three and Nine Months Ended September 30
	2003		2002
	3 Months	9 Months	3 Months	9 Months
Net income (loss) as reported	41,304	(422,598)	3,820	(238,274)
Pro forma net loss	(12,189)	(776,038)	(47,405)	(463,439)
Basic net income (loss) per share as reported	0.01	(0.09)	—	(0.05)
Pro forma basic net loss per share	—	(0.17)	(0.01)	(0.11)
Diluted net income (loss) per share as reported	0.01	(0.09)	—	(0.05)
Pro forma diluted net loss per share	—	(0.17)	(0.01)	(0.11)

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

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended		Nine Months Ended
	09/30/03	09/30/02	9/30/03	9/30/02
Weighted average common shares outstanding - basic	4,516,586	4,359,635	4,479,040	4,335,616
Weighted average common equivalent shares due to stock options	84,271	43,033	—	—
Weighted average common shares oustanding - diluted	4,600,857	4,402,668	4,479,040	4,335,616

Potential common shares of 50,329 and 39,709 were not included in the nine months ended September 30, 2003 and 2002, respectively, because their inclusion would be anti-dilutive.

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

	Three Months Ended 9/30/03			Three Months Ended 9/30/02
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$7,992,362	$8,063,800	$16,056,162	$7,827,881	$7,455,524	$15,283,405
Net income (loss)	36,950	4,354	41,304	21,141	(17,321)	3,820

	Nine Months Ended 9/30/03			Nine Months Ended 9/30/02
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$21,648,168	$24,005,580	$45,653,748	$24,032,468	$22,349,664	$46,382,132
Net income (loss)	(129,578)	(293,020)	(422,598)	(1,001,859)	(577,899)	(1,579,758)

(9)                      Indebtedness

On February 28, 2003, the Company obtained a new credit facility. The facility includes a revolving credit facility of $12 million collateralized by the Company’s accounts receivable and inventory, a term loan collateralized by the Company’s property, plant and equipment of $5 million with a six-year amortization and a term loan collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts, of $2.5 million with a 15-year amortization.  The Company’s new $12 million revolving credit facility is due February 28, 2006, and the term loan and mortgage are due February 28, 2008.  Extensions of credit under the revolving facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  For example, as of September 30, 2003, based upon borrowings outstanding of approximately $7 million and collateral levels, the Company had availability of approximately $3 million of additional credit under the revolving facility.  The amount of availability can fluctuate significantly.  The credit facility calls for interest of LIBOR plus 2.25% or Prime on the revolving credit facility and Prime plus 0.25% or LIBOR plus 2.5% on the term debt.  Both components allow for reduction in rates based upon the Company’s operating performance.  Under this new credit facility, the Company is subject to certain financial covenants, including certain minimum EBITDA, fixed charge coverage and tangible net worth covenants.  At September 30, 2003, the Company is in compliance with these covenants.

The Company also has capital lease obligations of approximately $2 million at September 30, 2003.  At September 30, 2003, the current portion of all debt including the revolving bank loan and capital lease obligations was approximately $8.3 million.

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

Examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company’s packaging customers, (ii) actions by the Company’s competitors and the ability of the Company to respond to such actions, (iii) the ability of the Company to obtain new customers and (iv) the ability of the Company to execute and integrate favorable acquisitions.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of changes in general economic conditions, interest rates, and the assumptions used in making such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

For example, in January 2001, the Company’s largest customer in the Component Products segment informed the Company that it no longer required the Company’s products because the customer could satisfy its need internally.  This customer accounted for approximately $5.5 million in annual revenues in 2000.

Sales:

Net sales for the three-month period ended September 30, 2003, were $16.1 million or 5% above sales of $15.3 million in the same period last year.  Sales of $45.7 million for the nine-month period ended September 30, 2003, were 3.8% below sales of $47.5 million in the same period last year.  The increase in sales for the three-month period ended September 30, 2003, is primarily a result of a new program with the US Government to supply coin holders (Component Products segment).

Gross Profit:

Gross profit as a percentage of sales (gross margin) decreased to 19.6%, for the three-month period ended September 30, 2003, from 21.9% in the same period last year.  Gross margin for the nine-month period ended September 30, 2003 was 17.9%, compared to 20.3% in the same period of 2002.  The decline in gross margin for the three-month period ended September 30, 2003, is primarily attributable to start-up costs associated with new automotive programs.  The decline in gross margin for the nine-month period ended September 30, 2003 is primarily attributable to fixed overhead costs measured against declining sales, as well as start-up costs associated with new automotive programs and costs incurred in the second quarter to consolidate the Company’s molded fiber tooling operations from its Maine design center into its Iowa manufacturing plant.  The Company expects to continue to incur start-up costs associated with a new large automotive program until its scheduled launch in late 2004.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $2.9 million or 18.1% of net sales for the three-month period ended September 30, 2003, compared to $3.1 million or 20% of net sales in the same period last year.  SG&A for the nine-month periods ended September 30, 2003 and 2002, were $8.2 million, or 18% of net sales, and $9.4 million, or 19.7% of net sales, respectively.  The lower SG&A expenses in both periods reflect decreased payroll and other related expenses resulting from cost cutting and plant consolidation activities.

Other Expenses:

Interest expense for the three -month period ended September 30, 2003, decreased to approximately $184,000 from $198,000 in the same period last year.  Interest expense for the nine-month period ended September 30, 2003, decreased to approximately $595,000 from $676,000 in the same period last year.  Interest expense reductions are primarily due to lower interest rates.

The Company recorded a tax benefit of 34% for the nine-month period ended September 30, 2003, and 38% for the same period of 2002.  The Company reduced the amount of benefit recorded against year-to-date losses from 38% to 34% to eliminate the impact of any potential state net operating losses that may be generated.  The Company will continue to assess the realizability of deferred tax assets created by booking tax benefits on operating losses and, where appropriate, record reserves against these assets.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At September 30, 2003 and December 31, 2002, the Company’s working capital was approximately $2.3 million and $1.5 million, respectively.  The increase in working capital is primarily due to increases in accounts receivable, inventories and prepaid expenses and other current assets partially offset by an increase in accounts payable.

Net cash used in operations for the nine-month period ended September 30, 2003, was approximately $319,000, compared to net cash generated from operations for the nine-month period ended September 30, 2002, of approximately $1,840,000. The decline in cash generated from 2002 to 2003 is primarily attributable a large income tax refund collected in the second quarter of 2002, and the increase in third quarter volume, resulting in higher customer receivables. Cash used in investing activities during the nine-month period ended September 30, 2003 was approximately $725,000, which was the result of additions to property, plant and equipment of approximately $901,000, partially offset by cash received from surrendering life insurance policies of approximately $124,000 and cash received from affiliated companies of $52,000.  The capital expenditures were primarily related to the additions of manufacturing equipment.  Net cash provided by financing activities for the nine-month period ended September 30, 2003, was $1,040,000, which was primarily used for the additions to property, plant and equipment.

In January 2002, the Company acquired for $150,000 selected assets from Excel Acquisition Group, a fabricator of custom foam packaging.

The Company intends to continue to invest in capital equipment to support its operations.  In conjunction with recently awarded programs, the Company is committed to acquire certain equipment for a total of approximately $3.4 million over the next eighteen months.  As of September 30, 2003, the Company has incurred approximately $1.6 million of this commitment.  The Company expects to finance the purchase through equipment leases, but cannot guarantee that it will be able to obtain such financing on favorable terms, if at all.  The Company is also engaged in discussions with certain parties regarding potential strategic acquisitions, but presently does not have any material agreements to enter any such transactions.

On February 28, 2003, the Company obtained a new credit facility.  The facility includes a revolving credit facility of $12 million collateralized by the Company’s accounts receivable and inventory, a term loan collateralized by the Company’s property, plant and equipment of $5 million with a six-year amortization and a term loan collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts, of $2.5 million with a 15-year amortization.  The Company’s new $12 million revolving credit facility is due February 28, 2006, and the term loan and mortgage are due February 28, 2008.  Extensions of credit under the revolving facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  For example, as of September 30, 2003, based upon borrowings outstanding of approximately $7 million and collateral levels, the Company had availability of approximately $3 million of additional credit under the revolving facility.  The amount of availability can fluctuate significantly.  The credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility and Prime plus 0.25% or LIBOR plus 2.5% on the term debt.  Both components allow for reduction in rates based upon the Company’s operating performance.  Under this new credit facility, the Company is subject to certain financial covenants, including certain minimum EBITDA, fixed charge coverage and tangible net worth covenants.  At September 30, 2003, the Company is in compliance with these covenants.

The Company also has capital lease obligations of approximately $2 million at September 30, 2003.  At September 30, 2003, the current portion of all debt including the revolving bank loan and capital lease obligations was approximately $8.3 million.

The Company believes that its existing resources, including its revolving line of credit facility together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financing, will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurances that the Company will be able to obtain such financing, or that either will be available at favorable terms, if at all.

Contractual Obligations

The Company has the following contractual obligations:

Payments due in:	Operating Leases	Capital Leases	Term Loan	Mortgage	Total
2003	$491,347	$78,432	$210,000	$42,000	$821,779
2004	1,833,321	341,903	840,000	168,000	3,183,224
2005	1,591,360	282,468	840,000	168,000	2,881,828
2006	1,560,146	298,143	840,000	168,000	2,866,289
2007 & thereafter	1,575,775	1,006,452	1,976,000	1,828,000	6,386,227
	$7,051,949	$2,007,398	$4,706,000	$2,374,000	$16,139,347

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility. The Company cannot guarantee that its operations will generate cash in future periods

ITEM 3                  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At September 30, 2003, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has two debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

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
The Company furnished a Current Report on Form 8-K on July 31 relating to a press release of the Company’s quarterly results for the period ended June 30, 2003.

UFP TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.
(Registrant)

/s/ November 14, 2003	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly
President, Chief Executive Officer and Director

/s/ November 14, 2003	/s/ Ronald J. Lataille
Date	Ronald J. Lataille
Vice President, Chief Financial Officer & Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14a/15d-14(a) Certifications
32	Section 1350 Certifications