Form 10-K
period 2003-12-31
UFP TECHNOLOGIES INC
filed 2004-03-30
CIK 914156

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2003 or

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

The aggregate market value of the registrant’s Common Stock, $.01 par value, held by non-affiliates of the registrant as of June 30, 2003, was $2,360,946 based on the closing price of $1.10 on that date on the Nasdaq Small Cap Market.  Outstanding as of March 22, 2003, were  4,672,580 shares of the registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors at the registrant’s 2004 annual meeting of stockholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this report.

PART I

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 (the “Act”) and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

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

ITEM 1.           BUSINESS

The Company’s principal executive offices are located at 172 East Main Street, Georgetown, Massachusetts 01833; telephone number 978-352-2200; corporate web site www.ufpt.com.  We make available, free of charge through our website, our annual Form 10-K, current reports on Form 10-Q and Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission.  The information found on our website is not part of this or any other report we file with or furnish to the SEC.

The Company designs and manufactures interior protective packaging solutions utilizing molded fiber, vacuumformed plastics, and molded and fabricated foam plastic products for the computer, electronics, medical/pharmaceutical, military, automotive, and general industrial markets.  The Company also designs and manufactures engineered component solutions using laminating, molding, and fabrication technologies for the automotive, beauty, medical, industrial, and sports and leisure markets.

Effective January 2002, the Company acquired selected assets of Excel Acquisition Group, a fabricator of custom foam packaging.

Effective November 2001, the Company purchased the equipment, trademarks and patents for the E-cube product line, which consists of molded fiber loose fill packaging.  This product line complements the Company’s existing molded fiber packaging products.

Effective January 14, 2000, the Company purchased all of the outstanding common stock of Simco Industries, Inc. (“Simco”), located in Roseville, Michigan.  Simco is a full-service supplier of automotive trim components using its patented Superformed® process.  This acquisition provides the Company with a key QS 9000 Detroit area location to serve its automotive customers, and provides advanced molding capabilities.

Effective November 30, 1998, the Company purchased substantially all of the assets of Pacific Foam Technologies, Inc. (“Pacific Foam”), based in Ventura, California.  Pacific Foam designs and manufactures a line of specialty foam products for the health and beauty industry.  This acquisition provides the Company with a strategic west coast presence as well as an attractive niche market.

The Company’s high-performance cushion packaging products are made primarily from polyethylene and polyurethane foams, and a wide range of sheet plastics. These products are custom designed and fabricated or molded to provide protection for fragile and valuable items, and are sold primarily to original equipment and component manufacturers in the computer, electronics, telecommunications, industrial, medical and pharmaceutical markets.  Molded fiber products are made primarily from 100% recycled paper principally derived from waste newspaper. These products are custom designed, engineered and molded into shapes for packaging high volume consumer goods, including computer components, medical devices, other light electronics, scented candles, and health and beauty products.

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

The Company was incorporated in Massachusetts under the name United Packaging Corporation in 1963. The Company changed its name to United Foam Plastics Corporation in 1973 and to UFP Technologies, Inc. in October 1993. In November 1993, the Company reincorporated in Delaware. In December 1993, the Company completed an initial public offering of its Common Stock and acquired Moulded Fibre Technology, Inc. (“MFT”).  Unless the context otherwise requires, the term “Company” or “UFPT” reflects the re-incorporation of UFP Technologies, Inc. and refers to UFP Technologies, Inc., its wholly-owned subsidiaries, MFT and Simco, and United Development Company Limited, of which the Company owns 26.32%.

Market Overview

Packaging Products.  The interior cushion packaging market is characterized by three primary sectors: (1) custom fabricated or molded products for low volume, high fragility products; (2) molded or die-cut products for high volume, industrial and consumer goods; and (3) loose fill and commodity packaging materials for products which do not require custom-designed packaging. Packaging products are used to contain, display and/or protect their contents during shipment, handling, storage, marketing, and use. The Company serves both the low volume, high fragility market and the high volume industrial and consumer market with a range of product offerings, but does not materially serve the commodity packaging market.

The low volume, high fragility market is generally characterized by annual production volumes of less than 50,000 pieces. Typical goods in this market include precision instruments, medical devices, sensitive electronic components, and other high value industrial products that are very sensitive to shock, vibration, and other damage that may occur during shipping and distribution. The principal materials used to package these goods include polyethylene and polyurethane foams, foam-in-place polyurethane, and molded expanded polystyrene. Polyurethane foams and polyethylene foams have high shock absorbency, high resiliency, and vibration damping characteristics.

The higher volume consumer packaging market is generally characterized by annual production volumes in excess of 50,000 pieces. Typical goods in this market include toys, light electronics, computers and computer peripherals, stereo equipment, and small appliances. These goods generally do not require as high a level of shock and vibration protection as goods in the low volume, high fragility market. The principal materials used to package these goods include various molded, rigid and foamed plastics, such as expanded polystyrene foam (EPS), vacuum-formed polystyrene (PS) and polyvinyl chloride (PVC), and corrugated die-cut inserts, which generally are less protective and less expensive than resilient foams and molded fiber. The Company believes that molded fiber is being used as an alternative medium to these materials.

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

The Company also benefits from its ability to custom design its own proprietary manufacturing equipment in conjunction with its machinery suppliers. For example, the Company has custom designed its own flame lamination machines allowing the Company to achieve adhesive bonds between cross-linked foam and fabric and other materials that do not easily combine. These specialty laminates typically command higher prices than traditional foam products.

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

The top two customers in the Company’s Component Products segment comprise 16% and 11%, respectively, of that segment’s total sales for the year ended December 31, 2003.  No one customer accounted for more than 10% of the Packaging segment sales for the year ended December 31, 2003.

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

Backlog

The Company’s backlog as of February 16, 2004 and February 17, 2003 totaled approximately $5.2 million and $5.5 million, respectively, for the Packaging segment, and $6.7 million and $6.6 million, respectively, for the Component Products segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty.  The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period.

Employees

As of February 7, 2004,  the Company had a total of 486 full-time employees (as compared to 472 full-time employees as of February 6, 2003) in both the Component Products segment (13 in engineering, 201 in manufacturing operations, 17 in marketing, sales and support services, and 27 in general and administration) and in the Packaging segment (11 in engineering, 175 in manufacturing, 26 in marketing, sales and support services, and 16 in general and administration).  The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.           PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts(2)	54,000	(owned by the Company)	Headquarters, fabrication, molding, test lab, clean-room, and engineering for Component Products segment

Memphis, Tennessee	11,225	9/30/04	Warehousing for Packaging segment

Decatur, Alabama(1)	47,250	12/31/06	Fabrication and engineering for Packaging segment

Decatur, Alabama	14,000	10/31/07	Warehousing and fabrication for Packaging segment

Kissimmee, Florida(1)	49,400	12/31/06	Fabrication, molding, test lab, and engineering for Packaging segment

Atlanta, Georgia	55,530	10/31/04	Vacated; currently under sublease

Haverhill, Massachusetts	48,772	2/28/08	Flame lamination for Component Products segment

Raritan, New Jersey	72,125	2/28/08	Fabrication, molding, test lab, clean-room, and engineering for Packaging segment

Visalia, California	37,632	1/1/07	Vacated (see Note 10 to the Consolidated Financial Statements)

Clinton, Iowa	62,000	9/1/06	Molded fiber operations for Packaging segment

Addison, Illinois	45,000	07/31/04	Fabrication and engineering for Packaging segment

Ventura, California	48,300	10/31/04	Fabrication and engineering for Component Products segment

Atlanta, Georgia	47,000	04/30/11	Fabrication and engineering for Component Products segment

Location	Square Feet	Lease Expiration Date	Principal Use
Macomb Township, Michigan	70,703	12/31/07	Fabrication and engineering for Component Products segment

(1)               United Development Company Limited, a Florida limited partnership and an affiliate of the Company and certain officers, directors and stockholders of the Company, is the lessor of these properties.  United Development Company Limited was consolidated into the Company’s financial statements in 2003  (see Note 1 to the Consolidated Financial Statements).

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

None.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price

From July 8, 1996 until April 18, 2001, the Company’s Common Stock was listed on the Nasdaq National Market under the symbol “UFPT.”  Since April 19, 2001, the Company’s Common Stock has been listed on the Nasdaq Small Cap Market.  The following table sets forth the range of high and low quotations for the Common Stock as reported by Nasdaq for the quarterly periods from January 1, 2002 to December 31, 2003:

Fiscal Year Ended December 31, 2002	High	Low
First Quarter	$1.37	$0.75
Second Quarter	1.65	1.05
Third Quarter	1.72	1.10
Fourth Quarter	1.55	0.80

Fiscal Year Ended December 31, 2003	High	Low
First Quarter	$1.43	$0.65
Second Quarter	1.25	1.00
Third Quarter	1.45	1.10
Fourth Quarter	2.40	1.30

Number of Stockholders

As of March 12, 2004, there were 131 holders of record of the Company’s Common Stock.

Dividends

The Company did not pay any dividends in 2003, although prior to becoming a public company in December 1993, the Company had from time to time paid cash dividends on its capital stock. The Company presently intends to retain all of its earnings to provide funds for the operation of its business and does not anticipate paying any cash dividends in the foreseeable future.  The Company’s ability to pay dividends is subject to approval by its principal lending institution.

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

The Company also maintains a Stock Plan (2003 Equity Incentive Plan) to provide the Company with the ability to offer equity-based incentives to present and future executives and other employees who are in a position to contribute to the long-term success and growth of the Company.

Summary plan information is as follows:

	Number of shares of UFPT common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of UFPT common stock remaining available for future issuance
1993 Employee Plan	727,125	$1.71	614,750
1993 Director Plan	57,500	4.41	0
1998 Director Plan	351,545	1.83	73,455
1998 Employee Stock Purchase Plan	0	0.00	177,980
2003 Equity Incentive Plan	0	0.00	500,000
Total	1,136,170	$1.88	1,366,185

ITEM 6.           SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2003, is derived from the audited consolidated financial statements of the Company.  The consolidated financial statements for fiscal years 1999 through 2001 were audited by Arthur Andersen LLP (“Andersen”), who has ceased operations.  A copy of the report previously issued by Andersen on the Company’s consolidated financial statements as of December 31, 2001 and 2000, and for each of the years in the period ended December 31, 2001, is included elsewhere in this report.  Such report has not been reissued by Andersen.  The data should be read in conjunction with the consolidated financial statements and the related notes included in this report, and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

	Year Ended December 31
	(in thousands, except per share data)
	2003(6)(7)	2002(2)	2001(3)(4)	2000(5)	1999
Consolidated statement of operations data:(1)
Net sales	$60,902	61,189	61,574	74,492	58,801
Gross profit	10,724	12,105	10,925	17,621	14,862
Operating (loss) income	(1,508)	466	(3,741)	3,385	3,279
Net (loss) income	(1,516)	(234)	(3,043)	1,081	1,693
Diluted (loss) earnings per share	$(0.34)	(0.05)	(0.72)	0.25	0.35
Net (loss) income as adjusted for FAS 142 adoption	(1,516)	(234)	(2,609)	1,632	1,979
Diluted (loss) earnings per share as adjusted for FAS 142 adoption	(0.34)	(0.05)	(0.61)	0.37	0.40
Weighted average number of diluted shares outstanding	4,490	4,343	4,245	4,386	4,896

	December 31
	(in thousands)
	2003(7)	2002	2001	2000	1999
Consolidated balance sheet data:(1)
Working capital	$1,209	1,540	977	4,139	3,549
Total assets	36,749	35,383	38,102	40,352	31,867
Short-term debt and capital lease obligations	8,173	7,169	7,395	6,084	6,011
Long-term debt and capital lease obligations, excluding current portion	8,119	6,851	6,827	7,589	2,706
Total liabilities	24,058	21,332	23,948	22,825	15,659
Stockholders’ equity	$12,691	14,050	14,154	17,527	16,208

(1)              See Note 19 to the Consolidated Financial Statements for segment information.

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

(6)              Amounts include restructuring charges of $1.4 million

(7)              Amounts include results of United Development Company Limited, a 26.32% owned real estate limited partnership.  See Note 1 to the Consolidated Financial Statements.

ITEM 7.                                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Act and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “plan,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company’s plans, described below, to launch a program in the fourth quarter of 2004 for an automotive supplier that could be as large as $77 million is an example of a forward looking statement.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

The $77 million revenue value of the automotive contract is only an estimate, based on the automotive supplier’s projected needs.  The Company cannot guarantee that it will benefit at all from this contract, which is terminable by the automotive supplier for any reason, subject to a cancellation charge.  The Company’s revenues from this contract are directly dependent on the ability of the automotive supplier to develop, market, and sell its products in a timely, cost-effective manner.  If the automotive supplier’s needs decrease over the course of the contract, the Company’s estimated revenues from this contract may also decrease.  Even if the Company generates revenue from the project, the Company cannot guarantee that the project will be profitable, particularly if revenues from the contract are less than expected.  Although the Company has met every milestone to date in advance of this program’s launch, the Company cannot guarantee the project’s launch date.  Other examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company’s packaging customers, (ii) actions by the Company’s competitors and the ability of the Company to respond to such actions, (iii) the ability of the Company to obtain new customers and (iv) the ability of the Company to execute and integrate favorable acquisitions.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

For example, in January 2001, the Company’s largest customer in the Component Products  segment informed the Company that it no longer required the Company’s products because the customer could satisfy its need internally.  This customer accounted for approximately $5.5 million in annual revenues in 2000.

Investment In and Advances to Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  The Company, as a result of adopting the provisions of FIN 46, has consolidated the financial statements of UDT as of December 31, 2003.  Prior to

December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s consolidated statements of operations:

	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.4	80.2	82.3
Gross profit	17.6	19.8	17.7
Selling, general and administrative expenses	17.8	19.0	22.1
Restructuring charge	2.3	—	1.7
Operating income (loss)	(2.5)	0.8	(6.1)
Total other expenses, net	1.4	1.4	1.6
Loss before income taxes	(3.9)	(0.6)	(7.7)
Benefit for income taxes	(1.4)	(0.2)	(2.8)
Net loss	(2.5)	(0.4)	(4.9)

Overview

UFP Technologies is a leading designer and manufacturer of interior protective packaging solutions using molded fiber, vacuum formed plastics and molded and fabricated foam plastic products.  The Company also designs and manufactures engineered component solutions using laminating, molding and fabricating technologies.  The Company serves numerous markets including computer electronics, medical/pharmaceutical, military, automotive, beauty, industrial and sports and leisure.

Over the past several years, the Company has downsized its operations in response to a general downturn in the economy as well as the loss of a large automotive program.  In particular, the Company has consolidated its molded fiber packaging division into a single, large design and manufacturing facility in Clinton, Iowa, which it believes will create a far more efficient manufacturing structure.  It also consolidated three foam fabricating facilities in the southeast into two.  Both of these downsizing efforts were in response to soft demand, primarily in the computer electronics industry.  Management believes that the downturn in demand from this industry is at least partly permanent as a significant portion of computer electronics manufacturing has moved off-shore.

While the Company has been downsizing in the last three years, it has also been investing in growth opportunities for the future.  The Company plans to launch a large, seven-year, $77 million automotive program in the fourth quarter of 2004.  The Company has been preparing for this program for almost two years, including investing in human resources, machinery and manufacturing space that have resulted in significant operating losses in 2003 that should continue for the first three quarters of 2004.  The Company has also invested in the sales and marketing area, creating a Vice President of Sales and Marketing position and hiring several industry veterans to strengthen its sales team.  Management believes that these investments leave the Company poised for sales growth in 2004 and beyond.

2003 Compared to 2002:

The Company’s net sales decreased slightly to $60.9 million for the year ended December 31, 2003, from $61.2 million in 2002.  Component Product segment sales increased 1.0% to $31.3 million from $31.0 million due to stronger sales in the medical and beauty markets primarily because of greater demand from our existing customer base, partially offset by a decline in sales associated with the continued phase-out of the Woodbridge automotive program in Georgia.  Sales in the Company’s Packaging segment declined 1.7% to $29.6 million primarily due to lower sales in the consumer electronics industry, which is related to the continued softness in this industry.  Although overall sales declined for the year, the trend during the year was positive, including an 11% increase in fourth quarter sales, compared to the same quarter in 2002.

Gross profit as a percentage of sales decreased to 17.6% for the year ended December 31, 2003, from 19.8% in 2002.  The decrease is primarily due to start-up costs associated with new automotive programs (Component Products segment) and costs incurred to consolidate the Company’s molded fiber tooling operations from its Maine design center into its Iowa manufacturing plant and move equipment from its Visalia, California, plant into its Iowa facility (Packaging segment).

Selling, General and Administrative Expenses (“SG&A”) decreased 7.0 % to $10.8 million in the year ended December 31, 2003, from $11.6 million in 2002.  As a percentage of sales, SG&A decreased to 17.8% in 2003 from 19.0% in 2002.  The decrease in SG&A is primarily attributable to lower payroll and other related expenses resulting from Company-wide cost control and plant consolidation efforts.

Interest expense decreased to $784,000 in 2003, from $878,000 in 2002, primarily as a result of lower interest rates.

The Company recorded a tax benefit of 36% of its pre-tax loss in 2003.  The tax benefit reflects primarily the expected utilization of a net operating loss generated during the year in future federal tax returns.  The Company has considered both positive and negative available evidence in its determination that the deferred tax asset will be realized.  The Company will continue to assess the realizability of deferred tax assets created by recording tax benefits on operating losses and, where appropriate, record a valuation allowance against these assets.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

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

SG&A decreased 14.7 % to $11.6 million in the year ended December 31, 2002, from $13.6 million in 2001.  As a percentage of sales, SG&A decreased to 19.0% in 2002 from 22.1% in 2001.  The decrease in SG&A is primarily attributable to Company-wide cost control efforts.

Interest expense decreased to $878,000 in 2002, from $1,030,000 in 2001, primarily as a result of lower interest rates.

The Company had a tax benefit of 38% of its pre-tax loss in 2002.  The tax benefit reflects the expected utilization of a net operating loss generated during the year.  In 2001, the Company had an effective tax benefit of approximately 36% of pre-tax losses.

Goodwill:

Amortization of Goodwill and certain indefinite lived intangible assets ceased with the adoption of SFAS No. 142, effective January 1, 2002.  For the year ended December 31, 2001, the Company recorded goodwill amortization of approximately $434,000.

Restructuring:

On October 22, 2003, the Company’s Board of Directors approved a formal plan of restructure in response to continued losses in the Company’s molded fiber plant in Visalia, California.  To that effect the Company recorded restructuring charges of $1,405,000 consisting of Asset impairments of $640,000 severance of $40,000 and future lease commitments of $125,000, in the fourth quarter of 2003.  Of this amount, approximately $765,000 remains on the balance sheet, primarily reflecting lease payments to be made on the property in Visalia after December 31, 2003.  See Note 10 of the Consolidated Financial Statements.

 On December 19, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the downturn in the packaging industry.  To that effect, the Company recorded restructuring charges of $1,016,000 in the fourth quarter of 2001.  Of this amount, zero remains on the balance sheet at December 31, 2003.  See Note 10 of the Consolidated Financial Statements.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements and growth plan through internally generated cash, bank credit facilities and long-term capital leases.

As of December 31, 2003 and 2002, working capital was $1,209,000 and $1,540,000, respectively.  The decrease in working capital is primarily attributable to higher short-term bank and lease debt of approximately $1,004,000 and an increase in accrued restructuring charges of approximately $623,000, partially offset by lower accrued other expenses of approximately $618,000 and slightly higher current assets.  Cash provided from operations was $749,000 and $2,501,000 for 2003 and 2002, respectively.  The primary reason for the decline in cash generated from operations in 2003 is an increase in receivables of approximately $597,000 during 2003 compared to a decrease in receivables of approximately $911,000 in 2002 resulting from strong fourth quarter sales in 2003.  Net cash used in investing activities in 2003 was approximately $898,000 and was used primarily for the acquisition of new manufacturing equipment.

Including amounts due under the Company’s February 28, 2003, revolving credit facility, as amended, and capital lease obligations, the Company had total debt outstanding of $16,293,000 and $13,511,000 at December 31, 2003 and 2002, respectively.  The increase was primarily attributable to the acquisition of the first of two molding machines for a large automotive program scheduled to launch in the fourth quarter of 2004.  As of December 31, 2003, the Company had a $12,000,000 revolving bank line of credit, of which $6,738,000 was outstanding.  The Company’s borrowing capacity is governed by accounts receivable and inventory levels.  As of December 31, 2003, availability under this facility is limited to approximately $9,000,000.  Borrowings through the credit facility are due on demand, are secured by the general assets of the Company, and bear interest at prime rate plus 0% to 1.25%, depending on certain financial ratios, or LIBOR plus a margin that can vary from 1.75% to 3.0%, depending on certain financial ratios.  At December 31, 2003, the Company had two additional loans outstanding.  The first is a $5,000,000 term loan with a six-year straight line amortization that is secured by the Company’s machinery and equipment with an outstanding balance of approximately $4,500,000 at December 31, 2003.  The second is a five-year first mortgage for $2,500,000 with a fifteen-year amortization and is secured by the Company’s real estate in Georgetown, Massachusetts, with a balance of approximately $2,300,000 at December 31, 2003.  The interest rate on both of these loans is prime rate plus 0% to 1.25% depending on certain financial ratios or LIBOR plus a margin that can vary from 2.0% to 3.0% depending on certain financial ratios.  Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants.  As of December 31, 2003, the Company is in compliance with its debt covenants.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included with long term debt in the Consolidated Financial Statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At December 31, 2003, the outstanding balance was $443,094.  At December 31, 2003, the interest rate was approximately 4%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

In connection with a recently awarded automotive contract, the Company has committed to purchase the second of two new forming lines for approximately $1.9 million in 2004.  The Company expects to enter into a capital lease to finance this production line.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

Aside from the forming line described above, the Company has no additional significant capital commitments in 2004, but plans on adding additional machinery to increase capacity or to enhance operating efficiencies in its manufacturing plants.  Additionally, the Company may consider the acquisition of companies, technologies or products in 2004, which are complementary to its business.  The Company believes that its existing resources, including its revolving loan facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the end of 2004.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2003, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loan	Mortgage	United Development Company Mortgage	Total
2004	$1,825,517	$386,615	$840,000	$168,000	$40,872	$3,261,004
2005	1,347,260	334,480	840,000	168,000	40,872	$2,730,612
2006	1,316,045	352,244	840,000	168,000	361,350	$3,037,639
2007	1,048,025	343,081	840,000	168,000	—	$2,399,106
2008 & thereafter	527,750	867,323	1,136,000	1,660,000	—	$4,191,073
	$6,064,597	$2,283,743	$4,496,000	$2,332,000	$443,094	$15,619,434

Payments on the United Development Company Limited note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the year ended December 31, 2003, it cannot guarantee that its operations will generate cash in future periods.

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

Long-lived Assets and Intangible Assets

The Company reviews long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Goodwill is also reviewed at least annually for impairment.  Recoverability of long-lived assets and definite lived intangible assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount.  If the operation is determined to be unable to recover the carrying amount of its assets, then long-lived assets are written down to fair value.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.  Recoverability of goodwill is determined under a two-step process as described in SFAS 142.  The fair value of reporting units determined under step one is also based on a discounted cash flow model.  At December 31, 2003, no impairment has been identified.  Forecasted cash flows are based upon numerous assumptions used by management, such as revenue growth, margins and asset management.  For purposes of this analysis, the Company reviews its internal forecasts and external data.  The external data consist of data available from customer and competitor commentary, as well as industry forecasts of future revenue growth.

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

Inventory

The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  The Company fully reserves for inventories deemed obsolete.  The Company performs periodic reviews of all inventory items to identify excess inventories on-hand by comparing on-hand balances to anticipated usage using recent historical activity as well as anticipated or forecasted demand, based upon sales and marketing inputs through its planning systems.  If estimates of demand diminish or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required with a resulting charge to operations.

Deferred Income Taxes

The Company evaluates the need for a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

ITEM 7A.                                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes “forward-looking statements” that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At December 31, 2003, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has four debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

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

During the Company’s 2001 fiscal year and the interim period through July 31, 2002, neither the Company, nor anyone on its behalf, consulted with PricewaterhouseCoopers regarding any of the matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A         CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15 or 15d-15), which have been designed to ensure that material information related to the Company is timely disclosed.  Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

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

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement to be filed by the Company within 120 days after the close of its fiscal year.

PART IV

ITEM 15.                                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1)	Financial Statements
Index to Consolidated Financial Statements and Financial Statement Schedules
Report of Independent Auditors, PricewaterhouseCoopers, LLP, 2003 and 2002
Independent Auditors’ Report, 2001 and 2000
Consolidated Balance Sheets as of December 31, 2003 and 2002
Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001
Notes to Consolidated Financial Statements

(A) (2)	Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts

(A) (3)	Exhibits
	Number		Reference

	2.01	Agreement and Plan of Reorganization among the Company, Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	A-2.01**

	2.03	Merger Agreement relating to the reincorporation of the Company in Delaware.	A-2.02**

	2.02	Agreement of Merger between Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	C-2.02**

	2.04	Asset Purchase Agreement relating to the purchase of Foam Cutting Engineers, Inc.	I-2**

	2.05	Asset Purchase Agreement relating to the purchase of the assets of Pacific Foam Technologies, Inc.	O-2.05**

	2.06	Stock Purchase Agreement dated January 14, 2000, relating to the acquisition of the stock of Simco Industries, Inc.	P-2.01**

	3.01	Certificate of Incorporation of the Company, as amended.	F-3.01**

	3.02	Bylaws of the Company.	A-3.02**

	4.01	Specimen Certificate for shares of the Company’s Common Stock.	A-4.01**

	4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company, filed as Exhibit 3.01.)	F-3.01**

Number		Reference

4.03

Rights Agreement (including the Certificate of Designation and form of Rights Certificate attached as Exhibits A and B, respectively, thereto) between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 13, 1999.

J-4**

10.01	$1,000,000 Mortgage and Promissory Note issued by the Company in favor of Gloucester Bank & Trust Company.	A-10.02**

10.02	Agreement between the Company and William H. Shaw.	A-10.08*, **

10.03	Agreement and Severance Agreement between the Company and Richard L. Bailly.	A-10.09*, **

10.04	Employee Stock Purchase Plan.	A-10.18**

10.05	1993 Combined Stock Option Plan, as amended.	K-10.19*, **

10.06	1993 Non-employee Director Stock Option Plan.	B-4.5**

10.07	Facility Lease between the Company and Raritan Associates.	A-10.22**

10.08	Facility lease between the Company and Flanders Properties.	A-10.25**

10.09	Amendment to facility lease between the Company and Flanders Properties.	A-10.26**

10.10	Facility Lease between the Company and Dana Evans d/b/a Evans Enterprises.	A-10.27**

10.12	Form of Indemnification Agreement for directors and officers of the Company.	A-10.30**

10.13	Promissory Note of United Development Company Limited in favor of the Company.	O-10.32**

10.14	Facility Lease between Moulded Fibre Technology, Inc. and Lincoln Gilroy II and Patrician Associates, Inc.	C-10.34**

10.15	Facility Lease between the Company and M.D. Hodges Enterprises, Inc.	D-10.35**

10.16	Facility Lease between Moulded Fibre Technology, Inc. and Dead River Properties.	D-10.36**

10.17	Facility Lease between the Company and Clinton Area Development Corporation.	G-10.37**

10.18	Supply Agreement, dated January 1, 1999, between the Company and Woodbridge Foam Corporation	Q-10.38.30**

10.19	Employment Agreement with R. Jeffrey Bailly dated April 4, 1995.	H-10.37*, **

10.20	Amended 1998 Employee Stock Purchase Plan.	V**

10.21	Stock Repurchase Agreement, dated December 17, 1999	Q-10.42**

10.22	Facility Lease between the Company and Quadrate Development, LLC	Y-10.43**

10.23	Stock Repurchase Agreement dated February 20, 2001	Y-10.44**

Number		Reference

10.24	Facility Lease between Moulded Fibre Technology Inc. and MidState 99 Distribution Building No. 1, LLC	R-10.45**

10.25	Loan Agreement between the Company and Citizens Bank, dated June 4, 2001	S-10.45**

10.26	Amended 1998 Director Stock Option Incentive Plan	V*, **

10.27	Amended Facility Lease between the Company and United Development Company Limited.	U-10.27**

10.28	Amended Facility Lease between the Company and United Development Company Limited.	U-10.28**

10.29	Modification Agreement between the Company and Citizens Bank of Massachusetts.	W-10.29**

10.30	Amended Facility Lease between the Company and Ward Hill Realty Associates, LLC, successors in interest to Evans Enterprises of South Beach	X-10.30**

10.31	Credit and Security Agreement between the Company and Fleet Capital Corporation	Z-10.31**

10.32	Facility lease between Simco Automotive Trim, Inc. and Insite Atlanta, LLC	AA-10.32**

10.33	Amended Credit and Security Agreement between the Company and Fleet Capital Corporation.	Filed herewith

14.00	Code of Ethics	Filed herewith

21.01	Subsidiaries of the Company.	C-21.01**

23.01	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

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

Z.             Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003.  The number set forth herein is the number of the Exhibit in said Annual Report.

AA. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003.  The number set forth herein is the number of the Exhibit in said Annual Report.

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

You may read and copy any of the documents incorporated by reference in this annual report at the following locations of the SEC by using the Company’s file number, 001-12648:

Public Reference Room	Midwest Regional Office	Northeast Regional Office
450 Fifth Street, NW	Citicorp Center	233 Broadway
Room 1024	500 West Madison Street, # 1400	New York, NY 10279
Washington, DC 20549	Chicago, IL 60661

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

(B)                                Reports On Form 8-K

The Company furnished a current report on Form 8-K, on October 31, 2003, relating to a press release of the Company’s quarterly results for the period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date:	March 30, 2004	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	President, Chief Executive,	March 30, 2004
R. Jeffrey Bailly	Officer and Director

/s/ William H. Shaw	Chairman of the Board of Directors	March 30, 2004
William H. Shaw

/s/ Ronald J. Lataille	Chief Financial Officer, Vice President,	March 30, 2004
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Richard L. Bailly	Director	March 30, 2004
Richard L. Bailly

/s/ William C. Curry	Director	March 30, 2004
William C. Curry

/s/ Michael J. Ross	Director	March 30, 2004
Michael J. Ross

/s/ Kenneth L. Gestal	Director	March 30, 2004
Kenneth L. Gestal

/s/ Peter R. Worrell	Director	March 30, 2004
Peter R. Worrell

/s/ David B. Gould	Director	March 30, 2004
David B. Gould

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements and Schedule

December 31, 2003 and 2002

With Report of Independent Auditors

and

Independent Auditors’ Report Thereon

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Auditors

To the Board of Directors and Shareholders of UFP Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UFP Technologies, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for the years ended December 31, 2003 and 2002 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.  The consolidated financial statements and financial statement schedule of the Company listed in the accompanying index for the year ended December 31, 2001, before the revisions described in Note 4, were audited by other independent auditors who have ceased operations.  Those independent auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated February 22, 2002.

As discussed in Note 4, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of the accounting guidance of Statement of Financial Accounting Standards No. 142 effective on January 1, 2002.

As discussed above, the consolidated financial statements of the Company as of and for the year ended December 31, 2001 were audited by other independent auditors who have ceased operations.  As described in Note 4, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002.  We audited the transitional disclosures for 2001 in Note 4.  In our opinion, the transitional disclosures for 2001 in Note 4 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 18, 2004

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

UFP TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$310,137	$25,823
Receivables, net	9,139,314	8,542,272
Inventories	4,412,606	4,692,830
Prepaid expenses	493,750	502,435
Refundable income tax	419,658	380,375
Deferred income taxes	1,060,001	977,881
Total current assets	15,835,466	15,121,616
Property, plant and equipment	33,172,875	29,207,604
Less accumulated depreciation and amortization	(21,699,717)	(18,001,433)
Net property, plant and equipment	11,473,158	11,206,171
Cash surrender value of officers life insurance	117,870	224,634
Investment in and advances to affiliated partnership (Note 7)	—	162,420
Deferred income taxes	2,384,777	1,648,103
Goodwill	6,481,037	6,481,037
Other assets	456,764	538,791
Total assets	$36,749,072	$35,382,772
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$6,737,712	$6,201,507
Current installments of long-term debt	1,048,872	812,037
Current installments of capital lease obligations	386,615	155,574
Accounts payable	2,632,497	2,596,162
Accrued restructuring charge	764,745	141,823
Accrued taxes and other expenses	3,055,960	3,674,299
Total current liabilities	14,626,401	13,581,402
Long-term debt, excluding current installments	6,222,222	5,865,731
Capital lease obligations, excluding current installments	1,897,128	984,901
Minority interest (Note 7)	455,434	—
Retirement and other liabilities	856,692	900,312
Total liabilities	24,057,877	21,332,346
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,519,666 shares in 2003 and 4,365,689 shares in 2002	45,197	43,657
Additional paid-in capital	8,429,937	8,274,979
Retained earnings	4,216,061	5,731,790
Total stockholders’ equity	12,691,195	14,050,426
Total liabilities and stockholders’ equity	$36,749,072	$35,382,772

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
	2003	2002	2001
Net sales	$60,902,180	$61,189,396	$61,574,005
Cost of sales	50,178,084	49,084,243	50,649,053
Gross profit	10,724,096	12,105,153	10,924,952
Selling, general and administrative expenses	10,827,528	11,639,156	13,649,795
Restructuring charge	1,405,000	—	1,016,000
Operating income (loss)	(1,508,432)	465,997	(3,740,843)
Other income (expense):
Interest expense	(783,672)	(877,703)	(1,029,942)
Equity in net income of unconsolidated partnerships	27,156	37,531	42,518
Minority interest earnings	(91,104)	—	—
Other, net	1,000	(2,945)	(26,139)
Total other expense	(846,620)	(843,117)	(1,013,563)
Loss before income tax provision	(2,355,052)	(377,120)	(4,754,406)
Income tax benefit	(839,323)	(143,325)	(1,710,968)
Net loss	$(1,515,729)	$(233,795)	$(3,043,438)
Net loss per share:
Basic	$(0.34)	$(0.05)	$(0.72)
Diluted	$(0.34)	$(0.05)	$(0.72)
Weighted average common shares:
Basic	4,489,984	4,342,879	4,245,033
Diluted	4,489,984	4,342,879	4,245,033

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2003, 2002, and 2001

	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2000	4,388,370	$43,884	$8,474,533	$9,009,023	$17,527,440
Employee Stock Purchase Plan	54,003	540	70,234	—	70,774
Stock issued in lieu of compensation	75,027	750	123,787	—	124,537
Stock repurchase	(300,000)	(3,000)	(522,000)	—	(525,000)
Net loss	—	—	—	(3,043,438)	(3,043,438)
Balance at December 31, 2001	4,217,400	$42,174	$8,146,554	$5,965,585	$14,154,313
Employee Stock Purchase Plan	52,666	527	48,032	—	48,559
Stock issued in lieu of compensation	95,248	952	80,097	—	81,049
Stock option exercise	375	4	296	—	300
Net loss	—	—	—	(233,795)	(233,795)
Balance at December 31, 2002	4,365,689	$43,657	$8,274,979	$5,731,790	$14,050,426
Employee Stock Purchase Plan	53,128	531	47,416	—	47,947
Stock issued in lieu of compensation	100,849	1,009	107,542	—	108,551
Net loss	—	—	—	(1,515,729)	(1,515,729)
Balance at December 31, 2003	4,519,666	$45,197	$8,429,937	$4,216,061	$12,691,195

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(1,515,729)	$(233,795)	$(3,043,438)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,706,392	2,685,650	3,284,543
Equity in net income of unconsolidated affiliate and partnership	(27,156)	(25,000)	(42,518)
Minority interest	91,104	—	—
Restructuring charges	1,405,000	—	1,016,000
Loss on disposal of property, plant and equipment	—	2,944	—
Stock issued in lieu of compensation	108,551	81,049	124,538
Deferred income taxes	(818,794)	130,911	(547,676)
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	(597,042)	910,971	1,239,736
Inventories	250,940	510,185	1,576,935
Prepaid expenses	8,685	(4,109)	(101,328)
Refundable income tax	(39,283)	499,148	(879,523)
Accounts payable	36,273	(935,006)	466,303
Accrued taxes and other expenses	(807,162)	(993,081)	153,150
Retirement and other liabilities	(43,620)	1,568	37,099
Cash surrender value of officers’ life insurance	(17,571)	(23,868)	(8,947)
Other assets	8,411	(106,106)	33,014
Net cash provided by operating activities	748,999	2,501,461	3,307,888
Cash flows from investing activities:
Additions to property, plant and equipment	(1,240,349)	(930,318)	(2,418,508)
Acquisition of operating assets, less cash acquired	—	(150,000)	—
Payments received on affiliated partnership	17,518	49,901	47,873
Proceeds from surrender of officers life insurance	124,335	—	—
Proceeds from disposal of property, plant and equipment	—	8,477	—
Consolidation of United Development Company, net of cash	200,447	—	—
Net cash used in investing activities	(898,049)	(1,021,940)	(2,370,635)
Cash flows from financing activities:
Net borrowings under notes payable	536,205	347,846	1,116,907
Change in book overdrafts	62	(276,396)	(1,098,316)
Proceeds from long-term borrowings	7,500,000	—	9,000,000
Capital stock repurchase	—	—	(525,000)
Proceeds from sale of common stock	47,947	48,859	70,774
Principal repayment of long-term debt	(7,396,249)	(1,466,945)	(9,086,749)
Principal repayment of obligations under capital leases	(254,601)	(133,829)	(482,153)
Net cash provided by (used in) financing activities	433,364	(1,480,465)	(1,004,537)
Net change in cash and cash equivalents	284,314	(944)	(67,284)
Cash and cash equivalents at beginning of year	25,823	26,767	94,051
Cash and cash equivalents at end of year	$310,137	$25,823	$26,767
Significant non-cash transactions:
Property and equipment acquired under capital lease	1,397,869	1,050,746	—
Write-off of equipment against accrued restructuring charge	—	209,764	—

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(1)                     Summary of Significant Accounting Policies

UFP Technologies, Inc. (“the Company”) designs and manufactures a broad range of packaging and specialty foam products for a variety of industrial and consumer markets.  The Company was incorporated in the State of Delaware in 1993.

(a)                      Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc., its wholly owned subsidiaries, Moulded Fibre Technology, Inc. (MFT), Simco Automotive Trim, and Simco Automotive Technology.  The Company also consolidates United Development Company Limited of which the Company owns 26.32% (see Note 7).  All significant inter-company balances and transactions have been eliminated in consolidation.

(b)                      Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable.  Provisions are established for accounts that are potentially uncollectible.  Determining adequate reserves for accounts receivable requires management’s judgment.  Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2003.

(c)                       Inventories

Inventories which include material, labor, and manufacturing overhead are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory.  Provisions are established for potential obsolescence.  Determining adequate reserves for inventory obsolescence requires management’s judgment.  Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the reserve balances as of December 31, 2003.

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

(g)                      Investments in Realty Partnership

The Company has invested in Lakeshore Estates Associates, a realty limited partnership.  The Lakeshore Estates investment is stated at cost, plus or minus the Company’s proportionate share of the limited partnerships’ income or losses, less any distributions received from the limited partnership.  The Company has recognized its share of Lakeshore Estates Associates’ losses only to the extent of its original investment in, and advances to, this partnership.  The Company’s book value in this investment is zero at December 31, 2003 and 2002, respectively.

(h)                      Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount including associated intangible assets of such operation.  If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.  During the year ended December 31, 2003, the Company recognized an impairment charge of $640,000 related to the closing of its Visalia, California, facility (see Note 10).  During the years ended December 31, 2002 and 2001, respectively, impairment charges of zero and $300,000 were recognized in connection with a Restructuring Charge.

(i)                         Goodwill and Other Intangible Assets

As of January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”.  In accordance with the guidelines of this accounting principle, goodwill and indefinite-lived intangible assets are no longer amortized but will be assessed for impairment on at least an annual basis.  The Company has elected to test annually for goodwill impairment in the second quarter of the fiscal year.  Goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value.  During 2001, the Company amortized goodwill over a period of 20 years.

Definite-lived intangible assets, such as patents, are amortized over their estimated useful lives, generally from periods ranging from eight to fourteen years.  The Company continually evaluates the reasonableness of the useful lives of these assets.

(j)                         Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company utilizes zero balance disbursement accounts to manage its funds.  These accounts reflect negative cash balances as checks clear the banking system.  In accordance with accounting principles generally accepted in the United States of America, the negative cash book balances at the end of a period are reclassified to accounts payable.  At both December 31, 2003, and December 31, 2002, the amount reclassified was approximately $1.1 million.

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

(n)                      Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as existing entities. The Company has adopted the provisions of FIN 46 as of December 31, 2003, and, accordingly, has consolidated the financial statements of United Development Company Limited, of which it owns 26.32% (see Note 7).

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  FAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003.  The Company has adopted FAS 149 without any effect on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (FAS 150).  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003, and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS No. 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position (FSP) 150-3. The adoption of SFAS No. 150, as modified by FSP 150-3, did not have an impact on the consolidated financial statements.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other

Postretirement Benefits.”  The provisions of that Statement do not change the measurement and recognition provisions of FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

Statement 132(R) replaces FASB Statement No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and adds among other things additional disclosure pertaining to plan assets, benefit obligations, key assumptions and measurement dates. The effective dates of the pronouncement for domestic plans are fiscal years ending after December 15, 2003.  The Company has adopted the disclosure provisions of FAS 132(R) in these consolidated financial statements.

In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition” in Financial Statements.  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21,  Accounting for Revenue Arrangements with Multiple Deliverables.   Additionally, SAB 104 rescinds the SEC s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition.  Selected portions of the FAQ have been incorporated into SAB 104.  The Company s current accounting policies conform to the requirements of this Staff Accounting Bulletin.

(o)                      Reclassifications

Certain prior year account balances have been reclassified to conform to the 2003 presentation.

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

The Company’s pro forma information is as follows:

	Years Ended December 31
	2003	2002	2001
Net loss as reported	$(1,515,729)	$(233,795)	$(3,043,438)
Pro forma net loss	(1,895,762)	(495,053)	(3,349,580)
Basic net loss per share as reported	(0.34)	(0.05)	(0.72)
Pro forma basic net loss per share	(0.42)	(0.11)	(0.79)
Diluted net loss per share as reported	(0.34)	(0.05)	(0.72)
Pro forma diluted net loss per share	(0.42)	(0.11)	(0.79)

The effect of applying SFAS 123 as shown above in the pro forma disclosures is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to 1995.

(2)                     Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Years ended December 31
	2003	2002	2001
Interest	$764,772	$850,336	$1,133,510
Income taxes	$18,754	$0	$0

(3)                     Receivables

	December 31
	2003	2002
Accounts receivable - trade	$9,504,029	$8,925,589
Other receivables	110,910	192,089
	9,614,939	9,117,678
Less allowance for doubtful receivables	(475,625)	(575,406)
	$9,139,314	$8,542,272

Receivables consist of the following:

(4)                     Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FSAB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition.  These standards require that the purchase method of accounting be used for business combinations and eliminate the use of the pooling-of-interests method.  Additionally, they require that goodwill and intangible assets with indefinite lives no longer be amortized.  The Company was required to adopt SFAS No. 141 and SFAS No. 142 on a prospective basis as of July 1, 2001 and January 1, 2002, respectively.  In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill.  In order to permit the comparison of net income and earnings per share in 2003 with that of prior years, the following table presents the impact of goodwill amortization on earnings and earnings per share:

	Years Ended December 31
	2003	2002	2001
Net loss as reported	$(1,515,729)	$(233,795)	$(3,043,438)
Add back goodwill amortization	—	—	434,428
Adjusted net loss	$(1,515,729)	$(233,795)	$(2,609,010)
Basic loss per share as reported	(0.34)	(0.05)	(0.72)
Add back goodwill amortization	—	—	0.11
Adjusted basic loss per share	$(0.34)	$(0.05)	$(0.61)
Diluted loss per share as reported	(0.34)	(0.05)	(0.72)
Add back goodwill amortization	—	—	0.11
Adjusted diluted loss per share	$(0.34)	$(0.05)	$(0.61)

At December 31, 2003 and December 31, 2002, the carrying value of the Company’s patents was $250,196 and $309,523, respectively, net of accumulated amortization.  Future patent amortizations for years ended December 31 will be approximately:

2004	33,000
2005	33,000
2006	33,000
2007	33,000
2008	33,000
Thereafter	85,196
Total:	$250,196

(5)                     Inventories

Inventories consist of the following:

	December 31
	2003	2002
Raw materials	$2,693,660	$2,855,513
Work in process	296,445	412,668
Finished goods	1,422,501	1,424,649
	$4,412,606	$4,692,830

(6)                     Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31
	2003	2002
Land	$409,119	$85,319
Buildings and improvements	3,685,232	2,056,162
Leasehold improvements	2,032,386	2,162,135
Equipment	22,696,750	21,977,441
Furniture and fixtures	2,086,001	2,062,181
Construction in progress - equipment	2,263,387	864,366
	$33,172,875	$29,207,604

Depreciation expense for the years ended December 31, 2003, 2002, and 2001 was $2,636,526, $2,648,912, and $2,826,870, respectively.

(7)                     Investment in and Advances to Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In compliance with FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company has consolidated the financial statements of UDT as of December 31, 2003.  Prior to December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.  The Company’s proportionate share of the limited partnership’s net income was approximately $25,000 and $35,000 in 2002 and 2001, respectively.  As a result of consolidating UDT, both total assets and total liabilities of the Company increased by $948,000.  There was no impact on net income.

(8)                     Indebtedness

On February 28, 2003 the Company obtained a new credit facility, which has been amended effective December 31, 2003, to reflect, amongst other things, changes to certain financial covenants.  The amended facility includes a revolving credit facility of $12 million collateralized by the Company’s accounts receivable and inventory, a term loan collateralized by the Company’s property, plant and equipment of $5.0 million with a six-year amortization and a term loan collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts, of $2.5 million with a 15-year amortization.  The Company’s new $12 million revolving credit facility, as amended, is due February 28, 2006, and the term loan and mortgage are due February 28, 2008.  Extensions of credit under this facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  For example, as of December 31, 2003, based upon borrowings outstanding of $6.7 million and collateral levels, the Company had availability of $2.3 million of additional credit under this facility.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility of Prime plus 0.25% or LIBOR plus 2.5% on the term debt.  Both components allow for a reduction in rates based upon the Company’s operating performance.  Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants.  As of December 31, 2003, the Company was in compliance with all of these covenants.

At December 31, 2003, the interest rate on these facilities ranged from 3.5% to 4.25%.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313 is included within long-term debt in the Consolidated Financial Statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At December 31, 2003, the outstanding balance was $443,094.  At December 31, 2003, the interest rate was approximately 4%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

Long-term debt consists of the following:

	December 31
	2003	2002
Mortgage note	$2,332,000	$2,236,095
Note payable - term loan	4,496,000	4,441,673
United Development Company mortgage	443,094	—
Total long-term debt	7,271,094	6,677,768
Less current installments	1,048,872	812,037
Long-term debt, excluding current installments	$6,222,222	$5,865,731

Aggregate maturities of long-term debt are as follows:

Year ending December 31:
2004	$1,048,872
2005	1,048,872
2006	1,369,350
2007	1,008,000
2008 and thereafter	2,796,000
$7,271,094

(9)                     Accrued Taxes and Other Expenses

Accrued Taxes and other expenses consist of the following:

	December 31
	2003	2002
Compensation	$751,289	$1,129,833
Benefits	718,045	891,528
Paid time off	374,147	378,946
Other	1,212,479	1,273,992
	$3,055,960	$3,674,299

Accrued taxes and other expenses consist of the following:

(10)              Restructuring Charge

On October 22, 2003, the Company’s Board of Directors approved a formal plan of restructure in response to continued losses in the Company’s Packaging plant in Visalia, California.  To that effect the Company recorded restructuring charges of $1,405,000 consisting of asset impairments of $640,000, severance of $40,000, and future lease commitments of $725,000 in the fourth quarter of 2003.  Of this amount, approximately $765,000 remains on the balance sheet, primarily reflecting lease payments to be made on the property in Visalia after December 31, 2003.

The following table summarizes the activity related to the 2003 restructuring plan:

2003	Provision	$1,405,000
2003	Usage	640,255
12/31/2003	Balance	$764,745

The remaining balance will be primarily used for the lease obligation on the Visalia facility.  This lease obligation will expire on January 1, 2007.

On December 19, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the downturn in the packaging industry.  To that effect, the Company recorded restructuring charges of $1,016,000 in the fourth quarter of 2001.  Of this amount, none remains on the balance sheet at December 31, 2003.

The following table summarizes the activity related to the 2001 restructuring plan:

2001	Provision	$	$1,016,000
2002	Usage		874,177
2003	Usage		141,823
12/31/2003	Balance		$—

(11)              Income Taxes

The Company’s income tax (benefit) provision for the years ended December 31, 2003, 2002, and 2001 consists of approximately:

	Years ended December 31
	2003	2002	2001
Current:
Federal	$(51,000)	$(312,000)	$(1,024,000)
State	31,000	38,000	28,000
	(20,000)	(274,000)	(996,000)
Deferred:
Federal	(798,000)	146,000	(467,000)
State	(21,000)	(15,000)	(248,000)
	(819,000)	131,000	(715,000)
Total income tax benefit	$(839,000)	$(143,000)	$(1,711,000)

At December 31, 2003, the Company has net operating loss carry-forwards for federal income tax purposes of approximately $3.1 million and for state income tax purposes of approximately $200,000, which are available to offset future taxable income and expire during the years ending December 31, 2006 through 2021.

The future benefit of the net operating loss carry-forwards acquired from MFT and Simco will be limited to $600,000 per year in accordance with Section 382 of the Internal Revenue Code.  As of December 31, 2003, net operating loss carry-forwards acquired from MFT and Simco for federal income tax purposes totaled $1,742,000 and $5,142,000, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are approximately as follows:

	December 31
	2003	2002
Deferred tax assets related to:
Reserves not currently deductible	$436,000	$377,000
Research and development credits	111,000	—
Compensation programs	110,000	111,000
Retirement liability	292,000	331,000
Net operating loss carryforwards	3,294,000	3,211,000
Other	25,000	51,000
	4,268,000	4,081,000
Deferred tax liabilities related to:
Excess of book over tax basis of fixed assets	538,000	898,000
Investee tax loss in excess of book losses	57,000	91,000
Capital leases	228,000	466,000
	823,000	1,455,000
Net deferred tax assets	$3,445,000	$2,626,000

The amount recorded as net deferred tax assets as of December 31, 2003 and 2002 represents the amount of tax benefits of existing deductible temporary differences or carry-forwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carry-forward period.  The Company believes that the net deferred tax asset of $3,445,000 at December 31, 2003 is more likely than not to be realized in the carry-forward period.  Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:

	Years ended December 31
	2003	2002	2001
Computed “expected” tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	(0.7)	(4.1)	3.1
Officers’ life insurance	(0.2)	(1.4)	(0.2)
Amortization of goodwill	0.0	0.0	(2.2)
Meals and entertainment	(0.3)	(5.4)	(0.3)
R&D credits	3.5	13.5	1.6
Other	(0.7)	1.4	0.0
Effective tax rate	35.6%	38.0%	36.0%

(12)     Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year.  Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year.  The weighted average number of shares used to compute both basic and diluted income per share consisted of the following:

	Years ended December 31
	2003	2002	2001
Basic weighted average common shares outstanding during the year	4,489,984	4,342,879	4,245,033
Weighted average common equivalent shares due to stock options	0	0	0
Diluted weighted average common shares outstanding during the year	4,489,984	4,342,879	4,245,033

Potential common shares of 93,047, 38,572, and 3,519 were not included in the computation of diluted weighted average common shares outstanding for years ended December 31, 2003, 2002, and 2001, respectively, because their inclusion would be anti-dilutive.

(13)              Stock Option and Employee Stock Purchase Plans

The Company maintains a stock option plan to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, consultants and advisors.  The plan provides for either nonqualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for nonqualified stock options shall be determined by the Stock Option Committee.  These options expire over five- to ten-year periods.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the option.  At December 31, 2003, there were 727,125 options outstanding under the plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At December 31, 2003, there were 57,500 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provides for options for the issuance of up to 425,000 shares of common stock.  These options become exercisable in full six months after the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  At December 31, 2003, there were 351,545 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan which provides that all employees of the Company who work more than twenty hours per week and more than five months in any calendar year and who are employees on or before the applicable offering period are eligible to participate.  The 1998 Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan, participants may have withheld up to 10% of their base salaries during the six month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  To date, 222,020 shares have been issued.

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.

Two types of awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include, without limitation, unrestricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 500,000 shares.  No shares were issued in 2003.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 2003,  2002, and 2001, respectively: no dividend yield for each year; expected volatility of 110%, 113.6%, and 104.5%, risk-free interest rates of 3.22%, 3.25%,  and 4.0%; and expected lives of 5.8, 5.7, and 5.6 years.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price
Outstanding at December 31, 2000	883,058	$3.22
Granted	178,454	1.19
Exercised	—	0
Canceled or expired	(50,500)	3.29

Outstanding at December 31, 2001	1,011,012	$2.85
Granted	159,352	1.17
Exercised	(375)	0.80
Canceled or expired	(83,500)	3.77

Outstanding at December 31, 2002	1,086,489	$2.54
Granted	380,125	1.15
Exercised	—	0
Cancelled or expired	(330,444)	3.21

Outstanding December 31, 2003	1,136,170	$1.88

The weighted-average fair value of options granted during 2003, 2002, and 2001 was $0.98, $0.94, and $0.94, respectively.  There were 934,295 exercisable options as of December 31, 2003.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 12/31/03	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 12/31/03	Weighted average exercise price
$ 0.00 - $0.99	121,125	5.1	$0.80	85,375	$0.81
$ 1.00 - $1.99	568,431	7.2	1.25	414,181	1.24
$ 2.00 - $2.99	300,914	4.1	2.52	289,039	2.52
$ 3.00 - $3.99	108,200	2.8	3.60	108,200	3.60
$ 4.00 - $4.99	25,000	4.0	4.19	25,000	4.19
$ 6.00 - $6.99	12,500	2.5	6.13	12,500	6.13

	1,136,170		$1.88	934,295	$2.02

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

On December 16, 1998, the Company’s Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its common stock at management’s discretion either in the open market or in privately negotiated transactions.  The repurchased stock is expected to be used for general corporate purposes, including the issuance of shares in connection with employee benefit plans.  During 2003 and 2002, no shares were repurchased.  Since December 16, 1998, a total of 870,000 shares have been repurchased for $2,128,125.

(15)              Supplemental Retirement Plan

The Company has a supplemental retirement plan for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment.  The Company recorded an expense of $(98,000), $103,000, and $186,000 for the years ended December 31, 2003, 2002, and 2001, respectively, in accordance with this plan, which includes both current costs and prior service costs for these individuals.  The present value of the supplemental retirement obligation has been calculated using an 8.5% discount rate.  Projected future payments for the years ending December 31, 2004 through 2008 are approximately $137,000, $137,000, $147,000, $147,000, $147,000, respectively, and approximately $342,000 thereafter.

(16)              Commitments and Contingencies

(a)                      Leases – The Company has noncancelable operating leases for certain facilities that expire through 2011.  Certain of the leases contain escalation clauses which require payments of additional rent, as well as increases in related operating costs.  The Company also leases various equipment under capital leases which expire through 2011.

Included in property, plant and equipment are the following amounts held under capital lease:

	December 31
	2003	2002
Equipment	$2,954,968	$1,556,387
Less accumulated amortization	(331,241)	(231,092)
	$2,623,727	$1,325,295

Future minimum lease payments under noncancelable operating leases and the present value of future minimum lease payments under capital leases as of December 31, 2003, are as follows:

	Capital Leases	Operating Leases
Years ending December 31:
2004	463,204	1,825,517
2005	412,156	1,347,260
2006	410,294	1,316,045
2007	388,848	1,048,025
Thereafter	961,820	527,750
Total minimum lease payments	$2,636,322	$6,064,597
Less amount representing interest	352,579
Present value of future minimum lease payments	2,283,743
Less current installments of obligations under capital leases	386,615
Obligations under capital lease, excluding current installments	$1,897,128

Rent expense amounted to approximately $2,126,000, $2,156,000, and $2,337,000 in 2003, 2002, and 2001, respectively.  Approximately $244,000, $246,000, and $270,000 in 2003, 2002 and 2001, respectively, was paid to United Development Company Limited (“UDT”), a real estate company of which the Company owns 26.32%, that owns the Decatur, Alabama, and Kissimmee, Florida, facilities. The 2003 rent expense incurred from “UDT” has been eliminated in consolidation.

In connection with a recently awarded automotive program, the Company has purchased a new forming line for approximately $1.7 million in 2003, and a second similar forming line for approximately $1.9 million in 2004.  The Company expects to enter into a capital lease to finance the second machine.

(b)                     Legal – The Company is a defendant in various administrative proceedings that are being handled in the ordinary course of business.  In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(17)              Profit Sharing Plan

The Company maintains a profit-sharing plan for eligible employees.  Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals as well as discretionary amounts determined by the Board of Directors, and amounted to approximately $345,000, $360,000, and $399,000 in 2003, 2002, and 2001, respectively.

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

(19)     Segment Data

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The Company is organized based on the nature of the products and services that it offers.  Under this structure, the Company produces products within two distinct segments; Packaging and Component Products.  Within the Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics and pulp fiber to provide customers with cushion packaging for their products.  Within the Component Products applications segment, the Company primarily uses cross-linked polyethylene foam to provide customers in the automotive, athletic, leisure and health and beauty industries with engineered product for numerous purposes.

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

The top two customers in the Company’s Component Products segment comprise 16% and 11%, respectively, of that segment’s total sales for the year ended December 31, 2003. No one customer accounted for more than 10% of the Packaging segment sales for the year ended December 31, 2003.

The results for the 2003 Packaging segment include the results of United Development Company Limited.

Financial statement information by reportable segment is as follows:

2003	Component Products	Packaging	Total
Sales	$31,264,862	$29,637,318	$60,902,180
Operating loss	(451,112)	(1,057,320)	(1,508,432)
Total assets	18,939,567	17,809,505	36,749,072
Depreciation / amortization	1,077,602	1,628,790	2,706,392
Capital expenditures	750,280	490,069	1,240,349
Interest expense	381,832	401,840	783,672

2002	Component Products	Packaging	Total
Sales	$31,011,592	$30,177,804	$61,189,396
Operating income	252,561	213,436	465,997
Total assets	17,762,229	17,620,543	35,382,772
Depreciation / amortization	1,018,931	1,666,719	2,685,650
Capital expenditures	516,099	404,221	920,320
Interest expense	(403,870)	(473,833)	(877,703)

2001	Component Products	Packaging	Total
Sales	$31,454,054	$30,119,951	$61,574,005
Operating loss	(2,922,950)	(817,893)	(3,740,843)
Total assets	19,177,792	18,923,727	38,101,519
Depreciation / amortization	1,311,846	1,972,697	3,284,543
Capital expenditures	1,140,504	1,278,004	2,418,508
Interest expense	(478,148)	(551,794)	(1,029,942)

(20)              Quarterly Financial Information (unaudited)

	Q1	Q2	Q3	Q4
Year ended 12/31/2002
Net sales	$15,530,553	$16,648,472	$15,283,405	$13,726,966
Gross profit	2,871,844	3,491,678	3,266,425	2,475,206
Net (loss) income	(315,640)	73,546	3,820	4,479
Basic net loss per share	(0.07)	0.02	0.00	0.00
Diluted net loss per share	(0.07)	0.02	0.00	0.00

Year ended 12/31/2003
Net sales	$14,244,653	$15,352,933	$16,056,162	$15,248,432
Gross profit	2,259,995	2,739,030	3,152,535	2,572,536
Net (loss) income	(368,325)	(95,577)	41,304	(1,093,131)
Basic net loss per share	(0.08)	(0.02)	0.01	(0.24)
Diluted net loss per share	(0.08)	(0.02)	0.01	(0.24)

(21)              Acquisition

In November 2001, the Company purchased the equipment, trademarks, and patents for the E-cube product line of molded fiber loose fill packaging from E-Tech Products, Inc.  The purchase price was approximately $130,000.

In January 2002, the Company acquired selected assets from Excel Acquisition Group, a fabricator of custom foam packaging.  The purchase price was approximately $150,000.

Schedule II

UFP TECHNOLOGIES, INC.

Valuation and Qualifying Accounts

Years ended December 31, 2003, 2002, and 2001

Accounts receivable, allowance for doubtful accounts:

	2003	2002	2001
Balance at beginning of year	$575,406	$519,594	$412,451
Provision charged to expense	(121,795)	125,659	334,712
Write-offs and recoveries	22,014	(69,847)	(227,569)
Balance at end of year	$475,625	$575,406	$519,594

Inventory allowance for obsolescence:

	2003	2002	2001
Balance at beginning of year	$317,479	$368,005	$767,347
Provision charged to expense	174,500	135,276	396,026
Write-offs	(221,690)	(185,802)	(795,368)
Balance at end of year	$270,289	$317,479	$368,005

* * *