Form 10-Q
period 2004-03-31
UFP TECHNOLOGIES INC
filed 2004-05-14
CIK 914156

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

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

Yes   ☒   ;      No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   ;      No   ☒

4,613,930 shares of registrant’s Common Stock, $.01 par value, were outstanding as of April 28, 2004.

UFP Technologies, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1                                FINANCIAL STATEMENTS

UFP Technologies, Inc.
Condensed Consolidated Balance Sheets

	31-Mar-2004	31-Dec-2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$186,484	$310,137
Receivables, less allowances of $469,774 and $475,625	9,549,668	9,139,314
Inventories	4,802,831	4,412,606
Prepaid expenses and other current assets	2,021,060	1,973,409
Total current assets	16,560,043	15,835,466
Property, plant and equipment	33,442,359	33,172,875
Less accumulated depreciation and amortization	(22,322,978)	(21,699,717)
Net property, plant and equipment	11,119,381	11,473,158
Goodwill	6,481,037	6,481,037
Other assets	2,951,099	2,959,411
Total assets	$37,111,560	$36,749,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$6,396,835	$6,737,712
Current installments of long-term debt	1,053,390	1,048,872
Current installments of capital lease obligations	463,354	386,615
Accounts payable	3,265,091	2,632,497
Accrued restructuring charge	580,001	764,745
Accrued expenses and payroll withholdings	3,372,339	3,055,960
Total current liabilities	15,131,010	14,626,401
Long-term debt, excluding current installments	5,960,004	6,222,222
Capital lease obligations, excluding current installments	1,896,510	1,897,128
Minority interest	365,881	455,434
Retirement and other liabilities	856,692	856,692

Stockholders’ equity:
Common stock $.01 value, authorized 20,000,000 shares, issued and outstanding shares 4,613,930 in 2004 and 4,519,666 in 2003	46,139	45,197
Additional paid-in capital	8,585,300	8,429,937
Retained earnings	4,270,024	4,216,061
Total stockholders’ equity	12,901,463	12,691,195

Total liabilities and stockholders’ equity	$37,111,560	$36,749,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	31-Mar-04	31-Mar-03
Net sales	$15,934,254	$14,244,653
Cost of sales	12,692,072	11,984,658
Gross profit	3,242,182	2,259,995
Selling, general and administrative expenses	2,981,472	2,685,925
Operating income (loss)	260,710	(425,930)
Interest expense	170,832	202,847
Minority interest earnings	15,447	0
Other (income)	(12,532)	(34,704)
Income (loss) before income taxes	86,963	(594,073)
Income taxes	33,000	(225,748)
Net income (loss)	$53,963	$(368,325)

Basic net income (loss) per share	$0.01	$(0.08)
Diluted net income (loss) per share	$0.01	$(0.08)

Weighted average number of shares used in computation of per share data:
Basic	4,573,687	4,428,585
Diluted	4,821,405	4,428,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	31-Mar-04	31-Mar-03
Cash flows from operating activities:
Net income (loss)	$53,963	$(368,325)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	631,574	652,294
Minority interest earnings	15,447	0
Equity in net income of unconsolidated affiliate and partnerships	(12,531)	(17,185)
Stock issued in lieu of cash compensation	132,250	108,550
Changes in operating assets and liabilities:
Receivables, net	(410,354)	35,214
Inventories	(390,225)	(182,115)
Prepaid expenses and other current assets	(47,651)	(770,942)
Accounts payable	344,903	768,127
Accrued restructuring charge, net of fixed asset write-offs	(184,744)	(102,881)
Accrued expenses and payroll withholdings	316,379	(728,354)
Other assets	0	(2,093)
Net cash provided by (used in) operating activities	449,011	(607,710)
Cash flows from investing activities:
Additions to property, plant and equipment	(92,885)	(135,921)
Payments from affiliated company	12,531	52,133
Net cash used in investing activities	(80,354)	(83,788)
Cash flows from financing activities:
Repayments of notes payable	(340,877)	(442,421)
Change in book overdrafts	287,691	332,853
Principal repayments of long-term debt	(257,700)	(6,677,768)
Principal repayments of capital lease obligations	(100,479)	(40,436)
Proceeds from long-term borrowings	0	7,500,000
Distribution to United Development Company partners	(105,000)	0
Net proceeds from sale of common stock	24,055	22,032
Net cash (used in) provided by financing activities	(492,310)	694,260
Net (decrease) increase in cash and cash equivalents	(123,653)	2,762
Cash and cash equivalents, at beginning of period	310,137	25,823
Cash and cash equivalents, at end of period	$186,484	$28,585

Significant non-cash transactions:
Property and equipment acquired under capital lease	$176,600	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)                      Basis of Presentation

The interim consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s 2003 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2004, the consolidated statements of operations for the three months ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

(2)                      New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as existing entities. The Company has adopted the provisions of FIN 46 as of December 31, 2003, and, accordingly, has consolidated the financial statements of United Development Company Limited, of which it owns 26.32% (see Note 10).

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, (FAS 150).  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003, and pre-existing instruments as of July 1, 2003. On October 29, 2003, the FASB voted to indefinitely defer the effective date of SFAS No. 150 for mandatorily redeemable instruments as they relate to minority interests in consolidated finite-lived entities through the issuance of FASB Staff Position (FSP) 150-3. The adoption of SFAS

No. 150, as modified by FSP 150-3, did not have an impact on the consolidated financial statements.

In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition” in Financial Statements.  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21,  “Accounting for Revenue Arrangements with Multiple Deliverables.”   Additionally, SAB 104 rescinds the SEC s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition.  Selected portions of the FAQ have been incorporated into SAB 104.  The Company’s current accounting policies conform to the requirements of this Staff Accounting Bulletin.

(3)                      Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	03/31/04	12/31/03
Raw materials	$2,928,143	$2,693,660
Work-in-process	339,900	296,445
Finished goods	1,534,788	1,422,501
Total inventory	$4,802,831	$4,412,606

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(4)                      Restructuring Reserve

On October 22, 2003, the Company’s Board of Directors approved a formal plan of restructure in response to continued losses in the Company’s Packaging plant in Visalia, California.  To that effect the Company recorded restructuring charges, in the fourth quarter of 2003, of $1,405,000, consisting of asset impairments of $640,000, severance of $40,000, and future lease commitments of $725,000.  Of this amount, approximately $580,000 remains on the balance sheet as of March 31, 2004, primarily reflecting future lease payments to be made on the property in Visalia.

The following table summarizes the restructuring activity:

	Total	Asset Impairments	Severance	Future Lease Commitments
Original provision	$1,405,000	$640,000	$40,000	$725,000
2003 usage	$(640,000)	(640,000)	—	—
December 31, 2003 balance remaining	$765,000	—	40,000	725,000
2004 usage	$(185,000)	—	(40,000)	(145,000)
March 31, 2004 balance remaining	$580,000	—	—	580,000

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

At December 31, 2003, there were 727,125 options outstanding under the Company’s 1993 Employee Stock Option Plan (“1993 Plan”).  The purpose of these options is to provide long-term rewards and incentives to the Company’s key employees and officers.  During the first three months of 2004,  no options were issued, 750 options were exercised, and no options were canceled or expired under the 1993 Plan.  At March 31, 2004,  there were 726,375 options outstanding under the Plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At March 31, 2004, there were 57,500 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 150,000 shares of common stock.  In July 2001, the Company amended the plan to provide an additional 25,000 options for the issuance of up to a total of 175,000 shares of common stock.  On June 5, 2002, the Company amended the Plan to increase the allowable amount to 425,000 shares.  These options become exercisable in full upon their issuance and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  There were no options issued during the three-month period ended March 31, 2004.  At March 31, 2004, there were 351,545 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan, which provides that all employees of the Company – who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period – are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld during the six-

month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period.  The Stock Purchase Plan originally provided for the issuance of up to 150,000 shares of common stock.  On June 5, 2002, the Company amended the Plan to increase this quantity to 400,000 shares.  Through March 31, 2004, 244,251 shares were issued under this Plan.

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.  Two types of awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include, without limitation, unrestricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 500,000 shares.  Through March 31, 2004, 71,283 shares of unrestricted stock have been issued under this Plan.

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

The Company’s pro forma information is as follows:

	Three Months Ended
	3/31/2004	3/31/2003
Net income (loss) as reported	$53,963	$(368,325)
Pro forma net income (loss)	33,280	(553,619)
Basic net income (loss) per share as reported	0.01	(0.08)
Pro forma basic net income (loss) per share	0.01	(0.13)
Diluted net income (loss) per share as reported	0.01	(0.08)
Pro forma diluted net income (loss) per share	$0.01	$(0.13)

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

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended
	03/31/2004	03/31/2003
Weighted average common shares outstanding - basic	4,573,687	4,428,585
Weighted average common equivalent shares due to stock options	247,718	—
Weighted average common shares oustanding - diluted	4,821,405	4,428,585

Potential common shares of 38,059 were not included in the three months ended March 31, 2003, because their inclusion would be anti-dilutive.

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

The accounting policies of the segments are the same as those described in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segment based on net income.

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

	Three Months Ended 3/31/04			Three Months Ended 3/31/03
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$7,160,436	$8,773,818	$15,934,254	$6,517,146	$7,727,507	$14,244,653

Net income (loss)	(25,794)	79,757	53,963	(151,924)	(216,401)	(368,325)

(9)                      Indebtedness

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective December 31, 2003, to reflect, amongst other things, changes to certain financial covenants.  As of March 31, 2004, the Company had a $12,000,000 revolving bank line of credit maturing February 28, 2006, of which $6,397,000 was outstanding.  The Company’s borrowing capacity is limited by accounts receivable and inventory levels.  As of March 31, 2004, availability under this facility is limited to approximately $9,100,000.  Borrowings through the credit facility are due on demand, are secured by the general assets of the Company, and bear interest at the prime rate plus 0% to 1.25%, depending on certain financial ratios, or LIBOR plus a margin that can vary from 1.75% to 3.0%, depending on certain financial ratios.  The average interest rate for this line was 3.6% at March 31, 2004.  At March 31, 2004, the Company had two additional loans outstanding.  The first is a $5,000,000 term loan with a six-year straight line amortization that is secured by the Company’s machinery and equipment with an outstanding balance of approximately $4,300,000 at March 31, 2004.  The second is a five-year first mortgage for $2,500,000 with a fifteen-year amortization and is secured by the Company’s real estate in Georgetown, Massachusetts, with a balance of approximately $2,300,000 at March 31, 2004.  The interest rate on both of these loans is the prime rate plus 0% to 1.25% depending on certain financial ratios or LIBOR plus a margin that can vary from 2.0% to 3.0% depending on certain financial ratios.  Actual interest rates for the period ended March 31, 2004, ranged between 3.25% and 3.7%.  Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants.  As of March 31, 2004, the Company is in compliance with all of its debt covenants.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt, as of March 31, 2004, in the consolidated financial statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At March 31, 2004, the outstanding balance was $437,394.  At March 31, 2004, the interest rate was approximately 4%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also has capital lease obligations of approximately $2.4 million at March 31, 2004.  At March 31, 2004, the current portion of all debt including the revolving bank loan and capital lease obligations was approximately $7.9 million.

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

(10)                Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In accordance with the provisions of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company has consolidated the financial statements of UDT as of December 31, 2003, because it absorbs the majority of the expected losses and residual returns.  Prior to December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.  The Company’s proportionate share of the limited partnership’s net income was approximately $17,000 for the period ended March 31, 2003, which was included in other income in the Consolidated Statement of Operations.  As a result of consolidating UDT, both total assets and total liabilities of the Company increased by $832,000, as of March 31, 2004.  However, there was no overall impact on net income for the period ended March 31, 2004.

ITEM 2                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview:

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

While the Company has been downsizing in the last three years, it has also been investing in growth opportunities for the future.  The Company plans to launch a large automotive program in the fourth quarter of 2004.  The Company has been preparing for this program for almost two years, including investing in human resources, machinery and manufacturing space that have resulted in significant operating expenses in 2003 that should continue for the first three quarters of 2004.  The company has also invested in the sales and marketing area, creating a Vice President of Sales and Marketing position and hiring several industry veterans to strengthen its sales team.  Management believes that these investments leave the Company poised for sales growth in 2004 and beyond.

Forward-looking Statements:

This report contains statements that are “forward-looking statements” as that term is defined under the Act and releases issued by the Securities and Exchange Commission.  The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” and other expressions which are predications of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company’s plans, described herein, to launch a program in the fourth quarter of 2004 for an automotive supplier is an example of a forward looking statement.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

The Company cannot guarantee that it will benefit at all from the automotive program it plans to launch in the fourth quarter of 2004.  This program relies upon a contract with an automotive supplier which is terminable by the automotive supplier for any reason, subject to a cancellation charge.  The Company’s revenues from this contract are directly dependent on the ability of the automotive supplier to develop, market and sell its products in a timely, cost-effective manner.  If the automotive supplier’s needs decrease over the course of  the contract, the Company’s estimated revenues from this contract may also decrease.  Even if the Company generates revenue from the project, the Company cannot guarantee that the project will be profitable, particularly if revenues from the contract are less than expected.  Although the Company has met every milestone to date in advance of this program’s launch, the Company cannot guarantee the project’s launch date.

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

Sales:

Net sales for the three-month period ended March 31, 2004, were $15.9 million or 11.9% above sales of $14.2 million in the same period last year.  The increase in sales for the three-month period ended March 31, 2004, is primarily a result of increased sales to existing customers in the medical and military markets in the Component Products segment.

Gross Profit:

Gross profit as a percentage of sales (gross margin) increased to 20.3% for the three-month period ended March 31, 2004, from 15.9% in the same period last year.  The improvement in gross margin for the three-month period ended March 31, 2004, is primarily attributable to economies-of-scale realized on increased sales partially offset by start-up costs associated with new automotive programs.  The Company expects to continue to incur start-up costs associated with a new large automotive program until its scheduled launch in the fourth quarter of 2004.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $3.0 million or 18.7% of net sales for the three-month period ended March 31, 2004, compared to $2.7 million or 18.9% of net sales in the same period last year.  The increase in SG&A dollars is primarily attributable to investments the Company has made in the sales and marketing area as well as the ramp-up of a new automotive program in the southeast.

Other Expenses:

Interest expense for the three-month period ended March 31, 2004, decreased to approximately $170,832 from $203,000 in the same period last year.  Interest expense reductions are primarily due to lower interest rates.

The Company recorded a tax expense of 38% for the three-month period ended March 31, 2004, and a 38% benefit for the same period of 2003.  The Company will continue to assess the realizability of deferred tax assets created by booking tax benefits on operating losses and, where appropriate, record reserves against these assets.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At March 31, 2004 and December 31, 2003, the Company’s working capital was approximately $1.4 million and $1.2 million, respectively.  The increase in working capital is primarily due to increases in accounts receivable and inventories partially offset by increases in accounts payable and accrued expenses.

Net cash provided by operations for the three-month period ended March 31, 2004, was approximately $449,000, compared to net cash used in operations for the three-month period ended March 31, 2003, of approximately $608,000. The increase in cash generated from operations is primarily attributable to improved profits for the quarter as well as the collection of a $408,000 tax refund during the quarter, partially offset by higher customer receivables due to the improved sales. Cash used in investing activities during the three-month period ended March 31, 2004 was approximately $80,000, which primarily was the result of additions to property, plant and equipment of approximately $93,000.  The capital expenditures were primarily related to the additions of manufacturing equipment.

The Company intends to continue to invest in capital equipment to support its operations.  In conjunction with recently awarded programs, the Company is committed to acquire certain equipment for a total of approximately $3.4 million over the next eighteen months.  As of March 31, 2004, the Company has incurred approximately $1.7 million of this commitment.  The Company expects to finance the purchase through equipment leases, but cannot guarantee that it will be able to obtain such financing on favorable terms, if at all.  The Company, from time to time, is engaged in discussions regarding potential strategic acquisitions, but presently does not have any agreements in place.

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective December 31, 2003, to reflect, amongst other things, changes to certain financial covenants.  As of March 31, 2004, the Company had a $12,000,000 revolving bank line of credit maturing February 28, 2006, of which $6,397,000 was outstanding.  The Company’s borrowing capacity is limited by accounts receivable and inventory levels.  As of March 31, 2004, availability under this facility is limited to approximately $9,100,000.  Borrowings through the credit facility are due on demand, are secured by the general assets of the Company, and bear interest at the prime rate plus 0% to 1.25%, depending on certain financial ratios, or LIBOR plus a margin that can vary from 1.75% to 3.0%, depending on certain financial ratios.  The average interest rate for this line was 3.6% at March 31, 2004.  At March 31, 2004, the Company had two additional loans outstanding.  The first is a $5,000,000 term loan with a six-year straight line amortization that is secured by the Company’s machinery and equipment with an outstanding balance of approximately $4,300,000 at March 31, 2004.  The second is a five-year first mortgage for $2,500,000 with a fifteen-year amortization and is secured by the Company’s real estate in Georgetown, Massachusetts, with a balance of approximately $2,300,000 at March 31, 2004.  The interest rate on both of these loans is the prime rate plus 0% to 1.25% depending on certain financial ratios or LIBOR plus a margin that can vary from 2.0% to 3.0% depending on certain financial ratios.  Actual interest rates for the period ended March 31, 2004, ranged between 3.25% and 3.7%.  Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants.  As of March 31, 2004, the Company is in compliance with all of its debt covenants.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt, as of March 31, 2004, in the consolidated financial statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At March 31, 2004, the outstanding balance was $437,394.  At March 31, 2004, the interest rate was approximately 4%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also has capital lease obligations of approximately $2.4 million at March 31, 2004.  At March 31, 2004, the current portion of all debt including the revolving bank loan and capital lease obligations was approximately $7.9 million.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations at March 31, 2004, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loan	Mortgage	United Development Company Mortgage	Total
2004	$1,395,489	$365,861	$630,000	$126,000	$35,172	$2,552,522
2005	1,443,115	391,359	840,000	168,000	40,872	$2,883,346
2006	1,411,901	389,993	840,000	168,000	361,350	$3,171,244
2007	1,143,880	365,400	840,000	168,000	—	$2,517,280
2008 & thereafter	1,150,807	847,251	1,136,000	1,660,000	—	$4,794,058
	$6,545,192	$2,359,864	$4,286,000	$2,290,000	$437,394	$15,918,450

Payments on the United Development Company Limited note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the year ended

December 31, 2003 and through the first quarter of 2004, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At March 31, 2004, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has two debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

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

None

Item 3                Defaults Upon Senior Securities

None

Item 4                Submission of Matters to a Vote of Security Holders

None

Item 5                Other Information

None

Item 6                Exhibits and Reports on Forms 8-K

(a)          The following exhibits are included herein:

Exhibit No.	Description
3.01	Certificate of Incorporation of the Company, as amended
10.34	Facility lease between the Company and Clinton Base Company LLC
31	Rule 13a-14d/15d-14(a) Certifications
32	Section 1350 Certifications

(b)         Reports on Form 8-K:

The Company furnished a Current Report on Form 8-K on March 24, 2004, relating to a press release of the Company’s annual results for the period ended December 31, 2003.

UFP TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

(Registrant)

/s/ May 14, 2004	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly President, Chief Executive Officer and Director

/s/ May 14, 2004	/s/ Ronald J. Lataille
Date	Ronald J. Lataille Vice President, Chief Financial Officer & Treasurer

* * *

EXHIBIT INDEX

Exhibit No.	Description

3.01	Certificate of Incorporation of the Company, as amended
10.34	Facility lease between the Company and Clinton Base Company LLC
31	Rule 13a-14a/15d-14(a) Certifications
32	Section 1350 Certifications