Form 10-Q
period 2004-06-30
UFP TECHNOLOGIES INC
filed 2004-08-11
CIK 914156

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

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

Yes ☐;       No  ☒

4,613,930 shares of registrant’s Common Stock, $.01 par value, were outstanding as of July 26, 2004.

UFP Technologies, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1           FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	30-Jun-04	31-Dec-03
ASSETS
Current assets:
Cash and cash equivalents	$241,155	$310,137
Receivables, less allowances of $486,689 and $475,625	10,352,788	9,139,314
Inventories	5,174,850	4,412,606
Prepaid expenses and other current assets	1,845,528	1,973,409
Total current assets	17,614,321	15,835,466
Property, plant and equipment	33,540,622	33,172,875
Less accumulated depreciation and amortization	(22,908,871)	(21,699,717)
Net property, plant and equipment	10,631,751	11,473,158
Goodwill	6,481,037	6,481,037
Other assets	2,942,785	2,959,411
Total assets	$37,669,894	$36,749,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$6,606,750	$6,737,712
Current installments of long-term debt	1,053,390	1,048,872
Current installments of capital lease obligations	423,791	386,615
Accounts payable	3,513,996	2,632,497
Accrued restructuring charge	480,196	764,745
Accrued expenses and payroll withholdings	3,689,088	3,055,960
Total current liabilities	15,767,211	14,626,401
Long-term debt, excluding current installments	5,701,868	6,222,222
Capital lease obligations, excluding current installments	1,841,133	1,897,128
Minority interest	387,931	455,434
Retirement and other liabilities	856,692	856,692

Stockholders’ equity:
Common stock $.01 value, authorized 20,000,000 shares, issued and outstanding 4,613,930 shares in 2004 and 4,519,666 shares in 2003	46,139	45,197
Additional paid-in capital	8,582,962	8,429,937
Retained earnings	4,485,958	4,216,061
Total stockholders’ equity	13,115,059	12,691,195
Total liabilities and stockholders’ equity	$37,669,894	$36,749,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	30-Jun-04	30-Jun-03	30-Jun-04	30-Jun-03
Net sales	$16,827,393	15,352,933	32,761,647	29,597,586
Cost of sales	13,166,299	12,613,903	25,858,371	24,598,561
Gross profit	3,661,094	2,739,030	6,903,276	4,999,025
Selling, general and administrative expenses	3,118,321	2,640,400	6,099,793	5,326,325
Operating income (loss)	542,773	98,630	803,483	(327,300)
Interest expense	175,358	208,437	346,190	411,284
Minority interest earnings	21,692	—	37,139	—
Other (income)	—	(999)	(12,532)	(35,703)
Income (loss) before income taxes	345,723	(108,808)	432,686	(702,881)
Income taxes	129,431	(13,231)	162,431	(238,979)
Net income (loss)	$216,292	(95,577)	270,255	(463,902)

Basic net income (loss) per share	$0.05	(0.02)	0.06	(0.10)
Diluted net income (loss) per share	$0.04	(0.02)	0.06	(0.10)
Weighted average number of shares used in computation of per share data:
Basic	4,613,180	4,491,950	4,593,393	4,474,969
Diluted	5,005,822	4,491,950	4,910,643	4,474,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	30-Jun-04	30-Jun-03
Cash flows from operating activities:
Net income (loss)	$270,255	$(463,902)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,225,780	1,307,610
Minority interest earnings	37,139	—
Equity in net income of unconsolidated affiliate and partnerships	(12,532)	(17,185)
Stock issued in lieu of cash compensation	132,250	108,550
Changes in operating assets and liabilities:
Receivables, net	(1,213,474)	(291,722)
Inventories	(762,244)	(471,903)
Prepaid expenses and other current assets	127,879	(592,817)
Accounts payable	644,867	771,404
Accrued restructuring charge, net of fixed asset write-offs	(284,549)	(141,823)
Accrued expenses and payroll withholdings	633,127	(801,803)
Other assets	—	(12,864)
Net cash provided by (used in) operating activities	798,498	(606,455)
Cash flows from investing activities:
Additions to property, plant and equipment	(138,207)	(544,062)
Payments from affiliated company	12,532	52,133
Proceeds from surrendering life insurance	—	124,236
Net cash used in investing activities	(125,675)	(367,693)
Cash flows from financing activities:
(Repayments) borrowings of notes payable	(130,962)	63,813
Change in book overdrafts	236,632	331,281
Principal repayments of long-term debt	(515,836)	(6,845,768)
Principal repayments of capital lease obligations	(248,359)	(84,136)
Proceeds from long-term borrowings	—	7,500,000
Distribution to United Development Company partners	(105,000)	—
Net proceeds from sale of common stock	21,720	22,031
Net cash (used in) provided by financing activities	(741,805)	987,221
Net (decrease) increase in cash and cash equivalents	(68,982)	13,073
Cash and cash equivalents, at beginning of period	310,137	25,823
Cash and cash equivalents, at end of period	$241,155	$38,896

Significant non-cash transactions:
Property and equipment acquired under capital lease	$229,540	$613,480

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

The condensed consolidated balance sheet as of June 30, 2004, the consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results of operations for the three and six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

(2)       Stock Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock option and employee stock purchase plans.  As a result, no compensation cost has been recognized in connection with these plans.

Since the Company accounts for its stock option plans under APB 25, certain pro forma information regarding net income and net income per share is required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), as if the Company had accounted for its stock option plans under the fair value approach of SFAS 123.  For purposes of the pro forma disclosures, the estimated fair value of the stock plans is fully amortized over the related vesting period of the options.

The fair value of each option grant is estimated on the date of grant, using the Black Scholes option – pricing model with the following weighted average assumptions used for grants made in 2004 and 2003 respectively: no dividend yield for each year, expected volatility of 103.5% and 114%, risk-free interest of 3.8% and 2.5%, and expected life of 5.6 and 5.7 years.

The Company’s pro forma information is as follows:

	Three & Six Months Ended June 30
	2004		2003
	3 Months	6 Months	3 Months	6 Months
Net income (loss) as reported	$216,292	270,255	(95,577)	(463,902)
Pro forma net income (loss)	(236,591)	(203,311)	(210,230)	(763,849)
Basic net income (loss) per share as reported	0.05	0.06	(0.02)	(0.10)
Pro forma basic net income (loss) per share	(0.05)	(0.04)	(0.05)	(0.17)
Diluted net income (loss) per share as reported	0.04	0.06	(0.02)	(0.10)
Pro forma diluted net income (loss) per share	$(0.05)	(.04)	(0.05)	(0.17)

The effect of applying SFAS 123 as shown above in the pro forma disclosures is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to 1995.

(3)       New Accounting Pronouncements

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No.51.” The primary objective of the Interpretation is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights. Such entities are known as variable-interest entities (VIEs). Although the FASB’s initial focus was on special-purpose entities (SPEs), the final guidance applies to a wide range of entities. FIN 46 applies to new entities that are created after the effective date, as well as existing entities. The Company has adopted the provisions of FIN 46 as of December 31, 2003, and, accordingly, has consolidated the financial statements of United Development Company Limited, of which it owns 26.32% (see Note 10).

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

In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements.”  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21,  “Accounting for Revenue Arrangements with Multiple Deliverables.”   Additionally, SAB 104 rescinds the SEC s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition.  Selected portions of the FAQ have been incorporated into SAB 104.  The Company’s current accounting policies conform to the requirements of this Staff Accounting Bulletin.

(4)       Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	06/30/04	12/31/03
Raw materials	$3,075,855	$2,693,660
Work-in-process	258,761	296,445
Finished goods	1,840,234	1,422,501
Total inventory	$5,174,850	$4,412,606

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(5)       Restructuring Reserve

On October 22, 2003, the Company’s Board of Directors approved a formal plan of restructure in response to continued losses in the Company’s Packaging plant in Visalia, California.  To that effect the Company recorded restructuring charges, in the fourth quarter of 2003, of $1,405,000, consisting of asset impairments of $640,000, severance of $40,000, and future lease commitments of $725,000.  Of this amount, approximately $480,000 remains on the balance sheet as of June 30, 2004, primarily reflecting future lease payments to be made on the property in Visalia through March 31, 2007.

The following table summarizes the restructuring activity:

	Total	Asset Impairments	Severance	Future Lease Commitments
Original provision	$1,405,000	$640,000	$40,000	$725,000
2003 usage	(640,000)	(640,000)	—	—
December 31, 2003 balance remaining	765,000	—	40,000	725,000
2004 usage	(285,000)	—	(40,000)	(245,000)
June 30, 2004 balance remaining	$480,000	$—	$—	$480,000

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

At December 31, 2003, there were 727,125 options outstanding under the Company’s 1993 Employee Stock Option Plan (“1993 Plan”).  The purpose of these options is to provide long-term rewards and incentives to the Company’s key employees and officers.  During the first six months of 2004, 100,000 options were issued, 750 options were exercised, and 3,750 options were canceled or expired under the 1993 Plan.  At June 30, 2004,  there were 822,625 options outstanding under the Plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  During the first six months of 2004, 7,500 shares expired under the 1993 Director Plan.  At June 30, 2004, there were 50,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 150,000 shares of common stock.  In July 2001, the Company amended the plan to provide an additional 25,000 options for the issuance of up to a total of 175,000 shares of common stock.  On June 5, 2002, the Company amended the Plan to increase the allowable amount to 425,000 shares.  On June 2, 2004, the Company amended the Plan to increase the allowable amount to 725,000 shares.  These options become exercisable in full upon their issuance and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  There were 86,334 options issued under the 1998 Director Plan during the six-month period ended June 30, 2004.  At June 30, 2004, there were 437,879 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan, which provides that all employees of the Company – who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period – are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld during the six-month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period.  The Stock Purchase Plan originally provided for the issuance of up to 150,000 shares of common stock.  On June 5, 2002, the Company amended the Plan to increase this quantity to 400,000 shares.  Through June 30, 2004, 244,251 shares were issued under this Plan.

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives to certain of the

Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.  Two types of awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include, without limitation, unrestricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 500,000 shares.  Through June 30, 2004, 71,283 shares of unrestricted stock have been issued under this Plan.

(7)       Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended		Six Months Ended
	6/30/2004	6/30/2003	6/30/2004	6/30/2003
Weighted average common shares outstanding, basic	4,613,180	4,491,950	4,593,393	4,474,969
Weighted average common equivalent shares due to stock options	392,642	—	317,250	—
Weighted average common shares outstanding, diluted	5,005,822	4,491,950	4,910,643	4,474,969

Potential common shares of 36,623 and 38,142 were not included in the three-month and six-month periods ended June 30, 2003, respectively, because their inclusion would be anti-dilutive.

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

The accounting policies of the segments are the same as those described in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2003, as filed with the

Securities and Exchange Commission.  The Company evaluates the performance of its operating segments based on net income.

Inter-segment transactions are uncommon and not material.  Therefore, they have not been separately reflected in the financial table below.  The totals of the reportable segments’ revenues and net income agree with the Company’s comparable amount contained in the interim financial statements.  Revenues from customers outside of the United States are not material.  One customer in the Component Products group comprises 10% of the Company’s consolidated revenues.  All of the Company’s assets are located in the United States.

	Three Months Ended 6/30/04			Three Months Ended 6/30/03
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$8,008,282	$8,819,111	$16,827,393	$7,138,659	$8,214,273	$15,352,932
Net income (loss)	24,038	192,254	216,292	(14,604)	(80,973)	(95,577)

	Six Months Ended 6/30/04			Six Months Ended 6/30/03
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$15,168,718	$17,592,929	$32,761,647	$13,655,805	$15,941,780	$29,597,585
Net income (loss)	(1,756)	272,011	270,255	(166,528)	(297,374)	(463,902)

(9)       Indebtedness

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective December 31, 2003 and June 28, 2004, to reflect, amongst other things, changes to certain financial covenants and an increase of $1.5 million in the amount available for a term loan.  As of June 30, 2004, the Company had a $12,000,000 revolving bank line of credit maturing February 28, 2006, of which $6,607,000 was outstanding.  The Company’s borrowing capacity is limited by accounts receivable and inventory levels which, at June 30, 2004, allowed for an additional $3,200,000 in borrowings.  Borrowings through the credit facility are due on demand, are secured by the general assets of the Company, and bear interest at the prime rate plus 0% to 1.25%, depending on certain financial ratios, or LIBOR plus a margin that can vary from 1.75% to 3.0%, depending on certain financial ratios.  The average interest rate for this line was 3.6% at June 30, 2004.

At June 30, 2004, the Company had two additional loans outstanding.  The first is a $5,000,000 term loan with a six-year straight line amortization that is secured by the Company’s machinery and equipment with an outstanding balance of approximately $4,076,000 at June 30, 2004.  The second is a five-year first mortgage for $2,500,000 with a fifteen-year amortization and is secured by the Company’s real estate in Georgetown, Massachusetts, with a balance of approximately $2,248,000 at June 30, 2004.  The interest rate on both of these loans is the prime rate plus 0% to 1.25% depending on certain financial ratios or LIBOR plus a margin that can vary from 2.0% to 3.0% depending on certain financial ratios.  Actual interest rates for the period ended June 30, 2004, ranged between 3.5% and 3.7%.  Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants.  As of June 30, 2004, the Company is in compliance with all of its debt covenants.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt, as of June 30, 2004, in the consolidated financial statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At June 30, 2004, the outstanding balance was $431,000.  At June 30, the interest rate was approximately 4%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also has capital lease obligations of approximately $2,265,000 million at June 30, 2004.  At June 30, 2004, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $8.1 million.

(10)     Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In accordance with the provisions of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company has consolidated the financial statements of UDT as of December 31, 2003, because it absorbs the majority of the expected losses and residual returns.  Prior to December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.  The Company’s proportionate share of the limited partnership’s net income was approximately zero and $17,000 for the three-month and six-month periods ended June 30, 2003, respectively, which was included in other income in the Consolidated Statement of Operations.  As a result of consolidating UDT, both total assets and total liabilities of the Company increased by $854,000, as of June 30, 2004.  However, there was no overall impact on net income for the period ended June 30, 2004.

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

While the Company has been downsizing in the last three years, it has also been investing in growth opportunities for the future.  The Company plans to launch a large automotive program in the fourth quarter of 2004.  The Company has been preparing for this program for almost two years, including investing in human resources, machinery and manufacturing space that have resulted in significant operating expenses in 2003 and the first six-months of 2004 that should continue until the program launches in late 2004.   The company has also invested in the sales and marketing area, creating a Vice

President of Sales and Marketing position and hiring several industry veterans to strengthen its sales team.  Management believes that these investments leave the Company poised for sales growth for the balance of 2004 and beyond.

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

Sales:

Net sales for the three-month period ended June 30, 2004, were $16.8 million or 9.6% above sales of $15.4 million in the same period last year.  Sales of $32.8 million for the six-month period ended June 30, 2004, were 10.7% higher than sales of $29.6 million in the same period last year.  The increase in sales for both periods is primarily a result of increased sales volume to existing customers in the medical and military markets in the Component Products segment as well as increased sales in the Company’s newest plant in El Paso (Engineered Packaging segment).

Gross Profit:

Gross profit as a percentage of sales (gross margin) increased to 21.8% for the three-month period ended June 30, 2004, from 17.8% in the same period last year.  Gross margin for the six-month period ended June 30, 2004 increased to 21.1% from 16.9% in the same period of 2003.  The improvement in gross margin for both the three-month and six-month periods ended June 30, 2004, is primarily attributable to economies-of-scale realized on increased sales and lower fixed operating costs associated with the closure of the Company’s plant in Visalia, California partially offset by start-up costs associated with new automotive programs.  The Company expects to continue to incur start-up costs associated with a new large automotive program until its scheduled launch in the fourth quarter of 2004.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $3.1 million or 18.5% of net sales for the three-month period ended June 30, 2004, compared to $2.6 million or 17.2% of net sales in the same period last year.  SG&A expenses for the six-month period ended June 30, 2004 was $6.1 million, or 21.1% of net sales, compared to $5.3 million, or 18% of net sales in the six-month period ended June 30, 2003.  The increase in SG&A expenses, both in dollars and as a percent of sale, in both periods is primarily attributable to investments the Company has made in the sales and marketing area as well as the ramp-up of the new automotive program.

Other Expenses:

Interest expense for the three-month period ended June 30, 2004, decreased to approximately $175,000  from $208,000 in the same period last year.  Interest expense for the six-month period ended June 30, 2004 decreased to $346,000 from $411,000 for the same period ended 2003.  Interest expense reductions are primarily due to lower interest rates.

The Company recorded a tax expense of 38 % for the three- and six-month periods ended June 30, 2004.  The Company recorded a tax benefit of 12% and 34% for the three- and six-month periods ended June 30, 2003.  The Company will continue to assess the realizability of deferred tax assets and, where appropriate, record reserves against these assets.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At June 30, 2004 and December 31, 2003, the Company’s working capital was approximately $1.8 million and $1.2 million, respectively.  The increase in working capital is primarily due to increases in accounts receivable and inventories partially offset by increases in accounts payable and accrued expenses.

Net cash provided by operations for the six-month period ended June 30, 2004, was approximately $798,000, compared to net cash of $606,000 used in operations for the six-month period ended June 30, 2003. The increase in cash generated from operations is primarily attributable to improved profits for the first and second quarters as well as the collection of a $408,000 tax refund during the first quarter, partially offset by higher customer receivables and inventories due to the improved sales. Cash used in investing activities during the six-month period ended June 30, 2004 was approximately $126,000, which primarily was the result of additions to property, plant and equipment of approximately $138,000.  The capital expenditures were primarily related to the additions of manufacturing equipment.

The Company intends to continue to invest in capital equipment to support its operations.  In conjunction with recently awarded programs, the Company is committed to acquire certain equipment for a total of approximately $3.4 million.  As of June 30, 2004, the Company has incurred approximately $1.9 million of this commitment.  The remaining $1.5 million is expected to be procured within the next six months.  Through the amendment of its credit facility, the Company has secured financing for up to $1.5 million of this amount from its lead bank.  The Company, from time to time, is engaged in discussions regarding potential strategic acquisitions, but presently does not have any agreements in place.

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective December 31, 2003 and June 28, 2004, to reflect, amongst other things, changes to certain financial covenants and an increase of $1.5 million in the amount available for a term loan.  As of June 30, 2004, the Company had a $12,000,000 revolving bank line of credit maturing February 28, 2006, of which $6,607,000 was outstanding.  The Company’s borrowing capacity is limited by accounts receivable and inventory levels which, at June 30, 2004, allowed for an additional $3,200,000 in borrowings.  Borrowings through the credit facility are due on demand, are secured by the general assets of the Company, and bear interest at the prime rate plus 0% to 1.25%, depending on certain financial ratios, or LIBOR plus a margin that can vary from 1.75% to 3.0%, depending on certain financial ratios.  The average interest rate for this line was 3.6% at June 30, 2004.

At June 30, 2004, the Company had two additional loans outstanding.  The first is a $5,000,000 term loan with a six-year straight line amortization that is secured by the Company’s machinery and equipment with an outstanding balance of approximately $4,076,000 at June 30, 2004.  The second is a five-year first mortgage for $2,500,000 with a fifteen-year amortization and is secured by the Company’s real estate in Georgetown, Massachusetts, with a balance of approximately $2,248,000 at June 30, 2004.  The interest rate on both of these loans is the prime rate plus 0% to 1.25% depending on certain financial ratios or LIBOR plus a margin that can vary from 2.0% to 3.0% depending on certain financial ratios.  Actual interest rates for the period ended June 30, 2004, ranged between 3.5% and 3.7%.  Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants.  As of June 30, 2004, the Company is in compliance with all of its debt covenants.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt, as of June 30, 2004, in the consolidated financial statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At June 30, 2004, the outstanding balance was $431,000.  At June 30, 2004, the interest rate was approximately 4%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also has capital lease obligations of approximately $2,265,000 million at June 30, 2004.  At June 30, 2004, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $8.1 million.

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

Contractual Obligations:

The following table summarizes the Company’s contractual obligations at June 30, 2004, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loan	Mortgage	United Development Company Mortgage	Total
2004	$953,831	$223,864	$420,000	$84,000	$29,036	$1,710,731
2005	1,443,115	400,802	840,000	168,000	40,872	$2,892,789
2006	1,411,901	400,233	840,000	168,000	361,350	$3,181,484
2007	1,143,880	375,543	840,000	168,000	—	$2,527,423
2008 & thereafter	1,150,807	864,482	1,136,000	1,660,000	—	$4,811,289
	$6,103,534	$2,264,924	$4,076,000	$2,248,000	$431,258	$15,123,716

Payments on the United Development Company Limited note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the year ended December 31, 2003 and through the first six months of 2004, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At June 30, 2004, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has three debt instruments [including United Development note] where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

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

None

Item 3         Defaults Upon Senior Securities

None

Item 4         Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the company was held on June 2, 2004, at which the stockholders voted on whether to (i) elect three directors to the company’s board of directors for terms of office of three years or until the 2007 annual meeting of stockholders, and (ii) approve an amendment to the UFP Technologies, Inc. 1998 Director Stock Options Incentive Plan:

(i)    to adopt the proposal to elect the following directors:

William H. Shaw, with 4,250,700 shares voting for, 46,562 shares withheld

Kenneth L. Gestal, with 4,230,700 shares voting for, 66,562 shares withheld

Thomas W. Oberdorf, with 4,230,700 shares voting for, 66,562 shares withheld in each case, there were no broker nonvoting shares cast, and,

(ii)   to adopt the proposal to amend the company’s 1998 Director Stock Option Plan with 3,070,747 shares voting for, 123,164 shares voting against, 80,200 shares abstaining, and 1,023,151 broker nonvotes.

Item 5         Other Information

None

Item 6         Exhibits and Reports on Forms 8-K

(a)   The following exhibits are included herein:

Exhibit No.	Description
10.35	Second Amendment to Credit Agreement between the Company and Fleet Capital Corporation
31	Rule 13a-14d/15d-14(a) Certifications
32	Section 1350 Certifications

(b)   Reports on Form 8-K:

None.

UFP TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

(Registrant)

/s/ August 11, 2004	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly President, Chief Executive Officer and Director

/s/ August 11, 2004	/s/ Ronald J. Lataille
Date	Ronald J. Lataille Vice President, Chief Financial Officer & Treasurer

* * *

EXHIBIT INDEX

Exhibit No.	Description
10.35	Second Amendment to Credit Agreement between the Company and Fleet Capital Corporation
31	Rule 13a-14a/15d-14(a) Certifications
32	Section 1350 Certifications