Form 10-Q
period 2004-09-30
UFP TECHNOLOGIES INC
filed 2004-11-12
CIK 914156

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2004

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

Yes ☐;       No ☒

4,630,678 shares of registrant’s Common Stock, $.01 par value, were outstanding as of October 25, 2004.

UFP Technologies, Inc.

Index

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003
Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003
Notes to Interim Consolidated Financial Statements
Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II - OTHER INFORMATION
SIGNATURES
Exhibit Index

PART I: FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Sep-04	31-Dec-03
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$289,216	$310,137
Receivables, less allowances of $520,200 and $475,625	10,866,994	9,139,314
Inventories	5,099,863	4,412,606
Prepaid expenses and other current assets	1,668,091	1,973,409
Total current assets	17,924,164	15,835,466
Property, plant and equipment	34,498,862	33,172,875
Less accumulated depreciation and amortization	(23,478,096)	(21,699,717)
Net property, plant and equipment	11,020,766	11,473,158
Goodwill	6,481,037	6,481,037
Other assets	2,885,013	2,959,411
Total assets	$38,310,980	$36,749,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$7,046,360	$6,737,712
Current installments of long-term debt	1,111,000	1,048,872
Current installments of capital lease obligations	398,778	386,615
Accounts payable	3,868,021	2,632,497
Accrued restructuring charge	31,917	764,745
Accrued expenses and payroll withholdings	3,604,184	3,055,960
Total current liabilities	16,060,260	14,626,401
Long-term debt, excluding current installments	5,899,176	6,222,222
Capital lease obligations, excluding current installments	1,746,651	1,897,128
Minority interest	415,714	455,434
Retirement and other liabilities	856,692	856,692
Stockholders’ equity:
Common stock $.01 value, authorized 20,000,000 shares, issued and outstanding 4,630,678 shares in 2004 and 4,519,666 shares in 2003	46,307	45,197
Additional paid-in capital	8,609,391	8,429,937
Retained earnings	4,676,789	4,216,061
Total stockholders’ equity	13,332,487	12,691,195
Total liabilities and stockholders’ equity	$38,310,980	$36,749,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep-04	30-Sep-03	30-Sep-04	30-Sep-03
Net sales	$17,657,812	16,056,162	50,419,459	45,653,748
Cost of sales	14,440,127	12,903,627	40,298,498	37,502,188
Gross profit	3,217,685	3,152,535	10,120,961	8,151,560
Selling, general and administrative expenses	2,989,877	2,906,147	9,089,671	8,232,472
Restructuring charge	(280,000)	—	(280,000)	—
Operating income (loss)	507,808	246,388	1,311,290	(80,912)
Interest expense	172,346	183,826	518,536	595,110
Minority interest earnings	28,142	—	65,281	—
Other income	—	—	(12,533)	(35,703)
Income (loss) before income taxes	307,320	62,562	740,006	(640,319)
Income taxes	116,847	21,258	279,278	(217,721)
Net income (loss)	$190,473	41,304	460,728	(422,598)
Basic net income (loss) per share	$0.04	0.01	0.10	(0.09)
Diluted net income (loss) per share	$0.04	0.01	0.09	(0.09)
Weighted average number of shares used in computation of per share data:
Basic	4,626,967	4,516,586	4,604,637	4,479,040
Diluted	5,048,659	4,600,857	4,954,113	4,479,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	30-Sep-04	30-Sep-03
Cash flows from operating activities:
Net income (loss)	$460,728	$(422,598)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,803,318	1,970,111
Minority interest earnings	65,281	—
Equity in net income of unconsolidated affiliate	(12,533)	(17,185)
Stock issued in lieu of cash compensation	132,250	108,550
Changes in operating assets and liabilities:
Receivables, net	(1,727,680)	(1,273,758)
Inventories	(687,257)	(214,806)
Prepaid expenses and other current assets	305,318	(427,303)
Accounts payable	900,461	634,477
Accrued restructuring charge, net of fixed asset write-offs	(732,828)	(141,823)
Accrued expenses and payroll withholdings	548,224	(438,517)
Retirement and other liabilities	—	(15,000)
Other assets	49,459	(12,679)
Net cash provided by (used in) operating activities	1,104,741	(250,531)
Cash flows from investing activities:
Additions to property, plant and equipment	(1,096,447)	(901,242)
Payments from affiliated company	12,533	52,178
Proceeds from surrendering life insurance	—	124,236
Net cash used in investing activities	(1,083,914)	(724,828)
Cash flows from financing activities:
Borrowings of notes payable	308,648	756,782
Change in book overdrafts	335,063	(68,089)
Principal repayments of long-term debt	(773,326)	(7,097,768)
Principal repayments of capital lease obligations	(367,854)	(166,798)
Proceeds from long-term borrowings	512,408	7,500,000
Distribution to United Development Company partners	(105,001)	—
Net proceeds from sale of common stock	48,314	47,946
Net cash (used in) provided by financing activities	(41,748)	972,073
Net decrease in cash and cash equivalents	(20,921)	(3,286)
Cash and cash equivalents, at beginning of period	310,137	25,823
Cash and cash equivalents, at end of period	$289,216	$22,537
Significant non-cash transactions:
Property and equipment acquired under capital lease	$229,540	$1,033,721

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

The condensed consolidated balance sheet as of September 30, 2004, the consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results of operations for the three and nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

(2)                      Stock Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock option and employee stock purchase plans.  As a result, no compensation cost has been recognized in connection with these plans.

Since the Company accounts for its stock option plans under APB 25, certain pro forma information regarding net income and net income per share is required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (FAS 123), as if the Company had accounted for its stock option plans under the fair value approach of SFAS 123.  For purposes of the pro forma disclosures, the estimated fair value of the stock options are fully amortized over the related vesting period of the options.

The fair value of each option grant is estimated on the date of grant, using the Black Scholes option pricing model with the following weighted average assumptions used for grants made in 2004 and 2003 respectively: no dividend yield for each year, expected volatility of 99.8% and 114.8%, risk-free interest of 3.4% and 2.8%, and expected life of 5.7 and 5.9 years.

The Company’s pro forma information is as follows:

	Three & Nine Months Ended September 30
	2004		2003
	3 Months	9 Months	3 Months	9 Months
Net income (loss) as reported	$190,473	$460,728	$41,304	$(422,598)
Pro forma net income (loss)	49,891	(153,420)	(12,189)	(776,038)
Basic net income (loss) per share as reported	0.04	0.10	0.01	(0.09)
Pro forma basic net income (loss) per share	0.01	(0.03)	—	(0.17)
Diluted net income (loss) per share as reported	0.04	0.09	0.01	(0.09)
Pro forma diluted net income (loss) per share	$0.01	$(0)	$—	$(0)

Potential common shares of 349,476 and 50,329 were not included in the nine months ended September 30, 2004 and 2003, respectively, because their inclusion would be anti dilutive.

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

In December 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements.”  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21,  “Accounting for Revenue

Arrangements with Multiple Deliverables.”   Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition.  Selected portions of the FAQ have been incorporated into SAB 104.  The Company’s current accounting policies conform to the requirements of this Staff Accounting Bulletin.

(4)                      Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	09/30/04	12/31/03
Raw materials	$3,264,454	$2,693,660
Work-in-process	328,098	296,445
Finished goods	1,507,311	1,422,501
Total inventory	$5,099,863	$4,412,606

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(5)                      Restructuring Reserve

On October 22, 2003, the Company’s Board of Directors approved a formal plan of restructure in response to continued losses in the Company’s Packaging plant in Visalia, California.  To that effect the Company recorded restructuring charges, in the fourth quarter of 2003, of $1,405,000, consisting of asset impairments of $640,000, severance of $40,000, and future lease commitments of $725,000.  Of this amount, approximately $32,000 remains on the balance sheet as of September 30, 2004.  During the third quarter of 2004, the Company executed a termination agreement for the lease for its Visalia, California property for a lump-sum payment of approximately $100,000.  As a result, the Company reversed $280,000 of previously recorded restructuring reserve.

The following table summarizes the restructuring activity:

	Total	Asset Impairments	Severance	Future Lease Commitments
Original provision	$1,405,000	$640,000	$40,000	$725,000
2003 non cash usage	(640,000)	(640,000)	—	—
December 31, 2003 balance remaining	765,000	—	40,000	725,000
2004 non cash usage	(280,000)			(280,000)
2004 cash usage	(453,000)	—	(40,000)	(413,000)
September 30, 2004 balance remaining	$32,000	$—	$—	$32,000

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

At December 31, 2003, there were 727,125 options outstanding under the Company’s 1993 Employee Stock Option Plan (“1993 Plan”).  The purpose of these options is to provide long-term rewards and incentives to the Company’s key employees and officers.  During the first nine months of 2004, 135,000 options were issued, 1,500 options were exercised, and 43,750 options were canceled or expired under the 1993 Plan.  At September 30, 2004, there were 816,875 options outstanding under the Plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was discontinued.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  During the first nine months of 2004, 7,500 shares expired under the 1993 Director Plan.  At September 30, 2004, there were 50,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 150,000 shares of common stock.  In July 2001, the Company amended the plan to provide an additional 25,000 options for the issuance of up to a total of 175,000 shares of common stock.  On June 5, 2002, the Company amended the Plan to increase the allowable amount to 425,000 shares.  On June 2, 2004, the Company amended the Plan to increase the allowable amount to 725,000 shares.  These options become exercisable in full upon their issuance and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  There were 122,334 options issued under the 1998 Director Plan during the nine-month period ended September 30, 2004.  At September 30, 2004, there were 473,879 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan, which provides that all employees of the Company — who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period — are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld during the six-month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period.  The Stock Purchase Plan originally provided for the issuance of up to 150,000 shares of common stock.  On June 5, 2002, the Company amended the Plan to increase this quantity to 400,000 shares.  Through September 30, 2004, 260,249 shares were issued under this Plan.

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.  Two types of awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include, without limitation, unrestricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 500,000 shares.  Through September 30, 2004, 71,283 shares of unrestricted stock have been issued under this Plan.

(7)                      Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended		Nine Months Ended
	9/30/2004	9/30/2003	9/30/2004	9/30/2003
Weighted average common shares outstanding, basic	4,626,967	4,516,586	4,604,637	4,479,040
Weighted average common equivalent shares due to stock options	421,692	84,271	349,476	—
Weighted average common shares outstanding, diluted	5,048,659	4,600,857	4,954,113	4,479,040

Potential common shares of 50,329 were not included in the nine-month period ended September 30, 2003, because their inclusion would be anti-dilutive.

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

Inter-segment transactions are uncommon and not material.  Therefore, they have not been separately reflected in the financial table below.  The totals of the reportable segments’ revenues and net income agree with the Company’s comparable amount contained in the interim financial statements.  Revenues from customers outside of the United States are not material.  No one customer in either group comprises greater than 10% of the Company’s consolidated revenues.  All of the Company’s assets are located in the United States.

	Three Months Ended 9/30/04			Three Months Ended 9/30/03
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$8,283,493	$9,374,319	$17,657,812	$7,992,362	$8,063,800	$16,056,162
Net income (loss)	181,297	9,176	190,473	36,950	4,354	41,304

	Nine Months Ended 9/30/04			Nine Months Ended 9/30/03
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$23,452,211	$26,967,248	$50,419,459	$21,648,168	$24,005,580	$45,653,748
Net income (loss)	179,541	281,187	460,728	(129,578)	(293,020)	(422,598)

(9)                      Indebtedness

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective December 31, 2003 and June 28, 2004, to reflect, amongst other things, changes to certain financial covenants and an increase of $1.5 million in the amount available for a term loan.  As of September 30, 2004, the Company had a $12,000,000 revolving bank line of credit maturing February 28, 2006, of which $7,046,000 was outstanding.  The Company’s borrowing capacity is limited by accounts receivable and inventory levels which, at September 30, 2004, allowed for approximately an additional $3,500,000 in borrowings.  Borrowings through the credit facility are due on demand, are secured by the general assets of the Company, and bear interest at the prime rate plus 0% to 1.25%, depending on certain financial ratios, or LIBOR plus a margin that can vary from 1.75% to 3.0%, depending on certain financial ratios.  The average interest rate for this line was 3.9% at September 30, 2004.

At September 30, 2004, the Company had three additional loans outstanding.  The first is a $5,000,000 term loan with a six-year straight line amortization that is secured by the Company’s machinery and equipment with an outstanding balance of approximately $3,866,000 at September 30, 2004.  The second is a five-year first mortgage for $2,500,000 with a fifteen-year amortization and is secured by the Company’s real estate in Georgetown, Massachusetts, with a balance of approximately $2,206,000 at September 30, 2004.  The third is a six-year $1,500,000 loan, of which $512,000 was drawn and outstanding as of September 30, 2004, that is secured by the Company’s machinery and equipment.   The interest rate on all of these loans is the prime rate plus 0% to 1.25% depending on certain financial ratios or LIBOR plus a margin that can vary from 2.0% to 3.0% depending on certain financial ratios.  Actual interest rates at September 30, 2004, ranged between 3.6% and 3.9%.  Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants.  As of September 30, 2004, the Company is in compliance with all of its debt covenants.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Company’s Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt, as of September 30, 2004, in the consolidated financial statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At September 30, 2004, the outstanding balance was $425,768.  At September 30, the interest rate was approximately 4.5%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also has capital lease obligations of approximately $2,145,000 at September 30, 2004.  At September 30, 2004, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $8,556,000.

The Company has book overdrafts of approximately $1,480,000 and $1,145,000 at September 30, 2004 and December 31, 2003 respectively. The Company classifies book overdrafts within Accounts Payable on its Consolidated Balance Sheets.

(10)                Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In accordance with the provisions of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company has consolidated the financial statements of UDT beginning at December 31, 2003, because it absorbs the majority of the expected losses and residual returns.  Prior to December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.  The Company’s proportionate share of the limited partnership’s net income was approximately $10,000 and $26,000 for the three-month and nine-month periods ended September 30, 2003, respectively, which was included in other income in the Consolidated Statement of Operations.  As a result of consolidating UDT, both total assets and total liabilities of the Company increased by $877,000, as of September 30, 2004.  However, there was no overall impact on net income for the three and nine month periods ended September 30, 2004.

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

While the Company has been downsizing in the last three years, it has also been investing in growth opportunities for the future.  The Company plans to launch a large automotive program in the fourth quarter of 2004.  The Company has been preparing for this program for almost two years, including investing in human resources, machinery and manufacturing space that have resulted in significant operating expenses in 2003 and the first nine-months of 2004 that should continue until the program launches in late 2004.   The company has also invested in the sales and marketing area, creating a Vice President of Sales and Marketing position and hiring several industry veterans to strengthen its sales team.  Management believes that these investments leave the Company poised for sales growth for the balance of 2004 and beyond.

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

Sales:

Net sales for the three-month period ended September 30, 2004, were $17.7 million or 10.0% above sales of $16.1 million in the same period last year.  Sales of $50.4 million for the nine-month period ended September 30, 2004 were 10.4% higher than sales of $45.7 million in the same period last year.  The increase in sales for both periods is primarily a result of increased sales volume to existing customers in the medical and military markets in the Component Products segment as well as increased sales in the Company’s newest plant in El Paso, Texas (Engineered Packaging segment).

Gross Profit:

Gross profit as a percentage of sales (gross margin) decreased to 18.2% for the three-month period ended September 30, 2004, from 19.6 % in the same period last year.  Gross margin for the nine-month period ended September 30, 2004 increased to 20.1% from 17.9 % in the same period of 2003.  The decline in gross margin for the three-month period ended September 20, 2004 is primarily due to increased start-up and launch costs in automotive programs.  The improvement in gross margin in the nine-month period ended September 30, 2004, is primarily attributable to economies-of-scale realized on increased sales and lower fixed operating costs associated with the closure of the Company’s plant in Visalia, California partially offset by start-up costs associated with new automotive programs.  The Company expects to continue to incur start-up costs associated with a new large automotive program until its schedules launch in the fourth quarter of 2004.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $3.0 million or 16.9 % of net sales for the three-month period ended September 30, 2004, compared to $2.9 million or 18.1% of net sales in the same period last year.  SG&A expenses for the nine-month period ended September 30, 2004 were $9.1 million, or 18.0% of net sales, compared to $8.2 million, or 18.0% of net sales in the nine-month period ended September 30, 2003.  The increase in SG&A expenses in both periods is primarily attributable to investments the Company has made in the sales and marketing area, the ramp-up of the new automotive program and increased costs for professional fees to remain compliant with the provisions of Sarbanes Oxley Act of 2002.

Other Expenses:

During the three-month period ended September 30, 2004, the Company executed a termination agreement for the lease for its Visalia, California property for a lump-sum payment of approximately $100,000.  As a result, the Company reversed $280,000 of previously recorded restructuring reserve.

Interest expense for the three-month period ended September 30, 2004, decreased to approximately $172,000 from $184,000 in the same period last year.  Interest expense for the nine-month period ended September 30, 2004 decreased to $519,000 from $595,000 for the same period ended 2003.  Interest expense reductions are primarily due to lower average borrowings.

The Company recorded a tax expense of approximately 38% of pre-tax income for the three and nine-month periods ended September 30, 2004.  The Company recorded a tax benefit of 34% for the nine-month period ended September 30, 2003 and a tax provision of 34% for the three-month period ended September 30, 2003. The increase in the effective tax rate from 34% in 2003 to 38% in 2004 relates to the Company recording a state tax provision in 2004.  The Company will continue to assess the realizability of deferred tax assets and, where appropriate, record reserves against these assets.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At September 30, 2004 and December 31, 2003, the Company’s working capital was approximately $1.9 million and $1.2 million, respectively.  The increase in working capital is primarily due to increases in accounts receivable and inventories in connection with the Company’s growth in sales, partially offset by increases in accounts payable and accrued expenses.

Net cash provided by operations for the nine-month period ended September 30, 2004, was approximately $1.1 million, compared to net cash of $250,000 used in operations for the nine-month period ended September 30, 2003. The increase in cash generated from operations is primarily attributable to improved profits for the first nine months of 2004 as well as the collection of a $408,000 tax refund during the first quarter, partially offset by higher customer receivables and inventories due to the improved sales. Cash used in investing activities during the nine-month period ended September 30, 2004 was approximately $1.1 million, which primarily was the result of additions to property, plant and equipment.  The capital expenditures were primarily related to the additions of manufacturing equipment.

The Company intends to continue to invest in capital equipment to support its operations.  In conjunction with recently awarded programs, the Company is committed to acquire certain equipment for a total of approximately $3.4 million.  As of September 30, 2004, the Company has incurred approximately $2.2 million of this commitment.  The remaining $1.2 million is expected to be procured within the next six months.  Through the amendment of its credit facility, the Company has secured financing for up to approximately $1,000,000 of this amount from its lead bank.  The Company, from time to time, is engaged in discussions regarding potential strategic acquisitions, but presently does not have any agreements in place.

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective December 31, 2003 and June 28, 2004, to reflect, amongst other things, changes to certain financial covenants and an increase of $1.5 million in the amount available for a term loan.  As of September 30, 2004, the Company had a $12,000,000 revolving bank line of credit maturing February 28, 2006, of which $7,046,000 was outstanding.  The Company’s borrowing capacity is limited by accounts receivable and inventory levels which, at September 30, 2004, allowed for approximately an additional $3,500,000 in borrowings.  Borrowings through the credit facility are due on demand, are secured by the general assets of the Company, and bear interest at the prime rate plus 0% to 1.25%, depending on certain financial ratios, or LIBOR plus a margin that can vary from 1.75% to 3.0%, depending on certain financial ratios.  The average interest rate for this line was 3.9%  at September 30, 2004.

At September 30, 2004, the Company had three additional loans outstanding.  The first is a $5,000,000 term loan with a six-year straight line amortization that is secured by the Company’s machinery and equipment with an outstanding balance of approximately $3,866,000 at September 30, 2004.  The second is a five-year first mortgage for $2,500,000 with a fifteen-year amortization and is secured by the Company’s real estate in Georgetown, Massachusetts, with a balance of approximately $2,206,000 at September 30, 2004.  The third is a six-year $1,500,000 loan, of which $512,000 was drawn and outstanding as of September 30, 2004, that is secured by the Company’s machinery and equipment.   The interest rate on all of these loans is the prime rate plus 0% to 1.25% depending on certain financial ratios or LIBOR plus a margin that can vary from 2.0% to 3.0% depending on certain financial ratios.  Actual interest rates for the period ended September 30, 2004, ranged between 3.6% and 3.9%.  Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants.  As of September 30, 2004, the Company is in compliance with all of its debt covenants.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Company's Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt, as of September 30, 2004, in the consolidated financial statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At September 30, 2004, the outstanding balance was $425,768.  At September 30, the interest rate was approximately 4.5%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also has capital lease obligations of approximately $2,145,000 at September 30, 2004.  At September 30, 2004, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $8,556,000.

The Company believes that its existing resources, including its revolving line of credit facility together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financing, will be sufficient to fund its cash flow requirements through at least the next twelve months.  However, there can be no assurances that the Company will be able to obtain such financing, or that such financing will be available at favorable terms, if at all.

Contractual Obligations:

The following table summarizes the Company’s contractual obligations at September 30, 2004, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loans	Mortgage	United Development Company Mortgage	Total
2004	$453,886	$98,930	$210,000	$42,000	$23,546	$828,362
2005	1,742,693	399,778	913,200	168,000	40,872	$3,264,543
2006	1,399,235	400,117	937,600	168,000	361,350	$3,266,302
2007	1,132,013	376,574	937,600	168,000	—	$2,614,187
2008 & thereafter	1,190,747	870,030	1,380,008	1,660,000	—	$5,100,785
	$5,918,574	$2,145,429	$4,378,408	$2,206,000	$425,768	$15,074,179

Payments on the United Development Company Limited note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the year ended December 31, 2003 and through the first nine months of 2004, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At September 30, 2004, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

PART II - OTHER INFORMATION

UFP TECHNOLOGIES, INC.

Item 1                            Legal Proceedings

No material litigation

Item 2                            Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3                            Defaults Upon Senior Securities

None

Item 4                            Submission of Matters to a Vote of Security Holders

None

Item 5                            Other Information

None

Item 6                            Exhibits

The following exhibits are included herein:

Exhibit No.	Description
31	Rule 13a-14d/15d-14(a) Certifications
32	Section 1350 Certifications

UFP TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

(Registrant)

/s/ November 12, 2004	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly President, Chief Executive Officer and Director
/s/ November 12, 2004	/s/ Ronald J. Lataille
Date	Ronald J. Lataille Vice President, Chief Financial Officer & Treasurer

* * *

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14a/15d-14(a) Certifications
32	Section 1350 Certifications