Form 10-K
period 2004-12-31
UFP TECHNOLOGIES INC
filed 2005-03-30
CIK 914156

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For fiscal year ended December 31, 2004 or

☐              Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934)

                        For the transition period from                             to                            .

Commission File Number : 001-12648

UFP Technologies, Inc.

(Exact Name of Company as Specified in Its Charter)

Delaware	04-2314970
(State or Other Jurisdiction of Employer	(I.R.S. Identification No.)
Incorporation or Organization)

172 East Main Street, Georgetown, Massachusetts — USA	01833-2107
(Address of Principal Executive Offices)	(Zip Code)

(978) 352-2200

(Company’s Telephone Number, Including Area Code)

   Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

The aggregate market value of the registrant’s Common Stock, $.01 par value, held by non-affiliates of the registrant as of June 30, 2004, was $6,833,931 based on the closing price of $3.10 on that date on the Nasdaq Small Cap Market. Outstanding as of June 30, 2004, were 4,613,930 shares of the registrant’s Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement involving the election of directors at the registrant’s 2005 annual meeting of stockholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year, are incorporated by reference in Part III of this report.

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

Examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company’s packaging customers, (ii) actions by the Company’s competitors and the ability of the Company to respond to such actions, (iii) the ability of UFP Technologies, Inc. (the “Company” or “UFPT”) to obtain new customers and (iv) the ability of the Company to fulfill its obligations on long-term contracts, and (v) the ability of the Company to execute and integrate favorable acquisitions. In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1.               BUSINESS

The Company’s principal executive offices are located at 172 East Main Street, Georgetown, Massachusetts 01833; telephone number 978-352-2200; corporate web site www.ufpt.com. We make available, free of charge through our website, our annual report on Form 10-K, current reports on Form 10-Q and Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

The Company designs and manufactures interior protective packaging solutions utilizing molded fiber, vacuumformed plastics, and molded and fabricated foam plastic products for, among others, the computer, electronics, medical/pharmaceutical, military, automotive, and industrial markets. The Company also designs and manufactures engineered component solutions using laminating, molding, and fabricating technologies for use primarily in the automotive, beauty, medical, industrial, and sports and leisure markets.

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

In addition to packaging products, the Company fabricates and molds component products made from cross-linked polyethylene foam and other materials. The Company also laminates fabrics and other materials to cross-linked polyethylene foams, polyurethane foams and other substrates. The Company’s component products include automotive interior trim, athletic and industrial safety belts, components for medical diagnostic equipment, nail files and other beauty aids, and shock absorbing inserts used in athletic and leisure footwear.

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

The low volume, high fragility market is generally characterized by annual production volumes of less than 50,000 pieces. Typical goods in this market include precision instruments, medical devices, sensitive electronic components, and other high value industrial products that are very sensitive to shock, vibration, and other damage that may occur during shipment and distribution. The principal materials used to package these goods include polyethylene and polyurethane foams, foam-in-place polyurethane, and molded expanded polystyrene. Polyurethane foams and polyethylene foams have high shock absorbency, high resiliency, and vibration damping characteristics.

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

Component Products. Component applications of foam and other types of plastics are numerous and diverse. Examples include automotive interior components, medical devices, toys, gaskets,

health and beauty products, and carrying cases. Cross-linked polyethylene foams have many of the same properties as traditional polyethylene foams, including light weight, durability, resiliency and flexibility. Cross-linked foams have many advantages over traditional foams, including the ability to be thermoformed (molded), availability in vibrant colors, a fine cell structure providing improved esthetics and lower abrasiveness, and enhanced resistance to chemicals and ultraviolet light. Certain grades of cross-linked foams can be radiation sterilized and have been approved by the U.S. Food and Drug Administration for open wound skin contact.

Cross-linked foam can be combined with other materials to increase product applications and market applications. For example, cross-linked foams can be laminated to fabrics to produce light weight, flexible and durable insoles for athletic and walking shoes, weight lifting and industrial safety belts, gun holsters, backpacks, and other products for the leisure, athletic and retail markets. The Company believes that, as a result of their many advantages, cross-linked foam and cross-linked foam laminated products are being used in a wide range of markets as substitutes for traditional rubber, leather and other product material alternatives.

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

Packaging Products

The Company designs, manufactures and markets a broad range of packaging products primarily using polyethylene, polyurethane and cross-linked polyethylene foams and rigid plastics. These products are custom designed and fabricated or molded to provide protection for less durable, higher value items, and are primarily sold to original equipment and component manufacturers in the computer, electronics, telecommunications, medical / pharmaceutical, military, automotive, and industrial markets. Examples of the Company’s packaging products include end-cap packs for computers, corner blocks for telecommunications consoles, anti-static foam packs for printed circuit boards, die-cut or routed inserts for attaché cases and plastic trays for medical devices and components. Markets for these products are typically characterized by lower to moderate volumes where performance, such as shock absorbency and vibration damping, is valued.

The Company’s engineering personnel collaborate directly with customers to study and evaluate specific customer requirements. Based on the results of this evaluation, packaging products are engineered to customer specifications using various types and densities of materials with the goal of providing the desired protection for the lowest cost and with the lowest physical package volume. The Company believes that its engineering expertise and breadth of product and manufacturing capabilities have enabled it to provide unique solutions to achieve these goals.

The markets for the Company’s molded fiber packaging and vacuum-formed trays are characterized by high volume production runs and require rapid manufacturing turnaround times. Raw materials used in the manufacture of molded fiber are primarily recycled newspaper, a variety of other grades of recycled paper and water. Raw materials used in vacuum-formed plastics include polystyrene (PS) and polyvinyl chloride (PVC). These products compete with expanded polystyrene (EPS) and manually assembled corrugated die-cut inserts. Sales of these products have been primarily to the computer, consumer electronics and medical industries.

The Company’s molded fiber products provide customers with packaging solutions that are more responsive to stringent environmental packaging regulations worldwide and meet the demands of environmentally-aware consumers, while simultaneously meeting customer cost and performance objectives.

Component Products

The Company specializes in engineered products that use the Company’s close tolerance manufacturing capabilities and its expertise in various foam materials and lamination techniques, and the Company’s ability to manufacture in clean room environments. The Company’s component products are sold primarily to customers in the automotive, sporting goods, medical, beauty, leisure and footwear industries. These products include interior trim parts for automobiles and medical diagnostic equipment, abrasive nail files and anti-fatigue mats, and shock absorbing inserts used in athletic and leisure footwear.

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

The Company benefits from its ability to custom design its own proprietary manufacturing equipment in conjunction with its machinery suppliers. For example, the Company has custom designed its own lamination machines allowing the Company to achieve adhesive bonds between cross-linked foam and fabric and other materials that do not easily combine. These specialty laminates typically command higher prices than traditional foam products.

Marketing and Sales

The Company markets and sells its packaging and specialty products in the United States principally through direct regional sales forces comprised of skilled engineers. The Company also uses independent manufacturer representatives to sell its products. The Company’s sales engineers collaborate with customers and the Company’s design and manufacturing experts to develop custom engineered solutions on a cost-effective basis. The Company also markets its products through attendance by in-house market specialists at trade shows and expositions. The Company markets a line of products to the health and beauty industry, primarily through distributors. The Company believes that its sales are seasonal, with increased sales in the second half of the year.

The top customer in the Company’s Component Products segment comprises 16% of that segment’s total sales for the year ended December 31, 2004. No one customer accounted for more than 10% of the Packaging segment sales for the year ended December 31, 2004.

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

Research and Development

The Company’s engineering personnel continually explore design and manufacturing techniques as well as new innovative materials to meet the unique demands and specifications of its customers. In addition, the Company regularly undertakes customer-initiated engineering feasibility studies for which the Company is generally compensated regardless of whether such projects result in commercial production contracts. Because the Company’s products tend to have relatively short life cycles, research and development is an integral part of the Company’s ongoing cost structure.

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

The component products industry is highly competitive. The Company’s component products face competition primarily from smaller companies that typically concentrate on production of component products for specific industries. The Company expects that additional companies will enter the market as it expands. The Company believes that its access to a wide variety of materials, its engineering expertise, its ability to combine foams with other materials such as plastics and laminates, and its ability to manufacture products in a clean room environment will enable it to continue to compete effectively in the engineered component products market. The Company’s component products also compete with products made from a wide range of other materials, including rubber, leather and other foams.

The Company believes that its customers typically select vendors based on price, product performance, product reliability and customer service. The Company believes that it is able to compete effectively with respect to these factors in each of its targeted markets.

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

The Company has three U.S. patents relating to its molded fiber technology (including certain proprietary machine designs), and has patent applications pending with respect to such technology in certain foreign countries and international patent offices. The Company also has a total of twelve U.S. patents relating to technologies including foam and packaging, rubber mat, patterned nail file, and superforming process technologies. In addition, the Company has patent applications pending in the United States with respect to superforming products and processes. There can be no assurance that any of the Company’s patent applications will be granted, or that any patent or patent application of the Company will provide significant protection for the

Company’s products and technology, or will not be challenged or circumvented by others. The expiration dates for the Company’s patents range from 2006 through 2023.

Environmental Considerations

In addition to offering molded fiber packaging products made from recycled paper derived primarily from post-consumer newspaper waste, the Company actively promotes its philosophy of reducing product volume and resulting post-user product waste. The Company designs products to provide optimum performance with minimum material. In addition, the Company actively participates in a recovery and reuse program for certain of its plastic packaging products. The Company is aware of public support for environmentally responsible packaging and other products . Future government action may impose restrictions affecting the industry in which the Company operates. There can be no assurance that any such action will not adversely impact the Company’s products and business.

Backlog

The Company’s backlog, as of February 18, 2005 and February 16, 2004, totaled approximately $6.6 million and $5.2 million, respectively, for the Packaging segment, and $9.4 million and $6.7 million, respectively, for the Component Products segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period.

Employees

As of February 11, 2005, the Company had a total of 501 full-time employees (as compared to 486 full-time employees as of February 7, 2004) in both the Component Products segment (13 in engineering, 214 in manufacturing operations, 17 in marketing, sales and support services, and 25 in general and administration) and in the Packaging segment (9 in engineering, 184 in manufacturing, 23 in marketing, sales and support services, and 16 in general and administration). The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.              PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts(2)	54,000	(owned by the Company)	Headquarters, fabrication, molding, test lab, clean-room, and engineering for Component Products segment
Decatur, Alabama(1), (2)	47,250	12/31/06	Fabrication and engineering for Packaging segment

Decatur, Alabama	14,000	10/31/07	Warehousing and fabrication for Packaging segment
Kissimmee, Florida(1), (2)	49,400	12/31/06	Fabrication, molding, test lab, and engineering for Packaging segment
Haverhill, Massachusetts	48,772	2/28/08	Flame lamination for Component Products segment
Raritan, New Jersey	72,125	2/28/08	Fabrication, molding, test lab, clean-room, and engineering for Packaging segment
Clinton, Iowa	62,000	9/1/06	Molded fiber operations for Packaging segment
Addison, Illinois	45,000	07/31/06	Fabrication and engineering for Packaging segment
Ventura, California	48,300	10/31/05	Fabrication and engineering for Component Products segment
Atlanta, Georgia	47,000	04/30/11	Fabrication and engineering for Component Products segment
Macomb Township, Michigan	70,703	12/31/07	Fabrication and engineering for Component Products segment
El Paso, Texas	24,698	3/31/07	Warehousing and fabrication for Packaging segment

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

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

From July 8, 1996 until April 18, 2001, the Company’s Common Stock was listed on the Nasdaq National Market under the symbol “UFPT.” Since April 19, 2001, the Company’s Common Stock has been listed on the Nasdaq Small Cap Market. The following table sets forth the range of high and low quotations for the Common Stock as reported by Nasdaq for the quarterly periods from January 1, 2003 to December 31, 2004:

Fiscal Year Ended December 31, 2003	High	Low
First Quarter	$1.43	$0.65
Second Quarter	1.25	1.00
Third Quarter	1.45	1.10
Fourth Quarter	2.40	1.30

Fiscal Year Ended December 31, 2004	High	Low
First Quarter	$2.35	$1.44
Second Quarter	4.05	2.01
Third Quarter	3.60	2.50
Fourth Quarter	4.20	3.08

Number of Stockholders

As of March 16, 2005, there were 127 holders of record of the Company’s Common Stock.

Dividends

The Company did not pay any dividends in 2004, although prior to becoming a public company in December 1993, the Company had from time to time paid cash dividends on its capital stock. The Company presently intends to retain all of its earnings to provide funds for the operation of its business, although it would consider paying cash dividends in the future. The Company’s ability to pay dividends is subject to approval by its principal lending institution.

Stock Plans

The Company maintains three stock option plans to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, non-employee directors and advisors. The first plan (1993 Employee Stock Option Plan) provides for the issuance of up to 1,550,000 shares of the Company’s common stock. The second plan (1993 Director Plan) provided for the issuance of 110,000 shares of the Company’s common stock to non-employee directors; this plan was frozen with the inception of the 1998 Director Plan, which provides for the issuance of up to 725,000 shares of the Company’s common stock to non-employee directors. Additional details of these plans are discussed in Note 13 to the Consolidated Financial Statements.

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

Each of these plans and their amendments have been approved by the Company’s stockholders.

Summary plan information is as follows:

	Number of shares of UFPT common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of UFPT common stock remaining available for future issuance

1993 Employee Plan	694,825	$1.72	532,418
1993 Director Plan	50,000	4.59	0
1998 Director Plan	430,712	2.07	294,288
1998 Employee Stock Purchase Plan	0	0.00	139,751
2003 Equity Incentive Plan	0	0.00	428,717
Total	1,175,537	$1.97	1,395,174

ITEM 6.              SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2004, is derived from the audited consolidated financial statements of the Company. The consolidated financial statements for fiscal years 2000 and 2001 were audited by Arthur Andersen LLP (“Andersen”), which has ceased operations. The data should be read in conjunction with the consolidated financial statements and the related notes included in this report, and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

	Years Ended December 31
	(in thousands, except per share data)
Consolidated statement of operations data:(1)	2004(7)	2003(6)(7)(8)	2002(2)(8)	2001(3)(4)(8)	2000(5)
Net sales	$68,624	60,902	61,189	61,574	74,492
Gross profit	13,971	10,724	12,105	10,925	17,621
Operating (loss) income	2,144	(1,508)	466	(3,741)	3,385
Net (loss) income	871	(1,516)	(234)	(3,043)	1,081
Diluted (loss) earnings per share	$0.17	(0.34)	(0.05)	(0.72)	0.25
Net (loss) income as adjusted for FAS 142 adoption	871	(1,516)	(234)	(2,609)	1,632
Diluted (loss) earnings per share as adjusted for FAS 142 adoption	0.17	(0.34)	(0.05)	(0.61)	0.37
Weighted average number of diluted shares outstanding	4,995	4,490	4,343	4,245	4,386

	Years Ended December 31
	(in thousands)
Consolidated balance sheet data:(1)	2004(7)	2003(7)	2002	2001	2000
Working capital	$1,431	1,209	1,540	977	4,139
Total assets	39,632	36,749	35,383	38,102	40,352
Short-term debt and capital lease obligations	9,484	8,173	7,169	7,395	6,084
Long-term debt and capital lease obligations, excluding current portion	7,497	8,119	6,851	6,827	7,589
Total liabilities	25,846	24,058	21,332	23,948	22,825
Stockholders’ equity	$13,787	12,691	14,050	14,154	17,527

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

(8)  In years where the Company reported a net loss, basic and diluted earnings per share and weighted average shares outstanding are the same.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Act and releases issued by the Securities and Exchange Commission. The words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company’s plans, described below, to execute a program which launched in the fourth quarter of 2004 for an automotive supplier that could be as large as $95 million is an example of a forward looking statement. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

The $95 million revenue value of the automotive contract is an estimate, based on the automotive supplier’s projected needs. The Company cannot guarantee that it will fully benefit from this contract, which is terminable by the automotive supplier for any reason, subject to a cancellation charge that includes, among others, a provision whereby the customer will reimburse the Company for its total capital investment less any depreciation taken. The Company’s revenues from this contract are directly dependent on the ability of the automotive supplier to develop, market, and sell its products in a timely, cost-effective manner. If the automotive supplier’s needs decrease over the course of the contract, the Company’s estimated revenues from this contract may also decrease. Even if the Company generates revenue from the project, the Company cannot guarantee that the project will be profitable, particularly if revenues from the contract are less than expected.  Other examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company’s packaging customers, (ii) actions by the Company’s competitors and the ability of the Company to respond to such actions, (iii) the ability of the Company to obtain new customers and (iv) the ability of the Company to execute and integrate favorable acquisitions. In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Investment In and Advances to Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”). As a result of adopting the provisions of FIN 46, the Company has consolidated the financial statements of UDT as of December 31, 2003, because — when including related party ownership — the Company effectively owns greater than 50% of UDT. Prior to December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s consolidated statements of operations:

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.6	82.4	80.2
Gross profit	20.4	17.6	19.8
Selling, general and administrative expenses	17.7	17.8	19.0
Restructuring charge	(0.4)	2.3	—
Operating income (loss)	3.1	(2.5)	0.8
Total other expenses, net	1.1	1.4	1.4
Income (loss) before income taxes	2.0	(3.9)	(0.6)
Expense (benefit) for income taxes	0.7	(1.4)	(0.2)
Net income (loss)	1.3	(2.5)	(0.4)

Overview

UFP Technologies is a leading designer and manufacturer of interior protective packaging solutions using molded fiber, vacuumformed plastics and molded and fabricated foam plastic products. The Company also designs and manufactures engineered component solutions using laminating, molding and fabricating technologies. The Company serves numerous markets including computer electronics, medical/pharmaceutical, military, automotive, beauty, industrial and sports and leisure.

Over the past several years, the Company has downsized its operations in response to a general downturn in the economy as well as the loss of a large automotive program. In particular, the Company has consolidated its molded fiber packaging division into a single, large design and manufacturing facility in Clinton, Iowa, which it believes will create a more efficient manufacturing structure. It also consolidated three foam fabricating facilities in the southeast into two. Both of these downsizing efforts were in response to soft demand, primarily in the computer electronics industry. Management believes that the downturn in demand from this industry is permanent as a significant portion of computer electronics manufacturing has moved off-shore.

In 2004, the Company completed its consolidation efforts and shifted its attention to initiatives to grow sales. It strengthened its sales and marketing team, implemented a new sales compensation system, and invested in customer relations management software. It also created market focused teams to develop strategic business plans for targeted markets. The Company intends to become more market-focused in the future.

Late in 2004, the Company launched a portion of its new large eight-year, $95 million automotive program in the Southeast. The total program, which has grown in potential scope from $77 million to $95 million due to design enhancements, will be implemented in phases. The Company expects that phase-in costs on this and other automotive programs will be significant in 2005. The Company expects that sales under this program should ramp-up over the next couple of years. The Company has met every milestone in this program to date, and will now focus on fulfilling increasing production demand while seeking complementary business for its Southeast manufacturing facility.

2004 Compared to 2003

The Company’s net sales increased 12.7% to $68.6 million for the year ended December 31, 2004, from $60.9 million in 2003. Component Product sales increased 15.5% to $36.1 million in 2004 from $31.3 million in 2003. The increase in sales is primarily due to strong demand from customers in the medical and military markets as well as prototype sales in the automotive industry associated with the Company’s large program that launched late in the fourth quarter of 2004. Packaging sales increased 9.6% to $32.5 million in 2004 from $29.6 million in 2003. The increase in sales is primarily due to growth in sales at the Company’s new plant in El Paso, Texas, and stronger demand for case insert product. The Company has invested in the area of marketing and sales in recent years and attributes a portion of the Company’s sales growth in 2004 to these investments.

Gross profit as a percentage of sales (“Gross Margin”) increased to 20.4% in 2004 from 17.6% in 2003. The improvement in gross margin is primarily attributable to the fixed portion of labor and overhead measured against higher sales in both the Component Product and Packaging segments. In addition, the Company’s molded fiber division (Packaging segment) operated at higher margins due to a more efficient operating structure resulting from the plant consolidations in recent years.

Selling, General and Administrative Expenses (“SG&A”) increased 11.8% to $12.1 million for the year ended December 31, 2004 from $10.8 million in 2003. As a percentage of sales, SG&A was 17.6% and 17.8% in the years ended December 31, 2004 and 2003, respectively. The increase in SG&A dollars is primarily attributable to investments made in the areas of marketing and sales (Component Product and Packaging segments), increased corporate governance and compliance costs (Component Product and Packaging segments) and incremental SG&A associated with the Company’s new automotive program (Component Product segment).

Interest expense decreased to approximately $714,000 for the year ended December 31, 2004, from approximately $784,000 in 2003. The decline in interest expense is primarily attributable to lower average interest rates primarily due to better Company performance.

The Company recorded income tax expense of 36% for the year ended December 31, 2004. It recorded a net tax benefit of 36% of its pre-tax loss in 2003. The tax benefit recorded in 2003 reflects primarily the expected utilization of a net operating loss generated during the year in future federal tax returns. The Company has considered both positive and negative available evidence in its determination that the deferred tax asset will be realized and has not recorded a tax valuation allowance at December 31, 2004. The Company will continue to assess the realizability of deferred tax assets created by recording tax benefits on operating losses and, where appropriate, record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

2003 Compared to 2002

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

Gross margin decreased to 17.6% for the year ended December 31, 2003, from 19.8% in 2002. The decrease is primarily due to start-up costs associated with new automotive programs (Component Products segment) and costs incurred to consolidate the Company’s molded fiber tooling operations from its Maine design center into its Iowa manufacturing plant and move equipment from its Visalia, California, plant into its Iowa facility (Packaging segment).

SG&A decreased 7.0 % to $10.8 million in the year ended December 31, 2003, from $11.6 million in 2002. As a percentage of sales, SG&A decreased to 17.8% in 2003 from 19.0% in 2002. The decrease in SG&A is primarily attributable to lower payroll and other related expenses resulting from Company-wide cost control and plant consolidation efforts.

Interest expense decreased to $784,000 in 2003, from $878,000 in 2002, primarily as a result of lower average interest rates.

Goodwill

Amortization of Goodwill and certain indefinite lived intangible assets ceased with the adoption of SFAS No. 142, effective January 1, 2002.

Restructuring

On October 22, 2003, the Company’s Board of Directors approved a formal plan of restructure in response to continued losses in the Company’s molded fiber plant in Visalia, California. Accordingly, the Company recorded restructuring charges of $1,405,000 consisting of asset impairments of $640,000, severance of $40,000, and future lease commitments of $725,000, in the fourth quarter of 2003. Of this amount, approximately $36,000 remains on the balance sheet as of December 31, 2004, primarily reflecting miscellaneous clean-up costs that should be paid in early 2005.  See Note 10 of the Consolidated Financial Statements.

On December 19, 2001, the Company’s Board of Directors approved a formal plan of restructure in response to the downturn in the packaging industry. Accordingly, the Company recorded restructuring charges of $1,016,000 in the fourth quarter of 2001. None of this amount remains on the balance sheet at December 31, 2004. See Note 10 of the Consolidated Financial Statements.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements and growth plan through internally generated cash, bank credit facilities and long-term capital leases.

As of December 31, 2004 and 2003, working capital was $1,431,000 and $1,209,000, respectively. The increase in working capital is primarily attributable to higher accounts receivable of approximately $2.7 million due to strong fourth quarter sales and higher inventory balances of approximately $900,000, partially offset by higher short-term debt balances of approximately $1.3 million, higher accounts payable of approximately $1 million and lower current tax assets of approximately $1 million. Cash provided from operations was $1,434,000 and $749,000 for 2004 and 2003, respectively. The primary reason for the increase in cash generated from operations in 2004 is improved profitability in 2004. Net cash used in investing activities in 2004 was approximately $2,129,000 and was used primarily for the acquisition of new manufacturing equipment.

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective December 31, 2003, to reflect, among other things, changes to certain financial covenants. The amended facility is comprised of: (i) a revolving credit facility of $12 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $5 million with a 6-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); (iii) a term loan of $1.5 million with a 5-year straight-line amortization that is also collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iv) a term loan of $2.5 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts. Extensions of credit under this facility are subject to available collateral based upon accounts receivable and inventory levels. Therefore, the entire $12 million may not be available to the Company. For example, as of December 31, 2004, based upon borrowings outstanding of $7.9 million and collateral levels, the Company had availability of $2.9 million of additional credit under this facility. The amount of availability can fluctuate significantly. The amended credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility, and Prime plus 0.25% or LIBOR plus 2.5% on all of the term debt. Both components allow for a reduction in rates based upon the Company’s operating performance. Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants. As of December 31, 2004, the Company was in compliance with all of these covenants. The Company’s new $12 million revolving credit facility, as amended, is due February 28, 2006, and the $5 million term loan and mortgage are due February 28, 2008. The $1.5 million term loan is due June 30, 2010. The Company plans to seek an extension, or secure a new credit facility prior to its expiration date. There can be no guarantee that the Company will be successful in extending its existing credit facility or obtaining a new credit facility.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt in the consolidated financial statements. The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006. The note bears interest at LIBOR plus 2.75%, adjusted monthly. At December 31, 2004, the outstanding balance was $420,412. At December 31, 2004, the interest rate was approximately 5.1%. Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities. The Company is not subject to any financial covenants under this mortgage note.

In connection with the eight-year, potential $95 million automotive program, the Company has committed to purchase the second of two new forming lines for approximately $1.9 million that, as of December 31, 2004, has been 60% funded. The Company expects to pay for the remaining 40% of the equipment within the first six-months of 2005. A portion of the remaining 40% will be funded by the undrawn portion of the Company’s $1.5 million term loan.

Aside from the forming line described above, the Company has no additional significant capital commitments in 2005, but plans on adding capacity or to enhance operating efficiencies in its manufacturing plants. The Company may consider the acquisition of companies, technologies or products in 2005, which are complementary to its business. The Company believes that its existing resources, including its revolving loan facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the end of 2005. However, there can be no assurances that such financing will be available at favorable terms, if at all.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2004, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loans	Mortgage	Supplemental Retirement Plan	United Development Company Mortgage	Total
2005	1,812,122	401,469	949,800	168,000	138,000	40,872	$3,510,263
2006	1,480,739	400,117	986,400	168,000	152,000	379,540	$3,566,796
2007	1,152,389	384,109	986,400	168,000	147,000	—	$2,837,898
2008	297,542	304,803	986,400	168,000	147,000	—	$1,903,745
2009 & thereafter	917,169	557,694	515,612	1,492,000	196,504	—	$3,678,979
	$5,659,961	$2,048,192	$4,424,612	$2,164,000	$780,504	$420,412	$15,497,681

Payments on the United Development Company Limited note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above. The Company’s principal sources of funds are its operations and its revolving credit facility. Although the Company generated cash from operations in the year ended December 31, 2004, it cannot guarantee that its operations will generate cash in future periods.

Other

A significant portion of the Company’s Packaging sales of molded fiber products are to manufacturers of computer peripherals and other consumer products. As a result, the Company believes that its sales are seasonally affected, with increased sales in the second half of the year.

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

The Company has reviewed these policies with its Audit Committee.

Revenue Recognition

The Company recognizes revenue at the time of shipment when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collecting.  If a loss is anticipated on any contract, a provision for the entire loss is made immediately.  Determination of these criteria, in some cases, require management’s judgments.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue for any reporting period could be adversely affected.

Long-lived Assets and Intangible Assets

The Company reviews long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill is also reviewed at least annually for impairment. Recoverability of long-lived assets and definite lived intangible assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then long-lived assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Recoverability of goodwill is determined under a two-step process as described in SFAS 142. The fair value of reporting units determined under step one is also based on a discounted cash flow model. At December 31, 2004, no impairment has been identified. Forecasted cash flows are based upon numerous assumptions used by management, such as revenue growth, margins and asset management. For purposes of this analysis, the Company reviews its internal forecasts and external data. The external data consist of data available from customer and competitor commentary, and industry forecasts of future revenue growth.

The estimates of expected cash flows require the Company to make significant judgments regarding future periods that are subject to some factors outside of the Company’s control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances for doubtful accounts are determined by reviewing specific accounts that the Company has deemed are at risk of being uncollectable and other credit risks associated with groups of customers. If the financial condition of the Company’s customers were to deteriorate or economic conditions were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required with a resulting charge to results of operations.

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

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2004, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has four debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 15, in this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A              CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15 or 15d-15), which have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and are operating in an effective manner. Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

ITEM 9B              OTHER INFORMATION

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

Index to Consolidated Financial Statements and Financial Statement Schedules
Report of Registered Public Accounting Firm, PricewaterhouseCoopers, LLP, 2004 and 2003
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002
Notes to Consolidated Financial Statements

(a) (2)	Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts

(a) (3)	Exhibits
	Number		Reference
	2.01	Agreement and Plan of Reorganization among the Company, Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	A-2.01**
	2.03	Merger Agreement relating to the reincorporation of the Company in Delaware.	A-2.02**
	2.02	Agreement of Merger between Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	C-2.02**
	2.04	Asset Purchase Agreement relating to the purchase of Foam Cutting Engineers, Inc.	I-2**
	2.05	Asset Purchase Agreement relating to the purchase of the assets of Pacific Foam Technologies, Inc.	O-2.05**
	2.06	Stock Purchase Agreement dated January 14, 2000, relating to the acquisition of the stock of Simco Industries, Inc.	P-2.01**
	3.01	Certificate of Incorporation of the Company, as amended.	F-3.01** CC-3.01
	3.02	Bylaws of the Company.	A-3.02**
	4.01	Specimen Certificate for shares of the Company’s Common Stock.	A-4.01**
	4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company, filed as Exhibit 3.01).	F-3.01**
4.03

Rights Agreement (including the Certificate of Designation and form of Rights Certificate attached as Exhibits A and B, respectively, thereto) between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 13, 1999.

J-4**
	10.01	$1,000,000 Mortgage and Promissory Note issued by the Company in favor of Gloucester Bank & Trust Company.	A-10.02**
	10.02	Agreement between the Company and William H. Shaw.	A-10.08*, **
	10.03	Agreement and Severance Agreement between the Company and Richard L. Bailly.	A-10.09*, **
	10.04	Employee Stock Purchase Plan.	A-10.18**
	10.05	1993 Combined Stock Option Plan, as amended.	K-10.19*, **
	10.06	1993 Non-employee Director Stock Option Plan.	B-4.5**
	10.07	Facility Lease between the Company and Raritan Associates.	A-10.22**
	10.08	Facility lease between the Company and Flanders Properties.	A-10.25**

10.09	Amendment to facility lease between the Company and Flanders Properties.	A-10.26**
10.10	Facility Lease between the Company and Dana Evans d/b/a Evans Enterprises.	A-10.27**
10.12	Form of Indemnification Agreement for directors and officers of the Company.	A-10.30**
10.13	Promissory Note of United Development Company Limited in favor of the Company.	O-10.32**
10.14	Facility Lease between Moulded Fibre Technology, Inc. and Lincoln Gilroy II and Patrician Associates, Inc.	C-10.34**
10.15	Facility Lease between the Company and M.D. Hodges Enterprises, Inc.	D-10.35**
10.16	Facility Lease between Moulded Fibre Technology, Inc. and Dead River Properties.	D-10.36**
10.17	Facility Lease between the Company and Clinton Area Development Corporation.	G-10.37**
10.18	Supply Agreement, dated January 1, 1999, between the Company and Woodbridge Foam Corporation	Q-10.38.30**
10.19	Employment Agreement with R. Jeffrey Bailly dated April 4, 1995.	H-10.37*, **
10.20	Amended 1998 Employee Stock Purchase Plan.	V**
10.21	Stock Repurchase Agreement, dated December 17, 1999	Q-10.42**
10.22	Facility Lease between the Company and Quadrate Development, LLC	Y-10.43**
10.23	Stock Repurchase Agreement dated February 20, 2001	Y-10.44**
10.24	Facility Lease between Moulded Fibre Technology Inc. and MidState 99 Distribution Building No. 1, LLC	R-10.45**
10.25	Loan Agreement between the Company and Citizens Bank, dated June 4, 2001	S-10.45**
10.26	Amended 1998 Director Stock Option Incentive Plan	V*, **
10.27	Amended Facility Lease between the Company and United Development Company Limited.	U-10.27**
10.28	Amended Facility Lease between the Company and United Development Company Limited.	U-10.28**
10.29	Modification Agreement between the Company and Citizens Bank of Massachusetts.	W-10.29**
10.30	Amended Facility Lease between the Company and Ward Hill Realty Associates, LLC, successors in interest to Evans Enterprises of South Beach	X-10.30**
10.31	Credit and Security Agreement between the Company and Fleet Capital Corporation	Z-10.31**

10.32	Facility Lease between Simco Automotive Trim, Inc. and Insite Atlanta, LLC	AA-10.32**
10.33	Amended Credit and Security Agreement between the Company and Fleet Capital Corporation.	BB-10.33**
10.34	Facility lease between the Company and Clinton Base Company LLC	CC-10.34**
10:35	Second Amendment to the Credit Agreement between the Company and Fleet Capital Corporation	DD-10.35**
10.36	Facility Lease between the Company and Kessler Industries Inc.	Filed herewith
14.00	Code of Ethics	BB-14.0**
21.01	Subsidiaries of the Company.	C-21.01**
23.01	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

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

BB.    Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The number set forth is the number of the exhibit in said Annual Report.

CC.    Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004. The number set forth herein is the number of the exhibit in said Quarterly Report.

DD.   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004. The number set forth herein is the number of the exhibit in said Quarterly Report.

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

UFP TECHNOLOGIES, INC.

Date:	March 30, 2005	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	President, Chief Executive Officer	March 30, 2005
R. Jeffrey Bailly	and Director

/s/ William H. Shaw	Chairman of the Board of Directors	March 30, 2005
William H. Shaw

/s/ Ronald J. Lataille	Chief Financial Officer, Vice President,	March 30, 2005
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Richard L. Bailly	Director	March 30, 2005
Richard L. Bailly

/s/ William C. Curry	Director	March 30, 2005
William C. Curry

/s/ Michael J. Ross	Director	March 30, 2005
Michael J. Ross

/s/ Kenneth L. Gestal	Director	March 30, 2005
Kenneth L. Gestal

/s/ Peter R. Worrell	Director	March 30, 2005
Peter R. Worrell

/s/ David B. Gould	Director	March 30, 2005
David B. Gould

/s/ Thomas W. Oberdorf	Director	March 30, 2005
Thomas W. Oberdorf

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements and Schedule

December 31, 2004 and 2003

With Report of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

Notes to Consolidated Financial Statements

Schedule

Schedule II - Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of UFP Technologies, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1),  present fairly, in all material respects, the financial position of UFP Technologies, Inc. and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) (2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 14, 2005

UFP TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2004	2003
Assets
Current assets:
Cash	$317,951	$310,137
Receivables, net	11,818,906	9,139,314
Inventories	5,236,232	4,412,606
Prepaid expenses	710,694	493,750
Refundable income tax	—	419,658
Deferred income taxes	481,047	1,060,001
Total current assets	18,564,830	15,835,466
Property, plant and equipment	34,663,332	33,172,875
Less accumulated depreciation and amortization	(23,278,982)	(21,699,717)
Net property, plant and equipment	11,384,350	11,473,158
Cash surrender value of officers life insurance	125,926	117,870
Deferred income taxes	2,697,293	2,384,777
Goodwill	6,481,037	6,481,037
Other assets	378,768	456,764
Total assets	$39,632,204	$36,749,072
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$7,923,470	$6,737,712
Current installments of long-term debt	1,158,672	1,048,872
Current installments of capital lease obligations	401,469	386,615
Accounts payable	3,665,722	2,632,497
Accrued restructuring charge	36,433	764,745
Accrued taxes and other expenses	3,948,454	3,055,960
Total current liabilities	17,134,220	14,626,401
Long-term debt, excluding current installments	5,850,352	6,222,222
Capital lease obligations, excluding current installments	1,646,723	1,897,128
Minority interest (Note 7)	433,809	455,434
Retirement and other liabilities	780,504	856,692
Total liabilities	25,845,608	24,057,877
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,678,566 shares in 2004 and 4,519,666 shares in 2003	46,786	45,197
Additional paid-in capital	8,652,488	8,429,937
Retained earnings	5,087,322	4,216,061
Total stockholders’ equity	13,786,596	12,691,195
Total liabilities and stockholders’ equity	$39,632,204	$36,749,072
The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
	2004	2003	2002
Net sales	$68,624,098	$60,902,180	$61,189,396
Cost of sales	54,652,677	50,178,084	49,084,243
Gross profit	13,971,421	10,724,096	12,105,153
Selling, general and administrative expenses	12,107,012	10,827,528	11,639,156
Restructuring charge	(280,000)	1,405,000	—
Operating income (loss)	2,144,409	(1,508,432)	465,997
Other income (expense):
Interest expense	(713,651)	(783,672)	(877,703)
Equity in net income of unconsolidated partnership	12,532	27,156	37,531
Minority interest earnings	(83,358)	(91,104)	—
Other, net	—	1,000	(2,945)
Total other expense	(784,477)	(846,620)	(843,117)
Income (loss) before income tax provision	1,359,932	(2,355,052)	(377,120)
Income tax expense (benefit)	488,671	(839,323)	(143,325)
Net income (loss)	$871,261	$(1,515,729)	$(233,795)
Net income (loss) per share:
Basic	$0.19	$(0.34)	$(0.05)
Diluted	$0.17	$(0.34)	$(0.05)
Weighted average common shares:
Basic	4,616,983	4,489,984	4,342,879
Diluted	4,994,611	4,489,984	4,342,879

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2004, 2003, and 2002

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2001	4,217,400	$42,174	$8,146,554	$5,965,585	$14,154,313
Employee Stock Purchase Plan	52,666	527	48,032	—	48,559
Stock issued in lieu of compensation	95,248	952	80,097	—	81,049
Stock option exercise	375	4	296	—	300
Net loss	—	—	—	(233,795)	(233,795)
Balance at December 31, 2002	4,365,689	43,657	8,274,979	5,731,790	14,050,426
Employee Stock Purchase Plan	53,128	531	47,416	—	47,947
Stock issued in lieu of compensation	100,849	1,009	107,542	—	108,551
Net loss	—	—	—	(1,515,729)	(1,515,729)
Balance at December 31, 2003	4,519,666	45,197	8,429,937	4,216,061	12,691,195
Employee Stock Purchase Plan	38,229	382	46,733	—	47,115
Stock issued in lieu of compensation	71,283	713	136,037	—	136,750
Exercise of stock options, net of shares presented for exercise	49,388	494	2,122	—	2,616
Tax benefit relating to non-qualified stock option exercise	—	—	37,659	—	37,659
Net income	—	—	—	871,261	871,261
Balance at December 31, 2004	4,678,566	$46,786	$8,652,488	$5,087,322	$13,786,596

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$871,261	$(1,515,729)	$(233,795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,493,300	2,706,392	2,685,650
Equity in net income of unconsolidated affiliate and partnership	(12,532)	(27,156)	(37,531)
Minority interest	83,358	91,104	—
Restructuring charges	(280,000)	1,405,000	—
Loss on disposal of property, plant and equipment	—	—	2,944
Stock issued in lieu of compensation	136,750	108,551	81,049
Deferred income taxes	304,097	(818,794)	130,911
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	(2,679,592)	(597,042)	910,971
Inventories	(823,626)	250,940	510,185
Prepaid expenses	(216,944)	8,685	(4,109)
Refundable income tax	419,658	(39,283)	499,148
Accounts payable	733,176	36,273	(935,006)
Accrued taxes and other expenses	444,181	(807,162)	(993,081)
Retirement and other liabilities	(76,188)	(43,620)	1,568
Cash surrender value of officers’ life insurance	(8,056)	(17,571)	(23,868)
Other assets	44,744	8,411	(106,106)
Net cash provided by operating activities	1,433,587	748,999	2,488,930
Cash flows from investing activities:
Additions to property, plant and equipment	(2,141,700)	(1,240,349)	(930,318)
Acquisition of operating assets, less cash acquired	—	—	(150,000)
Payments received on affiliated partnership	12,532	17,518	62,432
Proceeds from surrender of officers life insurance	—	124,335	—
Proceeds from disposal of property, plant and equipment	—	—	8,477
Consolidation of United Development Company, net of cash	—	200,447	—
Net cash used in investing activities	(2,129,168)	(898,049)	(1,009,409)
Cash flows from financing activities:
Net borrowings under notes payable	1,185,758	536,205	347,846
Change in book overdrafts	300,049	62	(276,396)
Proceeds from long-term borrowings	768,612	7,500,000	—
Distribution to United Development Company Partners	(104,982)	—	—
Proceeds from sale of common stock	49,731	47,947	48,859
Principal repayment of long-term debt	(1,030,682)	(7,396,249)	(1,466,945)
Principal repayment of obligations under capital leases	(465,091)	(254,601)	(133,829)
Net cash provided by (used in) financing activities	703,395	433,364	(1,480,465)
Net change in cash	7,814	284,314	(944)
Cash at beginning of year	310,137	25,823	26,767
Cash at end of year	$317,951	$310,137	$25,823

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

(b)                     Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable.  Provisions are established for accounts that are potentially uncollectable.  Determining adequate reserves for accounts receivable requires management’s judgment.  Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2004.

(c)                      Inventories

Inventories which include material, labor, and manufacturing overhead are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory.  Provisions are established for potential obsolescence.  Determining adequate reserves for inventory obsolescence requires management’s judgment.  Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the reserve balances as of December 31, 2004.

(d)                     Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for income tax purposes.  Certain manufacturing machines that are dedicated to a specific program—where total units to be produced over the life of the program are estimable—are depreciated using the modified units of production method for financial statement purposes.

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

(f)                        Revenue Recognition

The Company recognizes revenue at the time of shipment when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collecting.  If a loss is anticipated on any contract, a provision for the entire loss is made immediately.  Determination of these criteria, in some cases, require management’s judgments.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue for any reporting period could be adversely affected.

(g)                     Investments in Realty Partnership

The Company has invested in Lakeshore Estates Associates, a realty limited partnership.  The Lakeshore Estates investment is stated at cost, plus or minus the Company’s proportionate share of the limited partnerships’ income or losses, less any distributions received from the limited partnership.  The Company has recognized its share of Lakeshore Estates Associates’ losses only to the extent of its original investment in, and advances to, this partnership.  The Company’s book value in this investment is zero at December 31, 2004 and 2003, respectively.

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

Definite-lived intangible assets, such as patents, are amortized over their estimated useful lives, generally periods ranging from eight to fourteen years.  The Company continually evaluates the reasonableness of the useful lives of these assets.

(j)                        Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company utilizes zero balance disbursement accounts to manage its funds.  These accounts reflect negative cash balances as checks clear the banking system.  In accordance with accounting principles generally accepted in the United States of America, the negative cash book balances at the end of a period are reclassified to accounts payable.  At December 31, 2004 and 2003, the amounts reclassified were approximately $1.4 million and $1.1 million, respectively,

(k)                     Comprehensive Income

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

(n)                     Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards (SFAS) Statement No. 123 (revised 2004), Share-Based Payment (FAS 123R), that requires the Company to expense the value of employee stock options and similar awards. Under FAS 123R, shared-based payment (SBP) awards result in a cost that will be measured at fair value on the awards  grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, the Company is allowed to select from three alternative transition methods   each having different reporting implications. The effective date for FAS 123R is the interim period beginning July 1, 2005, and FAS 123R will apply to all outstanding and unvested SBP awards at the Company's adoption date. The Company has not completed its evaluation of the effect of adoption of FAS 123R.

However, due to the fact that the Company uses stock options as a form of compensation, the adoption of FAS 123R may have a significant impact on the Company's financial position, results of operations or cash flows.

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

(o)                     Reclassifications

Certain prior year account balances have been reclassified to conform to the 2004 presentation.

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

The Company’s pro forma information is as follows:

	Years Ended December 31
	2004	2003	2002
Net income (loss) as reported	$871,261	(1,515,729)	(233,795)
Pro forma net income (loss)	$352,177	(1,895,762)	(495,053)
Basic net income (loss) per share as reported	0.19	(0.34)	(0.05)
Pro forma basic net income (loss) per share	0.08	(0.42)	(0.11)
Diluted net income (loss) per share as reported	0.17	(0.34)	(0.05)
Pro forma diluted net income (loss) per share	$0.07	(0.42)	(0.11)

The effect of applying SFAS 123 as shown above in the pro forma disclosures is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to 1995.

(2)                     Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Years ended December 31
	2004	2003	2002
Interest	$697,651	$764,772	$850,336
Income taxes (refunds) — net	$(340,599)	$18,754	$0

Significant non-cash transactions:

	Years ended December 31
	2004	2003	2002
Property and equipment acquired under capital lease	$229,540	$1,397,869	1,050,746
Tax benefit resulting from the exercise of non-qualified stock options	37,659	0	0
Shares presented for stock option exercises	(239,747)	0	0

Total non-cash transactions	$27,452	$1,397,869	$1,050,746

(3)       Receivables

Receivables consist of the following:

	December 31
	2004	2003
Accounts receivable - trade	$12,328,734	$9,474,529
Other receivables	33,489	140,400
	12,362,223	9,614,929
Less allowance for doubtful receivables	(543,317)	(475,625)
	$11,818,906	$9,139,304

(4)       Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (“FSAB”) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition.  These standards require that the purchase method of accounting be used for business combinations and eliminate the use of the pooling-of-interests method.  Additionally, they require that goodwill and intangible assets with indefinite lives no longer be amortized.  The Company was required to adopt SFAS No. 141 and SFAS No. 142 on a prospective basis as of July 1, 2001 and January 1, 2002, respectively.  In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill. The Company completed its annual impairment test of goodwill in the second quarter of 2004 and determined that no goodwill was impaired.

At December 31, 2004 and December 31, 2003, the carrying value of the Company’s patents was $226,507 and $250,196, respectively, net of accumulated amortization.  Future patent amortizations for years ended December 31 will be approximately:

2005	34,000
2006	34,000
2007	34,000
2008	34,000
2009	34,000
Thereafter	56,507
Total:	$226,507

(5)                     Inventories

Inventories consist of the following:

	December 31
	2004	2003
Raw materials	$3,180,349	$2,693,660
Work in process	532,108	296,445
Finished goods	1,523,775	1,422,501
	$5,236,232	$4,412,606

(6)                     Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31
	2004	2003
Land	$409,119	$409,119
Buildings and improvements	3,809,533	3,685,232
Leasehold improvements	1,905,057	2,032,386
Equipment	25,193,403	22,696,750
Furniture and fixtures	2,158,810	2,086,001
Construction in progress - equipment	1,187,410	2,263,387
	$34,663,332	$33,172,875

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $2,460,048, $2,636,526, and $2,648,912, respectively.

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

(8)                     Indebtedness

As a component of consolidating UDT’s assets, the Company included $303,653 in cash.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective December 31, 2003, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $12 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $5 million with a 6-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); (iii) a term loan of $1.5 million with a 5-year straight-line amortization that is also collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iv) a term loan of $2.5 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under this facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  For example, as of December 31, 2004, based upon borrowings outstanding of $7.9 million and collateral levels, the Company had availability of $2.9 million of additional credit under this facility.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility, and Prime plus 0.25% or LIBOR plus 2.5% on all of the term debt.  Both components allow for a reduction in rates based upon the Company’s operating performance.  Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants.  As of December 31, 2004, the Company was in compliance with all of these covenants.  The Company’s new $12 million revolving credit facility, as amended, is due February 28, 2006, and the $5 million term loan and mortgage are due February 28, 2008.  The $1.5 million term loan is due June 30, 2010.  The Company plans to seek an extension, or secure a new credit facility prior to its expiration date.  There can be no guarantee that the Company will be successful in extending its existing credit facility or obtaining a new credit facility.

At December 31, 2004, the interest rate on these facilities ranged from 3.86% to 5.25%.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313 is included within long-term debt in the Consolidated Financial Statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At December 31, 2004, the outstanding balance was $420,421.  At December 31, 2004, the interest rate was approximately 5.1%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

	December 31
	2004	2003
Mortgage note	$2,164,000	$2,332,000
Notes payable - term loans	4,424,612	4,496,000
United Development Company mortgage	420,412	443,094
Total long-term debt	7,009,024	7,271,094
Less current installments	1,158,672	1,048,872
Long-term debt, excluding current installments	$5,850,352	$6,222,222

Aggregate maturities of long-term debt are as follows:

Year ending December 31:
2005	$1,158,672
2006	1,533,940
2007	1,154,400
2008	1,154,400
2009 and thereafter	2,007,612
$7,009,024

Long-term debt consists of the following:

(9)       Accrued Taxes and Other Expenses

Accrued taxes and other expenses consist of the following:

	December 31
	2004	2003
Compensation	$1,300,138	$751,289
Benefits	684,799	718,045
Paid time off	436,067	374,147
Other	1,527,450	1,212,479
	$3,948,454	$3,055,960

(10)              Restructuring Reserve

On October 22, 2003, the Company’s Board of Directors approved a formal plan of restructure in response to continued losses in the Company’s Packaging plant in Visalia, California.  To that effect the Company recorded restructuring charges, in the fourth quarter of 2003, of $1,405,000, consisting of asset impairments of $640,000, severance of $40,000, and future lease commitments of $725,000.  Of this amount, approximately $36,000 remains on the balance sheet as of December 31, 2004, primarily reflecting miscellaneous clean-up costs that should be paid in early 2005.  During the third quarter of 2004, the

Company executed a termination agreement for the lease for its Visalia, California property for a lump-sum payment of approximately $100,000.  As a result, the Company reversed $280,000 of previously recorded restructuring reserve.

The following table summarizes the restructuring activity:

		Asset		Future Lease
	Total	Impairments	Severance	Commitments
Original provision	$1,405,000	$640,000	$40,000	$725,000
2003 non cash usage	(640,000)	(640,000)	—	—
December 31, 2003 balance remaining	765,000	—	40,000	725,000
2004 non cash usage	(280,000)			(280,000)
2004 cash usage	(449,000)	—	(40,000)	(409,000)
12/31/04 balance remaining	$36,000	$—	$—	$36,000

(11)     Income Taxes

The Company’s income tax (benefit) provision for the years ended December 31, 2004, 2003, and 2002 consists of approximately:

	Years ended December 31
	2004	2003	2002
Current:
Federal	$76,000	$(51,000)	$(312,000)
State	108,000	31,000	38,000
	184,000	(20,000)	(274,000)
Deferred:
Federal	174,000	(798,000)	146,000
State	131,000	(21,000)	(15,000)
	305,000	(819,000)	131,000
Total income tax provision (benefit)	$489,000	$(839,000)	$(143,000)

At December 31, 2004, the Company has net operating loss carry-forwards for federal income tax purposes of approximately $10,541,000 and for state income tax purposes of approximately $2,425,000, which are available to offset future taxable income and expire during the years ending December 31, 2011 through 2022.

The future benefit of the net operating loss carry-forwards acquired from MFT and Simco will be limited to $600,000 per year in accordance with Section 382 of the Internal Revenue Code.  As of December 31, 2004, net operating loss carry-forwards acquired from MFT and Simco for federal income tax purposes totaled $1,742,000 and $5,142,000, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are approximately as follows:

	December 31
	2004	2003
Deferred tax assets related to:
Reserves not currently deductible	$82,000	$436,000
Research and development credits	246,000	111,000
Compensation programs	163,000	110,000
Retirement liability	292,000	292,000
Net operating loss carryforwards	3,704,000	3,294,000
Other	53,000	25,000
	4,540,000	4,268,000
Deferred tax liabilities related to:
Excess of book over tax basis of fixed assets	1,190,000	538,000
Investee tax loss in excess of book losses	55,000	57,000
Capital leases	117,000	228,000
	1,362,000	823,000
Net deferred tax assets	$3,178,000	$3,445,000

The amount recorded as net deferred tax assets as of December 31, 2004 and 2003 represents the amount of tax benefits of existing deductible temporary differences or carry-forwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carry-forward period.  The Company believes that the net deferred tax asset of $3,178,000 at December 31, 2004 is more likely than not to be realized in the carry-forward period.  Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:

	Years ended December 31
	2004	2003	2002
Computed “expected” tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	10.4	(0.7)	(4.1)
Officers’ life insurance	0.4	(0.2)	(1.4)
Meals and entertainment	2.2	(0.3)	(5.4)
R&D credits	(9.9)	3.5	13.5
Other	(1.2)	(0.7)	1.4
Effective tax rate	35.9%	35.6%	38.0%

The impact on the Company’s 2004 effective tax rate from state taxes is higher than usual due to true-up adjustments of state net operating losses.

(12)     Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year.  Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year.  The weighted average number of shares used to compute both basic and diluted income per share consisted of the following:

	Years ended December 31
	2004	2003	2002
Basic weighted average common shares outstanding during the year	4,616,983	4,489,984	4,342,879
Weighted average common equivalent shares due to stock options	377,628	0	0
Diluted weighted average common shares outstanding during the year	4,994,611	4,489,984	4,342,879

Potential common shares of 93,047 and 38,572 were not included in the computation of diluted weighted average common shares outstanding for years ended December 31, 2003 and 2002, respectively, because their inclusion would be anti-dilutive.

(13)              Stock Option and Employee Stock Purchase Plans

The Company maintains a stock option plan to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, consultants and advisors.  The plan provides for either nonqualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for nonqualified stock options shall be determined by the Stock Option Committee.  These options expire over five- to ten-year periods.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the option.  At December 31, 2004, there were 694,825 options outstanding under the plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At December 31, 2004, there were 50,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock.  On June 2, 2004, the Company amended the plan to increase the allowable amount to 725,000 shares.  These options become exercisable in full at the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  At December 31, 2004, there were 430,712 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan which provides that all employees of the Company who work more than twenty hours per week and more than five months in any calendar year and who are employees on or before the applicable offering period are eligible to participate.  The 1998 Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan, participants may have withheld up to 10% of their base salaries during the six month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  To date, 260,249 shares have been issued.

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.

Two types of awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include, without limitation, unrestricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 500,000 shares.  71,283 unrestricted shares were issued in 2004.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 2004,  2003, and 2002, respectively: no dividend yield for each year; expected volatility of 102.8%, 110.0%, and 113.6%, risk-free interest rates of 3.72%, 3.22%,  and 3.25%; and expected lives of 5.7, 5.8, and 5.7 years.

The following is a summary of stock option activity under all plans:

		Weighted
	Shares Under	Average Exercise
	Options	Price
Outstanding at December 31, 2001	1,011,012	$2.85
Granted	159,352	1.17
Exercised	(375)	0.80
Canceled or expired	(83,500)	3.77

Outstanding at December 31, 2002	1,086,489	$2.54
Granted	380,125	1.15
Exercised	—	—
Cancelled or expired	(330,444)	3.21

Outstanding December 31, 2003	1,136,170	$1.88
Granted	214,167	2.74
Exercised	(118,800)	2.04
Cancelled or expired	(56,000)	3.08

Outstanding December 31, 2004	1,175,537	$1.97

The weighted-average fair value of options granted during 2004, 2003, and 2002 was $2.34, $0.98, and $0.94, respectively.  There were 1,031,287 exercisable options as of December 31, 2004.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of December 31, 2004:

		Options Outstanding		Options Exercisable
		Options Outstanding		Options Exercisable
			Weighted		Weighted
	Outstanding	Weighted average	average		average
Range of	as of	remaining	exercise	Exercisable as	exercise
exercise prices	12/31/04	contractual life	price	of 12/31/04	price
$0.00 - $0.99	112,525	4.2	$0.80	96,200	$0.80
$1.00 - $1.99	555,431	6.3	1.26	454,806	1.26
$2.00 - $2.99	295,414	6.2	2.56	295,414	2.56
$3.00 - $3.99	174,867	6.5	3.35	147,367	3.37
$4.00 - $4.99	25,000	3.0	4.19	25,000	1.19
$5.00 - $5.99	—	0	—	—	—
$6.00 - $6.99	12,500	1.5	6.13	12,500	6.13
	1,175,737	6.0	$1.97	1,031,287	$2.02

(14)              Preferred Stock

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

(15)              Supplemental Retirement Plan

The Company has a supplemental retirement plan for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment.  The Company recorded an expense of approximately $58,000, $100,000, and $131,000 for the years ended December 31, 2004, 2003, and 2002, respectively, in accordance with this plan, which includes both current costs and prior service costs for these individuals.  The present value of the supplemental retirement obligation has been calculated using an 8% discount rate.  Projected future payments for the years ending December 31, 2005 through 2009 are approximately $138,000, $152,000, $147,000, $147,000, $144,000, respectively, and approximately $52,000 thereafter.

(16)              Commitments and Contingencies

(a)                      Leases — The Company has noncancelable operating leases for certain facilities that expire through 2011.  Certain of the leases contain escalation clauses which require payments of additional rent, as well as increases in related operating costs.  The Company also leases various equipment under capital leases which expire through 2011.

Included in property, plant and equipment are the following amounts held under capital lease:

	December 31
	2004	2003
Equipment	$3,071,028	$2,954,968
Less accumulated amortization	(523,208)	(331,241)
	$2,547,820	$2,623,727

Future minimum lease payments under noncancelable operating leases and the present value of future minimum lease payments under capital leases as of December 31, 2003, are as follows:

		Operating
Years ending December 31:	Capital Leases	Leases
2005	465,555	1,812,122
2006	462,287	1,480,739
2007	439,434	1,152,389
2008	398,996	297,542
Thereafter	626,919	917,169
Total minimum lease payments	$2,393,191	$5,659,961
Less amount representing interest	344,999
Present value of future minimum lease payments	2,048,192
Less current installments of obligations under capital leases	401,469
Obligations under capital lease, excluding current installments	$1,646,723

Rent expense amounted to approximately  $2,153,000, $2,126,000, and $2,156,000 in 2004, 2003, and 2002, respectively.  Approximately $244,000, $244,000, and $246,000 in 2004, 2003 and 2002, respectively, was paid to United Development Company Limited (“UDT”), a real estate company of which the Company owns 26.32%, that owns the Decatur, Alabama, and Kissimmee, Florida, facilities. The 2004 rent expense incurred from “UDT” has been eliminated in consolidation.

In connection with the eight-year, potential $95 million automotive program, the Company has purchased a new forming line for approximately $1.7 million in 2003, and a second similar forming line for approximately $1.9 million in 2004.

(b)                     Legal — The Company is a defendant in various administrative proceedings that are being handled in the ordinary course of business.  In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(17)              Profit Sharing Plan

The Company maintains a profit-sharing plan for eligible employees.  Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals as well as discretionary amounts determined by the Board of Directors, and amounted to approximately $459,000, $345,000, and $360,000 in 2004, 2003, and 2002, respectively.

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

The top customer in the Company’s Component Products segment comprises 16% of that segment’s total sales for the year ended December 31, 2004. No one customer accounted for more than 10% of the Packaging segment sales for the year ended December 31, 2004.

The results for the 2004 Packaging segment include the results of United Development Company Limited.

Financial statement information by reportable segment is as follows:

	Component
2004	Products	Packaging	Total
Sales	$36,135,175	32,488,923	$68,624,098
Operating income	967,616	1,176,793	2,144,409
Total assets	21,921,263	17,710,941	39,632,204
Depreciation / amortization	1,111,537	1,381,763	2,493,300
Capital expenditures	1,343,254	828,446	2,171,700
Interest expense	375,822	337,829	713,651
Goodwill	4,463,246	2,017,791	6,481,037

	Component
2003	Products	Packaging	Total
Sales	$31,264,862	$29,637,318	$60,902,180
Operating loss	(451,112)	(1,057,320)	(1,508,432)
Total assets	18,939,567	17,809,505	36,749,072
Depreciation / amortization	1,077,602	1,628,790	2,706,392
Capital expenditures	750,280	490,069	1,240,349
Interest expense	381,832	401,840	783,672
Goodwill	4,463,246	2,017,791	6,481,037

	Component
2002	Products	Packaging	Total
Sales	$31,011,592	$30,177,804	$61,189,396
Operating income	252,561	213,436	465,997
Total assets	17,762,229	17,620,543	35,382,772
Depreciation / amortization	1,018,931	1,666,719	2,685,650
Capital expenditures	516,099	394,872	910,971
Interest expense	(403,870)	(473,833)	(877,703)
Goodwill	4,463,246	2,017,791	6,481,037

(20)              Quarterly Financial Information (unaudited)

	Q1	Q2	Q3	Q4
Year ended 12/31/2003
Net sales	$14,244,653	$15,352,933	$16,056,162	$15,248,432
Gross profit	2,259,995	2,739,030	3,152,535	2,572,536
Net (loss) income	(368,325)	(95,577)	41,304	(1,093,131)
Basic net loss per share	(0.08)	(0.02)	0.01	(0.24)
Diluted net loss per share	(0.08)	(0.02)	0.01	(0.24)

Year ended 12/31/2004
Net sales	$15,934,254	$16,827,393	$17,657,812	$18,204,639
Gross profit	3,242,182	3,661,094	3,217,685	3,850,460
Net income	53,963	216,292	190,473	410,533
Basic net income per share	0.01	0.05	0.04	0.09
Diluted net income per share	0.01	0.04	0.04	0.08

Schedule II

UFP TECHNOLOGIES, INC.

Valuation and Qualifying Accounts

Years ended December 31, 2004, 2003, and 2002

Accounts receivable, allowance for doubtful accounts:

	2004	2003	2002
Balance at beginning of year	$475,625	$575,406	$519,594
Provision charged to expense	165,284	(121,795)	125,659
Write-offs and recoveries	(97,592)	22,014	(69,847)
Balance at end of year	$543,317	$475,625	$575,406

Inventory allowance for obsolescence:

	2004	2003	2002
Balance at beginning of year	$270,289	$317,479	$368,005
Provision charged to expense	175,929	174,500	135,276
Write-offs	(141,945)	(221,690)	(185,802)
Balance at end of year	$304,273	$270,289	$317,479

* * *