Form 10-Q
period 2005-03-31
UFP TECHNOLOGIES INC
filed 2005-05-12
CIK 914156

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 2005

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

Yes  ☐;      No   ☒

4,813,858 shares of registrant’s Common Stock, $.01 par value, were outstanding as of April 26, 2005.

UFP Technologies, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1                  FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	3/31/2005	12/31/2004
	(unaudited)
ASSETS
Current assets:
Cash	$145,727	$317,951
Receivables, less allowances of $536,738 and $543,317	11,672,266	11,818,906
Inventories	5,432,854	5,236,232
Prepaid expenses and other current assets	1,773,758	1,191,741
Total current assets	19,024,605	18,564,830
Property, plant and equipment	35,357,003	34,663,332
Less accumulated depreciation and amortization	(23,893,503)	(23,278,982)
Net property, plant and equipment	11,463,500	11,384,350
Goodwill	6,481,037	6,481,037
Other assets	3,134,800	3,201,987
Total assets	$40,103,942	$39,632,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$8,107,337	$7,923,470
Current installments of long-term debt	1,195,272	1,158,672
Current installments of capital lease obligations	402,459	401,469
Accounts payable	4,605,685	3,665,722
Accrued restructuring charge	1,591	36,433
Accrued expenses and payroll withholdings	3,221,715	3,948,454
Total current liabilities	17,534,059	17,134,220
Long-term debt, excluding current installments	5,557,063	5,850,352
Capital lease obligations, excluding current installments	1,546,255	1,646,723
Minority interest	547,797	433,809
Retirement and other liabilities	760,504	780,504
Stockholders’ equity:
Common stock $.01 value, authorized 20,000,000 shares, issued and outstanding 4,813,858 shares in 2005 and 4,678,566 shares in 2004	48,139	46,786
Additional paid-in capital	8,937,401	8,652,488
Retained earnings	5,172,724	5,087,322
Total stockholders’ equity	14,158,264	13,786,596
Total liabilities and stockholders’ equity	$40,103,942	$39,632,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	31-Mar-05	31-Mar-04
Net sales	$18,191,891	15,934,254
Cost of sales	14,568,927	12,692,072
Gross profit	3,622,964	3,242,182
Selling, general and administrative expenses	3,050,009	2,981,472
Operating income	572,955	260,710
Interest expense	216,243	170,832
Minority interest earnings	218,981	15,447
Other income	—	(12,532)
Income before income taxes	137,731	86,963
Income taxes	52,329	33,000
Net income	$85,402	53,963

Net income per share:
Basic	$0.02	0.01
Diluted	$0.02	0.01

Weighted average common shares:
Basic	4,730,761	4,573,687
Diluted	5,256,815	4,821,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	31-Mar-05	31-Mar-04
Cash flows from operating activities:
Net income	$85,402	53,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	623,134	631,574
Minority interest earnings	218,981	15,447
Equity in net income of unconsolidated affiliate	—	(12,531)
Stock issued in lieu of cash compensation	240,468	132,250
Deferred income tax	52,329	—
Changes in operating assets and liabilities:
Receivables, net	146,640	(410,354)
Inventories	(196,622)	(390,225)
Prepaid expenses and other current assets	(582,017)	(47,651)
Accounts payable	446,296	344,903
Accrued restructuring charge, net of fixed asset write-offs	(34,842)	(184,744)
Accrued expenses and payroll withholdings	(726,739)	316,379
Retirement and other liabilities	(20,000)	—
Other assets	6,245	—
Net cash provided by operating activities	259,275	449,011
Cash flows from investing activities:
Additions to property, plant and equipment	(693,671)	(92,885)
Payments from affiliated company	—	12,531
Net cash used in investing activities	(693,671)	(80,354)
Cash flows from financing activities:
Borrowings of notes payable	183,867	(340,877)
Change in book overdrafts	493,667	287,691
Principal repayments of long-term debt	(256,689)	(257,700)
Principal repayments of capital lease obligations	(99,478)	(100,479)
Distribution to United Development Company partners	(104,993)	(105,000)
Net proceeds from sale of common stock	45,798	24,055
Net cash provided by (used in) financing activities	262,172	(492,310)
Net decrease in cash and cash equivalents	(172,224)	(123,653)
Cash at beginning of period	317,951	310,137
Cash at end of period	$145,727	$186,484
Significant non-cash transactions:
Property and equipment acquired under capital lease	$—	176,600

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1)                      Basis of Presentation

The interim consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2005, the consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

(2)                      Stock Compensation

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its stock option and employee stock purchase plans.  As a result, no compensation cost has been recognized in connection with these plans.

Since the Company accounts for its stock option plans under APB 25, certain pro forma information regarding net income and net income per share is required by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as if the Company had accounted for its stock option plans under the fair value approach of SFAS 123.  For purposes of the pro forma disclosures, the estimated fair value of the stock options is fully amortized over the related vesting period of the options.

The fair value of each option grant is estimated on the date of grant, using the Black Scholes option pricing model with the following weighted average assumptions used for grants made in 2005: no dividend yield, expected volatility of 91.2% risk-free interest of 4.2%, and expected life of 6.7 years.  There were no grants for the three months ended March 31, 2004.

The Company’s pro forma information is as follows:

	Three Months Ended
	3/31/2005	3/31/2004
Net income as reported	$85,402	$55,963
Pro forma net income	60,502	33,280
Basic net income per share as reported	0.02	0.01
Pro forma basic net income per share	0.01	0.01
Diluted net income per share as reported	0.02	0.01
Pro forma diluted net income per share	$0.01	$0.01

The effect of applying SFAS 123 as shown above in the pro forma disclosures is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to 1995.

(3)                      New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards (SFAS) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), that requires the Company to expense the value of employee stock options and similar awards. Under FAS 123R, shared-based payment (SBP) awards result in a cost that will be measured at fair value on the awards  grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, the Company is allowed to select from three alternative transition methods   each having different reporting implications. The effective date for FAS 123R is the annual period beginning after July 1, 2005, and FAS 123R will apply to all outstanding and unvested SBP awards at the Company’s adoption date. The Company has not completed its evaluation of the effect of adoption of FAS 123R.

However, due to the fact that the Company uses stock options as a form of compensation, the adoption of FAS 123R may have a significant impact on the Company’s financial position, results of operations or cash flows.

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

(4)                      Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	3/31/2005	12/31/2004
Raw materials	$3,313,010	$3,180,349
Work-in-process	620,118	532,108
Finished goods	1,499,726	1,523,775
Total inventory	$5,432,854	$5,236,232

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(5)                      Restructuring Reserve

On October 22, 2003, the Company’s Board of Directors approved a formal plan of restructure in response to continued losses in the Company’s Packaging plant in Visalia, California.  To that effect the Company recorded restructuring charges, in the fourth quarter of 2003, of $1,405,000, consisting of asset impairments of $640,000, severance of $40,000, and future lease commitments of $725,000.  Of this amount, approximately $2,000 remains on the balance sheet as of March 31, 2005.  During the third quarter of 2004, the Company executed a termination agreement for the lease for its Visalia, California, property for a lump-sum payment of approximately $100,000.  As a result, the Company reversed $280,000 of previously recorded restructuring reserve.

The following table summarizes the restructuring activity:

	Total	Asset Impairments	Severance	Future Lease Commitments
Original provision	$1,405,000	$640,000	$40,000	$725,000
2003 non cash usage	(640,000)	(640,000)	—	—
December 31, 2003 balance remaining	765,000	—	40,000	725,000
2004 non cash usage	(280,000)			(280,000)
2004 cash usage	(449,000)	—	(40,000)	(409,000)
December 31, 2004 balance remaining	36,000	—	—	36,000
2005 cash usage	(34,000)	—	—	(34,000)
March 31, 2005 balance remaining	$2,000	$—	$—	$2,000

(6)                      Stock Option and Employee Stock Purchase Plans

The Company maintains a stock option plan to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, consultants, and advisors.  The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Stock Option Committee.  These options expire over five- to ten-year periods.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options.  At December 31, 2004, there were 694,825 options outstanding under the Company’s 1993 Employee Stock Option Plan (“1993 Plan”).  During the first three months of 2005, 62,500 options were granted, 80,750 options were exercised, and no options were canceled or expired under the 1993 Plan.  At March 31, 2005, there were 676,575 options outstanding under the Plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  During the first three months of 2005, no shares expired under the 1993 Director Plan.  At March 31, 2005, there were 50,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock.    On June 2, 2004, the Company amended the Plan to increase the allowable amount to 725,000 shares.  These options become exercisable in full at the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was frozen; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  There were no options granted under the 1998 Director Plan during the three-month period ended March 31, 2005.  At March 31, 2005, there were 430,712 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan, which provides that all employees of the Company – who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period – are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld during the six-month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  Through March 31, 2005, there were 269,084 shares issued under this Plan.

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.  Two types of awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include, without limitation, unrestricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 500,000 shares.  Through March 31, 2005, 136,755 shares of common stock have been issued under this Plan.

(7)                      Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended
	3/31/2005	3/31/2004
Weighted average common shares outstanding, basic	4,730,761	4,573,687
Weighted average common equivalent shares due to stock options	526,054	247,718
Weighted average common shares outstanding, diluted	5,256,815	4,821,405

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

The accounting policies of the segments are the same as those described in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segments based on net income.

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

	Three Months Ended 3/31/05			Three Months Ended 3/31/04
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$8,955,367	$9,236,524	$18,191,891	$7,160,436	$8,773,818	$15,934,254
Net income (loss)	367,781	(282,379)	85,402	(25,794)	79,757	53,963

(9)                      Indebtedness

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective December 31, 2003, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $12 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $5 million with a 6-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment, and property under capital lease); (iii) a term loan of $1.5 million with a 5-year straight-line amortization that is also collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment, and property under capital lease); and (iv) a term loan of $2.5 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under this facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  For example, as of March 31, 2005, based upon borrowings outstanding of $8.1 million and collateral levels, the Company had availability of $2.9 million of additional credit under this facility at March 31, 2005; actual interest rates ranged from 4.6% to 5.75% on these loans.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility, and Prime plus 0.25% or LIBOR plus 2.5% on all of the term debt.  Both components allow for a reduction in rates based upon the Company’s operating performance.  Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants.  As of March 31, 2005, the Company was in compliance with all of these covenants.  The Company’s new $12 million revolving credit facility, as amended, is due February 28, 2006, and the $5 million term loan and mortgage are due February 28, 2008.  The $1.5 million term loan is due June 30, 2010.  The Company is in the process of seeking an extension or securing a new credit facility prior to its expiration date.  There can be no guarantee that the Company will be successful in extending its existing credit facility or obtaining a new credit facility.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt in the consolidated financial statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At March 31, 2005, the outstanding balance was $416,000.  At March 31, 2005, the interest rate was approximately 5.6%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also has capital lease obligations of approximately $1,948,000 at March 31, 2005.  At March 31, 2005, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $9,705,000.

The Company has book overdrafts of approximately $1,939,000 and $1,445,000 at March 31, 2005 and December 31, 2004 respectively. The Company classifies book overdrafts within Accounts Payable on its Consolidated Balance Sheets.

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

As a component of consolidating UDT’s assets, the Company included $134,525 in cash.    Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

(10)                Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In accordance with the provisions of FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company has consolidated the financial statements of UDT beginning at December 31, 2003, because it absorbs the majority of the expected losses and residual returns.  Prior to December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.  As a result of consolidating UDT, total assets and total liabilities of the Company increased by $992,000 and $832,000, as of March 31, 2005 and 2004, respectively.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements:

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

Overview:

UFP Technologies is a leading designer and manufacturer of interior protective packaging solutions using molded fiber, vacuum-formed plastics and molded and fabricated foam plastic products.  The Company also designs and manufactures engineered component solutions using laminating, molding and fabricating technologies.  The Company serves, among others, the electronics, medical, military, automotive, consumer and industrial markets.

Over the past several years, the Company has downsized its operations in response to a general downturn in the economy as well as the loss of a large automotive program.  In particular, the Company has consolidated its molded fiber packaging division into a single, large design and manufacturing facility in Clinton, Iowa, which it believes has created a more efficient manufacturing structure.  It also consolidated three foam fabricating facilities in the southeast into two.  Both of these downsizing efforts were in response to soft demand, primarily in the computer electronics industry.

In 2004, the Company completed its consolidation efforts and throughout 2004 and the first quarter of 2005 has shifted its attention to initiatives to grow sales.  It strengthened its sales and marketing team, implemented a new sales compensation system, and invested in customer relations management software.  It also created market focused teams to develop strategic business plans for targeted markets.  The Company intends to become more market-focused in the future.

Late in 2004, the Company launched a portion of its new large eight-year, $95 million automotive program in the Southeast.  The total program, which has grown in potential scope from $77 million to $95 million due to design enhancements, will be implemented in phases.  Phase-in costs on this and other automotive programs were significant in the first quarter of 2005 and the Company expects further costs to be incurred throughout 2005.  The Company expects that sales from this program should ramp-up over the next couple of years.  The Company has met every milestone in this program to date, and will now focus on fulfilling increasing production demand while seeking complementary business for its Southeast manufacturing facility.

Sales:

Net sales for the three-month period ended March 31, 2005, were $18.2 million or 14.2% above sales of $15.9 million in the same period last year.  The increase in sales for the three month period ended March 31, 2005 is primarily a result of increased sales for the new automotive contract (Component Products segment) as well as increased sales of case insert product mostly for military applications (Engineered Packaging segment).

Gross Profit:

Gross profit as a percentage of sales (gross margin) decreased to 19.9% for the three-month period ended March 31, 2005, from 20.3 % in the same period last year.   The decline in gross margin for the

three-month period ended March 31, 2005 is primarily due to higher material and labor costs associated with the phase-in of automotive programs (Component Products segment) partially offset by a gain on the settlement of an insurance claim associated with damages sustained in the Company’s Kissimmee, Florida manufacturing plant from Hurricane Charley in August, 2004.  The insurance claim gain was recorded on the books of UFP Technologies and United Development Limited in the amounts of $159,000 and $269,000, respectively.  Approximately 74% of the United Development Limited gain was then eliminated through minority interest.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $3.1 million or 16.7 % of net sales for the three-month period ended March 31, 2005, compared to $3.0 million or 18.7 % of net sales in the same period last year.    The decline in SG&A as a percentage of sales for the three month period ended March 31, 2005 is primarily due to higher sales measured against principally fixed SG&A costs.  The Company does expect to incur higher SG&A expenses through 2005 and 2006 as it complies with Section 404 of the Sarbanes-Oxley Act of 2002.

Other Expenses:

Minority interest earnings were $219,000 for the three month period ended March 31, 2005 compared to only $15,000 in the same period last year due primarily to a gain recorded on the books of United Development Limited (“UDT”) during the first quarter of 2005 for the settlement of an insurance claim associated with property damage sustained in the Company’s Kissimmee, Florida manufacturing plant from Hurricane Charley in August, 2004.  Because the Company owns 26% of UDT, the remaining 74% of the gain recorded is eliminated through minority interest.

Interest expense for the three-month period ended March 31, 2005, increased to approximately $216,000 from $171,000 in the same period last year, primarily due to rising interest rates.

The Company recorded a tax expense of approximately 38% of pre-tax income for the three month periods ended March 31, 2005 and 2004.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At March 31, 2005 and December 31, 2004, the Company’s working capital was approximately $1.5 million.  As a component of consolidating UDT’s assets, the Company included $134,525 in cash.    Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

Net cash provided by operations for the three-month periods ended March 31, 2005 and 2004, was approximately $259,000 and $449,000, respectively. The decrease in cash generated from operations is primarily attributable to an increase in prepaid expenses and a decrease in accrued liabilities.  Cash used in investing activities during the three-month period ended March 31, 2005 was approximately $694,000, which primarily was the result of additions to property, plant and equipment.  The capital expenditures were primarily related to the additions of manufacturing equipment.

The Company intends to continue to invest in capital equipment to support its operations.  In conjunction with recently awarded programs, the Company is committed to acquire certain equipment for a total of approximately $3.8 million.  As of March 31, 2005, the Company has incurred approximately $2.8 million of this commitment.  The remaining amount is expected to be procured within the next six months.  Through the amendment of its credit facility in June 2004, the Company has secured financing for the majority of this amount from its lead bank.  The Company, from time to time, is engaged in discussions regarding potential strategic acquisitions, but presently does not have any agreements in place.

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective December 31, 2003, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $12 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $5 million with a 6-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment, and property under capital lease); (iii) a term loan of $1.5 million with a 5-year straight-line amortization that is also collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment, and property under capital lease); and (iv) a term loan of $2.5 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under this facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  For example, as of March 31, 2005, based upon borrowings outstanding of $8.1 million and collateral levels, the Company had availability of $2.9 million of additional credit under this facility at March 31, 2005; actual interest rates ranged from 4.6% to 5.75% on these loans.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility, and Prime plus 0.25% or LIBOR plus 2.5% on all of the term debt.  Both components allow for a reduction in rates based upon the Company’s operating performance.  Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants.  As of March 31, 2005, the Company was in compliance with all of these covenants.  The Company’s new $12 million revolving credit facility, as amended, is due February 28, 2006, and the $5 million term loan and mortgage are due February 28, 2008.  The $1.5 million term loan is due June 30, 2010.  The Company is in the process of seeking an extension or securing a new credit facility prior to its expiration date.  There can be no guarantee that the Company will be successful in extending its existing credit facility or obtaining a new credit facility.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt in the consolidated financial statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At March 31, 2005, the outstanding balance was $416,000.  At March 31, 2005, the interest rate was approximately 5.6%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also has capital lease obligations of approximately $1,948,000 at March 31, 2005.  At March 31, 2005, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $9,705,000.

The Company has book overdrafts of approximately $1,939,000 and $1,445,000 at March 31, 2005 and December 31, 2004 respectively. The Company classifies book overdrafts within Accounts Payable on its Consolidated Balance Sheets.

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

Contractual Obligations:

The following table summarizes the Company’s contractual obligations at March 31, 2005, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loans	Mortgage	United Development Company Mortgage	Supplemental Retirement Plan	Total
2005	$1,350,066	$302,003	$739,800	$126,000	$30,654	$118,000	$2,666,523
2006	1,480,739	400,117	986,400	168,000	385,069	152,000	$3,572,325
2007	1,152,389	384,109	986,400	168,000	—	147,000	$2,837,898
2008	297,542	304,803	986,400	168,000	—	147,000	$1,903,745
2009 & thereafter	917,168	557,682	515,612	1,492,000	—	196,504	$3,678,966
	$5,197,904	$1,948,714	$4,214,612	$2,122,000	$415,723	$760,504	$14,659,457

Payments on the United Development Company Limited note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the year ended December 31, 2004 and through the first three months of 2005, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At March 31, 2005, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

PART II - OTHER INFORMATION

UFP TECHNOLOGIES, INC.

Item 6                            Exhibits

The following exhibits are included herein:

Exhibit No.	Description
31	Rule 13a-14d/15d-14(a Certifications)
32	Section 1350 Certifications

UFP TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

(Registrant)

/s/ May 12, 2005	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly President, Chief Executive Officer and Director

/s/ May 12, 2005	/s/ Ronald J. Lataille
Date	Ronald J. Lataille Vice President, Chief Financial Officer & Treasurer

* * *

EXHIBIT INDEX

Exhibit No.	Description
31	Rule 13a-14a/15d-14(a) Certifications
32	Section 1350 Certifications