Form 10-Q
period 2005-06-30
UFP TECHNOLOGIES INC
filed 2005-08-12
CIK 914156

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

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

4,814,983 shares of registrant’s Common Stock, $.01 par value, were outstanding as of August 1, 2005.

UFP Technologies, Inc.

PART I:                           FINANCIAL INFORMATION

ITEM 1:                            FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Jun-05	31-Dec-04
	(unaudited)
ASSETS
Current assets:
Cash	$291,388	$317,951
Receivables, less allowances of $608,282 and $543,317	13,404,579	11,818,906
Inventories	5,363,408	5,236,232
Prepaid expenses and other current assets	1,181,994	1,191,741
Total current assets	20,241,369	18,564,830
Property, plant and equipment	36,356,522	34,663,332
Less accumulated depreciation and amortization	(24,634,681)	(23,278,982)
Net property, plant and equipment	11,721,841	11,384,350
Goodwill	6,481,037	6,481,037
Other assets	3,182,884	3,201,987
Total assets	$41,627,131	$39,632,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$8,278,508	$7,923,470
Current installments of long-term debt	1,348,872	1,158,672
Current installments of capital lease obligations	403,584	401,469
Accounts payable	4,926,259	3,665,722
Accrued restructuring charge	—	36,433
Accrued expenses and payroll withholdings	3,570,877	3,948,454
Total current liabilities	18,528,100	17,134,220
Long-term debt, excluding current installments	5,877,151	5,850,352
Capital lease obligations, excluding current installments	1,445,321	1,646,723
Minority interest	562,704	433,809
Retirement and other liabilities	740,504	780,504
Stockholders’ equity:
Common stock $.01 par value, authorized 20,000,000 shares, issued and outstanding 4,814,983 shares in 2005 and 4,678,566 shares in 2004	48,150	46,786
Additional paid-in capital	8,938,289	8,652,488
Retained earnings	5,486,912	5,087,322
Total stockholders’ equity	14,473,351	13,786,596
Total liabilities and stockholders’ equity	$41,627,131	$39,632,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	30-Jun-05	30-Jun-04	30-Jun-05	30-Jun-04
Net sales	$20,917,802	$16,827,393	$39,109,693	$32,761,647
Cost of sales	16,791,479	13,166,299	31,360,406	25,858,371
Gross profit	4,126,323	3,661,094	7,749,287	6,903,276
Selling, general & administrative expenses	3,372,887	3,118,321	6,422,896	6,099,793
Operating income	753,436	542,773	1,326,391	803,483
Interest expense	249,651	175,358	465,894	346,190
Minority interest earnings	14,907	21,692	233,888	37,139
Other income	(17,879)	—	(17,879)	(12,532)
Income before income taxes	506,757	345,723	644,488	432,686
Income taxes	192,568	129,431	244,897	162,431
Net income	$314,189	$216,292	$399,591	$270,255
Net income per share:
Basic	$0.07	$0.05	$0.08	$0.06
Diluted	$0.06	$0.04	$0.08	$0.06
Weighted average common shares:
Basic	4,814,483	4,613,180	4,772,477	4,593,393
Diluted	5,235,524	5,005,822	5,214,874	4,910,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	30-Jun-05	30-Jun-04
Cash flows from operating activities:
Net income	$399,591	$270,255
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,372,924	1,225,780
Minority interest earnings	233,888	37,139
Equity in net income of unconsolidated affiliate	(12,531)	(12,532)
Stock issued in lieu of cash compensation	240,450	132,250
Changes in operating assets and liabilities:
Receivables, net	(1,585,673)	(1,213,474)
Inventories	(127,176)	(762,244)
Prepaid expenses and other current assets	(235,150)	127,879
Deferred income tax	244,897	—
Accounts payable	1,206,663	644,867
Accrued restructuring charge, net of fixed asset write-offs	(36,433)	(284,549)
Accrued expenses and payroll withholdings	(377,577)	633,127
Retirement and other liabilities	(40,000)	—
Other assets	1,877	—
Net cash provided by operating activities	1,285,750	798,498
Cash flows from investing activities:
Additions to property, plant and equipment	(1,693,190)	(138,207)
Payments from affiliated company	12,531	12,532
Net cash used in investing activities	(1,680,659)	(125,675)
Cash flows from financing activities:
Borrowings of notes payable	355,038	(130,962)
Change in book overdrafts	53,874	236,632
Principal repayments of long-term debt	(514,389)	(515,836)
Principal repayments of capital lease obligations	(199,287)	(248,359)
Proceeds from long-term borrowings	731,388	—
Distribution to United Development Company partners	(104,993)	(105,000)
Net proceeds from sale of common stock	46,715	21,720
Net cash provided by (used in) financing activities	368,346	(741,805)
Net decrease in cash and cash equivalents	(26,563)	(68,982)
Cash at beginning of period	317,951	310,137
Cash at end of period	$291,388	$241,155
Significant non-cash transactions:
Property and equipment acquired under capital lease	$—	$229,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)                                  Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by generally accepted accounting principles.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s 2004 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of income for the three and six months ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

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

The fair value of each option grant is estimated on the date of grant, using the Black Scholes option pricing model with the following weighted average assumptions used for grants made in 2005 and 2004, respectively, no dividend yield, expected volatility of 89.2% and 103.5%, risk-free interest of 4.0% and 3.8%, and expected life of 6.8 and 5.6 years.

The Company’s pro forma information is as follows:

	Three Months Ended		Six Months Ended
	30-Jun-05	30-Jun-04	30-Jun-05	30-Jun-04
Net income as reported	$314,189	$216,292	$399,591	$270,255
Pro forma net income (loss)	192,212	(236,591)	252,714	(203,311)
Basic net income per share as reported	0.07	0.05	0.08	0.06
Pro forma basic net income (loss) per share	0.04	(0.05)	0.05	(0.04)
Diluted net income per share as reported	0.06	0.04	0.08	0.06
Pro forma diluted net income (loss) per share	$0.04	$(0.05)	$0.05	$(0.04)

The effect of applying SFAS 123 as shown above in the pro forma disclosures is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to 1995.

(3)                                  New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards (SFAS) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), that requires the Company to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment (SBP) awards result in a cost that will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, the Company is allowed to select from three alternative transition methods each having different reporting implications. The effective date for FAS 123R is the annual period beginning after July 1, 2005, and FAS 123R will apply to all outstanding and unvested SBP awards at the Company’s adoption date. The Company has not completed its evaluation of the effect of adoption of FAS 123R.  However, due to the fact that the Company uses stock options as a form of compensation, the adoption of FAS 123R may have a significant impact on the Company’s financial position, results of operations and cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4.  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and spoilage.  This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal” which was the criterion specified in ARB No. 43.  In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities.  This pronouncement is effective for the Company beginning January 1, 2006.  The Company believes that the adoption of this standard will not have a material effect on its operations.

(4)                                  Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	30-Jun-05	31-Dec-04
Raw materials	$3,376,221	$3,180,349
Work-in-process	493,447	532,108
Finished goods	1,493,740	1,523,775
Total inventory	$5,363,408	$5,236,232

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(5)                                  Restructuring Reserve

On October 22, 2003, the Company’s Board of Directors approved a formal plan of restructure in response to continued losses in the Company’s Packaging plant in Visalia, California.  To that effect the Company recorded restructuring charges, in the fourth quarter of 2003, of $1,405,000, consisting of asset impairments of $640,000, severance of $40,000, and future lease commitments of $725,000.  Of this amount, nothing remains on the balance sheet as of June 30, 2005.  During the third quarter of 2004, the Company executed a termination agreement for the lease of its Visalia, California, property for a lump-sum payment of approximately $100,000.  As a result, the Company reversed $280,000 of previously recorded restructuring reserve.

The following table summarizes the restructuring activity:

	Total	Asset Impairments	Severance	Future Lease Commitments
Original provision	$1,405,000	$640,000	$40,000	$725,000
2003 non cash usage	(640,000)	(640,000)	—	—
December 31, 2003 balance remaining	765,000	—	40,000	725,000
2004 non cash usage	(280,000)	—	—	(280,000)
2004 cash usage	(449,000)	—	(40,000)	(409,000)
December 31, 2004 balance remaining	36,000	—	—	36,000
2005 cash usage	(36,000)	—	—	(36,000)
June 30, 2005 balance remaining	$—	$—	$—	$—

(6)                                  Stock Option and Employee Stock Purchase Plans

The Company maintains a stock option plan to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, consultants, and advisors.  The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Stock Option Committee.  These options expire over five- to ten-year periods.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on an accelerated schedule.  At December 31, 2004, there were 694,825 options outstanding under the Company’s 1993 Employee Stock Option Plan (“1993 Plan”).  During the first six months of 2005,  62,500 options were granted,  81,875 options were exercised, and 1,000 options were canceled under the 1993 Plan.  At June 30, 2005, there were 674,450 options outstanding under the Plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  During the first six months of 2005, no shares expired under the 1993 Director Plan.  At June 30, 2005, there were 50,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock.  On June 2, 2004, the Company amended the Plan to increase the allowable amount to 725,000 shares.  These options become exercisable in full at the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was frozen; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  37,259 options were granted under the 1998 Director Plan during the six-month period ended June 30, 2005.  At June 30, 2005, there were 467,971 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan, which provides that all employees of the Company – who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period – are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld during the six-month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  Through June 30, 2005, there were 269,084 shares issued under this Plan.

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.  Two types of awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include, without limitation, unrestricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 500,000 shares.  Through June 30, 2005,  136,755 shares of common stock have been issued under this Plan.

(7)                                  Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended		Six Months Ended
	30-Jun-05	30-Jun-04	30-Jun-05	30-Jun-04
Weighted average common shares outstanding, basic	4,814,483	4,613,180	4,772,477	4,593,393
Weighted average common equivalent shares due to stock options	421,041	392,642	442,397	317,250
Weighted average common shares outstanding, diluted	5,235,524	5,005,822	5,214,874	4,910,643

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

	Three Months Ended 6/30/05			Three Months Ended 6/30/04
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$8,501,782	$12,416,020	$20,917,802	$8,008,282	$8,819,111	$16,827,393
Net income	258,193	55,996	314,189	24,038	192,254	216,292

	Six Months Ended 6/30/05			Six Months Ended 6/30/04
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$17,457,149	$21,652,544	$39,109,693	$15,168,718	$17,592,929	$32,761,647
Net income (loss)	625,974	(226,383)	$399,591	(1,756)	272,011	270,255

(9)                                  Indebtedness

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective December 31, 2003 and June 28, 2004, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $12 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $5 million with a 6-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment, and property under capital lease); (iii) a term loan of $1.5 million with a 5-year straight-line amortization that is also collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment, and property under capital lease); and (iv) a term loan of $2.5 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under this facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  As of June 30, 2005, based upon borrowings outstanding of $8.3 million and collateral levels as of that date, the Company had availability of $3.7 million under this facility.  Actual interest rates ranged from 5.0% to 6.25% on these loans.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility, and Prime plus 0.25% or LIBOR plus 2.5% on all of the term debt.  Both components allow for a reduction in rates based upon the Company’s operating performance.  Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants.  As of June 30, 2005, the Company was in compliance with all of these covenants.  The Company’s new $12 million revolving credit facility, as amended, is due February 28, 2006, and the $5 million term loan and mortgage are due February 28, 2008.  The $1.5 million term loan is due June 30, 2010.  The Company is in the process of seeking an extension or securing a new credit facility prior to its expiration date.  There can be no guarantee that the Company will be successful in extending its existing credit facility or obtaining a new credit facility.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt in the consolidated financial statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At June 30, 2005, the outstanding balance was $410,023.  At June 30, 2005, the interest rate was approximately

6.0%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also has capital lease obligations of approximately $1,850,000 at June 30, 2005.  At June 30, 2005, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $10,000,000.

The Company has book overdrafts of approximately $1,499,000 and $1,445,000 at June 30, 2005 and December 31, 2004 respectively. The Company classifies book overdrafts within Accounts Payable on its Consolidated Balance Sheets.

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

As a component of consolidating UDT’s assets, the Company included $279,838 in cash.    Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

(10)                            Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In accordance with the provisions of FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company has consolidated the financial statements of UDT beginning at December 31, 2003, because it has determined that UDT is a variable interest entity (“VIE”) pursuant to Paragraph 5.a of FIN 46R, and that it is the primary beneficiary.  Prior to December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.  As a result of consolidating UDT, total assets and total liabilities and equity of the Company increased by $1,010,000 and $854,000, as of June 30, 2005 and June 30, 2004, respectively.

ITEM 2:                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements:

This report contains certain statements that are “forward-looking statements” as that term is defined under the Securities Exchange Act of 1934, as amended (the “Act”) and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “plan,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company’s plans, described below, to execute a program which launched in the fourth quarter of 2004 for an automotive supplier that could be as large as $95 million is an example of a forward looking statement.  Forward-

looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

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

Overview:

UFP Technologies is a leading designer and manufacturer of interior protective packaging solutions using molded fiber, vacuum-formed plastics and molded and fabricated foam plastic products.  The Company also designs and manufactures engineered component solutions using laminating, molding and fabricating technologies.  The Company serves, among others, the electronics, medical, military, automotive, consumer, and industrial markets.

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

In 2004, the Company completed its consolidation efforts and throughout 2004 and the first half of 2005 has shifted its attention to sales growth initiatives.  It strengthened its sales and marketing team, implemented a new sales compensation system, and invested in customer relations management software.  It also created market focused teams to develop strategic business plans for targeted markets.  The Company intends to become more market-focused in the future.

Late in 2004, the Company launched a portion of its new large eight-year, $95 million automotive program in the Southeast.  The total program, which has grown in potential scope from $77 million to $95 million due to design enhancements, will be implemented in phases.  Phase-in costs on this and other automotive programs were significant in the first two quarters of 2005 and the Company expects further costs to be incurred throughout 2005.  The Company expects that sales from this program should continue to grow in each remaining quarter of 2005 and then further ramp-up over the next couple of years.  The Company has met every milestone in this program to date and will now focus on fulfilling increasing production demand. The balance of the Company’s automotive business in Michigan is currently facing challenging market conditions as customers are ordering fewer products than they previously forecasted due to reduced consumer demand for the vehicles.

Sales:

Net sales for the three-month period ended June 30, 2005, were $20.9 million or 24% above sales of $16.8 million in the same period last year.  Sales of $39.1 million for the six-month period ended June 30, 2005 were 19% higher than sales of $32.8 million in the same period last year.  The increase in sales for both the three and six-month periods ended June 30, 2005 is primarily a result of increased sales volume from the new automotive contract in the southeast (Component Products segment) as well as increased sales of case insert product mostly for military applications (Engineered Packaging segment).

Gross Profit:

Gross profit as a percentage of sales (gross margin) decreased to 19.7% for the three-month period ended June 30, 2005, from 21.8% in the same period last year.   Gross margin for the six-month period ended June 30, 2005 declined to 19.8%, from 21.1% in the same period last year.  The decline in gross margin for the three and six-month periods ended June 30, 2005 is primarily due to higher material and labor costs associated with the phase-in of automotive programs (Component Products segment).  The decline in gross margin for the six-month period ended June 30, 2005 was partially offset by a gain recorded in the first quarter on the settlement of an insurance claim associated with damages sustained in the Company’s Kissimmee, Florida manufacturing plant from Hurricane Charley in August, 2004.  The insurance claim gain was recorded on the books of UFP Technologies and United Development Company Limited in the amounts of $159,000 and $269,000, respectively.  Approximately 74% of the United Development Company Limited gain was then eliminated through minority interest.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $3.4  million or 16.1% of net sales for the three-month period ended June 30, 2005, compared to $3.1 million or 18.5% of net sales in the same period last year.  SG&A expenses for the six-month period ended  June 30, 2005 were $6.4 million, or 16.4% of net sales, compared to $6.1 million, or 18.6% of net sales, in the same period in 2004.  The decline in SG&A as a percentage of sales for the three month period ended June 30, 2005 is primarily due to higher sales measured against principally fixed SG&A costs.  The Company expects to incur higher SG&A expenses through 2005 and 2006 as it complies with Section 404 of the Sarbanes-Oxley Act of 2002.

Other Expenses:

Minority interest earnings were approximately $15,000 for the three-month period ended June 30, 2005, compared to approximately $22,000 in the same period last year.  Minority interest earnings for the six-month periods ended June 30, 2005 and 2004 were approximately $234,000 and $37,000, respectively.  The increase in minority interest earnings for the six-month period ended June 30, 2005 is primarily due to a gain recorded on the books of United Development Company Limited (“UDT”) during the first quarter of 2005 for the settlement of an insurance claim associated with property damage sustained in the Company’s Kissimmee, Florida manufacturing plant from Hurricane Charley in August, 2004.  Because the Company owns 26% of UDT, the remaining 74% of the gain recorded is eliminated through minority interest.

Interest expense for the three-month period ended June 30, 2005 increased to approximately $250,000 from $175,000 in the same period last year.  Interest expense for the six-month period ended June 30, 2005 increased to approximately $466,000 from $346,000 in the same period last year.  Both increases are primarily due to rising interest rates.

The Company recorded a tax expense of approximately 38% of pre-tax income for the three and six-month periods ended June 30, 2005. This rate is slightly higher than the 37.5% effective tax rate recorded in the equivalent periods last year.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At June 30, 2005 and December 31, 2004, the Company’s working capital was approximately $1.7 million and $1.4 million, respectively.  As a component of consolidating UDT’s assets, the Company included $279,838 in cash.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

Net cash provided by operations for the six-month periods ended June 30, 2005 and 2004, was approximately $1,286,000 and $798,000, respectively.  The increase in cash provided by operations was primarily attributable to an increase in earnings, a smaller increase in inventory, and a larger increase in accounts payable partially offset by a larger increase in receivables, an increase in prepaid expenses, and a decrease in accrued expenses.  Cash used in investing activities during the six-month period ended June 30, 2005 was approximately $1,700,000, which primarily was the result of additions to property, plant and equipment.  These capital expenditures were primarily related to the additions of manufacturing equipment.

The Company intends to continue to invest in capital equipment to support its operations.  In conjunction with recently awarded programs, the Company was committed to acquire certain equipment for a total of approximately $3.8 million.  As of June 30, 2005, the Company has incurred all of this commitment.  The Company, from time to time, is engaged in discussions regarding potential strategic acquisitions, but presently does not have any agreements in place.

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective December 31, 2003 and June 28, 2004, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $12 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $5 million with a 6-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment, and property under capital lease); (iii) a term loan of $1.5 million with a 5-year straight-line amortization that is also collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment, and property under capital lease); and (iv) a term loan of $2.5 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under this facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  As of June 30, 2005, based upon borrowings outstanding of $8.3 million and collateral levels as of that date, the Company had availability of $3.7 million under this facility.  Actual interest rates ranged from 5.0% to 6.25% on these loans.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility, and Prime plus 0.25% or LIBOR plus 2.5% on all of the term debt.  Both components allow for a reduction in rates based upon the Company’s operating performance.  Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants.  As of June 30, 2005, the Company was in compliance with all of these covenants.  The Company’s new $12 million revolving credit facility, as amended, is due February 28, 2006, and the $5 million term loan and mortgage are due February 28, 2008.  The $1.5 million term loan is due June 30, 2010.  The Company is in the process of seeking an extension or securing a new credit facility prior to its expiration date.  There can be no guarantee that the Company will be successful in extending its existing credit facility or obtaining a new credit facility.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt in the consolidated financial statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At June 30, 2005, the outstanding balance was $410,023.  At June 30, 2005, the interest rate was approximately 6.0%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also has capital lease obligations of approximately $1,850,000 at June 30, 2005.  At June 30, 2005, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $10,000,000.

The Company has book overdrafts of approximately $1,499,000 and $1,445,000 at June 30, 2005 and December 31, 2004 respectively. The Company classifies book overdrafts within Accounts Payable on its Consolidated Balance Sheets.

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

Contractual Obligations:

The following table summarizes the Company’s contractual obligations at June 30, 2005, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loans	Mortgage	United Development Company Mortgage	Debt Interest	Supplemental Retirement Plan	Total
2005	$883,923	$202,194	$570,000	$84,000	$20,346	$188,000	$65,933	$2,014,396
2006	1,480,759	400,117	1,140,000	168,000	389,677	320,000	147,000	$4,045,553
2007	1,152,389	384,109	1,140,000	168,000	—	227,000	147,000	$3,218,498
2008	297,542	304,803	1,140,000	168,000	—	156,000	147,000	$2,213,345
2009 & thereafter	917,169	557,682	746,000	1,492,000	—	362,000	233,571	$4,308,422
	$4,731,782	$1,848,905	$4,736,000	$2,080,000	$410,023	$1,253,000	$740,504	$15,800,214

Payments on the United Development Company Limited note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the year ended December 31, 2004 and through the first six months of 2005, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:                                                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At June 30, 2005, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

ITEM 4:                                                    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15 or 15d-15), which have been designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

Since the last evaluation of the Company’s internal controls over financial reporting, the Company has made no change in those internal controls that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II:         OTHER INFORMATION

UFP TECHNOLOGIES, INC.

Item 4:                         Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on June 2, 2005, at which the stockholders voted on whether to elect three directors to the Company’s board of directors for terms of office of three years or until the 2008 annual meeting of stockholders.  Votes to adopt the proposal to elect the following directors were cast as follows:

Richard L. Bailly, with 4,026,195 shares voting for and 8,765 shares withheld;

Peter R. Worrell, with 4,033,060 shares voting for and 1,900 shares withheld;

Michael J. Ross, with 4,025,119 shares voting for and 9,841 shares withheld;

and in each case, there were no shares abstaining and no broker nonvoting shares cast.

Item 6                            Exhibits

The following exhibits are included herein:

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

August 12, 2005	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly
President, Chief Executive
Officer and Director

August 12, 2005	/s/ Ronald J. Lataille
Date	Ronald J. Lataille
Vice President,
Chief Financial Officer & Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications