Form 10-Q
period 2005-09-30
UFP TECHNOLOGIES INC
filed 2005-11-14
CIK 914156

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2005

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

Yes  ☐;    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐;    No  ☒

4,823,079 shares of registrant’s Common Stock, $.01 par value, were outstanding as of October 25, 2005.

UFP Technologies, Inc.

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004

Notes to Interim Condensed Consolidated Financial Statements

Item 2. Management’s Discussion & Analysis of Financial Condition & Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

SIGNATURES / EXHIBIT INDEX

Exhibits

PART I:       FINANCIAL INFORMATION

ITEM 1:       FINANCIAL STATEMENTS

UFP Technologies, Inc.
Condensed Consolidated Balance Sheets

	30-Sep-05	31-Dec-04
	(unaudited)
ASSETS
Current assets:
Cash	$343,853	$317,951
Receivables, less allowances of $603,407 and $543,317	14,031,424	11,818,906
Inventories	5,835,279	5,236,232
Prepaid expenses and other current assets	932,552	1,191,741
Total current assets	21,143,108	18,564,830
Property, plant and equipment	36,754,924	34,663,332
Less accumulated depreciation and amortization	(25,375,386)	(23,278,982)
Net property, plant and equipment	11,379,538	11,384,350
Goodwill	6,481,037	6,481,037
Other assets	3,165,107	3,201,987
Total assets	$42,168,790	$39,632,204
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$7,981,221	$7,923,470
Current installments of long-term debt	1,348,872	1,158,672
Current installments of capital lease obligations	403,189	401,469
Accounts payable	5,868,901	3,665,722
Accrued restructuring charge	—	36,433
Accrued expenses and payroll withholdings	4,021,613	3,948,454
Total current liabilities	19,623,796	17,134,220
Long-term debt, excluding current installments	5,544,942	5,850,352
Capital lease obligations, excluding current installments	1,345,386	1,646,723
Minority interest	585,052	433,809
Retirement and other liabilities	720,504	780,504
Stockholders’ equity:
Common stock $.01 par value, authorized 20,000,000 shares, issued and outstanding 4,823,079 shares in 2005 and 4,678,566 shares in 2004	48,231	46,786
Additional paid-in capital	8,962,498	8,652,488
Retained earnings	5,338,381	5,087,322
Total stockholders’ equity	14,349,110	13,786,596
Total liabilities and stockholders’ equity	$42,168,790	$39,632,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		NineMonths Ended
	30-Sep-05	30-Sep-04	30-Sep-05	30-Sep-04
Net sales	$21,649,267	$17,657,812	$60,758,960	$50,419,459
Cost of sales	18,562,083	14,440,127	49,922,489	40,298,498
Gross profit	3,087,184	3,217,685	10,836,471	10,120,961
Selling, general & administrative expenses	3,068,531	2,989,877	9,491,427	9,089,671
Restructuring charge	—	(280,000)	—	(280,000)
Operating income	18,653	507,808	1,345,044	1,311,290
Interest expense	260,826	172,346	726,720	518,536
Minority interest earnings	22,348	28,142	256,236	65,281
Other income	(24,956)	—	(42,835)	(12,533)
Income (loss) before income taxes	(239,565)	307,320	404,923	740,006
Income taxe expense (benefit)	(91,034)	116,847	153,863	279,278
Net (loss) income	$(148,531)	$190,473	$251,060	$460,728
Net income (loss) per share:
Basic	$(0.03)	$0.04	$0.05	$0.10
Diluted	$(0.03)	$0.04	$0.05	$0.09
Weighted average common shares:
Basic	4,820,335	4,626,967	4,794,015	4,604,637
Diluted	4,820,335	5,048,659	5,287,797	4,954,113

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	30-Sep-05	30-Sep-04
Cash flows from operating activities:
Net income	$251,060	$460,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,122,243	1,803,318
Minority interest earnings	256,236	65,281
Equity in net income of unconsolidated affiliate	(12,531)	(12,533)
Stock issued in lieu of cash compensation	240,450	132,250
Changes in operating assets and liabilities:
Receivables, net	(2,212,518)	(1,727,680)
Inventories	(599,047)	(687,257)
Prepaid expenses and other current assets	105,326	305,318
Deferred income tax	153,863	—
Accounts payable	1,286,492	900,461
Accrued restructuring charge, net of fixed asset write-offs	(36,433)	(732,828)
Accrued expenses and payroll withholdings	73,159	548,224
Retirement and other liabilities	(60,000)	—
Other assets	11,041	49,459
Net cash provided by operating activities	1,579,341	1,104,741
Cash flows from investing activities:
Additions to property, plant and equipment	(2,091,592)	(1,096,447)
Payments from affiliated company	12,531	12,533
Net cash used in investing activities	(2,079,061)	(1,083,914)
Cash flows from financing activities:
Borrowings of notes payable	57,751	308,648
Change in book overdrafts	916,687	335,063
Principal repayments of long-term debt	(846,598)	(773,326)
Principal repayments of capital lease obligations	(299,617)	(367,854)
Proceeds from long-term borrowings	731,388	512,408
Distribution to United Development Company partners	(104,993)	(105,001)
Net proceeds from sale of common stock	71,004	48,314
Net cash provided by (used in) financing activities	525,622	(41,748)
Net increase (decrease) in cash	25,902	(20,921)
Cash at beginning of period	317,951	310,137
Cash at end of period	$343,853	$289,216
Significant non-cash transactions:
Property and equipment acquired under capital lease	$—	$229,540

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

The condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of income for the three and nine months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

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

The fair value of each option grant is estimated on the date of grant, using the Black Scholes option pricing model with the following weighted average assumptions used for grants made in 2005 and 2004, respectively: no dividend yield, expected volatility of 82.6% and 99.8%, risk-free interest of 4.2% and 3.4%, and expected life of 6.8 and 5.7 years.

The Company’s pro forma information is as follows:

	Three Months Ended		Nine Months Ended
	30-Sep-05	30-Sep-04	30-Sep-05	30-Sep-04
Net income (loss) as reported	$(148,531)	$190,473	$251,060	$460,728
Pro forma net income (loss)	(283,243)	49,891	(30,529)	(153,420)
Basic net income (loss) per share as reported	(0.03)	0.04	0.05	0.10
Pro forma basic net income (loss) per share	(0.06)	0.01	(0.01)	(0.03)
Diluted net income (loss) per share as reported	(0.03)	0.04	0.05	0.09
Pro forma diluted net income (loss) per share	$(0.06)	$0.01	$(0.01)	$(0.03)

The effect of applying SFAS 123 as shown above in the pro forma disclosures is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to 1995.

Potential common shares of 471,947 and 493,782 were not included in the three- and nine-month periods ended September 30, 2005, respectively, as their inclusion would be anti-dilutive.

(3)    New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision to Statement of Financial Accounting Standards (SFAS) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”), that requires the Company to expense the value of employee stock options and similar awards. Under FAS 123R, share-based payment (SBP) awards result in a cost that will be measured at fair value on the awards grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. As a public company, the Company is allowed to select from three alternative transition methods each having different reporting implications. FAS 123R is effective for the Company beginning January 1, 2006, and FAS 123R will apply to all outstanding and unvested SBP awards at the Company’s adoption date. The Company has not completed its evaluation of the effect of adoption of FAS 123R.  However, due to the fact that the Company uses stock options as a form of compensation, the adoption of FAS 123R may have a significant impact on the Company’s financial position, results of operations and cash flows.

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

(4)    Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	30-Sep-05	31-Dec-04
Raw materials	$3,625,830	$3,180,349
Work-in-process	575,185	532,108
Finished goods	1,634,264	1,523,775
Total inventory	$5,835,279	$5,236,232

Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead.

(5)    Restructuring Reserve

On October 22, 2003, the Company’s Board of Directors approved a formal plan of restructure in response to continued losses in the Company’s Packaging plant in Visalia, California.  To that effect the Company recorded restructuring charges, in the fourth quarter of 2003, of $1,405,000, consisting of asset impairments of $640,000, severance of $40,000, and future lease commitments of $725,000.  Of this amount, nothing remains on the balance sheet as of September 30, 2005.  During the third quarter of 2004, the Company executed a termination agreement for the lease of its Visalia, California, property for a lump-sum payment of approximately $100,000.  As a result, the Company reversed $280,000 of previously recorded restructuring reserve.

The following table summarizes the restructuring activity:

	Total	Asset Impairments	Severance	Future Lease Commitments
Original provision	$1,405,000	$640,000	$40,000	$725,000
2003 non cash usage	(640,000)	(640,000)	—	—
December 31, 2003 balance remaining	765,000	—	40,000	725,000
2004 non cash usage	(280,000)	—	—	(280,000)
2004 cash usage	(449,000)	—	(40,000)	(409,000)
December 31, 2004 balance remaining	36,000	—	—	36,000
2005 cash usage	(36,000)	—	—	(36,000)
September 30, 2005 balance remaining	$—	$—	$—	$—

(6)    Stock Option and Employee Stock Purchase Plans

The Company maintains a stock option plan to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, consultants, and advisors.  The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Stock Option Committee.  These options expire over five- to ten-year periods.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on an accelerated schedule.  At December 31, 2004, there were 694,825 options outstanding under the Company’s 1993 Employee Stock Option Plan (“1993 Plan”).  During the first nine months of 2005,  62,500 options were granted, 81,875 options were exercised, and 1,000 options were canceled under the 1993 Plan.  At September 30, 2005, there were 674,450 options outstanding under the Plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full the date of the grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  During the first nine months of 2005, 10,000 shares expired under the 1993 Director Plan.  At September 30, 2005, there were 40,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock.    On June 2, 2004, the Company amended the Plan to increase the allowable amount to 725,000 shares.  These options become exercisable in full at the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was frozen; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  75,759 options were granted under the 1998 Director Plan during the nine-month period ended September 30, 2005.  At September 30, 2005, there were 506,471 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan, which provides that all employees of the Company — who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period — are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld during the six-month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  Through September 30, 2005, there were 277,180 shares issued under this Plan.

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.  Two types of awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include, without limitation, unrestricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 500,000 shares.  Through September 30, 2005,  136,755 shares of common stock have been issued under this Plan.

(7)    Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended		Nine Months Ended
	30-Sep-05	30-Sep-04	30-Sep-05	30-Sep-04
Weighted average common shares outstanding, basic	4,820,335	4,626,967	4,794,015	4,604,637
Weighted average common equivalent shares due to stock options	—	421,692	493,782	349,476
Weighted average common shares outstanding, diluted	4,820,335	5,048,659	5,287,797	4,954,113

Potential common shares of 471,947 were not included in the three-month period ended September 30, 2005, as their inclusion would be anti-dilutive.

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

	Three Months Ended 9/30/05			Three Months Ended 9/30/04
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$8,671,845	$12,977,422	$21,649,267	$8,283,493	$9,374,319	$17,657,812
Net income (loss)	356,753	(505,284)	(148,531)	181,297	9,176	190,473

	Nine Months Ended 9/30/05			Nine Months Ended 9/30/04
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$26,128,994	$34,629,966	$60,758,960	$23,452,211	$26,967,248	$50,419,459
Net income (loss)	982,727	(731,667)	$251,060	179,541	281,187	460,728

(9)    Indebtedness

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective December 31, 2003 and June 28, 2004, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $12 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $5 million with a 6-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment, and property under capital lease); (iii) a term loan of $1.5 million with a 5-year straight-line amortization that is also collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment, and property under capital lease); and (iv) a term loan of $2.5 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under this facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  As of September 30, 2005, based upon borrowings outstanding of $7,981,000 million and collateral levels as of that date, the Company had availability of $4,019,000 million under this facility.  Actual interest rates ranged from 5.5% to 6.75% on these loans.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility, and Prime plus 0.25% or LIBOR plus 2.5% on all of the term debt.  Both components allow for a reduction in rates based upon the Company’s operating performance.  Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants.  As of September 30, 2005, the Company was in compliance with all of these covenants.  The Company’s new $12 million revolving credit facility, as amended, is due February 28, 2006, and the $5 million term loan and mortgage are due February 28, 2008.  The $1.5 million term loan is due June 30, 2010.  The Company is in the process of seeking an extension or securing a new credit facility prior to its expiration date.  There can be no guarantee that the Company will be successful in extending its existing credit facility or obtaining a new credit facility.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt in the consolidated financial statements.  The note calls for fifty principal payments of $3,406 ending November 4, 2006 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At September 30, 2005, the outstanding balance was $404,814.  At September 30, 2005, the interest rate was approximately 6.6%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also had capital lease obligations of approximately $1,749,000 at September 30, 2005.  At September 30, 2005, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $9,700,000.

The Company has book overdrafts of approximately $2,362,000 and $1,445,000 at September 30, 2005 and December 31, 2004 respectively. The Company classifies book overdrafts within Accounts Payable on its Consolidated Balance Sheets.

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

As a component of consolidating UDT’s assets, the Company included $330,218 in cash.    Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

(10)  Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In accordance with the provisions of FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company has consolidated the financial statements of UDT beginning at December 31, 2003, because it has determined that UDT is a variable interest entity (“VIE”) pursuant to Paragraph 5.a of FIN 46R, and the Company is the primary beneficiary.  Prior to December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.  As a result of consolidating UDT, total assets and total liabilities and equity of the Company increased by $1,034,000 and $877,000, as of September 30, 2005 and December 31, 2004, respectively.

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

The $95 million revenue value of the automotive contract is an estimate, based on the automotive supplier’s projected needs.  The Company cannot guarantee that it will fully benefit from this contract, which is terminable by the automotive supplier for any reason, subject to a cancellation charge that includes, among others, a provision whereby the customer will reimburse the Company for its total capital investment less any depreciation taken.  The Company’s revenues from this contract are directly dependent on the ability of the automotive supplier to develop, market, and sell its products in a timely, cost-effective manner.  If the automotive supplier’s needs decrease over the course of the contract, the Company’s estimated revenues from this contract may also decrease.  Even if the Company generates revenue from the project, the Company cannot guarantee that the project will be profitable, particularly if revenues from the contract are less than expected.  Other examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) recent increases and possible further increases in the cost of the Company’s raw materials and energy that the Company may not be able to pass through to its customers, (ii) other economic conditions that affect sales of the products of the Company’s packaging customers, (iii) actions by the Company’s competitors and the ability of the Company to respond to such actions, (iv) the ability of the Company to obtain new customers and (v) the ability of the Company to execute and integrate favorable acquisitions.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

In 2004, the Company completed its consolidation efforts and throughout 2004 and the first three quarters of 2005 has shifted its attention to sales growth initiatives.  It strengthened its sales and marketing team, implemented a new sales compensation system, and invested in customer relations management software.  It also created market focused teams to develop strategic business plans for targeted markets.  The Company intends to become more market-focused in the future.

Late in 2004, the Company launched a portion of its new large eight-year, $95 million automotive program in the Southeast.  The total program, which has grown in potential scope from $77 million to $95 million due to design enhancements, will be implemented in phases.  Phase-in costs on this and other automotive programs were significant in the first three quarters of 2005 and the Company expects further costs to be incurred throughout the remainder of 2005 and 2006.  The Company expects that sales from this program should continue to grow over the next couple of years.  The Company has met every milestone in this program to date and is now focusing on fulfilling increasing production demand.

The balance of the Company’s automotive business in Michigan is currently facing challenging market conditions as customers are ordering fewer products than they previously forecasted which they have informed the Company is due to reduced consumer demand for the vehicles.  In addition, the Company has incurred significant start-up costs in the form of high scrap rates and extra personnel associated with several recently-launched sunshade programs.  These factors, along with escalating raw materials and energy costs, have resulted in substantial losses in the Michigan automotive business.  While manufacturing efficiencies have resulted from the effect of recent initiatives, further losses are expected in the Michigan automotive business in at least the next two quarters.

Sales:

Net sales for the three-month period ended September 30, 2005, were $21.6 million or 22.6% above sales of $17.7 million in the same period last year.  Sales of $60.8 million for the nine-month period ended September 30, 2005 were 20.5% higher than sales of $50.4 million in the same period last year.  The increase in sales for both the three- and nine-month periods ended September 30, 2005 is primarily a result of increased sales volume from the new automotive contract in the southeast (Component Products segment), sales from three newly launched sunshade automotive programs in Michigan (Component Products segment) and increased sales of case inserts designed primarily for military applications (Engineered Packaging segment).

Gross Profit:

Gross profit as a percentage of sales (gross margin) decreased to 14.3% for the three-month period ended September 30, 2005, from 18.2% in the same period last year.   Gross margin for the nine-month period ended September 30, 2005 declined to 17.8%, from 20.1% in the same period last year.  The decline in gross margin for the three and nine-month periods ended September 30, 2005 is primarily due to higher material and labor costs associated with both the phase-in of the new automotive program in the Southeast as well as the launch of new sunshade automotive programs in Michigan (Component Products segment).  The Company expects gross margins to improve on these automotive programs in the fourth quarter of 2005.  The decline in gross margin for the nine-month period ended September 30, 2005 was partially offset by a gain recorded in the first quarter of 2005 on the settlement of an insurance claim associated with damages sustained in the Company’s Kissimmee, Florida manufacturing plant from Hurricane Charley in August, 2004.  The insurance claim gain was recorded on the books of UFP Technologies and United Development Company Limited in the amounts of $159,000 and $269,000, respectively.  Approximately 74% of the United Development Company Limited gain was then eliminated through minority interest.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $3.1 million or 14.2% of net sales for the three-month period ended September 30, 2005, compared to $3.0 million or 16.9% of net sales in the same period last year.  SG&A expenses for the nine-month period ended September 30, 2005 were $9.5 million, or 15.6% of net sales, compared to $9.1 million, or 18.0% of net sales, in the same period in 2004.  SG&A expenses for the three- and nine-month periods ended September 30, 2005 increased 2.6% and 4.4%, respectively, over the same periods in 2004.  The decline in SG&A as a percentage of sales for the three month period ended September 30, 2005 is primarily due to higher sales measured against principally fixed SG&A costs.  The slight increase in SG&A expenses in both periods is primarily due to increased expenses associated with the new automotive programs.

Other Expenses:

Minority interest earnings were approximately $22,000 for the three-month period ended September 30, 2005, compared to approximately $28,000 in the same period last year.  Minority interest earnings for the nine-month periods ended September 30, 2005 and 2004 were approximately $256,000 and $65,000, respectively.  The increase in minority interest earnings for the nine-month period ended September 30, 2005 is primarily due to a gain recorded on the books of United Development Company Limited (“UDT”) during the first quarter of 2005 for the settlement of an insurance claim associated with property damage sustained in the Company’s Kissimmee, Florida manufacturing plant from Hurricane Charley in August, 2004.  Because the Company owns 26% of UDT, the remaining 74% of the gain recorded is eliminated through minority interest.

During the three-month period ended September 30, 2004, the Company executed a termination agreement for the lease for its Visalia, California property for a lump-sum payment of approximately $100,000.  As a result, the Company reversed $280,000 of previously recorded restructuring reserve.

Interest expense for the three-month period ended September 30, 2005 increased to approximately $261,000 from $172,000 in the same period last year.  Interest expense for the nine-month period ended September 30, 2005 increased to approximately $727,000 from $519,000 in the same period last year.  Both increases are primarily due to rising interest rates.

The Company recorded a tax expense of approximately 38% of pre-tax income for the three and nine-month periods ended September 30, 2004, and the nine-month period ended September 30, 2005.  The Company recorded an income tax benefit of 38% of its pre-tax loss for the three-month period ended September 30, 2005.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At September 30, 2005 and December 31, 2004, the Company’s working capital was approximately $1.5 and $1.4 million, respectively.  As a component of consolidating UDT’s assets, the Company included $330,000 in cash at September 30, 2005.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

Net cash provided by operations for the nine-month periods ended September 30, 2005 and 2004, was approximately $1.6 million and $1.1 million, respectively.  The increase in cash provided by operations was primarily attributable to an increase in depreciation and amortization, an increase in minority interest earnings, a larger increase in accounts payable and a smaller reduction in restructuring charge partially offset by a larger increase in receivables, a smaller reduction in prepaid expenses, and a smaller increase in accrued expenses.  Cash used in investing activities during the nine-month period ended September 30, 2005 was approximately $2,092,000, which primarily was the result of additions to property, plant and equipment.  These capital expenditures were primarily related to the additions of manufacturing equipment.

The Company intends to continue to invest in capital equipment to support its operations.  In conjunction with recently awarded programs, the Company committed to acquire certain equipment for a total of approximately $3.8 million.  As of September 30, 2005, the Company has satisfied all of this commitment.  The Company, from time to time, is engaged in discussions regarding potential strategic acquisitions, but presently does not have any agreements in place.

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective December 31, 2003 and June 28, 2004, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $12 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $5 million with a 6-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment, and property under capital lease); (iii) a term loan of $1.5 million with a 5-year straight-line amortization that is also collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment, and property under capital lease); and (iv) a term loan of $2.5 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under this facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $12 million may not be available to the Company.  As of September 30, 2005, based upon borrowings outstanding of $7,981,000 million and collateral levels as of that date, the Company had availability of $4,019,000 million under this facility.  Actual interest rates ranged from 5.5% to 6.75% on these loans.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus 2.25% on the revolving credit facility, and Prime plus 0.25% or LIBOR plus 2.5% on all of the term debt.  Both components allow for a reduction in rates based upon the Company’s operating performance.  Under the amended credit facility, the Company is subject to certain financial covenants including maintaining minimum operating cash, maximum capital expenditures, fixed charge coverage and tangible net worth covenants.  As of September 30, 2005, the Company was in compliance with all of these covenants.  The Company’s new $12 million revolving credit facility, as amended, is due February 28, 2006, and the $5 million term loan and mortgage are due February 28, 2008.  The $1.5 million term loan is due September 30, 2010.  The Company is in the process of seeking an extension or securing a new credit facility prior to its expiration date.  There can be no guarantee that the Company will be successful in extending its existing credit facility or obtaining a new credit facility.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt in the consolidated financial statements.  The note calls for fifty monthly principal payments of $3,406 ending November 4, 2006 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At September 30, 2005, the outstanding balance was $404,814.  At September 30, 2005, the interest rate was approximately 6.6%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also had capital lease obligations of approximately $1,749,000 at September 30, 2005.  At September 30, 2005, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $9,700,000.

The Company has book overdrafts of approximately $2,362,000 and $1,445,000 at September 30, 2005 and December 31, 2004 respectively. The Company classifies book overdrafts within Accounts Payable on its Consolidated Balance Sheets.

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

Contractual Obligations:

The following table summarizes the Company’s contractual obligations at September 30, 2005, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loans	Mortgage	United Development Company Mortgage	Debt Interest	Supplemental Retirement Plan	Total
2005	$425,102	$100,382	$285,000	$42,000	$10,218	$95,658	$45,933	$1,004,293
2006	1,480,739	400,117	1,140,000	168,000	394,596	333,490	147,000	$4,063,942
2007	1,152,389	385,581	1,140,000	168,000	—	254,860	147,000	$3,247,830
2008	297,542	303,331	1,140,000	168,000	—	176,230	147,000	$2,232,103
2009 & thereafter	917,169	559,164	746,000	1,492,000	—	439,745	233,571	$4,387,649
	$4,272,941	$1,748,575	$4,451,000	$2,038,000	$404,814	$1,299,983	$720,504	$14,935,817

Payments on the United Development Company Limited note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the year ended December 31, 2004 and through the first nine months of 2005, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At September 30, 2005, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

PART II:      OTHER INFORMATION

UFP TECHNOLOGIES, INC.

Item 6    Exhibits

The following exhibits are included herein:

Exhibit No.	Description
31.1	31.2 Rule 13a-14(a)/15d-14(a) Certification
32.1	32.2 Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

November 14, 2005	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly President, Chief Executive Officer and Director

November 14, 2005	/s/ Ronald J. Lataille
Date	Ronald J. Lataille Vice President, Chief Financial Officer & Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	31.2 Rule 13a-14(a)/15d-14(a) Certification
32.1	32.2 Section 1350 Certification