Form 10-K
period 2005-12-31
UFP TECHNOLOGIES INC
filed 2006-03-24
CIK 914156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number:  001-12648

UFP Technologies, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	04-2314970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

172 East Main Street, Georgetown, Massachusetts – USA	01833-2107
(Address of principal executive offices)	(Zip Code)

(978) 352-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value per share

Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III

of this Form 10-K or any amendment to this Form 10-K.	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,730,656, based on the closing price of $3.68 on that date as reported on the Nasdaq Capital Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006
Common Stock, $0.01 par value per share	4,875,340 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the registrant’s Proxy Statement involving the election of directors at the registrant’s 2006 annual meeting of stockholders, which is expected to be filed within 120 days after the end of the registrant’s fiscal year.

Part III

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

ITEM 1.                  BUSINESS

The Company’s principal executive offices are located at 172 East Main Street, Georgetown, Massachusetts 01833; telephone number 978-352-2200; corporate web site www.ufpt.com. We make available through our website, our annual report on Form 10-K, current reports on Form 10-Q and Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

The Company designs and manufactures engineered packaging solutions utilizing molded fiber, vacuumformed plastics, and molded and fabricated foam plastic products. The Company also designs and manufactures engineered component products using laminating, molding, and fabricating technologies. The Company serves a myriad of manufacturing sectors, but specifically targets opportunities in the automotive, computer and electronics, medical, aerospace and defense, industrial, and consumer markets.

The Company’s high-performance cushion packaging products are made primarily from polyethylene and polyurethane foams, and a wide range of sheet plastics. These products are custom designed and fabricated or molded to provide protection for fragile and valuable items, and are sold primarily to original equipment and component manufacturers. Molded fiber products are made primarily from 100% recycled paper principally derived from waste newspaper. These products are custom designed, engineered and molded into shapes for packaging high volume consumer goods, including computer components, medical devices, other light electronics, scented candles, and health and beauty products.

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

Unless the context otherwise requires, the term “Company” or “UFPT” refers to UFP Technologies, Inc. and its wholly-owned subsidiaries: Moulded Fibre Technology, Inc. (“MFT”),  Simco Technologies, Inc. and Simco Automotive Trim, Inc. (collectively “Simco”), and United Development Company Limited, of which the Company owns 26.32%.

Market Overview

Packaging Products

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

Component Products

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

Packaging Products

The Company designs, manufactures and markets a broad range of packaging products primarily using polyethylene, polyurethane and cross-linked polyethylene foams and rigid plastics. These products are custom designed and fabricated or molded to provide protection for less durable, higher value items, and are primarily sold to original equipment and component manufacturers. Examples of the Company’s packaging products include end-cap packs for computers, corner blocks for telecommunications consoles, anti-static foam packs for printed circuit boards, die-cut or routed inserts for attaché cases and plastic trays for medical devices and components. Markets for these products are typically characterized by lower to moderate volumes where performance, such as shock absorbency and vibration damping, is valued.

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

The top customer in the Company’s Component Products segment, Recticel Interiors North America, comprises 26% of that segment’s total sales and 15% of the Company’s total sales for the year ended December 31, 2005. The loss of Recticel as a customer would have a material adverse effect on the Company. No one customer accounted for more than 10% of the Packaging segment sales for the year ended December 31, 2005.

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

Cushion foam packaging products that do not utilize cross-linked foam are fabricated by cutting shapes from blocks of foam using specialized cutting tools, routers, waterjets, and hot wire equipment and assembling these shapes into the final product using a variety of foam welding or gluing techniques. Products can be used on a stand-alone basis or bonded to another foam product or other material such as a corrugated medium.

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

Patents and Other Proprietary Rights

The Company relies upon trade secret, patents, and trademarks to protect its technology and proprietary rights. The Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how, and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and may continue to make efforts to obtain patents, when available, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will be upheld if challenged.

The Company has three U.S. patents relating to its molded fiber technology (including certain proprietary machine designs), and has patents with respect to such technology in certain foreign countries. The Company also has a total of fourteen U.S. patents relating to technologies including foam and packaging, rubber mat, patterned nail file, and superforming process technologies. There can be no assurance that any patent or patent application of the Company will provide significant protection for the Company’s products and technology, or will not be challenged or circumvented by others. The expiration dates for the Company’s patents range from 2011 through 2024.

Environmental Considerations

In addition to offering molded fiber packaging products made from recycled paper derived primarily from post-consumer newspaper waste, the Company actively promotes its philosophy of reducing product volume and resulting post-user product waste. The Company designs products to provide optimum performance with minimum material. In addition, the Company actively participates in a recovery and reuse program for certain of its plastic packaging products. The Company is aware of public support for environmentally responsible packaging and other products. Future government action may impose restrictions affecting the industry in which the Company operates. There can be no assurance that any such action will not adversely impact the Company’s products and business.

Backlog

The Company’s backlog, as of February 17, 2006 and February 18, 2005, totaled approximately $6.4 million and $6.6 million, respectively, for the Packaging segment, and $23.6 million and $9.4 million, respectively, for the Component Products segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period.

Employees

As of February 8, 2006,  the Company had a total of 533 full-time employees (as compared to 501 full-time employees as of February 11, 2005) in the Component Products segment (13 in engineering, 223 in manufacturing operations, 15 in marketing, sales and support services, and 27 in general and administration) and in the Packaging segment (10 in engineering, 201 in manufacturing, 25 in marketing, sales and support services, and 19 in general and administration). The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 1A.              RISK FACTORS

You should carefully consider the risks described below and the other information in this report before deciding to invest in shares of our common stock. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline and you could lose all or part of your investment.

We depend on a small number of customers for a large percentage of our revenues. The loss of any single customer, or a reduction in sales to any such customer, could have a material adverse effect on our business, financial condition and results of operations.

A limited number of customers typically represent a significant percentage of our revenues in any given year. Our top ten customers based on revenues represented, in the aggregate, approximately 36% and 46% in 2004 and 2005, respectively, of our total revenues. For example, during 2005, we launched our new $95 million automotive program. This program accounted for approximately 26% of our Component Products segment’s sales and approximately 15% of our total sales in 2005. Based on our current sales forecasts, we expect this program to account for significant portions of our overall sales over the next 7 years. However, we cannot guarantee that we will realize the full potential value of this program. The program relies upon a contract that is terminable by customer for any reason, subject to a cancellation charge. If the customer’s needs decrease over the course of the contract, our estimated revenues from this contract may also decrease. Even if we generate revenue from the project, we cannot guarantee that the project will be profitable, particularly if revenues from the contract are less than expected. Our revenues are directly dependent on the ability of our customers,  to develop, market, and sell their products in a timely, cost-effective manner. The loss of a significant portion of our expected future sales to any of our large customers would, and a material adverse change in the financial condition of any of these customers could, have a material adverse effect on our business, financial condition and financial results.

Our sales volume and profit margins could be negatively affected by volatile pricing and supply conditions for our raw materials.

During 2005, we were faced with significant raw material price increases and, in some cases, shortages due to high oil and natural gas prices, Asian demand for the same raw materials and the impact of Hurricanes Katrina and Rita on petrochemical plants along the Gulf Coast. The majority of raw materials used by the Company—polyurethane and polyethylene foams—utilize petroleum based resins in their production. Increases in raw material costs that we are not able to offset could have a significant negative effect on our sales volume and profitability. In most cases, we have been able to pass the cost increases through to our customers. As we raise our sales prices, we could lose sales volume if competitors are willing to offer our customers lower prices on similar products or if our customers change their packaging practices in response to our higher prices. If we lose sales volume, earnings could decline because of the loss of profitable sales and because our fixed costs might not decline as fast as revenues in the event of the loss of a large customer. In addition, pricing established in certain supply contracts could prevent us from immediately raising sales prices and therefore could result in a decline in profitability. We can offer no assurance that we will be able to fully offset the higher raw material costs.

Fluctuations in the supply of components and raw materials we use in manufacturing our products could cause production delays or reductions in the number of products we manufacture, which could materially adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of periodic shortages of raw materials. We purchase raw materials pursuant to purchase orders placed from time to time in the ordinary course of business. Failure or delay by such suppliers in supplying us necessary raw materials could adversely affect our ability to manufacture and deliver products on a timely and competitive basis.

While we believe that we may, in certain circumstances, secure alternative sources of these materials, we may incur substantial delays and significant expense in doing so, the quality and reliability of alternative sources may not be the same and our operating results may be materially adversely affected. Alternative suppliers might charge significantly higher prices for materials than we currently pay. Under such circumstances, the disruption to our business could have a material adverse impact on our customer relationships, business, financial condition and results of operations.

Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs.

We use electricity and natural gas at our manufacturing facilities and to operate our equipment. Over the past three years, prices for electricity and natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, or a natural disaster such as the recent hurricanes and related flooding in the oil producing region of the Gulf Coast of the United States, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally. In addition, increased energy costs negatively impact our freight costs due to higher fuel prices. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a materially adverse effect upon our business and results of operations.

Our Packaging segment may lose business if our customers shift their manufacturing offshore.

Historically, geography has played a large factor in the packaging business. Manufacturing and other companies shipping products typically buy packaging from companies that are relatively close to their manufacturing facilities to increase shipping efficiency and decrease costs. As many U.S. companies move their manufacturing operations overseas, particularly to the Far East, the associated packaging business often follows. We have in the past and may in the future lose customers as a result of customers moving their manufacturing facilities offshore and then hiring our competitors that operate packaging-production facilities that are perceived to be more territorially advantageous. As a result, our sales may suffer, which could have a materially adverse effect upon our business and results of operations.

Failure to retain key personnel could impair our ability to execute our business strategy.

The continuing service of our executive officers and essential engineering, technical and management personnel, together with our ability to attract and retain such personnel, is an important factor in our continuing ability to execute our strategy. There is substantial competition to attract such employees and the loss of any such key employees could have a material adverse effect on our business and operating results. The same could be true if we were to experience a high turnover rate among engineering and technical personnel and we were unable to replace them.

Members of our board of directors and management who also are our stockholders exert significant influence over us.

Based on information made available to us, we believe that our executive officers, directors and their affiliates collectively beneficially own approximately 51% of our outstanding shares of common stock as of June 30, 2005. As a result, those stockholders may, if acting together, control or exert substantial influence over actions requiring stockholders’ approval, including elections of our directors, amendments to our certificate of incorporation, mergers, sales of assets or other business acquisitions or dispositions.

If we do not generate sufficient cash flow from operations, we may be unable to service our debt obligations.

We have established a credit facility with a commercial lender, under which approximately $14 million was outstanding as of December 31, 2005. If we are unable to generate sufficient cash flow from operations in the future, we may be unable to pay principal or interest on our borrowings when due and may be required to refinance all or a portion of our existing debt or to obtain additional financing. We cannot guarantee that we could obtain any additional financing on favorable terms, if at all.

We may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause us not to realize anticipated benefits.

Our business strategy includes the potential acquisition of businesses and entering into joint ventures and other business combinations that we expect will complement and expand our business. We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. Our identification of suitable acquisition candidates and joint venture opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing future acquisitions or joint ventures, we may be required to expend significant funds, incur additional debt or issue additional securities, which may materially adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions or joint ventures that we complete. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Our failure to identify suitable acquisition or joint venture opportunities may restrict our ability to grow our business.

As a public company, we need to comply with the reporting obligations of the Securities Exchange Act of 1934 and Section 404 of the Sarbanes-Oxley Act of 2002. If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act, or if we fail to achieve and maintain adequate internal controls over financial reporting, our business, results of operations and financial condition, and investors’ confidence in us, could be materially adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, we will be required under applicable law and regulations to integrate our systems of internal controls over financial reporting. We plan to evaluate our existing internal controls with respect to the standards adopted by the Public Company Accounting Oversight Board. During the course of our evaluation, we may identify areas requiring improvement and may be required to design enhanced processes and controls to address issues identified through this review. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with the Sarbanes-Oxley Act. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.

Provisions of our corporate charter documents, Delaware law and our stockholder rights plan may dissuade potential acquirers, prevent the replacement or removal of our current management and may thereby affect the price of our common stock.

The board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares, without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present plans to issue shares of preferred stock. Further, certain provisions of our certificate of incorporation and bylaws and of Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving us.

We also have a stockholder rights plan, which is designed to protect and maximize the value of our outstanding equity interests in the event of an unsolicited attempt to acquire us in a manner or on terms not approved by the board of directors and that prevent stockholders from realizing the full value of their shares of our common stock. Its purposes are to deter those takeover attempts that the board believes are undesirable, to give the board more time to evaluate takeover proposals and consider alternatives, and to increase the board’s negotiating position to maximize value in the event of a takeover. The rights issued pursuant to the plan are not intended to prevent all takeovers of us. However, the rights may have the effect of rendering more difficult or discouraging our acquisition. The rights may cause substantial dilution to a person or group that attempts to acquire us on terms or in a manner not approved by the board of directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of the rights with respect to which the condition is satisfied.

Additional provisions of our certificate of incorporation and by-laws could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting common stock. These include provisions that classify our board of directors, limit the ability of stockholders to take action by written consent, call special meetings, remove a director for cause, amend the by-laws or approve a merger with another company.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, either alone or together with affiliates and associates, owns (or within the past three years, did own) 15% or more of the corporation’s voting stock.

ITEM 2.                  PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts(2)	57,600	(owned by the Company)	Headquarters, fabrication, molding, test lab, clean-room, and engineering for Component Products segment
Decatur, Alabama(1), (2)	47,250	12/31/06	Fabrication and engineering for Packaging segment
Decatur, Alabama	14,000	10/31/07	Warehousing and fabrication for Packaging segment
Kissimmee, Florida(1), (2)	49,400	12/31/06	Fabrication, molding, test lab, and engineering for Packaging segment
Haverhill, Massachusetts	48,772	2/28/08	Flame lamination for Component Products segment
Raritan, New Jersey	67,125	2/28/08	Fabrication, molding, test lab, clean-room, and engineering for Packaging segment
Clinton, Iowa	30,000	12/31/14	Molded fiber operations for Packaging segment
Clinton, Iowa	62,000	2/28/15	Molded fiber operations for Packaging segment
Addison, Illinois	45,000	07/31/08	Fabrication and engineering for Packaging segment
Ventura, California	48,300	month-to-month	Fabrication and engineering for Component Products segment
Atlanta, Georgia	47,000	04/30/11	Fabrication and engineering for Component Products segment
Macomb Township, Michigan	70,703	12/31/07	Fabrication and engineering for Component Products segment
El Paso, Texas	24,698	3/31/07	Warehousing and fabrication for Packaging segment

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

None.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

From July 8, 1996 until April 18, 2001, the Company’s Common Stock was listed on the Nasdaq National Market under the symbol “UFPT.”  Since April 19, 2001, the Company’s Common Stock has been listed on the Nasdaq Capital Market (formerly known as the Nasdaq Small Cap Market). The following table sets forth the range of high and low quotations for the Common Stock as reported by Nasdaq for the quarterly periods from January 1, 2004 to December 31, 2005:

Fiscal Year Ended December 31, 2004	High	Low
First Quarter	$2.35	$1.44
Second Quarter	4.05	2.01
Third Quarter	3.60	2.50
Fourth Quarter	4.20	3.08

Fiscal Year Ended December 31, 2005	High	Low
First Quarter	$6.39	$3.11
Second Quarter	5.88	2.94
Third Quarter	4.25	3.25
Fourth Quarter	3.65	2.17

Number of Stockholders

As of February 28, 2006, there were 120 holders of record of the Company’s Common Stock.

Dividends

The Company did not pay any dividends in 2005, although prior to becoming a public company in December 1993, the Company had from time to time paid cash dividends on its capital stock. The Company presently intends to retain all of its earnings to provide funds for the operation of its business, although it would consider paying cash dividends in the future. The Company’s ability to pay dividends is subject to approval by its principal lending institution.

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

Each of these plans and their amendments have been approved by the Company’s stockholders.

Summary plan information as of December 31, 2005 is as follows:

	Number of shares of UFPT common stock to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of shares of UFPT common stock remaining available for future issuance
1993 Employee Plan	829,075	$2.08	311,293
1993 Director Plan	40,000	4.77	0
1998 Director Plan	506,471	2.27	218,529
1998 Employee Stock Purchase Plan	0	0.00	122,820
2003 Equity Incentive Plan	0	0.00	363,245
Total	1,375,546	$2.23	1,015,887

ITEM 6.                  SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2005, is derived from the audited consolidated financial statements of the Company. The consolidated financial statements for fiscal years 2004, 2003, and 2002 were audited by Pricewaterhouse Coopers LLP. The consolidated financial statements for fiscal year 2001 were audited by Arthur Andersen LLP (“Andersen”), which has ceased operations. The data should be read in conjunction with the consolidated financial statements and the related notes included in this report, and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

	Years Ended December 31
	(in thousands, except per share data)
Consolidated statement of operations data:(1)	2005	2004	2003	2002	2001
	(2)	(2)	(3)(2)(4)	(5)(4)	(6)(7)(4)
Net sales	$83,962	68,624	60,902	61,189	61,574
Gross profit	14,601	13,971	10,724	12,105	10,925
Operating income (loss)	2,171	2,144	(1,508)	466	(3,741)
Net income (loss)	659	871	(1,516)	(234)	(3,043)
Diluted earnings (loss) per share	$0.14	0.17	(0.34)	(0.05)	(0.72)
Weighted average number of diluted shares outstanding	5,261	4,995	4,490	4,343	4,245

	Years Ended December 31
	(in thousands)
Consolidated balance sheet data:(1)	2005(2)	2004(2)	2003(2)	2002	2001
Working capital	$3,321	1,431	1,209	1,540	977
Total assets	44,000	39,632	36,749	35,383	38,102
Short-term debt and capital lease obligations	9,716	9,484	8,173	7,169	7,395
Long-term debt and capital lease obligations, excluding current portion	7,650	7,497	8,119	6,851	6,827
Total liabilities	29,239	25,846	24,058	21,332	23,948
Stockholders’ equity	$14,761	13,787	12,691	14,050	14,154

(1)   See Note 19 to the Consolidated Financial Statements for segment information.

(2)   Amounts include the consolidation of United Development Company Limited, a 26.32% owned real estate limited partnership. See Note 1 to the Consolidated Financial Statements.

(3)   Amounts include restructuring charges of $1.4 million

(4)   In years where the Company reported a net loss, basic and diluted earnings per share and weighted average shares outstanding are the same.

(5)   Amounts include results of operations of the business of Excel Acquisition Group (acquired in January 2002) for the periods subsequent to its acquisition.

(6) Amounts include results of operations of the E-cube product line (acquired in October 2001) for the periods subsequent to its acquisition.

(7) Amounts include restructuring charges of $1 million.

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

Investment in and Advances to Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”). As a result of adopting the provisions of FIN 46(R), the Company has consolidated the financial statements of UDT as of December 31, 2003, because – when including related party ownership – the Company effectively owns greater than 50% of UDT. Prior to December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s consolidated statements of operations:

	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.6	79.6	82.4
Gross profit	17.4	20.4	17.6
Selling, general and administrative expenses	14.8	17.7	17.8
Restructuring charge	0	(0.4)	2.3
Operating income (loss)	2.6	3.1	(2.5)
Total other expenses, net	1.6	1.1	1.4
Income (loss) before income taxes	1.0	2.0	(3.9)
Expense (benefit) for income taxes	0.2	0.7	(1.4)
Net income (loss)	0.8	1.3	(2.5)

Overview

UFP Technologies is a leading designer and manufacturer of interior protective packaging solutions using molded fiber, vacuumformed plastics and molded and fabricated foam plastic products. The Company also designs and manufactures engineered component solutions using laminating, molding and fabricating technologies. The Company serves a myriad of markets, but specifically targets opportunities in the automotive, computers and electronics, medical, aerospace and defense, industrial, and consumer markets.

During 2005 the Company absorbed costs associated with the launch of several new programs in its automotive operations in Michigan as well as in its large, estimated $95 million program in the Southeast that caused significant losses in its automotive business unit. These costs were in the form of higher than anticipated scrap rates and additional direct labor requirements that, combined, caused significant losses in this business unit. However, robust demand in the remaining markets that the Company serves generated sufficient profits to more than absorb these losses. Particularly strong demand for product was in the military and medical markets. The high scrap rates and excessive direct labor improved dramatically by year-end and the Company expects better results in the automotive business unit in 2006.

During 2005, the Company was faced with significant raw material price increases and, in some cases, shortages due to high oil and natural gas prices, Asian demand for the same raw materials and the impact of Hurricanes Katrina and Rita on petrochemical plants along the Gulf coast. The majority of raw materials used by the Company—polyurethane and polyethylene foams—utilize petroleum based resins in their production. In most cases, the Company has been able to pass the cost increases through to its customers. Although prices appear to have stabilized, pricing discussions with the Company’s customers are ongoing.

2005 Compared to 2004

The Company’s net sales increased 22.4% to $84.0 million for the year ended December 31, 2005, from $68.6 million in 2004. Component Product sales increased 33.4% to $48.2 million in 2005 from $36.1 million in 2004. The increase in sales is primarily due to sales from recently launched automotive programs as well as strong demand from customers in the medical and military markets. Packaging sales increased 10% to $35.7 million in 2005 from $32.5 million in 2004. The increase in sales is primarily due to growth in sales at the Company’s plant in El Paso, Texas, and stronger demand for case insert product. The Company continued to invest in the area of marketing and sales in 2005 and attributes a portion of the Company’s sales growth in 2005 to these investments.

Gross profit as a percentage of sales (“Gross Margin”) decreased to 17.4% in 2005 from 20.4% in 2004. The decline in gross margin is primarily attributable to the impact of high material scrap rates and direct labor associated with new automotive contracts partially offset by improvements from the fixed portion of labor and overhead measured against higher sales in both the Component Product and Packaging segments.

Selling, General and Administrative Expenses (“SG&A”) increased 2.7% to $12.4 million for the year ended December 31, 2005 from $12.1 million in 2004. As a percentage of sales, SG&A was 14.8% and 17.6% in the years ended December 31, 2005 and 2004, respectively. The increase in SG&A dollars is primarily attributable to continued investments made in the areas of marketing and sales (Component Product and Packaging segments), increased corporate governance and compliance costs (Component Product and Packaging segments) and incremental SG&A within the automotive business unit (Component Product segment).

Interest expense increased to $1,041,000 for the year ended December 31, 2005, from approximately $714,000 in 2004. The increase in interest expense is primarily attributable to higher average interest rates as well as higher average debt balances in the Company’s revolving credit facility due to sales growth.

The Company recorded income tax expense of 24% and 35.9% for the years ended December 31, 2005 and 2004, respectively. The low effective tax rate for 2005 reflects research and development tax credits taken on the Company’s tax returns. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets will be realized, and has not recorded a tax valuation allowance at December 31, 2005. The Company will continue to assess the realizability of deferred tax assets created by recording tax benefits on operating losses and, where appropriate, record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

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

The Company recorded income tax expense of 36% for the year ended December 31, 2004. It recorded a net tax benefit of 36% of its pre-tax loss in 2003. The tax benefit recorded in 2003 reflects primarily the expected utilization of a net operating loss generated during the year in future federal tax returns. The Company has considered both positive and negative available evidence in its determination that the deferred tax asset will be realized, and has not recorded a tax valuation allowance at December 31, 2004. The Company will continue to assess the realizability of deferred tax assets created by recording tax benefits on operating losses and, where appropriate, record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

Goodwill

Amortization of Goodwill and certain indefinite lived intangible assets ceased with the adoption of SFAS No. 142, effective January 1, 2002.

Restructuring

On October 22, 2003, the Company’s Board of Directors approved a formal plan of restructure in response to continued losses in the Company’s molded fiber plant in Visalia, California. Accordingly, the Company recorded restructuring charges of $1,405,000 consisting of asset impairments of $640,000, severance of $40,000, and future lease commitments of $725,000, in the fourth quarter of 2003. No balance remains on the balance sheet as of December 31, 2005.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements and growth plan through internally generated cash, bank credit facilities and long-term capital leases.

As of December 31, 2005 and 2004, working capital was $3,321,000 and $1,431,000, respectively. The increase in working capital is primarily attributable to higher accounts receivable of approximately $3.5 million due to strong fourth quarter sales and higher inventory balances of approximately $1.2 million, partially offset by higher accounts payable balances of approximately $2.4 million. Cash provided from operations was $1,008,000 and $1,434,000 for 2005 and 2004, respectively. The primary reason for the decrease in cash generated from operations in 2005 is higher receivables due to the Company’s large sales growth. Net cash used in investing activities in 2005 was approximately $1.1 million and was used primarily for the acquisition of new manufacturing equipment.

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants. The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts. Extensions of credit under the revolving credit facility are subject to available collateral based upon accounts receivable and inventory levels. Therefore, the entire $17 million may not be available to the Company. For example, as of December 31, 2005, based upon revolving credit facility borrowings outstanding of $8.0 million and collateral levels, the Company had availability of $6.5 million of additional credit under this facility. The amount of availability can fluctuate significantly. The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1% to 1.5%, depending upon Company performance. All borrowings at December 31, 2005 had interest computed at Prime or LIBOR plus 1.25%. Under the amended credit facility, the Company is subject to certain financial covenants including maximum capital expenditures and minimum fixed charge coverage. As of December 31, 2005, the Company was in compliance with all of these covenants. The Company’s new $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011. At December 31, 2005, the interest rate on these facilities ranged from 5.5% to 7.25%.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt in the consolidated financial statements. The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006. The note bears interest at LIBOR plus 2.75%, adjusted monthly. At December 31, 2005, the outstanding balance was $404,459. At December 31, 2005, the interest rate was approximately 7.1%. Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities. The Company is not subject to any financial covenants under this mortgage note.

In addition to the above credit facilities, the Company has capital lease debt of $3.0 million as of December 31, 2005. These loans are secured by specific manufacturing equipment used by the Company and have remaining lives ranging from one to six years and bear interest at rates ranging from 6% to 10%.

The Company has no significant capital commitments in 2006, but plans on adding capacity to enhance operating efficiencies in its manufacturing plants. The Company may consider the acquisition of companies, technologies or products in 2006, which are complementary to its business. The Company believes that its existing resources, including its revolving loan facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the end of 2006. However, there can be no assurances that such financing will be available at favorable terms, if at all.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the Company’s contractual obligations at December 31, 2005, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loans	Mortgage Loan	UDT Mortgage	Debt Interest	Supplemental Retirement	Total

2006	1,633,102	638,976	526,571	156,000	404,459	582,207	152,000	$4,093,315
2007	1,575,872	642,821	526,571	156,000	—	465,532	147,000	$3,513,796
2008	614,506	578,093	526,571	156,000	—	377,726	147,000	$2,399,896
2009	405,915	517,349	526,571	156,000	—	294,327	144,000	$2,044,162
2010 & thereafter	1,626,249	624,799	1,535,835	1,703,000	—	700,447	105,780	$6,296,110
	$5,855,644	$3,002,038	$3,642,119	$2,327,000	$404,459	$2,420,239	$695,780	$18,347,279

Payments on the United Development Company Limited note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above. The Company’s principal sources of funds are its operations and its revolving credit facility. Although the Company generated cash from operations in the year ended December 31, 2005, it cannot guarantee that its operations will generate cash in future periods.

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

Revenue Recognition

The Company recognizes revenue at the time of shipment when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collecting.  If a loss is anticipated on any contract, a provision for the entire loss is made immediately.  Determination of these criteria, in some cases, requires management’s judgments.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue for any reporting period could be adversely affected.

Long-Lived Assets and Intangible Assets

The Company reviews long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill is reviewed at least annually for impairment. Beginning in 2005, the Company changed its annual goodwill impairment testing date from the second quarter to the fourth quarter of its fiscal year.  The Company believes this new accounting method is preferable, since more complete and accurate information to assess goodwill for impairment is available in the fourth quarter, including actual financial performance to date and information relative to the carrying value of assets.  There is no financial impact as of the year ended December 31, 2005, or on any prior periods, as a result of this change in accounting method.  Recoverability of long-lived assets and definite lived intangible assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then long-lived assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Recoverability of goodwill is determined under a two-step process as described in SFAS 142. The fair value of reporting units determined under step one is also based on a discounted cash flow model. At December 31, 2005, no impairment has been identified. Forecasted cash flows are based upon numerous assumptions used by management, such as revenue growth, margins and asset management. For purposes of this analysis, the Company reviews its internal forecasts and external data. The external data consist of data available from customer and competitor commentary, and industry forecasts of future revenue growth.

The estimates of expected cash flows require the Company to make significant judgments regarding future periods that are subject to some factors outside of the Company’s control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances for doubtful accounts are determined by reviewing specific accounts that the Company has deemed are at risk of being uncollectible and other credit risks associated with groups of customers. If the financial condition of the Company’s customers were to deteriorate or economic conditions were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required with a resulting charge to results of operations.

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

ITEM 7A.              QUANTITATIVE & QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2005, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has four debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 15, in this Report.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed on a Form 8-K filed by the Company on July 8, 2005, the Audit Committee of the Board of Directors of the Company, effective on July 5, 2005, dismissed PricewaterhouseCoopers, L.L.P. (“PwC”) as the Company’s independent registered public accounting firm.  The reports issued by PwC on the Company’s financial statements as of December 31, 2003 and December 31, 2004, and for the years ended December 31, 2003 and December 31, 2004, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle.  During the years ended December 31, 2003 and December 31, 2004, and through July 5, 2005:  (i) there were no disagreements with PwC on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to PwC’s satisfaction, would have caused them to make reference thereto in their report of the Company’s financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Effective as of July 5, 2005 the Company engaged Carlin, Charron & Rosen LLP (“CCR”) to serve as the Company’s independent public accountants for the fiscal year ended December 31, 2005.  During the years ended December 31, 2003 and December 31, 2004, and through July 5, 2005, the Company did not consult with CCR with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters, including disagreements or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Audit Committee of the Company has approved the engagement of CCR.

ITEM 9A.              CONTROLS AND PROCEDURES

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

ITEM 9B.               OTHER INFORMATION

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

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page

(a) (1)	Financial Statements

	Index to Consolidated Financial Statements and Financial Statement Schedules		F-2

	Report of Independent Registered Public Accounting Firm, Carlin, Charron & Rosen, LLP, 2005		F-3

	Report of Independent Registered Public Accounting Firm, PricewaterhouseCoopers, LLP, 2004 and 2003		F-4

	Consolidated Balance Sheets as of December 31, 2005 and 2004		F-5

	Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003		F-6

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003		F-7

	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003		F-8

	Notes to Consolidated Financial Statements		F-9

(a) (2)	Financial Statement Schedules

	Schedule II – Valuation and Qualifying Accounts		F-28

(a) (3)	Exhibits

	Number		Reference

	2.01	Agreement and Plan of Reorganization among the Company, Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	A-2.01**

	2.03	Merger Agreement relating to the reincorporation of the Company in Delaware.	A-2.02**

	2.02	Agreement of Merger between Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	C-2.02**

	2.04	Asset Purchase Agreement relating to the purchase of Foam Cutting Engineers, Inc.	I-2**

	2.05	Asset Purchase Agreement relating to the purchase of the assets of Pacific Foam Technologies, Inc.	O-2.05**

	2.06	Stock Purchase Agreement dated January 14, 2000, relating to the acquisition of the stock of Simco Industries, Inc.	P-2.01**

	3.01	Certificate of Incorporation of the Company, as amended.	F-3.01** CC-3.01**

	3.02	Bylaws of the Company.	A-3.02**

	4.01	Specimen Certificate for shares of the Company’s Common Stock.	A-4.01**

	4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company, filed as Exhibit 3.01).	F-3.01**

Number		Reference

4.03

Rights Agreement (including the Certificate of Designation and form of Rights Certificate attached as Exhibits A and B, respectively, thereto) between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 13, 1999.

J-4**

10.01	$1,000,000 Mortgage and Promissory Note issued by the Company in favor of Gloucester Bank & Trust Company.	A-10.02**

10.02	Agreement between the Company and William H. Shaw.	A-10.08*, **

10.03	Agreement and Severance Agreement between the Company and Richard L. Bailly.	A-10.09*, **

10.04	Employee Stock Purchase Plan.	A-10.18**

10.05	1993 Combined Stock Option Plan, as amended.	K-10.19*, **

10.06	1993 Non-employee Director Stock Option Plan.	B-4.5**

10.07	Facility Lease between the Company and Raritan Associates.	A-10.22**

10.08	Facility lease between the Company and Flanders Properties.	A-10.25**

10.09	Amendment to facility lease between the Company and Flanders Properties.	A-10.26**

10.10	Facility Lease between the Company and Dana Evans d/b/a Evans Enterprises.	A-10.27**

10.12	Form of Indemnification Agreement for directors and officers of the Company.	A-10.30**

10.13	Promissory Note of United Development Company Limited in favor of the Company.	O-10.32**

10.14	Facility Lease between Moulded Fibre Technology, Inc. and Lincoln Gilroy II and Patrician Associates, Inc.	C-10.34**

10.15	Facility Lease between the Company and M.D. Hodges Enterprises, Inc.	D-10.35**

10.16	Facility Lease between Moulded Fibre Technology, Inc. and Dead River Properties.	D-10.36**

10.17	Facility Lease between the Company and Clinton Area Development Corporation.	G-10.37**

10.18	Supply Agreement, dated January 1, 1999, between the Company and Woodbridge Foam Corporation	Q-10.38.30**

10.19	Employment Agreement with R. Jeffrey Bailly dated April 4, 1995.	H-10.37*, **

10.20	Amended 1998 Employee Stock Purchase Plan.	V**

10.21	Stock Repurchase Agreement, dated December 17, 1999	Q-10.42**

10.22	Facility Lease between the Company and Quadrate Development, LLC	Y-10.43**

10.23	Stock Repurchase Agreement dated February 20, 2001	Y-10.44**

Number		Reference

10.24	Facility Lease between Moulded Fibre Technology Inc. and MidState 99 Distribution Building No. 1, LLC	R-10.45**

10.25	Loan Agreement between the Company and Citizens Bank, dated June 4, 2001	S-10.45**

10.26	Amended 1998 Director Stock Option Incentive Plan	V*, **

10.27	Amended Facility Lease between the Company and United Development Company Limited.	U-10.27**

10.28	Amended Facility Lease between the Company and United Development Company Limited.	U-10.28**

10.29	Modification Agreement between the Company and Citizens Bank of Massachusetts.	W-10.29**

10.30	Amended Facility Lease between the Company and Ward Hill Realty Associates, LLC, successors in interest to Evans Enterprises of South Beach	X-10.30**

10.31	Credit and Security Agreement between the Company and Fleet Capital Corporation	Z-10.31**

10.32	Facility Lease between Simco Automotive Trim, Inc. and Insite Atlanta, LLC	AA-10.32**

10.33	Amended Credit and Security Agreement between the Company and Fleet Capital Corporation.	BB-10.33**

10.34	Facility lease between the Company and Clinton Base Company LLC	CC-10.34**

10.35	Second Amendment to the Credit Agreement between the Company and Fleet Capital Corporation	DD-10.35**

10.36	Facility Lease between the Company and Kessler Industries Inc.	EE-10.36

10.37	Third Amendment to the Credit and Security Agreement between the Company and Bank of America	Filed herewith

14.00	Code of Ethics	BB-14.0**

18.00	Certifying Accountants Preferability Letter	Filed herewith

21.01	Subsidiaries of the Company.	C-21.01**

23.01	Consent of Carlin, Charron & Rosen, LLP	Filed herewith

23.02	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

A.	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-70912). The number set forth herein is the number of the Exhibit in said Registration Statement.

B.	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 33-76440). The number set forth herein is the number of the Exhibit in said Registration Statement.

C.	Incorporated by reference to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1993. The number set forth herein is the number of the Exhibit in said Annual Report.

D.	Incorporated by reference to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1994. The number set forth herein is the number of the Exhibit in said Annual Report.

E.	[Reserved]

F.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1996. The number set forth herein is the number of the Exhibit in said Quarterly Report.

G.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The number set forth herein is the number of the Exhibit in said Annual Report.

H.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1995. The number set forth herein is the number of the Exhibit in said Quarterly Report.

I.	Incorporated by reference to the Company’s report on 8-K dated February 3, 1997. The number set forth herein is the number of the Exhibit in said report.

J.	Incorporated by reference to the Company’s report on Form 8-K dated January 13, 1999. The number set forth herein is the number of the Exhibit in said Report.

K.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1998. The number set forth herein is the number of the Exhibit in said Quarterly Report.

L.	[Reserved]

M.	[Reserved]

N.	[Reserved]

O.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The number set forth herein is the number of the Exhibit in said Annual Report.

P.	Incorporated by reference to the Company’s Report on Form 8-K dated January 31, 2000. The number set forth herein is the number of the Exhibit in said Report.

Q.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The number set forth herein is the number of the Exhibit in said Annual Report.

R.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2001. The number set forth herein is the number of the Exhibit in said Quarterly Report.

S.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2001. The number set forth herein is the number of the Exhibit in said Quarterly Report.

T.	[Reserved]

U.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The number set forth herein is the number of the Exhibit in said Annual Report.

V.	Incorporated by reference to the Company’s Proxy Statement relating to the Company’s Annual Meeting of Stockholders on June 5, 2002.

W.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2002. The number set forth herein is the number of the Exhibit in said Quarterly Report.

X.

Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2002.  The number set forth herein is the number of the Exhibit in said Quarterly Report.

Y.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The number set forth herein is the number of the Exhibit in said Annual Report.

Z.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2003. The number set forth herein is the number of the Exhibit in said Annual Report.

AA.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003. The number set forth herein is the number of the Exhibit in said Annual Report.

BB.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The number set forth is the number of the exhibit in said Annual Report.

CC.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004. The number set forth herein is the number of the exhibit in said Quarterly Report.

DD.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004. The number set forth herein is the number of the exhibit in said Quarterly Report.

EE.	Incorporated by reference to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2004. The number set forth is the number of the exhibit in said annual report.

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

UFP TECHNOLOGIES, INC.

Date:	March 24, 2006	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	President, Chief Executive Officer and Director	March 24, 2006
R. Jeffrey Bailly

/s/ William H. Shaw	Chairman of the Board of Directors	March 24, 2006
William H. Shaw

/s/ Ronald J. Lataille	Chief Financial Officer, Vice President,	March 24, 2006
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Richard L. Bailly	Director	March 24, 2006
Richard L. Bailly

/s/ William C. Curry	Director	March 24, 2006
William C. Curry

/s/ Michael J. Ross	Director	March 24, 2006
Michael J. Ross

/s/ Kenneth L. Gestal	Director	March 24, 2006
Kenneth L. Gestal

/s/ Peter R. Worrell	Director	March 24, 2006
Peter R. Worrell

/s/ David B. Gould	Director	March 24, 2006
David B. Gould

/s/ Thomas W. Oberdorf	Director	March 24, 2006
Thomas W. Oberdorf

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements and Schedule

December 31, 2005 and 2004

With Reports of Independent Registered Public Accounting Firms

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

UFP Technologies, Inc.

Georgetown, MA

We have audited the accompanying consolidated balance sheet of UFP Technologies, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended.  Our audit also included the financial statement schedule for the year ended December 31, 2005 listed in the index at Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2005 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UFP Technologies, Inc. as of December 31, 2005, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Carlin, Charron & Rosen, LLP

Westborough, Massachusetts

March 8, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UFP Technologies, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statement of operations, of stockholders’ equity, and of cash flows for each of two years in the period ended December 31, 2004 listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of UFP Technologies, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules for each of the two years in the period ended December 31, 2004 listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2005

UFP TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2005	2004
Assets
Current assets:
Cash	$265,352	$317,951
Receivables, net	15,299,748	11,818,906
Inventories	6,441,592	5,236,232
Prepaid expenses	791,677	710,694
Deferred income taxes	781,988	481,047
Total current assets	23,580,357	18,564,830
Property, plant and equipment	36,723,341	34,663,332
Less accumulated depreciation and amortization	(25,750,620)	(23,278,982)
Net property, plant and equipment	10,972,721	11,384,350
Cash surrender value of officers life insurance	140,135	125,926
Deferred income taxes	2,494,251	2,697,293
Goodwill	6,481,037	6,481,037
Other assets	331,515	378,768
Total assets	$44,000,016	$39,632,204
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$7,990,521	$7,923,470
Current installments of long-term debt	1,087,030	1,158,672
Current installments of capital lease obligations	638,875	401,469
Accounts payable	6,062,841	3,665,722
Accrued restructuring charge	—	36,433
Accrued taxes and other expenses	4,480,239	3,948,454
Total current liabilities	20,259,506	17,134,220
Long-term debt, excluding current installments	5,286,548	5,850,352
Capital lease obligations, excluding current installments	2,363,163	1,646,723
Minority interest (Note 7)	633,853	433,809
Retirement and other liabilities	695,780	780,504
Total liabilities	29,238,850	25,845,608
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,828,079 shares in 2005 and 4,678,566 shares in 2004	48,281	46,786
Additional paid-in capital	8,966,472	8,652,488
Retained earnings	5,746,413	5,087,322
Total stockholders’ equity	14,761,166	13,786,596
Total liabilities and stockholders‘ equity	$44,000,016	$39,632,204

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
	2005	2004	2003
Net sales	$83,962,457	$68,624,098	$60,902,180
Cost of sales	69,361,157	54,652,677	50,178,084
Gross profit	14,601,300	13,971,421	10,724,096
Selling, general and administrative expenses	12,430,515	12,107,012	10,827,528
Restructuring charge	—	(280,000)	1,405,000
Operating income (loss)	2,170,785	2,144,409	(1,508,432)
Other income (expense):
Interest expense	(1,041,714)	(713,651)	(783,672)
Equity in net income of unconsolidated partnership	12,531	12,532	27,156
Minority interest earnings	(305,037)	(83,358)	(91,104)
Other, net	30,734	—	1,000
Total other expense	(1,303,486)	(784,477)	(846,620)
Income (loss) before income tax provision	867,299	1,359,932	(2,355,052)
Income tax expense (benefit)	208,208	488,671	(839,323)
Net income (loss)	$659,091	$871,261	$(1,515,729)
Net income (loss) per share:
Basic	$0.14	$0.19	$(0.34)
Diluted	$0.13	$0.17	$(0.34)
Weighted average common shares:
Basic	4,798,008	4,616,983	4,489,984
Diluted	5,260,569	4,994,611	4,489,984

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2005, 2004, and 2003

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2002	4,365,689	$43,657	$8,274,979	$5,731,790	$14,050,426
Employee Stock Purchase Plan	53,128	531	47,416	—	47,947
Stock issued in lieu of compensation	100,849	1,009	107,542	—	108,551
Net loss	—	—	—	(1,515,729)	(1,515,729)
Balance at December 31, 2003	4,519,666	$45,197	$8,429,937	$4,216,061	$12,691,195
Employee Stock Purchase Plan	38,229	382	46,733	—	47,115
Stock issued in lieu of compensation	71,283	713	136,037	—	136,750
Exercise of stock options, net of shares presented for exercise	49,388	494	2,122	—	2,616
Tax benefit relating to non-qualified stock option exercise	—	—	37,659	—	37,659
Net income	—	—	—	871,261	871,261
Balance at December 31, 2004	4,678,566	$46,786	$8,652,488	$5,087,322	$13,786,596
Employee Stock Purchase Plan	16,931	169	48,416	—	48,585
Stock issued in lieu of compensation	65,472	655	239,795	—	240,450
Exercise of stock options, net of shares presented for exercise	67,110	671	25,773	—	26,444
Net income	—	—	—	659,091	659,091
Balance at December 31, 2005	4,828,079	$48,281	$8,966,472	$5,746,413	$14,761,166

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$659,091	$871,261	$(1,515,729)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,936,691	2,493,300	2,706,392
Equity in net income of unconsolidated affiliate and partnership	(12,531)	(12,532)	(27,156)
Minority interest	305,037	83,358	91,104
Restructuring charges	—	(280,000)	1,405,000
Stock issued in lieu of compensation	240,450	136,750	108,551
Deferred income taxes	(97,899)	304,097	(818,794)
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	(3,480,842)	(2,679,592)	(597,042)
Inventories	(1,205,360)	(823,626)	250,940
Prepaid expenses	(80,983)	(216,944)	8,685
Refundable income tax	—	419,658	(39,283)
Accounts payable	1,335,525	733,176	36,273
Accrued taxes and other expenses	495,352	444,181	(807,162)
Retirement and other liabilities	(84,724)	(76,188)	(43,620)
Cash surrender value of officers’ life insurance	(14,209)	(8,056)	(17,571)
Other assets	12,801	44,744	8,411
Net cash provided by operating activities	1,008,399	1,433,587	748,999
Cash flows from investing activities:
Additions to property, plant and equipment	(1,109,995)	(2,141,700)	(1,240,349)
Payments received on affiliated partnership	12,531	12,532	17,518
Proceeds from surrender of officers life insurance	—	—	124,335
Consolidation of United Development Company, net of cash	—	—	200,447
Net cash used in investing activities	(1,097,464)	(2,129,168)	(898,049)
Cash flows from financing activities:
Net borrowings under notes payable	67,051	1,185,758	536,205
Change in book overdrafts	1,061,594	300,049	62
Proceeds from long-term borrowings	731,388	768,612	7,500,000
Distribution to United Development Company Partners	(104,993)	(104,982)	—
Proceeds from sale of common stock	75,029	49,731	47,947
Principal repayment of long-term debt	(1,366,834)	(1,030,682)	(7,396,249)
Principal repayment of obligations under capital leases	(426,769)	(465,091)	(254,601)
Net cash provided by financing activities	36,466	703,395	433,364
Net change in cash	(52,599)	7,814	284,314
Cash at beginning of year	317,951	310,137	25,823
Cash at end of year	$265,352	$317,951	$310,137

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

(1)       Summary of Significant Accounting Policies

UFP Technologies, Inc. ("the Company") designs and manufactures a broad range of packaging and specialty foam products for a variety of industrial and consumer markets. The Company was incorporated in the State of Delaware in 1993.

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

(b)       Accounts Receivable

The Company periodically reviews the collectibility of its accounts receivable. Provisions are established for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2005.

(c)        Inventories

Inventories which include material, labor, and manufacturing overhead are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory. Provisions are established for potential obsolescence. Determining adequate reserves for inventory obsolescence requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the reserve balances as of December 31, 2005.

(d)       Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for income tax purposes. Certain manufacturing machines that are dedicated to a specific program–where total units to be produced over the life of the program are estimable–are depreciated using the modified units of production method for financial statement purposes.

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

(g)       Investments in Realty Partnership

The Company has invested in Lakeshore Estates Associates, a realty limited partnership. The Lakeshore Estates investment is stated at cost, plus or minus the Company’s proportionate share of the limited partnerships’ income or losses, less any distributions received from the limited partnership. The Company has recognized its share of Lakeshore Estates Associates’ losses only to the extent of its original investment in, and advances to, this partnership. The Company's book value in this investment is zero at December 31, 2005 and 2004, respectively.

(h)       Impairment of Long-Lived Assets

The Company reviews long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Goodwill is reviewed at least annually for impairment. Recoverability of long-lived assets and definite lived intangible assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then long-lived assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Recoverability of goodwill is determined under a two-step process as described in SFAS 142. The fair value of reporting units determined under step one is also based on a discounted cash flow model. At December 31, 2005, no impairment has been identified. Forecasted cash flows are based upon numerous assumptions used by management, such as revenue growth, margins and asset management. For purposes of this analysis, the Company reviews its internal forecasts and external data. The external data consist of data available from customer and competitor commentary, and industry forecasts of future revenue growth.

The estimates of expected cash flows require the Company to make significant judgments regarding future periods that are subject to some factors outside of the Company’s control. Changes in these estimates can result in significant revisions to the carrying value of these assets and may result in material charges to the results of operations.

(i)        Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are assessed for impairment on at least an annual basis. Beginning in 2005, the Company changed its annual goodwill impairment testing date from the second quarter to the fourth quarter of its fiscal year. The Company believes this new accounting method is preferable, since more complete and accurate information to assess goodwill for impairment is available in the fourth quarter, including actual financial performance to date and information relative to the carrying value of assets. There is no financial impact as of the year ended December 31, 2005, or on any prior periods, as a result of this change in accounting method. Goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value.

Definite-lived intangible assets, such as patents, are amortized over their estimated useful lives, generally periods ranging from eight to fourteen years. The Company continually evaluates the reasonableness of the useful lives of these assets.

(j)        Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company utilizes zero balance disbursement accounts to manage its funds. These accounts reflect negative cash balances as checks clear the banking system. In accordance with accounting principles generally accepted in the United States of America, the negative cash book balances at the end of a period are reclassified to accounts payable. At December 31, 2005 and 2004, the amounts reclassified were approximately $2.5 million and $1.4 million, respectively,

(k)       Use of Estimates

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

(m)      Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in fiscal years beginning after June 15, 2005. The Company adopted SFAS 123(R) on January 1, 2006, the commencement of its first quarter of fiscal 2006. The company believes the effect will be comparable to the pro forma effect as shown in Note 1. (n) Stock Compensation (below).

The Company adopted the “modified prospective” transition method in which awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123(R). Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123, except that amounts must be recognized in the income statement.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using the intrinsic value method in accordance with APB 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position.

In March 2005, the SEC issued Staff Accounting Bulletin 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS 123(R). In particular, SAB 107 provides supplemental implementation guidance on SFAS 123(R), including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management’s Discussion of an Analysis and several other issues. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

In December 2004, the FASB issued Financial Accounting Standards No. 151, “Inventory Costs” (“SFAS 151”). SFAS 151 clarifies the accounting for inventory when there are abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. Under existing GAAP, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be “so abnormal” as to require treatment as current period charges rather than recorded as adjustments to the value of the inventory. SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS 151 was issued. The adoption of SFAS 151 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the retrospective application to prior periods financial statements for changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The retrospective application of the change would be limited to the direct effects of the change, and indirect effects would be recognized in the period of the accounting change. The Company adopted this standard on January 1, 2006, and does not believe that it will have a material impact on the consolidated financial statements.

(n)       Stock Compensation

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants made in 2005, 2004, and 2003, respectively: no dividend yield for each year; expected volatility of 84.4%, 102.8%, and 110%, risk-free interest rates of 4.08%, 3.72% and 3.22%, and expected lives of 6.8, 5.7, and 5.8 years.

The weighted-average fair value of options granted during 2005, 2004, and 2003 was $2.39, $2.34, and $0.98, respectively.

The Company’s pro forma information is as follows:

	Years Ended December 31
	2005	2004	2003
Net income (loss) as reported	$659,091	871,261	(1,515,729)
Total stock based compensation expense determined under fair value based method for all awards net of tax related effects	$(553,109)	(519,084)	(380,033)
Pro forma net income (loss)	$105,982	352,177	(1,895,762)
Basic net income (loss) per share as reported	0.14	0.19	(0.34)
Pro forma basic net income (loss) per share	0.02	0.08	(0.42)
Diluted net income (loss) per share as reported	0.13	0.17	(0.34)
Pro forma diluted net income (loss) per share	$0.02	0.07	(0.42)

The effect of applying SFAS 123 as shown above in the pro forma disclosures is not representative of the pro forma effect on net income (loss) in future years.

(o)       Deferred Rent

The Company accounts for escalating rental payments on the straight line basis over the term of the lease.

(2)       Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Years ended December 31
	2005	2004	2003
Interest	$1,022,314	$697,651	$764,772
Income taxes (refunds) – net	$81,019	$(340,599)	$18,754

Significant non-cash transactions:

	Years ended December 31
	2005	2004	2003
Property and equipment acquired under capital lease	$1,380,615	$229,540	$1,397,869
Tax benefit resulting from the exercise of non-qualified stock options	0	37,659	0
Shares presented for stock option exercises	(104,750)	(239,747)	0
Total non-cash transactions	$1,275,865	$27,452	$1,397,869

(3)       Receivables

Receivables consist of the following:

	December 31
	2005	2004
Accounts receivable - trade	$16,007,326	$12,328,734
Other receivables (reserves)	(142,407)	33,489
	15,864,919	12,362,223
Less allowance for doubtful receivables	(565,171)	(543,317)
	$15,299,748	$11,818,906

(4)       Goodwill and Other Intangible Assets

The Company completed its annual impairment test of goodwill in the fourth quarter of 2005, and determined that no goodwill was impaired.

At December 31, 2005 and December 31, 2004, the carrying value of the Company's patents was $192,055 and $226,507, respectively, net of accumulated amortization. Future patent amortizations for years ended December 31 will be approximately:

2006	34,000
2007	34,000
2008	34,000
2009	34,000
2010	34,000
Thereafter	22,055
Total:	$192,055

(5)       Inventories

Inventories consist of the following:

	December 31
	2005	2004
Raw materials	$4,225,505	$3,180,349
Work in process	370,106	532,108
Finished goods	1,845,981	1,523,775
	$6,441,592	$5,236,232

(6)       Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31
	2005	2004
Land	$409,119	$409,119
Buildings and improvements	4,079,714	3,809,533
Leasehold improvements	1,946,122	1,905,057
Equipment	27,389,836	25,193,403
Furniture and fixtures	2,447,820	2,158,810
Construction in progress - equipment/buildings	450,630	1,187,410
	$36,723,241	$34,663,332

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $2,902,329, $2,460,048, and $2,636,526, respectively.

(7)       Investment in and Advances to Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited ("UDT"). In compliance with FIN 46(R), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," the Company has consolidated the financial statements of UDT as of December 31, 2003. Prior to December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership. The Company’s proportionate share of the limited partnership’s net income was approximately $25,000 and $35,000 in 2002 and 2001, respectively. As a result of consolidating UDT, both total assets and total liabilities of the Company increased by $1,088,000. There was no impact on net income.

(8)       Indebtedness

As a component of consolidating UDT's assets, the Company included $255,202 in cash. Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants. The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company's accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT's property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts. Extensions of credit under the revolving credit facility are subject to available collateral based upon accounts receivable and inventory levels. Therefore, the entire $17 million may not be available to the Company. For example, as of December 31, 2005, based upon revolving credit facility borrowings outstanding of $8.0 million and collateral levels, the Company had availability of $6.5 million of additional credit under this facility. The amount of availability can fluctuate significantly. The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1% to 1.5%, depending upon Company operating performance. All borrowings at December 31, 2005 had interest computed at Prime or LIBOR plus 1.25%. Under the amended credit facility, the Company is subject to certain financial covenants including maximum capital expenditures and minimum fixed charge coverage. As of December 31, 2005, the Company was in compliance with all of these covenants. The Company’s new $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011. At December 31, 2005, the interest rate on these facilities ranged from 5.5% to 7.25%.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for

$470,313 is included within long-term debt in the Consolidated Financial Statements. The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006. The note bears interest at LIBOR plus 2.75%, adjusted monthly. At December 31, 2005, the outstanding balance was $404,459. At December 31, 2005, the interest rate was approximately 7.1%. Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities. The Company is not subject to any financial covenants under this mortgage note.

Long-term debt consists of the following:

	December 31
	2005	2004
Mortgage note	$2,327,000	$2,164,000
Notes payable - term loans	3,642,119	4,424,612
United Development Company mortgage	404,459	420,412
Total long-term debt	6,373,578	7,009,024
Less current installments	1,087,030	1,158,672
Long-term debt, excluding current installments	$5,286,548	$5,850,352

Aggregate maturities of long-term debt are as follows:

Year ending December 31:
2006	$1,087,030
2007	682,571
2008	682,571
2009	682,571
2010 and thereafter	3,238,835
$6,373,578

(9)       Accrued Taxes and Other Expenses

Accrued taxes and other expenses consist of the following:

	December 31
	2005	2004
Compensation	$1,179,024	$1,300,138
Benefits	846,091	684,799
Paid time off	466,946	436,067
Other	1,988,178	1,527,450
	$4,480,239	$3,948,454

(10)     Restructuring Reserve

On October 22, 2003, the Company’s Board of Directors approved a formal plan of restructure in response to continued losses in the Company’s Packaging plant in Visalia, California. To that effect the Company recorded restructuring charges, in the fourth quarter of 2003, of $1,405,000, consisting of asset impairments of $640,000, severance of $40,000, and future lease commitments of $725,000. Of this amount, no balance remains on the balance sheet as of December 31, 2005. During the third quarter of 2004, the Company executed a termination agreement for the lease for its Visalia, California property for a lump-sum payment of approximately $100,000. As a result, the Company reversed $280,000 of previously recorded restructuring reserve.

(11)     Income Taxes

The Company's income tax (benefit) provision for the years ended December 31, 2005, 2004, and 2003 consists of approximately:

	Years ended December 31
	2005	2004	2003
Current:
Federal	$—	$76,000	$(51,000)
State	122,000	108,000	31,000
	122,000	184,000	(20,000)
Deferred:
Federal	131,000	174,000	(798,000)
State	(45,000)	131,000	(21,000)
	86,000	305,000	(819,000)
Total income tax provision (benefit)	$208,000	$489,000	$(839,000)

At December 31, 2005, the Company has net operating loss carry-forwards for federal income tax purposes of approximately $9,226,000 and for state income tax purposes of approximately $2,420,000, which are available to offset future taxable income and expire during the years ending December 31, 2008 through 2024.

The future benefit of the net operating loss carry-forwards acquired from MFT and Simco will be limited to $600,000 per year in accordance with Section 382 of the Internal Revenue Code. As of December 31, 2005, net operating loss carry-forwards acquired from MFT and Simco for federal income tax purposes totaled $1,742,000 and $5,142,000, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are approximately as follows:

	December 31
	2005	2004
Deferred tax assets related to:
Reserves not currently deductible	$27,000	$82,000
Research and development credits	544,000	246,000
Compensation programs	124,000	163,000
Retirement liability	263,000	292,000
Net operating loss carryforwards	3,265,000	3,704,000
Other	73,000	53,000
	4,296,000	4,540,000
Deferred tax liabilities related to:
Excess of book over tax basis of fixed assets	925,000	1,190,000
Investee tax loss in excess of book losses	89,000	55,000
Capital leases	6,000	117,000
	1,020,000	1,362,000
Net deferred tax assets	$3,276,000	$3,178,000

The amount recorded as net deferred tax assets as of December 31, 2005 and 2004 represents the amount of tax benefits of existing deductible temporary differences or carry-forwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carry-forward period. The Company believes that the net deferred tax asset of $3,276,000 at December 31, 2005 is more likely than not to be realized in the carry-forward period. Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:

	Years ended December 31
	2005	2004	2003
Computed "expected" tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	5.9	10.4	(0.7)
Officers' life insurance	1.4	0.4	(0.2)
Meals and entertainment	3.0	2.2	(0.3)
R&D credits	(20.3)	(9.9)	3.5
Other	0.0	(1.2)	(0.7)
Effective tax rate	24.0%	35.9%	35.6%

The impact on the Company's 2005 effective tax rate from research and development credits is higher than usual due to true-up adjustments.

(12)     Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute both basic and diluted income per share consisted of the following:

	Years ended December 31
	2005	2004	2003
Basic weighted average common shares outstanding during the year	4,798,008	4,616,983	4,489,984
Weighted average common equivalent shares due to stock options	462,561	377,628	0
Diluted weighted average common shares outstanding during the year	5,260,569	4,994,611	4,489,984

Potential common shares of 93,047 were not included in the computation of diluted weighted average common shares outstanding for year ended December 31, 2003, because their inclusion would have been anti-dilutive. As a result, there are no differences between basic and diluted weighted average common shares outstanding for the year ended December 31, 2003.

(13)     Stock Option and Employee Stock Purchase Plans

The Company maintains a stock option plan to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, consultants and advisors. The plan provides for either nonqualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock. The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for nonqualified stock options shall be determined by the Stock Option Committee. These options expire over five- to ten-year periods. Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the option. At December 31, 2005, there were 829,075 options outstanding under the plan. These options are not transferable except by will or domestic relations order.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”). Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen. The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock. On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock. These options became exercisable in full six months after the date of grant and expire ten years from the date of grant. The exercise price was the fair market value of the common stock on the date of grant. At December 31, 2005, there were 40,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company. The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock. On June 2, 2004, the Company amended the plan to increase the allowable amount to 725,000 shares. These options become exercisable in full at the date of grant and expire ten years from the date of grant. In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan. At December 31, 2005, there were 506,471 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan which provides that all employees of the Company who work more than twenty hours per week and more than five months in any calendar year and who are employees on or before the applicable offering period are eligible to participate. The 1998 Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986. Under the Stock Purchase Plan, participants may have withheld up to 10% of their base salaries during the six month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 85% of the lower of the market value of the common stock on the first or last day of the offering period. The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock. To date, 277,180 shares have been issued.

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”). The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.

Two types of awards may be granted to participants under the Plan: restricted shares or other stock awards. Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events. Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock. Such awards may include, without limitation, unrestricted stock, nonqualified options, performance shares, or stock appreciation rights. The Company determines the form, terms, and conditions, if any, of any awards made under the Plan. The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 500,000 shares. To date 136,755 shares have been issued.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price
Outstanding at December 31, 2002	1,086,489	$2.54
Granted	380,125	1.15
Exercised	—	—
Cancelled or expired	(330,444)	3.21
Outstanding December 31, 2003	1,136,170	$1.88
Granted	214,167	2.74
Exercised	(118,800)	2.04
Cancelled or expired	(56,000)	3.08
Outstanding December 31, 2004	1,175,537	$1.97
Granted	305,759	3.08
Exercised	(86,875)	1.51
Cancelled or expired	(18,875)	3.20
Outstanding December 31, 2005	1,375,546	$2.23

There were 1,191,546 exercisable options as of December 31, 2005.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 12/31/05	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 12/31/05	Weighted average exercise price
$0.00 - $0.99	81,575	4.1	$0.81	81,575	$0.81
$1.00 - $1.99	525,431	5.5	1.26	471,681	1.27
$2.00 - $2.99	365,414	6.1	2.51	365,414	2.51
$3.00 - $3.99	365,626	6.4	3.37	235,376	3.35
$4.00 - $4.99	25,000	2.0	4.19	25,000	4.19
$5.00 - $5.99	—	—	—	—	—
$6.00 - $6.99	12,500	0.5	6.13	12,500	6.13
	1,375,546	5.7	$2.23	1,191,546	$2.14

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

(15)     Supplemental Retirement Plan

The Company has a supplemental retirement plan for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment. The Company recorded an expense of approximately $42,000, $58,000, and $100,000 for the years ended December 31, 2005, 2004, and 2003, respectively, in accordance with this plan, which includes both current costs and prior service costs for these individuals. The present value of the supplemental retirement obligation has been calculated using an 8.5% discount rate. Projected future payments for the years ending December 31, 2006 through 2009 are approximately $152,000, $147,000, $147,000, $144,000, respectively, and approximately $106,000 thereafter.

(16)     Commitments and Contingencies

(a)       Leases – The Company has non-cancelable operating leases for certain facilities that expire through 2011. Certain of the leases contain escalation clauses which require payments of additional rent, as well as increases in related operating costs. The Company also leases various equipment under capital leases which expire through 2011.

Included in property, plant, and equipment are the following amounts held under capital lease:

	December 31
	2005	2004
Equipment	$3,188,398	$3,071,028
Less accumulated amortization	(680,831)	(523,208)
	$2,507,567	$2,547,820

Future minimum lease payments under noncancelable operating leases and the present value of future minimum lease payments under capital leases as of December 31, 2005, are as follows:

Years ending December 31:	Capital Leases	Operating Leases
2006	788,056	1,633,102
2007	765,203	1,575,872
2008	724,765	614,506
2009	586,217	405,915
Thereafter	667,100	1,626,249
Total minimum lease payments	$3,531,341	$5,855,644
Less amount representing interest	529,303
Present value of future minimum lease payments	3,002,038
Less current installments of obligations under capital leases	638,875
Obligations under capital lease, excluding current installments	$2,363,163

Rent expense amounted to approximately $2,230,000, $2,153,000, and $2,126,000 in 2005, 2004, and 2003, respectively. Approximately $244,000, $244,000, and $244,000 in 2005, 2004 and 2003, respectively, was paid to United Development Company Limited ("UDT"), a real estate company of which the Company owns 26.32%, that owns the Decatur, Alabama, and Kissimmee, Florida, facilities. The 2005 rent expense incurred from "UDT" has been eliminated in consolidation.

In connection with the eight-year automotive program, the Company has purchased a new forming line for approximately $1.7 million in 2003, and a second similar forming line for approximately $1.9 million in 2004.

(b)       Legal – The Company is a defendant in various administrative proceedings that are being handled in the ordinary course of business. In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(17)     Profit Sharing Plan

The Company maintains a profit-sharing plan for eligible employees. Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals as well as discretionary amounts determined by the Board of Directors, and amounted to approximately $451,000, $459,000, and $345,000 in 2005, 2004, and 2003, respectively.

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

The top customer in the Company's Component Products segment comprises 26% of that segment's total sales and 15% of the Company’s total sales for the year ended December 31, 2005. No one customer accounted for more than 10% of the Packaging segment sales for the year ended December 31, 2005.

The results for the Packaging segment include the results of United Development Company Limited.

Financial statement information by reportable segment is as follows:

2005	Component Products	Packaging	Total
Sales	$48,218,839	35,743,618	$83,962,457
Operating income (loss)	(601,839)	2,772,624	2,170,785
Total assets	25,460,467	18,539,549	44,000,016
Depreciation / amortization	1,645,010	1,291,681	2,936,691
Capital expenditures	35,485	1,074,510	1,109,995
Interest expense	582,266	459,448	1,041,714
Goodwill	4,463,246	2,017,791	6,481,037

2004	Component Products	Packaging	Total
Sales	$36,135,175	32,488,923	$68,624,098
Operating income	967,616	1,176,793	2,144,409
Total assets	21,921,263	17,710,941	39,632,204
Depreciation / amortization	1,111,537	1,381,763	2,493,300
Capital expenditures	1,343,254	828,446	2,171,700
Interest expense	375,822	337,829	713,651
Goodwill	4,463,246	2,017,791	6,481,037

2003	Component Products	Packaging	Total
Sales	$31,264,862	$29,637,318	$60,902,180
Operating loss	(451,112)	(1,057,320)	(1,508,432)
Total assets	18,939,567	17,809,505	36,749,072
Depreciation / amortization	1,077,602	1,628,790	2,706,392
Capital expenditures	750,280	490,069	1,240,349
Interest expense	381,832	401,840	783,672
Goodwill	4,463,246	2,017,791	6,481,037

(20)     Quarterly Financial Information (unaudited)

	Q1	Q2	Q3	Q4
Year ended 12/31/2004
Net sales	$15,934,254	$16,827,393	$17,657,812	$18,204,639
Gross profit	3,242,182	3,661,094	3,217,685	3,850,460
Net income	53,963	216,292	190,473	410,533
Basic net income per share	0.01	0.05	0.04	0.09
Diluted net income per share	0.01	0.04	0.04	0.08

Year ended 12/31/2005
Net sales	$18,191,891	$20,917,802	$21,649,267	$23,203,497
Gross profit	3,622,964	4,126,323	3,087,184	3,764,829
Net income	85,402	314,189	(148,531)	408,031
Basic net income per share	0.02	0.07	(0.03)	0.08
Diluted net income per share	0.02	0.06	(0.03)	0.08

Schedule II

UFP TECHNOLOGIES, INC.

Valuation and Qualifying Accounts

Years ended December 31, 2005, 2004, and 2003

Accounts receivable, allowance for doubtful accounts:

	2005	2004	2003
Balance at beginning of year	$543,317	$475,625	$575,406
Provision charged to expense	85,140	165,284	(121,795)
Write-offs and recoveries	(63,286)	(97,592)	22,014
Balance at end of year	$565,171	$543,317	$475,625

Inventory allowance for obsolescence:

	2005	2004	2003
Balance at beginning of year	$304,273	$270,289	$317,479
Provision charged to expense	177,440	175,929	174,500
Write-offs	(219,559)	(141,945)	(221,690)
Balance at end of year	$262,154	$304,273	$270,289

* * *