Form 10-Q
period 2006-03-31
UFP TECHNOLOGIES INC
filed 2006-05-12
CIK 914156

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2006

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

Yes ☒;       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.. (Check one):

Large accelerated filer ☐    Accelerated filer ☐     Non–accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐;       No ☒

4,909,751 shares of registrant's Common Stock, $.01 par value, were outstanding as of April 28, 2006.

UFP Technologies, Inc.

PART I:  FINANCIAL INFORMATION

ITEM 1:                   FINANCIAL STATEMENTS

UFP Technologies, Inc.
Condensed Consolidated Balance Sheets

	3/31/2006	12/31/2005
	(unaudited)
Assets
Current assets:
Cash	$ 88,092	$ 265,352
Receivables less allowances of $552,408 and $565,141	13,934,446	15,299,748
Inventories net of reserves of $320,654 and $262,154	6,037,747	6,441,592
Prepaid expenses and other current assets	1,985,700	1,573,665
Total current assets	22,045,985	23,580,357
Property, plant and equipment	37,139,081	36,723,341
Less accumulated depreciation and amortization	(26,514,401)	(25,750,620)
Net property, plant and equipment	10,624,680	10,972,721
Goodwill	6,481,037	6,481,037
Other assets	2,957,288	2,965,901
Total assets	$ 42,108,990	$ 44,000,016
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$ 6,265,374	$ 7,990,521
Current installments of long-term debt	1,083,664	1,087,030
Current installments of capital lease obligations	649,171	638,875
Accounts payable	5,096,269	6,062,841
Accrued expenses and payroll withholdings	4,819,913	4,480,239
Total current liabilities	17,914,391	20,259,506
Long-term debt, excluding current installments	5,115,905	5,286,548
Capital lease obligations, excluding current installments	2,268,851	2,363,163
Minority interest	560,507	633,853
Retirement and other liabilities	695,780	695,780
Total liabilities	26,555,434	29,238,850
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 4,904,751 shares at March 31, 2006 and 4,828,079 shares at December 31, 2005	49,048	48,281
Additional paid-in capital	9,184,483	8,966,472
Retained earnings	6,320,025	5,746,413
Total stockholders’ equity	15,553,556	14,761,166
Total liabilities and stockholders’ equity	$ 42,108,990	$ 44,000,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	31-Mar-06	31-Mar-05
Net sales	$ 24,140,718	$ 18,191,891
Cost of sales	19,261,892	14,568,927
Gross profit	4,878,826	3,622,964
Selling, general & administrative expenses	3,657,185	3,050,009
Operating income	1,221,641	572,955
Interest expense	263,236	216,243
Minority interest earnings	31,649	218,981
Income before income tax expense	926,756	137,731
Income tax expense	353,162	52,329
Net income	$ 573,594	$ 85,402
Net income per share:
Basic	$ 0.12	$ 0.02
Diluted	$ 0.11	$ 0.02
Weighted average common shares outstanding:
Basic	4,874,484	4,730,761
Diluted	5,233,169	5,256,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	31-Mar-06	31-Mar-05
Cash flows from operating activities:
Net income	$ 573,594	$ 85,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	772,395	623,134
Minority interest earnings	31,654	218,981
Stock issued in lieu of cash compensation	144,247	240,468
Share-based compensation	32,381	—
Deferred income taxes	250,000	52,329
Changes in operating assets and liabilities:
Receivables, net	1,365,302	146,640
Inventories, net	403,845	(196,622)
Prepaid expenses and other current assets	(662,035)	(582,017)
Accounts payable	(561,707)	446,296
Accrued restructuring charge, net of fixed asset write-offs	—	(34,842)
Accrued expenses and payroll withholdings	339,674	(726,739)
Retirement and other liabilities	—	(20,000)
Other assets	—	6,245
Net cash provided by operating activities	2,689,350	259,275
Cash flows from investing activities:
Additions to property, plant and equipment	(340,007)	(693,671)
Cash flows from financing activities:
Borrowings (payments) of notes payable	(1,725,147)	183,867
Change in book overdrafts	(404,865)	493,667
Principal repayments of long-term debt	(174,009)	(256,689)
Principal repayments of capital lease obligations	(159,749)	(99,478)
Distribution to United Development Company partners	(105,000)	(104,993)
Net proceeds from sale of common stock	42,167	45,798
Net cash provided by (used in) financing activities	(2,526,603)	262,172
Net (decrease) in cash	(177,260)	(172,224)
Cash at beginning of period	265,352	317,951
Cash at end of period	$ 88,092	$ 145,727
Significant non-cash transactions:
Property and equipment acquired under capital lease	$ 75,733	$ —

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO INTERIM
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)          Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted  in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s 2005 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of income for the three months ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

(2)          Stock Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this application, the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. The majority of the Company’s share-based compensation arrangements vest immediately or over either a three- or four-year graded vesting schedule. The Company expenses its share-based compensation on a straight line basis over the requisite service period for each award.

In accordance with SFAS 123R, the Company has recorded stock compensation expense as follows.

Three Months Ended
	3/31/2006	3/31/2005
Cost of sales	$ —	$ —
Selling, general & administrative expense	32,381	—
Total share-based compensation expense	$ 32,381	$ —

The Company did not grant any options in the first quarter of 2006 and is in the process of determining which acceptable fair value method they will utilize to value any future option grants under SFAS No. 123(R).

The Company did not recognize compensation expense for employee share-based awards for the three months ended March 31, 2005, when the exercise price of the Company’s employee stock awards equaled the market price of the underlying stock on the date of grant.

The following table illustrates the effects on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:

	Three Months Ended
	31-Mar-06	31-Mar-05
Net income as reported	$ 573,594	$ 85,402
Pro forma net income	—	60,502
Basic net income per share as reported	0.12	0.02
Pro forma basic net income per share	—	0.01
Diluted net income per share as reported	0.11	0.02
Pro forma diluted net income per share	$ —	$ 0.01

The effect of applying SFAS 123 as shown above in the pro forma disclosures is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expenses related to stock options granted prior to 1995.

The fair value of each option grant is estimated on the date of grant, using the Black Scholes option pricing model with the following assumptions:

Three-Month Period
Ended 3/31/05
Expected term	6.7 years
Volatility	91.20%
Risk free interest rate	4.20%
Dividend yield	0%

Stock Option and Employee Stock Purchase Plans

The Company maintains a stock option plan to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, consultants, and advisors. The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock. The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Stock Option Committee. These options expire over five- to ten-year periods. Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on an accelerated schedule. At December 31, 2005, there were 829,075 options outstanding under the Company’s 1993 Employee Stock Option Plan (“1993 Plan”). During the first three months of 2006, no options were granted, 2,500 options were exercised, and no options were canceled under the 1993 Plan. At March 31, 2006, there were 826,575 options outstanding under the Plan.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”). Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen. The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock. On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock. These options became exercisable in full the date of the grant and will expire ten years from the date of grant. The exercise price was the fair market value of the common stock on the date of grant. At March 31, 2006, there were 40,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company. The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock.   On June 2, 2004, the Company amended the Plan to increase the allowable amount to 725,000 shares. These options become exercisable in full at the date of grant and expire ten years from the date of grant. In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was frozen; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan. At March 31, 2006, there were 506,471 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan, which provides that all employees of the Company — who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period — are eligible to participate. The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986. Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld during the six-month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 95% of the market value of the common stock on the last day of the offering period. The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock. Through March 31, 2006, there were 296,941 shares issued under this Plan.

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”). The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses. Two types of awards may be granted to participants under the Plan: restricted shares or other stock awards. Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events. Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock. Such awards may include, without limitation, unrestricted stock, nonqualified options, performance shares, or stock appreciation rights. The Company determines the form, terms, and conditions, if any, of any awards made under the Plan. The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 500,000 shares. Through March 31, 2006,  191,166 shares of common stock have been issued under this Plan., none of which have been restricted. 54,411 shares were issued during the three-month period ended March 31, 2006.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price
Outstanding December 31, 2003	1,136,170	$ 1.88
Granted	214,167	2.74
Exercised	(118,800)	2.04
Cancelled or expired	(56,000)	3.08
Outstanding December 31, 2004	1,175,537	$ 1.97
Granted	305,759	3.08
Exercised	(86,875)	1.51
Cancelled or expired	(18,875)	3.20
Outstanding December 31, 2005	1,375,546	$ 2.23
Granted	—	—
Exercised	(2,500)	1.06
Cancelled or expired	—	—
Outstanding March 31, 2006	1,373,046	$ 2.23

There were 1,231,171 exercisable options as of March 31, 2006.

During the three months ended March 31, 2006, the total intrinsic value of options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $3,363, and the total amount of cash received from the exercise of these options was $2,650.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 3/31/06	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 3/31/06	Weighted average exercise price
$0.00 - $0.99	81,575	3.9	$ 0.81	81,575	$ 0.81
$1.00 - $1.99	522,931	5.3	1.27	496,931	1.26
$2.00 - $2.99	365,414	6.7	2.51	365,414	2.51
$3.00 - $3.99	365,626	6.2	3.37	249,751	3.36
$4.00 - $4.99	25,000	1.8	4.19	25,000	4.19
$5.00 - $5.99	—	—	—	—	—
$6.00 - $6.99	12,500	0.3	6.13	12,500	6.13
	1,373,046	5.7	$ 2.23	1,231,171	$ 2.14

The total grant date fair value of stock options that vested during the three months ended March 31, 2006 was approximately $530,000, with a weighted average remaining contractual term of 2.5 years.

The following table summarizes the status of the Company’s non vested shares for the three-month period ended March 31, 2006:

Non-vested shares at December 31, 2005:	184,000
Granted	—
Vested	(42,125)
Forteited	—
Total non vested shares at March 31, 2006:	141,875

The following table summarizes the future share-based compensation expense the Company will record as stock options vest:

2006	$ 86,011
2007	92,468
2008	75,968
2009	17,679

(3)          Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	31-Mar-06	31-Dec-05
Raw materials	$ 4,300,112	$ 4,487,659
Work-in-process	401,507	370,106
Finished goods	1,656,782	1,845,981
Reserves	$ (320,654)	$ (262,154)
Total inventory	$ 6,037,747	$ 6,441,592

(4)                      Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended
	31-Mar-06	31-Mar-05
Weighted average common shares outstanding, basic	4,874,484	4,730,761
Weighted average common equivalent shares due to stock options	358,685	526,054
Weighted average common shares outstanding, diluted	5,233,169	5,256,815

(5)                    Segment Reporting

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

The accounting policies of the segments are the same as those described in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission. The Company evaluates the performance of its operating segments based on net income.

Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. The totals of the reportable segments’ revenues and net income agree with the Company’s comparable amount contained in the interim financial statements. Revenues from customers outside of the United States are not material. One customer in the Component Products group comprises 19% of the Company’s consolidated revenues. All of the Company’s assets are located in the United States.

	Three Months Ended 3/31/06			Three Months Ended 3/31/05
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$9,253,652	$14,887,066	$24,140,718	$8,955,367	$9,236,524	$18,191,891
Net income (loss)	185,180	388,414	573,594	367,781	(282,379)	85,402

(6)                    Indebtedness

As a component of consolidating UDT’s assets, the Company included $77,121 in cash. Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants. The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that  is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts. Extensions of credit under the revolving credit  facility are subject to available collateral based upon accounts receivable and inventory levels. Therefore, the entire $17 million may not be available to the Company. For example, as of March 31, 2006, based upon revolving credit facility borrowings outstanding of  $6.3 million and collateral levels, the Company had availability of $7.7 million of additional credit under this facility. The amount of availability can fluctuate significantly. The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1% to 1.5%, depending upon Company operating performance. All borrowings at March 31, 2006 had interest computed at Prime or LIBOR plus 1.25%. Under the amended credit facility, the Company is subject to certain financial covenants including  maximum capital expenditures and minimum fixed charge coverage. As of March 31, 2006, the Company was in compliance with all of these covenants. The Company’s new $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011. At March 31, 2006, the interest rate on these facilities ranged from 5.5% to 7.5%.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313 is included within long-term debt in the Consolidated Financial Statements. The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006. The note bears interest at LIBOR plus 2.75%, adjusted monthly. At March 31, 2006, the outstanding balance was $401,093 and the interest rate was approximately 7.75%. Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities. The Company is not subject to any financial covenants under this mortgage note.

The Company also had capital lease obligations of approximately $2,918,000 at March 31, 2006. At March 31, 2006, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $7,998,000.

The Company has book overdrafts of approximately $2,038,000 and $2,507,000 at March 31, 2006 and December 31, 2005 respectively. The Company classifies book overdrafts within Accounts Payable on its Consolidated Balance Sheets.

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

(7)                    Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”). In accordance with the provisions of FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company has consolidated the financial statements of UDT beginning at December 31, 2003, because it has determined that UDT is a variable interest entity (“VIE”) pursuant to Paragraph 5.a of FIN 46R, and the Company is the primary beneficiary. Prior to December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership. As a result of consolidating UDT, total assets and total liabilities and equity of the Company increased by $980,000 and $1,088,000 as of March 31, 2006 and December 31, 2005, respectively.

(8)                    Subsequent Event

On April 28, 2006, the Company acquired substantially all of the assets of Stephen Packaging Corporation, a fabricator of custom foam packaging solutions in Miami, Florida. The purchase price was approximately $300,000.

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

The $95 million revenue value of the automotive contract is an estimate, based on the automotive supplier’s projected needs. The Company cannot guarantee that it will fully benefit from this contract, which is terminable by the automotive supplier for any reason, subject to a cancellation charge that includes, among others, a provision whereby the customer will reimburse the Company for its total capital investment less any depreciation taken. The Company’s revenues from this contract are directly dependent on the ability of the automotive supplier to develop, market, and sell its products in a timely, cost-effective manner. If the automotive supplier’s needs decrease over the course of the contract, the Company’s estimated revenues from this contract may also decrease. Even if the Company generates revenue from the project, the Company cannot guarantee that the project will be profitable, particularly if revenues from the contract are less than expected. Other examples of these risks, uncertainties, and other factors include, without limitation, the following: the ability of the Company to integrate Stephen Packaging Corporation in a timely, cost-effective manner without material loss of customers, risks associated with the identification of suitable acquisition candidates and the successful, efficient execution and integration of such acquisitions, the ability of the company to achieve positive results due to competition, decisions by customers to cancel or defer orders for its products that previously had been accepted,, recent increases and possible further increases in the cost of the Company’s raw materials and energy that the Company may not be able to pass through to its customers, other economic conditions that affect sales of the products of the Company’s packaging customers,  the ability of the Company to obtain new customers, evolving customer requirements, difficulties associated with the roll out of new products, the costs of compliance with Sarbanes-Oxley related requirements and general economic and industry conditions and other factors. In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the risk factors and other disclaimers described in the Company’s filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

During 2005 the Company absorbed costs associated with the launch of several new programs in its automotive operations in Michigan as well as in its large, estimated $95 million program in the Southeast that caused significant losses in its automotive business unit. These costs were in the form of higher than anticipated scrap rates and additional direct labor requirements that, combined, caused significant losses in this business unit. However, robust demand in the remaining markets that the Company serves generated sufficient profits to more than absorb these losses. Particularly strong demand for product was in the military and medical markets. The high scrap rates and excessive direct labor improved dramatically by year-end and throughout the three-month period ended March 31, 2006. Accordingly, operating results within the automotive business unit were materially better in the first quarter of 2006.

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

Sales:

Net sales for the three-month period ended March 31, 2006, were $24.1 million or 33% above sales of $18.2 million in the same period last year. The increase in sales for the three-month period ended March 31, 2006 is primarily a result of increased sales volume from the new automotive contract in the southeast (Component Products segment) and increased sales to the Aerospace and Defense market (Component Products segment).

Gross Profit:

Gross profit as a percentage of sales (gross margin) increased to 20.2% for the three-month period ended March 31, 2006, from 19.9% in the same period last year. The improvement in gross margin for the three-month period ended March 31, 2006 is primarily due to the fixed portion of labor and overhead measured against higher sales in both the Component Products and Packaging business segments. This improvement was partially offset by the absence in the current year of a gain recorded in the first quarter of 2005 on the settlement of an insurance claim associated with damages sustained in the Company’s Kissimmee, Florida manufacturing plant from Hurricane Charley in August, 2004. The insurance claim gain was recorded on the books of UFP Technologies and United Development Company Limited in the amounts of $159,000 and $269,000, respectively. Approximately 74% of the United Development Company Limited gain was then eliminated through minority interest.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $3.7 million or 15.1% of net sales for the three-month period ended March 31, 2006, compared to $3.1 million or 16.8% of net sales in the same period last year. SG&A expenses for the three-month period ended March 31, 2006 increased 19.9% over the same period in 2005. The decline in SG&A as a percentage of sales for the three month period ended March 31, 2006 is primarily due to higher sales measured against principally fixed G&A costs. The increase in SG&A expenses is primarily due to increased expenses associated with the new automotive program in the southeast, increased sales and marketing expenses including higher sales commissions, and increased public company compliance expenses. SG&A expense includes approximately $32,000 of share-based compensation expense recorded in accordance with the implementation of FAS 123R.

Other Expenses:

Minority interest earnings were approximately $32,000 for the three-month period ended March 31, 2006, compared to approximately $219,000 in the same period last year. The decrease in minority interest earnings for the three-month period ended March 31, 2006 is primarily due to a gain recorded on the books of United Development Company Limited (“UDT”) during the first quarter of 2005 for the settlement of an insurance claim associated with property damage sustained in the Company’s Kissimmee, Florida manufacturing plant from Hurricane Charley in August, 2004. Because the Company owns 26% of UDT, the remaining 74% of the gain recorded is eliminated through minority interest.

Interest expense for the three-month period ended March 31, 2006 increased to approximately $263,000 from $216,000 in the same period last year. The increase in interest expense is primarily due to rising interest rates.

The Company recorded a tax expense of approximately 38% of pre-tax income for the three-month periods ended March 31, 2006 and 2005.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At March 31, 2006 and December 31, 2005, the Company’s working capital was approximately $4.1 million and $3.3 million, respectively. As a component of consolidating UDT’s assets, the Company included $77,121 in cash at March 31, 2006. Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

Net cash provided by operations for the three-month periods ended March 31, 2006 and 2005 was approximately $2.7 million and $0.3 million, respectively. The increase in cash provided by operations was primarily attributable to increased earnings, decreases in accounts receivable and inventory, and increased accrued expenses partially offset by decreases in accounts payable. Cash used in investing activities during the three-month period ended March 31, 2006 was approximately $340,000, which primarily was the result of additions to property, plant and equipment. These capital expenditures were primarily related to the additions of manufacturing equipment.

On February 28, 2003, the Company obtained a new credit facility, which has been amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants. The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that  is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts. Extensions of credit under the revolving credit  facility are subject to available collateral based upon accounts receivable and inventory levels. Therefore, the entire $17 million may not be available to the Company. For example, as of March 31, 2006, based upon revolving credit facility borrowings outstanding of  $6.3 million and collateral levels, the Company had availability of $7.7 million of additional credit under this facility. The amount of availability can fluctuate significantly. The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1% to 1.5%, depending upon Company operating performance. All borrowings at March 31, 2006 had interest computed at Prime or LIBOR plus 1.25%. Under the amended credit facility, the Company is subject to certain financial covenants including  maximum capital expenditures and minimum fixed charge coverage. As of March 31, 2006, the Company was in compliance with all of these covenants. The Company’s new $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011. At March 31, 2006, the interest rate on these facilities ranged from 5.5% to 7.5%.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313 is included within long-term debt in the Consolidated Financial Statements. The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006. The note bears interest at LIBOR plus 2.75%, adjusted monthly. At March 31, 2006, the outstanding balance was $401,093 and the interest rate was approximately 7.75%. Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities. The Company is not subject to any financial covenants under this mortgage note.

The Company also had capital lease obligations of approximately $2,918,000 at March 31, 2006. At March 31, 2006, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $7,998,000.

The Company has book overdrafts of approximately $2,038,000 and $2,507,000 at March 31, 2006 and December 31, 2005 respectively. The Company classifies book overdrafts within Accounts Payable on its Consolidated Balance Sheets.

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

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements:

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at March 31, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loans	Mortgages	Debt Interest	Supplemental Retirement Plan	Total
2006	1,237,784	489,939	394,928	527,093	420,990	127,250	$3,197,984
2007	1,579,285	656,647	526,571	168,000	477,813	155,750	$3,564,066
2008	614,506	592,965	526,571	168,000	386,280	157,250	$2,445,572
2009	405,915	533,345	526,571	168,000	299,725	154,250	$2,087,806
2010 & thereafter	1,626,249	645,126	1,535,835	1,658,000	756,803	101,280	$6,323,293
	$5,463,739	$2,918,022	$3,510,476	$2,689,093	$2,341,611	$695,780	$17,618,721

Payments on the United Development Company Limited mortgage note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above. The Company’s principal sources of funds are its operations and its revolving credit facility. Although the Company generated cash from operations in the year ended December 31, 2005 and through the first three months of 2006, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At March 31, 2006, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes. However, the Company believes that the market risk of the debt is minimal.

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

PART II:              OTHER INFORMATION

UFP TECHNOLOGIES, INC.

ITEM 1A.           RISK FACTORS

Information regarding risk factors appears in Part I — Item 2 of this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Statements” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 in Part I — Item 1A under “Risk Factors” and in Part II — Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 .

ITEM 6                       EXHIBITS

The following exhibits are included herein:

Exhibit No.	Description
10.38	1998 Employee Stock Purchase Plan, as amended
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

May 12, 2006	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly President, Chief Executive Officer and Director
May 12, 2006	/s/ Ronald J. Lataille
Date	Ronald J. Lataille Vice President, Chief Financial Officer & Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10.38	1998 Employee Stock Purchase Plan, as amended
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002