Form 10-Q
period 2006-06-30
UFP TECHNOLOGIES INC
filed 2006-08-10
CIK 914156

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 2006

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

Yes ☐;       No ☒

5,073,613 shares of registrant’s Common Stock, $.01 par value, were outstanding as of July 31, 2006.

UFP Technologies, Inc.

PART I:      FINANCIAL INFORMATION

ITEM 1:                   FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Jun-06	31-Dec-05
	(unaudited)
Assets
Current assets:
Cash	$132,053	$265,352
Receivables less allowances of $543,802 and $565,141	13,550,622	15,299,748
Inventories net of reserves of $379,154 and $262,154	6,267,094	6,441,592
Prepaid expenses and other current assets	1,316,360	1,573,665
Total current assets	21,266,129	23,580,357
Property, plant and equipment	38,178,913	36,723,341
Less accumulated depreciation and amortization	(27,273,413)	(25,750,620)
Net property, plant and equipment	10,905,500	10,972,721
Goodwill	6,481,037	6,481,037
Other assets	3,139,475	2,965,901
Total assets	$41,792,141	$44,000,016
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$3,349,505	$7,990,521
Current installments of long-term debt	1,081,568	1,087,030
Current installments of capital lease obligations	682,439	638,875
Accounts payable	5,937,612	6,062,841
Accrued expenses and payroll withholdings	4,824,714	4,480,239
Total current liabilities	15,875,838	20,259,506
Long-term debt, excluding current installments	4,945,262	5,286,548
Capital lease obligations, excluding current installments	2,696,223	2,363,163
Minority interest	588,417	633,853
Retirement and other liabilities	695,780	695,780
Total liabilities	24,801,520	29,238,850
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,072,226 shares at June 30, 2006 and 4,828,079 shares at December 31, 2005	50,722	48,281
Additional paid-in capital	9,919,331	8,966,472
Retained earnings	7,020,568	5,746,413
Total stockholders’ equity	16,990,621	14,761,166
Total liabilities and stockholders’ equity	$41,792,141	$44,000,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	30-Jun-06	30-Jun-05	30-Jun-06	30-Jun-05
Net sales	$24,533,970	$20,917,802	$48,674,688	$39,109,693
Cost of sales	19,244,669	16,791,479	38,506,561	31,360,406
Gross profit	5,289,301	4,126,323	10,168,127	7,749,287
Selling, general & administrative expenses	3,872,101	3,372,887	7,529,286	6,422,896
Operating income	1,417,200	753,436	2,638,841	1,326,391
Interest expense	276,024	249,651	539,260	465,894
Minority interest earnings	27,908	14,907	59,557	233,888
Other income	(15,037)	(17,879)	(15,037)	(17,879)
Income before income tax expense	1,128,305	506,757	2,055,061	644,488
Income tax expense	427,761	192,568	780,923	244,897
Net income	$700,544	$314,189	$1,274,138	$399,591
Net income per share:
Basic	$0.14	$0.07	$0.26	$0.08
Diluted	$0.13	$0.06	$0.24	$0.08
Weighted average common shares outstanding:
Basic	4,973,728	4,814,483	4,924,106	4,772,477
Diluted	5,567,672	5,235,524	5,415,171	5,214,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	30-Jun-06	30-Jun-05
Cash flows from operating activities:
Net income	$1,274,138	$399,591
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,545,189	1,372,924
Minority interest earnings	59,564	233,888
Equity in net income of unconsolidated affiliate	(15,038)	(12,531)
Stock issued in lieu of cash compensation	144,247	240,450
Share-based compensation	238,751	—
Deferred income taxes	460,820	244,897
Changes in operating assets and liabilities:
Receivables, net	1,845,693	(1,585,673)
Inventories, net	260,715	(127,176)
Prepaid expenses and other current assets	(219,638)	(235,150)
Accounts payable	513,870	1,206,663
Accrued restructuring charge, net of fixed asset write-offs	—	(36,433)
Accrued expenses and payroll withholdings	344,425	(377,577)
Retirement and other liabilities	(16,418)	(40,000)
Other assets	—	1,877
Net cash provided by operating activities	6,436,318	1,285,750
Cash flows from investing activities:
Additions to property, plant and equipment	(763,867)	(1,693,190)
Acquisition of assets of Stephens Packaging	(309,229)	—
Payments from affiliated company	15,038	12,531
Net cash used in investing activities	(1,058,058)	(1,680,659)
Cash flows from financing activities:
Borrowings (payments) of notes payable	(4,641,016)	355,038
Change in book overdrafts	(676,083)	53,874
Principal repayments of long-term debt	(346,748)	(514,389)
Proceeds from exercise of stock options	364,414	—
Tax benefit from exercise of non-qualified stock options	168,391	—
Principal repayments of capital lease obligations	(1,674,081)	(199,287)
Proceeds from long-term capital lease obligations	1,359,000	731,388
Distribution to United Development Company partners	(105,000)	(104,993)
Net proceeds from sale of common stock	39,514	46,715
Net cash provided by (used in) financing activities	(5,511,609)	368,346
Net (decrease) in cash	(133,349)	(26,563)
Cash at beginning of period	265,352	317,951
Cash at end of period	$132,003	$291,388
Significant non-cash transactions:
Property and equipment acquired under capital lease	$691,705	$—

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

The condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of income for the three and six months ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

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

The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

(2)                    Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the periods prior to January 1, 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.  Under this application, the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.  The Company expenses its share-based compensation on a straight line basis over the requisite service period for each award.

The provisions of SFAS 123R apply to share-based payments made through several plans, which are described below.  The compensation cost that has been charged against income for those plans is as follows:

	Three Months Ended		Six Months Ended
	30-Jun-06	30-Jun-05	30-Jun-06	30-Jun-05
Cost of sales	$—	$—	$—	$—
Selling, general & administrative expense	206,370	—	238,751	—
Total share-based compensation expense	$206,370	$—	$238,751	$—

The Company has recorded compensation expense of $114,950 during the three- and six-month periods ended June 30, 2006 for options granted during the period.  All options were associated with Director options.  The compensation expense was determined as the intrinsic fair market value of the options, using a lattice-based option valuation model with the assumptions noted as follows:

Expected volatility:  92.7%

Expected dividends:  None

Risk-free interest rate:  5.0% to 5.1%

Exercise price:  Closing price on date of grant

Imputed life:  8.0 years (output in lattice-based model)

The Company did not recognize compensation expense for employee stock options for the three-and six-month periods ended June 30, 2005, when the exercise price of the employee stock option equaled the market price of the underlying stock on the grant date.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $78,000 and $91,000 for the three- and six-month periods ended June 30, 2006 respectively.

The following table illustrates the effects on net income and earnings per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:

	Three Months Ended	Six Months Ended
	30-Jun-05	30-Jun-05
Net income as reported	$314,189	$399,591
Pro forma net income	192,212	252,714
Basic net income per share as reported	0.07	0.08
Pro forma basic net income per share	0.04	0.05
Diluted net income per share as reported	0.06	0.08
Pro forma diluted net income per share	$0.04	$0.05

The fair value of each option grant for options granted prior to January 1, 2006 is estimated on the date of grant, using the Black Scholes option pricing model with the following assumptions:

Three- and six-month period
Ended 6/30/05
Expected term	6.8 years
Volatility	89.2%
Risk free interest rate	4.0%
Dividend yield	0%

Employee Stock Option Plan

The Company’s 1993 Employee Stock Option Plan (“Employee Stock Option Plan”), which is stockholder approved,  provides long-term rewards and incentives in the form of stock options to the Company’s key employees, officers, employee directors, consultants, and advisors.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Stock Option Committee.  These options expire over five- to ten-year periods.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on an accelerated schedule.  At December 31, 2005, there were 829,075 options outstanding under the Company’s 1993 Employee Stock Option Plan (“1993 Plan”).  During the first six months of 2006, no options were granted, 23,500 options were exercised, and no options were canceled under the 1993 Plan.  At June 30, 2006, there were 805,575 options outstanding under the Plan.  Should stock options be issued under the Employee Stock Option Plan in the future, the Company will record compensation expense based upon the intrinsic fair market value of the stock options, using a lattice-based option valuation model.

Equity Incentive Plan

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.  The Company believes that such awards better align the interests of its executives and employees with those of its stockholders.  Two types of awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include, without limitation, unrestricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 500,000 shares.  Through June 30, 2006, 191,166 shares of common stock have been issued under this Plan, none of which have been restricted.  54,411 shares were issued during the six-month period ended June 30, 2006.  On April 26, 2006, the Company’s

Compensation Committee approved the issuance of 25,000 shares of unrestricted common stock to the Company’s President and Chief Executive Officer.  The shares will be issued on January 1, 2007, based upon the closing price of the Company’s stock on December 31, 2006.  Based upon the provisions of SFAS 123R, the Company has recorded compensation expense of $41,750  associated with the granting of these shares during the six-month period ended June 30, 2006.

On June 8, 2006, the Company’s Board of Directors approved the granting of Stock Unit Awards (“SUAs”) to the Company’s key executives, effective July 1, 2006, with additional SUAs to be potentially issued effective July 1, 2007, subject to the achievement of certain financial performance objectives.  The SUAs represent a promise to issue shares of the Company’s common stock at a future date as per the following table:

Condition	# of Shares	Grant Date	Vesting
None	48,000	July 1, 2006	1/3 per year, commencing July 1, 2007
Subject to achievement of performance objectives	zero to 96,000	July 1, 2007	1/3 per year, commencing July 1, 2008

Based upon the provisions of SFAS 123R, the Company has recorded compensation expense of $20,000 in the three- and six-month periods ended June 30, 2006, associated with the SUAs.

Stock Purchase Plan

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan, which provides that all employees of the Company — who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period — are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld during the six-month offering periods ending June 30 and December 31 for the purchase of the Company’s common stock at 95% of the market value of the common stock on the last day of the offering period.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  Through June 30, 2006, there were 296,941 shares issued under this Plan.

Director Plans

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full the date of the grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  During the first six months of 2006, no options were granted, 10,000 options were exercised, and 10,000 options expired under the 1993 Director Plan.  At June 30, 2006, there were 20,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock. On June 2, 2004, the Company amended the Plan to increase the allowable amount to 725,000 shares.  These options become exercisable in full at the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was frozen; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  During the first six months of 2006, 19,877 options were granted,  138,963 options were exercised, and no options were cancelled under the 1998 Director Plan.  On June 8, 2006, the Company’s Board of Directors approved the granting of 30,000 stock options to its Directors effective July 1, 2006.  At June 30, 2006, there were 387,385 options outstanding under the 1998 Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price
Outstanding December 31, 2003	1,136,170	$1.88
Granted	214,167	2.74
Exercised	(118,800)	2.04
Cancelled or expired	(56,000)	3.08
Outstanding December 31, 2004	1,175,537	$1.97
Granted	305,759	3.08
Exercised	(86,875)	1.51
Cancelled or expired	(18,875)	3.20
Outstanding December 31, 2005	1,375,546	$2.23
Granted	19,877	6.15
Exercised	(172,463)	2.21
Cancelled or expired	(10,000)	6.13
Outstanding June 30, 2006	1,212,960	$2.26

There were 1,093,335 exercisable options as of June 30, 2006.

During the six months ended June 30, 2006, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $973,588, and the total amount of cash received from the exercise of these options was $380,777.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of June 30, 2006:

		Options Outstanding		Options Exercisable
Range of exercise prices	Outstanding as of 6/30/06	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 6/30/06	Weighted average exercise price
$0.00 - $0.99	73,700	4.0	$0.81	73,700	$0.81
$1.00 - $1.99	433,968	5.0	1.25	416,718	1.25
$2.00 - $2.99	349,684	6.5	2.50	349,684	2.50
$3.00 - $3.99	318,231	6.0	3.36	215,856	3.34
$4.00 - $4.99	17,500	1.4	4.18	17,500	4.18
$5.00 - $5.99	—	—	—	—	—
$6.00 - $6.99	19,877	9.9	6.15	19,877	6.15
	1,212,960	5.7	$2.26	1,093,335	$2.17

The total grant date fair value of stock options that vested during the six months ended June 30, 2006 was approximately $573,000 with a weighted average remaining contractual term of approximately 5 years.

The following summarizes the future share-based compensation expense the Company will record as equity securities vest:

	Options	Common Stock	Restricted Stock Units	Total
2006	$56,368	41,750	120,164	$218,282
2007	$92,468	0	240,328	$332,796
2008	$75,968	0	240,328	$316,296
2009	$17,679	0	192,458	$210,137
2010	$—	—	72,294	72,294
	$242,483	41,750	865,572	$1,149,805

(3)                    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	30-Jun-06	31-Dec-05
Raw materials	$4,360,234	$4,487,659
Work-in-process	337,418	370,106
Finished goods	1,948,596	1,845,981
Reserves	$(379,154)	$(262,154)
Total inventory	$6,267,094	$6,441,592

(4)                      Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended		Six Months Ended
	30-Jun-06	30-Jun-05	30-Jun-06	30-Jun-05
Weighted average common shares outstanding, basic	4,973,728	4,814,483	4,924,106	4,772,477
Weighted average common equivalent shares due to stock options	593,944	421,041	491,065	442,397
Weighted average common shares outstanding, diluted	5,567,672	5,235,524	5,415,171	5,214,874

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

Inter-segment transactions are uncommon and not material.  Therefore, they have not been separately reflected in the financial table below.  The totals of the reportable segments’ revenues and net income agree with the Company’s comparable amount contained in the interim financial statements.  Revenues from customers outside of the United States are not material.  One customer in the Component Products group comprised 18% of the Company’s consolidated revenues during the six-month period ended June 30, 2006.  All of the Company’s assets are located in the United States.

	Three Months Ended 6/30/06			Three Months Ended 6/30/05
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$9,602,933	$14,931,037	$24,533,970	$8,501,782	$12,416,020	$20,917,802
Net income	201,977	498,567	700,544	258,193	55,996	314,189

	Six Months Ended 6/30/06			Six Months Ended 6/30/05
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$18,856,585	$29,818,103	$48,674,688	$17,457,149	$21,652,544	$39,109,693
Net income	387,157	886,981	1,274,138	625,974	(226,383)	399,591

(6)                    Indebtedness

As a component of consolidating UDT’s assets, the Company included $120,141 in cash.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

On February 28, 2003, the Company obtained a credit facility, which has been amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that  is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under the revolving credit  facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  For example, as of June 30, 2006, based upon revolving credit facility borrowings outstanding of  $3.3 million and collateral levels, the Company had availability of $11.1 million of additional credit under this facility.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1% to 1.5%, depending upon Company operating performance.  All borrowings at June 30, 2006 had interest computed at Prime or LIBOR plus 1.0%.  Under the amended credit facility, the Company is subject to certain financial covenants including  maximum capital expenditures and minimum fixed charge coverage.  As of June 30, 2006, the Company was in compliance with all of these covenants.  The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011.  At June 30, 2006, the interest rate on these facilities ranged from 5.7% to 8.3%.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313 is included within long-term debt in the Consolidated Financial Statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At June 30, 2006, the outstanding balance was $398,997 and the interest rate was approximately 8.0%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also had capital lease obligations of approximately $3.4 million at June 30, 2006.  At June 30, 2006, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $5.1 million.

On June 30, 2006, the Company entered into two new capital lease agreements, which were used to consolidate existing leases.  The first is a $1,069,000 lease with a five-year term and the second is a $290,000 lease with a three-year term.  Interest rates on these facilities are fixed at approximately 7.7%.

The Company has book overdrafts of approximately $1,831,000 and $2,507,000 at June 30, 2006 and December 31, 2005 respectively. The Company classifies book overdrafts within Accounts Payable on its Consolidated Balance Sheets.

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

(7)                    Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In accordance with the provisions of FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company has consolidated the financial statements of UDT beginning at December 31, 2003, because it has determined that UDT is a variable interest entity (“VIE”) pursuant to Paragraph 5.a of FIN 46R, and the Company is the primary beneficiary.  Prior to December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.  As a result of consolidating UDT, total assets and total liabilities and equity of the Company increased by $1,006,000 and $1,088,000 as of June 30, 2006 and December 31, 2005, respectively.

(8)                    Acquisition

On April 28, 2006, the Company acquired substantially all of the assets of Stephen Packaging Corporation, a fabricator of custom foam packaging solutions in Miami, Florida.  The purchase price was approximately $309,000.

ITEM 2:                                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements:

This report contains certain statements that are “forward-looking statements” as that term is defined under the Securities Exchange Act of 1934, as amended (the “Act”) and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “plan,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company’s plans, described below, to execute a Southeast automotive program which launched in the fourth quarter of 2004 for an automotive supplier that could be as large as $95 million is an example of a forward looking statement.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

The $95 million revenue value of the automotive contract is an estimate, based on the automotive supplier’s projected needs.  The Company cannot guarantee that it will fully benefit from this contract, which is terminable by the automotive supplier for any reason, subject to a cancellation charge that includes, among others, a provision whereby the customer will reimburse the Company for its total capital investment less any depreciation taken.  The Company’s revenues from this contract are directly dependent on the ability of the automotive supplier to develop, market, and sell its products in a timely, cost-effective manner.  If the automotive supplier’s needs decrease over the course of the contract, the Company’s estimated revenues from this contract may also decrease.  Even if the Company generates revenue from the project, the Company cannot guarantee that the project will be profitable, particularly if revenues from the contract are less than expected.  Manufacturing companies often take advantage of lower volume summer months to shut down production to service machinery and tools.  This is even more common in the automotive industry where many companies, like this supplier, historically have shut down their operations for a portion of the month of July.  The Company expects this practice to continue.  To the extent our customers choose to shut down their operations, for these or other reasons, our quarterly operating results could fluctuate and be materially, adversely affected. Other examples of these risks, uncertainties, and other factors include, without limitation, the following: the ability of the Company to integrate Stephen Packaging Corporation in a timely, cost-effective manner without material loss of customers, risks associated with the identification of suitable acquisition candidates and the successful, efficient execution and integration of such acquisitions, the ability of the Company to achieve positive results due to competition, decisions by customers to cancel or defer orders for its products that previously had been accepted, recent increases and possible further increases in the cost of the Company’s raw materials and energy that the Company may not be able to pass through to its customers, other economic conditions that affect sales of the products of the Company’s packaging customers,  the ability of the Company to obtain new customers, evolving customer requirements, difficulties associated with the roll out of new products, the costs of compliance with Sarbanes-Oxley related requirements and general economic and industry conditions and other factors.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  All of the forward-looking statements are qualified in their entirety by reference to the risk factors and other disclaimers described in the Company’s filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

During 2005 the Company absorbed costs associated with the launch of several new programs in its automotive operations in Michigan as well as in its large, estimated $95 million program in the Southeast that caused significant losses in its automotive business unit.  These costs were in the form of higher than anticipated scrap rates and additional direct labor requirements that, combined, caused significant losses in this business unit.  However, robust demand in the remaining markets that the Company serves generated sufficient profits to more than absorb these losses.  Particularly strong demand for product was in the military and medical markets.  The high scrap rates and excessive direct labor improved dramatically by year-end and throughout the six-month period ended June 30, 2006.  Accordingly, operating results within the automotive business unit were materially better in the first half of 2006.

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

Sales:

Net sales for the three-month period ended June 30, 2006 were $24.5 million or 17.3% above sales of $20.9 million in the same period last year.  Net sales for the six-month period ended June 30, 2006 were $48.7 million or 24.4% above net sales of $39.1 million in the same period last year.  The increase in sales for the three- and six-month periods ended June 30, 2006 is primarily a result of increased sales volume from the new automotive contract in the southeast (Component Products segment) and increased sales to the Aerospace and Defense and Medical markets (Component Products segment).

Gross Profit:

Gross profit as a percentage of sales (gross margin) increased to 21.6% and 20.9% for the three- and six-month periods ended June 30, 2006, from 19.7% and 19.8% in the same respective periods last year. The improvement in gross margin for both the three- and six-month periods ended June 30, 2006 is primarily due to the fixed portion of labor and overhead measured against higher sales (principally in the Component Products segment).  The improvement in gross margin for the six-month period ended June 30, 2006 was partially offset by the absence in the current year of a gain recorded in the first quarter of 2005 on the settlement of an insurance claim, which resulted in a net gain of approximately $229,000 on a consolidated basis.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $3.9 million or 15.8% of net sales for the three-month period ended June 30, 2006, compared to $3.4 million or 16.1% of net sales in the same period last year.  SG&A expenses for the three-month period ended June 30, 2006 increased 14.8% over the same period in 2005.  Selling, general and administrative (“SG&A”) expenses were $7.5 million or 15.5% of net sales for the six-month period ended June 30, 2006, compared to $6.4 million or 16.4% of net sales in the same period last year.  SG&A expenses for the six-month period ended June 30, 2006 increased 17.2% over the same period in 2005. The decline in SG&A as a percentage of sales for the three- and six-month periods ended June 30, 2006 is primarily due to higher sales measured against principally fixed G&A costs.  The increase in SG&A expenses is primarily due to increased expenses associated with the new automotive program in the southeast, increased sales and marketing expenses including higher sales commissions, and increased public company compliance expenses.  SG&A expense includes approximately $239,000 of share-based compensation expense for the six-month period ended June 30, 2006, recorded in accordance with the provisions of FAS 123R.

Other Expenses:

Minority interest earnings were approximately $28,000 and $60,000 for the three- and six-month periods ended June 30, 2006, compared to approximately $15,000 and $234,000 in the same respective periods last year.  The decrease in minority interest earnings for the six-month period ended June 30, 2006 is primarily due to a gain recorded on the books of United Development Company Limited (“UDT”) during the first quarter of 2005 for the settlement of an insurance claim associated with property damage sustained in the Company’s Kissimmee, Florida manufacturing plant from Hurricane Charley in August, 2004.  Because the Company owns 26% of UDT, the remaining 74% of the gain recorded is eliminated through minority interest.

Interest expense for the three-month period ended June 30, 2006 increased to approximately $276,000 from $250,000 in the same period last year.  Interest expense for the six-month period ended June 30, 2006 increased to approximately $539,000 from $466,000 in the same period last year. The increase in interest expense for both periods is primarily due to rising interest rates, partially offset by declining debt.

The Company recorded a tax expense of approximately 38% of pre-tax income for the three- and six-month periods ended June 30, 2006 and 2005.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At June 30, 2006 and December 31, 2005, the Company’s working capital was approximately $5.4 million and $3.3 million, respectively.  As a component of consolidating UDT’s assets, the Company included $120,000 in cash at June 30, 2006.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

Net cash provided by operations for the six-month periods ended June 30, 2006 and 2005 was approximately $6.4 million and $1.3 million, respectively.  The increase in cash provided by operations was primarily attributable to increased earnings, decreases in accounts receivable and inventory, and increased accrued expenses partially offset by decreases in accounts payable.  Cash used in investing activities during the six-month period ended June 30, 2006 was approximately $1.1 million, which primarily was the result of additions to property, plant and equipment.  These capital expenditures were primarily related to the additions of manufacturing equipment.

On February 28, 2003, the Company obtained a credit facility, which has been amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that  is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under the revolving credit  facility are subject to available collateral based upon accounts receivable and inventory levels.

Therefore, the entire $17 million may not be available to the Company.  For example, as of June 30, 2006, based upon revolving credit facility borrowings outstanding of  $3.3 million and collateral levels, the Company had availability of $11.1 million of additional credit under this facility.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1% to 1.5%, depending upon Company operating performance.  All borrowings at June 30, 2006 had interest computed at Prime or LIBOR plus 1.0%.  Under the amended credit facility, the Company is subject to certain financial covenants including  maximum capital expenditures and minimum fixed charge coverage.  As of June 30, 2006, the Company was in compliance with all of these covenants.  The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011.  At June 30, 2006, the interest rate on these facilities ranged from 5.7% to 8.3%.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313 is included within long-term debt in the Consolidated Financial Statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At June 30, 2006, the outstanding balance was $398,997 and the interest rate was approximately 8.0%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also had capital lease obligations of approximately $3.4 million at June 30, 2006.  At June 30, 2006, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $5.1 million.

On June 30, 2006, the Company entered into two new capital lease agreements, which were used to consolidate existing leases.  The first is a $1,069,000 lease with a five-year term and the second is a $290,000 lease with a three-year term.  Interest rates on these facilities are fixed at approximately 7.7%.

The Company has book overdrafts of approximately $1,831,000 and $2,507,000 at June 30, 2006 and December 31, 2005 respectively. The Company classifies book overdrafts within Accounts Payable on its Consolidated Balance Sheets.

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

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements:

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at June 30, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loans	Mortgages	Debt Interest	Supplemental Retirement Plan	Total
2006	846,394	317,313	263,285	476,997	307,440	63,625	$2,275,054
2007	1,579,285	703,267	526,571	156,000	521,315	155,750	$3,642,188
2008	614,506	714,553	526,571	156,000	424,787	157,250	$2,593,667
2009	405,915	715,343	526,571	156,000	326,675	154,250	$2,284,754
2010 & thereafter	1,626,249	928,186	1,535,835	1,703,000	776,259	164,905	$6,734,434
	$5,072,349	$3,378,662	$3,378,833	$2,647,997	$2,356,476	$695,780	$17,530,097

Payments on the United Development Company Limited mortgage note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the year ended December 31, 2005 and through the first six months of 2006, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:                                                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At June 30, 2006, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

PART II:                                               OTHER INFORMATION
ITEM 1A:                                           RISK FACTORS

Information regarding risk factors appears in Part I — Item 2 of this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Statements” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 in Part I — Item 1A under “Risk Factors” and in Part II — Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Except for the risk factor below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 .

We depend on a small number of customers for a large percentage of our revenues.  The loss of any single customer, or a reduction in sales to any such customer, could have a material adverse effect on our business, financial condition, and results of operations.

A limited number of customers typically represent a significant percentage of our revenues in any give year.  Our top ten customers based on revenues represented, in the aggregate, approximately 36%, 46%, and 46% in 2004, 2005, and the first six months of 2006, respectively, of our total revenues.  For example, during the fourth quarter of 2004, we launched our new $95 million automotive program.  This program accounted for approximately 26% and 30% of our Component Products segment sales and approximately 15% and 18% of our total sales in 2005 and the first six months of 2006, respectively.  Based on our current sales forecasts, we expect this program to account for significant portions of our overall sales over the next 6 years.  However, we cannot guarantee that we will realize the full potential value of this program.  The program relies upon a contract that is terminable by the customer for any reason, subject to a cancellation charge.  If the customer’s needs decrease over the course of the contract, our estimated revenues from this contract may also decrease.  Even if we generate revenue from the project, we cannot guarantee that the project will be profitable, particularly if revenues from the contract are less than expected.  Moreover, automotive suppliers like this customer often take advantage of lower volume in the summer to shut down production to service machinery and tools, typically during a portion of the month of July.  The Company expects this practice to continue.  This could cause our quarterly operating results to fluctuate and have a material adverse effect on our business and financial results.  Our revenues are directly depending on the ability of our customers to develop, market, and sell their products in a timely, cost-effective manner.  The loss of a significant portion of our expected future sales to any of our large customers would, and a material adverse change in the financial condition of these customers could, have a material adverse effect on our business, financial condition and financial results.

ITEM 4:                                                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on June 8, 2006, at which the stockholders voted on whether to elect three directors to the Company’s board of directors for terms of office of three years or until the 2009 annual meeting of stockholders.  Votes to adopt the proposal to elect the following directors were cast as follows:

R. Jeffrey Bailly	4,220,285 shares voting for and 38,372 withheld
David B. Gould	4,220,285 shares voting for and 38,372 withheld
Marc Kozin	4,254,057 shares voting for and 4,600 withheld

ITEM 6:                                                    EXHIBITS

The following exhibits are included herein:

Exhibit No.	Description

10.40	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

August 10, 2006	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly
President, Chief Executive
Officer and Director

August 10, 2006	/s/ Ronald J. Lataille
Date	Ronald J. Lataille
Vice President,
Chief Financial Officer & Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.40	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002