Form 10-Q
period 2006-09-30
UFP TECHNOLOGIES INC
filed 2006-11-13
CIK 914156

FORM                      10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2006

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

Yes  ☐;     No  ☒

5,150,639 shares of registrant’s Common Stock, $.01 par value, were outstanding as of November 5, 2006.

UFP Technologies, Inc.

PART I:       FINANCIAL INFORMATION

ITEM 1:        FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Sep-06	31-Dec-05
	(unaudited)
Assets
Current assets:
Cash	$182,111	$265,352
Receivables less allowances of $497,270 and $565,141	12,716,967	15,299,748
Inventories net of reserves of $489,692 and $262,154	5,960,492	6,441,592
Prepaid expenses and other current assets	965,040	1,573,665
Total current assets	19,824,610	23,580,357
Property, plant and equipment	37,836,338	36,723,341
Less accumulated depreciation and amortization	(27,493,624)	(25,750,620)
Net property, plant and equipment	10,342,714	10,972,721
Goodwill	6,481,037	6,481,037
Other assets	3,127,095	2,965,901
Total assets	$39,775,456	$44,000,016
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$1,966,462	$7,990,521
Current installments of long-term debt	1,079,733	1,087,030
Current installments of capital lease obligations	687,228	638,875
Accounts payable	5,108,588	6,062,841
Accrued expenses and payroll withholdings	4,685,244	4,480,239
Total current liabilities	13,527,255	20,259,506
Long-term debt, excluding current installments	4,774,620	5,286,548
Capital lease obligations, excluding current installments	2,520,869	2,363,163
Minority interest	614,715	633,853
Retirement and other liabilities	700,391	695,780
Total liabilities	22,137,850	29,238,850
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,143,764 shares at September 30, 2006 and 4,828,079 shares at December 31, 2005	51,438	48,281
Additional paid-in capital	10,170,102	8,966,472
Retained earnings	7,416,066	5,746,413
Total stockholders’ equity	17,637,606	14,761,166
Total liabilities and stockholders’ equity	$39,775,456	$44,000,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep-06	30-Sep-05	30-Sep-06	30-Sep-05
Net sales	$21,737,107	$21,649,267	$70,411,795	$60,758,960
Cost of sales	17,560,308	18,562,083	56,066,869	49,922,489
Gross profit	4,176,799	3,087,184	14,344,926	10,836,471
Selling, general & administrative expenses	3,293,301	3,068,531	10,822,587	9,491,427
Operating income	883,498	18,653	3,522,339	1,345,044
Interest expense	219,366	260,826	758,625	726,720
Minority interest earnings	26,297	22,348	85,855	256,236
Other income	—	(24,956)	(15,037)	(42,835)
Income before income tax expense	637,835	(239,565)	2,692,896	404,923
Income tax expense	242,320	(91,034)	1,023,243	153,863
Net income	$395,515	$(148,531)	$1,669,653	$251,060
Net income per share:
Basic	$0.08	$(0.03)	$0.33	$0.05
Diluted	$0.07	$(0.03)	$0.31	$0.05
Weighted average common shares outstanding:
Basic	5,097,647	4,820,335	4,984,237	4,794,015
Diluted	5,721,614	4,820,335	5,445,676	5,287,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	30-Sep-06	30-Sep-05
Cash flows from operating activities:
Net income	$1,669,653	$251,060
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,274,041	2,122,243
Minority interest earnings	85,855	256,236
Equity in net income of unconsolidated affiliate	(15,038)	(12,531)
Stock issued in lieu of cash compensation	144,247	240,450
Share-based compensation	348,562	—
Deferred income taxes	647,534	153,863
Changes in operating assets and liabilities:
Receivables, net	2,679,348	(2,212,518)
Inventories, net	567,317	(599,047)
Prepaid expenses and other current assets	(55,033)	105,326
Accounts payable	(64,021)	1,286,492
Accrued restructuring charge, net of fixed asset write-offs	—	(36,433)
Accrued expenses and payroll withholdings	205,005	73,159
Retirement and other liabilities	4,611	(60,000)
Other assets	(20,999)	11,041
Net cash provided by operating activities	8,471,082	1,579,341
Cash flows from investing activities:
Additions to property, plant and equipment	(912,966)	(2,091,592)
Acquisition of assets of Stephen Packaging Corp.	(309,229)	—
Payments from affiliated company	15,038	12,531
Net cash used in investing activities	(1,207,157)	(2,079,061)
Cash flows from financing activities:
Borrowings (payments) of notes payable	(6,024,059)	57,751
Change in book overdrafts	(927,216)	916,687
Principal repayments of long-term debt	(519,225)	(846,598)
Proceeds from exercise of stock options	498,271	—
Tax benefit from exercise of non-qualified stock options	168,391	—
Principal repayments of capital lease obligations	(1,844,646)	(299,617)
Proceeds from long-term capital lease obligations	1,359,000	731,388
Distribution to United Development Company partners	(105,000)	(104,993)
Net proceeds from sale of common stock	47,318	71,004
Net cash provided by (used in) financing activities	(7,347,166)	525,622
Net increase (decrease) in cash	(83,241)	25,902
Cash at beginning of period	265,352	317,951
Cash at end of period	$182,111	$343,853
Significant non-cash transactions:
Property and equipment acquired under capital lease	$691,705	$—

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

The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

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

The results of operations for the three- and nine-month periods ended September 30, 2006, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006.

(2)                    New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.”  This statement replaces APB Opinion No. 20,  “Accounting Changes,”  and SFAS No. 3,  “Reporting Accounting Changes in Interim Financial Statements.”  The statement applies to all voluntary changes in accounting for and reporting of changes in accounting principles. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principles unless it is not practical to do so. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and errors made occurring in fiscal years beginning after May 31, 2005. The adoption of SFAS No. 154 has  not had a material impact on the Company’s financial position or results of operations

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109,  “Accounting for Income

Taxes.”  FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. The Company is still evaluating the impact of this pronouncement. FIN 48 is effective for the Company’s interim period beginning January 1, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings. The provisions of SAB 108 are effective for fiscal years ending after November 15, 2006.   The Company does not believe the adoption of SAB 108 will have a material impact on its financial position or results of operations

(3)                    Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the periods prior to January 1, 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.  Under this application, the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.  The Company expenses its share-based compensation on a straight line basis over the requisite service period for each award.

The provisions of SFAS 123R apply to share-based payments made through several plans, which are described below.  The compensation cost that has been charged against income for those plans is as follows:

	Three Months Ended	Nine Months Ended
	30-Sep-06	30-Sep-06
Cost of sales	$—	$—
Selling, general & administrative expense	109,811	348,562
Total share-based compensation expense	$109,811	$348,562

The Company has recorded compensation expense of $114,950 during the nine-month period ended September 30, 2006 for options granted during the period.  The compensation expense was determined as the intrinsic fair market value of the options, using a lattice-based option valuation model with the assumptions noted as follows:

Expected volatility:  92.7%

Expected dividends:  None

Risk-free interest rate:  5.0% to 5.1%

Exercise price:  Closing price on date of grant

Imputed life:  8.0 years (output in lattice-based model)

The Company did not recognize compensation expense for employee stock options for the three- and nine-month periods ended September 30, 2005, when the exercise price of the employee stock option equaled the market price of the underlying stock on the grant date.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $42,000 and $133,000 for the three- and nine-month periods ended September 30, 2006, respectively.

The following table illustrates the effects on net income and earnings per share for the three- and nine-month periods ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:

	Three Months Ended	Nine Months Ended
	30-Sep-05	30-Sep-05
Net income as reported	$(148,531)	$251,060
Share-based expense	134,712	281,589
Pro forma net income	(283,243)	(30,529)
Basic net income per share as reported	(0.03)	0.05
Pro forma basic net income per share	(0.06)	(0.01)
Diluted net income per share as reported	(0.03)	0.05
Pro forma diluted net income per share	$(0.06)	$(0.01)

The fair value of each option grant for options granted prior to January 1, 2006 is estimated on the date of grant, using the Black Scholes option pricing model with the following assumptions:

Three- and nine-month period Ended 9/30/05
Expected term	6.8 years
Volatility	82.6%
Risk free interest rate	4.2%
Dividend yield	0%

Employee Stock Option Plan

The Company’s 1993 Employee Stock Option Plan (“Employee Stock Option Plan”), which is stockholder approved,  provides long-term rewards and incentives in the form of stock options to the Company’s key employees, officers, employee directors, consultants, and advisors.  The Company believes that such awards better align the interests of its employees with those of its stockholders.  The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Compensation Committee.  These options expire over five- to ten-year periods.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule.  At December 31, 2005, there were 829,075 options outstanding under the Company’s 1993 Employee Stock Option Plan (“1993 Plan”).  During the first nine months of 2006, 10,000 options were granted, 80,450 options were exercised, and no options were canceled under the 1993 Plan.  At September 30, 2006, there were 758,625 options outstanding under the Plan.  Should stock options be issued under the Employee Stock Option Plan in the future, the Company will record compensation expense based upon the intrinsic fair market value of the stock options, using a lattice-based option valuation model.

Equity Incentive Plan

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.  The Company believes that such awards better align the interests of its executives and employees with those of its stockholders.  Two types of awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include, without limitation, unrestricted or restricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 500,000 shares.  Through September 30, 2006, 191,166 shares of common stock have been issued under this Plan, none of which have been restricted.  54,411 shares were issued during the nine-month period ended September 30, 2006.  On April 26, 2006, the Company’s Compensation Committee approved the issuance of 25,000 shares of unrestricted common stock to the Company’s President and Chief Executive Officer.  The shares will be issued on January 1, 2007.  Based upon the provisions of SFAS 123R, the Company has recorded compensation expense of $62,750 based on the grant date price of $3.24 at April 25, 2006, associated with the granting of these shares during the nine-month period ended September 30, 2006.

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

Condition	# of Shares	Vesting
None	48,000	1/3 per year, commencing July 1, 2007
Subject to achievement of performance objectives	zero to 96,000	1/3 per year, commencing July 1, 2008

Based upon the provisions of SFAS 123R, the Company has recorded compensation expense of $60,090 and $80,117 in the three- and nine-month periods ended September 30, 2006, respectively, associated with the SUAs.  This compensation expense assumes that all performance objectives will be achieved which, in the judgment of management, is the probable outcome  based upon operating results through September 30, 2006.

Stock Purchase Plan

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan, which provides that all employees of the Company – who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period – are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld for the purchase of the Company’s common stock at 95% of the market value of the common stock on the last day of the offering period.  The offering periods are from January 1 through June 30 and from July 1 through December 31 of each calendar year.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  Through September 30, 2006, there were 298,328 shares issued under this Plan.

Director Plans

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full the date of the grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  During the first nine months of 2006, no options were granted, 10,000 options were exercised, and 10,000 options expired under the 1993 Director Plan.  At September 30, 2006, there were 20,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock.    On June 2, 2004, the Company amended the Plan to increase the allowable amount to 725,000 shares.  These options become exercisable in full at the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was frozen; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  During the first nine months of 2006,  49,877 options were granted,  152,164 options were exercised, and no options were cancelled under the 1998 Director Plan.  At September 30, 2006, there were 404,184 options outstanding under the 1998 Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price
Outstanding December 31, 2003	1,136,170	$1.88
Granted	214,167	2.74
Exercised	(118,800)	2.04
Cancelled or expired	(56,000)	3.08
Outstanding December 31, 2004	1,175,537	$1.97
Granted	305,759	3.08
Exercised	(86,875)	1.51
Cancelled or expired	(18,875)	3.20
Outstanding December 31, 2005	1,375,546	$2.23
Granted	59,877	5.94
Exercised	(242,614)	2.12
Cancelled or expired	(10,000)	6.13
Outstanding September 30, 2006	1,182,809	$2.40

There were 1,071,309 exercisable options as of September 30, 2006.

During the nine months ended September 30, 2006, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $841,775, and the total amount of consideration received from the exercise of these options was $514,634.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of September 30, 2006:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 9/30/06	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 9/30/06	Weighted average exercise price
$0.00 - $0.99	58,625	4.6	$0.81	58,625	$0.81
$1.00 - $1.99	401,892	5.0	1.25	386,517	1.24
$2.00 - $2.99	349,684	6.3	2.50	349,684	2.50
$3.00 - $3.99	295,231	5.7	3.35	209,106	3.33
$4.00 - $4.99	17,500	1.2	4.18	17,500	4.18
$5.00 - $5.99	10,000	5.0	5.31	—	—
$6.00 - $6.99	49,877	9.7	6.07	49,877	6.07
	1,182,809	5.7	$2.40	1,071,309	$2.31

The total grant date fair value of stock options that vested during the nine months ended September 30, 2006 was approximately $669,000 with a weighted average remaining contractual term of approximately 6 years.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through September 30, 2006 vest:

	Options	Common Stock	Restricted Stock Units	Total
2006	$28,858	20,750	60,082	$109,690
2007	$97,312	0	240,328	$337,640
2008	$80,812	0	240,328	$321,140
2009	$22,523	0	192,458	$214,981
2010	$3,633	—	72,294	$75,927
	$233,138	20,750	805,490	$1,059,378

(4)                      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	30-Sep-06	31-Dec-05
Raw materials	$4,066,612	$4,487,659
Work-in-process	356,072	370,106
Finished goods	2,027,500	1,845,981
Reserves	$(489,692)	$(262,154)
Total inventory	$5,960,492	$6,441,592

(5)       Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended		Nine Months Ended
	30-Sep-06	30-Sep-05	30-Sep-06	30-Sep-05
Weighted average common shares outstanding, basic	5,097,647	4,820,335	4,984,237	4,794,015
Weighted average common equivalent shares due to dilutive equity securities	623,967	—	461,439	493,782
Weighted average common shares outstanding, diluted	5,721,614	4,820,335	5,445,676	5,287,797

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

Inter-segment transactions are uncommon and not material.  Therefore, they have not been separately reflected in the financial table below.  The totals of the reportable segments’ revenues and net income agree with the Company’s comparable amount contained in the interim financial statements.  Revenues from customers outside of the United States are not material.  One customer in the Component Products group comprised 18% of the Company’s consolidated revenues during the nine-month period ended September 30, 2006.  All of the Company’s assets are located in the United States.

	Three Months Ended 9/30/06			Three Months Ended 9/30/05
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$8,797,410	$12,939,697	$21,737,107	$8,671,845	$12,977,422	$21,649,267
Net income	342,652	52,863	395,515	356,753	(505,284)	(148,531)

	Nine Months Ended 9/30/06			Nine Months Ended 9/30/05
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$27,653,995	$42,757,800	$70,411,795	$26,128,994	$34,629,966	$60,758,960
Net income	729,809	939,844	1,669,653	982,727	(731,667)	251,060

(7)                    Indebtedness

As a component of consolidating UDT’s assets, the Company included $175,738 in cash.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

On February 28, 2003, the Company obtained a credit facility, which has been amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that  is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under the revolving credit  facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  For example, as of September 30, 2006, based upon revolving credit facility borrowings outstanding of  $2.0 million and collateral levels, the Company had availability of $11.4 million of additional credit under this facility.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1.0% to 1.5%, depending upon Company operating performance.  All borrowings at September 30, 2006 had interest computed at Prime or LIBOR plus 1.0%.  Under the amended credit facility, the Company is subject to certain financial covenants including  maximum capital expenditures and minimum fixed charge coverage.  As of September 30, 2006, the Company was in compliance with all of these covenants.  The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011.  At September 30, 2006, the interest rate on these facilities ranged from 6.3% to 8.3%.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313 is included within long-term debt in the Consolidated Financial Statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At September 30, 2006, the outstanding balance was $397,162 and the interest rate was approximately 8.0%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also had capital lease obligations of approximately $3.2 million at September 30, 2006.  At September 30, 2006, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $3.7 million.

On June 30, 2006, the Company entered into two new capital lease agreements, which were used to consolidate existing leases.  The first is a $1,069,000 lease with a five-year term and the second is a $290,000 lease with a three-year term.  Interest rates on these facilities are fixed at approximately 7.7%.

The Company has book overdrafts of approximately $1,580,000 and $2,507,000 at September 30, 2006 and December 31, 2005 respectively. The Company classifies book overdrafts within Accounts Payable on its Consolidated Balance Sheets.

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

(8)                    Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In accordance with the provisions of FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company has consolidated the financial statements of UDT beginning at December 31, 2003, because it has determined that UDT is a variable interest entity (“VIE”) pursuant to Paragraph 5.a of FIN 46R, and the Company is the primary beneficiary.  Prior to December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.  As a result of consolidating UDT, total assets and total liabilities and equity of the Company increased by $1,045,000 and $1,088,000 as of September 30, 2006 and December 31, 2005, respectively.

(9)                    Acquisition

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

The $95 million revenue value of the automotive contract is an estimate, based on the automotive supplier’s projected needs.  The Company cannot guarantee that it will fully benefit from this contract, which is terminable by the automotive supplier for any reason, subject to a cancellation charge that includes, among others, a provision whereby the customer will reimburse the Company for its total capital investment less any depreciation taken.  The Company’s revenues from this contract are directly dependent on the ability of the automotive supplier to develop, market, and sell its products in a timely, cost-effective manner.  If the automotive supplier’s needs decrease over the course of the contract, the Company’s estimated revenues from this contract may also decrease.  Even if the Company generates revenue from the project, the Company cannot guarantee that the project will be profitable, particularly if revenues from the contract are less than expected.  Manufacturing companies often take advantage of lower volume summer months to shut down production to service machinery and tools.  This is even more common in the automotive industry where many companies, like this supplier, historically have shut down their operations for a portion of the month of July.  The Company expects this practice to continue.  To the extent our customers choose to shut down their operations, for these or other reasons, the Company’s quarterly operating results could fluctuate and be materially, adversely affected. Other examples of these risks, uncertainties, and other factors include, without limitation, the following: risks associated with the identification of suitable acquisition candidates and the successful, efficient execution and integration of such acquisitions, the ability of the Company to achieve positive results due to competition, decisions by customers to cancel or defer orders for its products that previously had been accepted, recent increases and possible further increases in the cost of the Company’s raw materials and energy that the Company may not be able to pass through to its customers, other economic conditions that affect sales of the products of the Company’s packaging customers,  the ability of the Company to obtain new customers, evolving customer requirements, difficulties associated with the roll out of new products, the costs of compliance with Sarbanes-Oxley related requirements and general economic and industry conditions and other factors.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  All of the forward-looking statements are qualified in their entirety by reference to the risk factors and other disclaimers described in the Company’s filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

During 2005 the Company absorbed costs associated with the launch of several new programs in its automotive operations in Michigan as well as in its large, estimated $95 million program in the Southeast that caused significant losses in its automotive business unit.  These costs were in the form of higher than anticipated scrap rates and additional direct labor requirements that, combined, caused significant losses in this business unit.  However, robust demand in the remaining markets that the Company serves generated sufficient profits to more than absorb these losses.  Particularly strong demand for product was in the military and medical markets.  The high scrap rates and excessive direct labor improved dramatically by year-end and throughout the nine-month period ended September 30, 2006.  Accordingly, operating results within the automotive business unit were materially better in the first nine months of 2006.

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

Sales:

Net sales for the three-month period ended September 30, 2006 were $21.7 million, slightly higher than sales of $21.6 million in the same period last year.  Net sales for the nine-month period ended September 30, 2006 were $70.4 million or 15.9 % above net sales of $60.8 million in the same period last year.  The relatively flat sales for the three-month period ended September 30, 2006 are primarily due to lower sales to the automotive market caused by more shut-downs in July as well as generally soft demand in Michigan (Component Products segment).  The increase in sales for the nine-month period ended September 30, 2006 is primarily a result of increased sales volume from the new automotive contract in the southeast (Component Products segment) and increased sales to the Aerospace and Defense and Medical markets (Component Products segment).

Gross Profit:

Gross profit as a percentage of sales (gross margin) increased to 19.2% and 20.4% for the three- and nine-month periods ended September 30, 2006, from 14.3% and 17.8% in the same respective periods last year. The improvement in gross margin for both the three- and nine-month periods ended September 30, 2006 is primarily due to reduced scrap rates and labor costs in the Company’s Michigan based automotive operations.  Both of these costs were excessive in the three and nine-month periods ended September 30, 2005 as a result of the launching of several new sunshade programs during the third quarter of 2005.  The improvement in gross margin for the nine-month period ended

September 30, 2006 was partially offset by the absence in the current year of a gain recorded in the first quarter of 2005 on the settlement of an insurance claim, which resulted in a net gain of approximately $229,000 on a consolidated basis.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $3.3 million or 15.2% of net sales for the three-month period ended September 30, 2006, compared to $3.1 million or 14.2% of net sales in the same period last year.  SG&A expenses for the three-month period ended September 30, 2006 increased 7.3% over the same period in 2005.  SG&A expenses were $10.8 million or 15.4% of net sales for the nine-month period ended September 30, 2006, compared to $9.5 million or 15.6% of net sales in the same period last year.  SG&A expenses for the nine-month period ended September 30, 2006 increased 14.0% over the same period in 2005. The increase in SG&A as a percentage of sales for the three-month period ended September 30, 2006 is primarily due to rising SG&A costs measured against flat sales.  The decline in SG&A as a percentage of sales for the nine-month period ended September 30, 2006 is primarily due to higher sales partially offset by rising SG&A costs.  The increase in SG&A expenses for both periods is primarily due to increased expenses associated with the new automotive program in the southeast, increased sales and marketing expenses including higher sales commissions, and increased public company compliance expenses.  In addition, SG&A expense includes approximately $349,000 of share-based compensation expense for the nine-month period ended September 30, 2006, recorded in accordance with the provisions of FAS 123R.

Other Expenses:

Minority interest earnings were approximately $26,000 and $86,000 for the three- and nine-month periods ended September 30, 2006, compared to approximately $22,000 and $256,000 in the same respective periods last year.  The decrease in minority interest earnings for the nine-month period ended September 30, 2006 is primarily due to a gain recorded on the books of United Development Company Limited (“UDT”) during the first quarter of 2005 for the settlement of an insurance claim associated with property damage sustained in the Company’s Kissimmee, Florida manufacturing plant from Hurricane Charley in August, 2004.  Because the Company owns 26% of UDT, the remaining 74% of the gain recorded is eliminated through minority interest.

Interest expense for the three-month period ended September 30, 2006 decreased to approximately $219,000 from approximately $261,000 in the same period last year.  Interest expense for the nine-month period ended September 30, 2006 increased to approximately $759,000 from approximately $727,000 in the same period last year. The decline in interest expense for the three-month period ended September 30, 2006 is primarily due to lower average debt.  The increase in interest expense for the nine-month period ended September 30, 2006 is primarily due to rising interest rates, partially offset by lower average debt.

The Company recorded a tax expense of approximately 38% of pre-tax income for the three- and nine-month periods ended September 30, 2006 and 2005.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At September 30, 2006 and December 31, 2005, the Company’s working capital was approximately $6.3 million and $3.3 million, respectively.  The improvement in working capital for the nine-month period ended September 30, 2006 is primarily due to the pay-down of short-term notes payable from improved profitability.   As a component of consolidating UDT’s assets, the Company included $175,738 in cash at September 30, 2006.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

Net cash provided by operations for the nine-month periods ended September 30, 2006 and 2005 was approximately $8.5 million and $1.6 million, respectively.  The increase in cash provided by operations was primarily attributable to increased earnings, decreases in accounts receivable and inventory, and increased accrued expenses partially offset by decreases in accounts payable.  Cash used in investing activities during the nine-month period ended September 30, 2006 was approximately $1.2 million, which primarily was the result of additions to property, plant and equipment, and the purchase of substantially all the assets of Stephen Packaging Corporation.  The capital expenditures were primarily related to the additions of manufacturing equipment.

On February 28, 2003, the Company obtained a credit facility, which has been amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that  is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under the revolving credit  facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  For example, as of September 30, 2006, based upon revolving credit facility borrowings outstanding of  $2.0 million and collateral levels, the Company had availability of $11.4 million of additional credit under this facility.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1.0% to 1.5%, depending upon Company operating performance.  All borrowings at September 30, 2006 had interest computed at Prime or LIBOR plus 1.0%.  Under the amended credit facility, the Company is subject to certain financial covenants including  maximum capital expenditures and minimum fixed charge coverage.  As of September 30, 2006, the Company was in compliance with all of these covenants.  The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011.  At September 30, 2006, the interest rate on these facilities ranged from 6.3% to 8.3%.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313 is included within long-term debt in the Consolidated Financial Statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013 due on December 4, 2006.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At September 30, 2006, the outstanding balance was $397,162 and the interest rate was approximately 8.0%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

The Company also had capital lease obligations of approximately $3.2 million at September 30, 2006.  At September 30, 2006, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $3.7 million.

On June 30, 2006, the Company entered into two new capital lease agreements, which were used to consolidate existing leases.  The first is a $1,069,000 lease with a five-year term and the second is a $290,000 lease with a three-year term.  Interest rates on these facilities are fixed at approximately 7.7%.

The Company has book overdrafts of approximately $1,580,000 and $2,507,000 at September 30, 2006 and December 31, 2005 respectively. The Company classifies book overdrafts within Accounts Payable on its Consolidated Balance Sheets.

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

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements:

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at September 30, 2006, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loans	Mortgages	Debt Interest	Supplemental Retirement Plan	Total
2006	453,910	154,205	131,642	436,162	149,684	31,815	$1,357,418
2007	1,579,285	703,825	526,571	156,000	520,756	155,750	$3,642,187
2008	614,506	715,153	526,571	156,000	424,185	155,750	$2,592,165
2009	405,915	706,728	526,571	156,000	326,277	154,250	$2,275,741
2010 & thereafter	1,626,249	928,186	1,535,836	1,703,000	776,259	198,215	$6,767,745
	$4,679,865	$3,208,097	$3,247,191	$2,607,162	$2,197,161	$695,780	$16,635,256

Payments on the United Development Company Limited mortgage note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the year ended December 31, 2005 and through the first nine months of 2006, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:                                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At September 30, 2006, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

A limited number of customers typically represent a significant percentage of our revenues in any given year.  Our top ten customers based on revenues represented, in the aggregate, approximately 36%, 46%, and 42% in 2004, 2005, and the first nine months of 2006, respectively, of our total revenues.  For example, during the fourth quarter of 2004, we launched our new $95 million automotive program.  This program accounted for approximately 26% and 30% of our Component Products segment sales and approximately 15% and 18% of our total sales in 2005 and the first nine months of 2006, respectively.  Based on our current sales forecasts, we expect this program to account for significant portions of our overall sales over the next 6 years.  However, we cannot guarantee that we will realize the full potential value of this program.  The program relies upon a contract that is terminable by the customer for any reason, subject to a cancellation charge.  If the customer’s needs decrease over the course of the contract, our estimated revenues from this contract may also decrease.  Even if we generate revenue from the project, we cannot guarantee that the project will be profitable, particularly if revenues from the contract are less than expected.  Moreover, automotive suppliers like this customer often take advantage of lower volume in the summer to shut down production to service machinery and tools, typically during a portion of the month of July.  The Company expects this practice to continue.  This could cause our quarterly operating results to fluctuate and have a material adverse effect on our business and financial results.  Our revenues are directly depending on the ability of our customers to develop, market, and sell their products in a timely, cost-effective manner.  The loss of a significant portion of our expected future sales to any of our large customers would, and a material adverse change in the financial condition of these customers could, have a material adverse effect on our business, financial condition and financial results.

ITEM 6:                                                    EXHIBITS

The following exhibits are included herein:

Exhibit No.	Description

10.41	Executive Nonqualified Excess Plan *
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGISTRANT

November 13, 2006	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly
President, Chief Executive
Officer and Director

November 13, 2006	/s/ Ronald J. Lataille
Date	Ronald J. Lataille
Vice President,
Chief Financial Officer & Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10.41	Executive Nonqualified Excess Plan *
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan, contract, or arrangement.