Form 10-K
period 2006-12-31
UFP TECHNOLOGIES INC
filed 2007-03-27
CIK 914156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number:  001-12648

UFP Technologies, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	04-2314970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

172 East Main Street, Georgetown, Massachusetts — USA	01833-2107
(Address of principal executive offices)	(Zip Code)

(978) 352-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market L.L.C.
Preferred Share Purchase Rights	The NASDAQ Stock Market L.L.C.

                        Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $20,646,007, based on the closing price of $6.01 on that date as reported on the Nasdaq Capital Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2007
Common Stock, $0.01 par value per share	5,186,593 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

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

Marketing and Sales

The Company markets and sells its packaging and specialty products in the United States principally through direct regional sales forces comprised of skilled engineers. The Company also uses independent manufacturer representatives to sell its products. The Company’s sales engineers collaborate with customers and the Company’s design and manufacturing experts to develop custom engineered solutions on a cost-effective basis. The Company also markets its products through attendance by in-house market specialists at trade shows and expositions.  The Company markets a line of products to the health and beauty industry, primarily through distributors.  The Company believes that its sales are somewhat seasonal, with increased sales in the second and fourth quarters.

The top two customers in the Company’s Component Products segment, Recticel Interiors North America and Inalfa Roof Systems, comprise 30% and 11%, respectively, of that segment’s total sales and 18% and 7%, respectively, of the Company’s total sales for the year ended December 31, 2006.  The loss of Recticel or Inalfa as a customer would have a material adverse effect on the Company.  No one customer accounted for more than 10% of the Packaging segment sales for the year ended December 31, 2006.

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

The Company has four U.S. patents relating to its molded fiber technology (including certain proprietary machine designs), and has patents with respect to such technology in certain foreign countries. The Company also has a total of twelve U.S. patents relating to technologies including foam and packaging, rubber mat, patterned nail file, and superforming process technologies.

There can be no assurance that any patent or patent application of the Company will provide significant protection for the Company’s products and technology, or will not be challenged or circumvented by others.  The expiration dates for the Company’s patents range from 2008 through 2024.

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

Backlog

The Company’s backlog, as of February 16, 2007 and February 17, 2006, totaled approximately $7.1 million and $6.4 million, respectively, for the Packaging segment, and $25.3 million and $23.6 million, respectively, for the Component Products segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty.  The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period.

Employees

As of February 8, 2007,  the Company had a total of 531 full-time employees (as compared to 533 full-time employees as of February 8, 2006), with 274 full-time employees in the Component Products segment (13 in engineering, 219 in manufacturing operations, 16 in marketing, sales and support services, and 26 in general and administration) and 257 full-time employees in the Packaging segment (12 in engineering, 206 in manufacturing, 21 in marketing, sales and support services, and 18 in general and administration).  The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

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

A limited number of customers typically represent a significant percentage of our revenues in any given year.  Our top ten customers based on revenues represented, in the aggregate, approximately 44% and 46% in 2006 and 2005, respectively, of our total revenues.  For example, during the fourth quarter of 2004, we launched our new $95 million automotive program.  This program accounted for approximately 30% and 26%, respectively, of our Component Products segment’s sales and approximately 18% and 15%, respectively, of our total sales in 2006 and 2005.  Based on our current sales forecasts, we expect this program to account for significant portions of our overall sales over the next 5 to 6 years.  However, we cannot guarantee that we will realize the full potential value of this program.  The program relies upon a contract that is terminable by the customer for any reason, subject to a cancellation charge.  If the customer’s needs decrease over the course of the contract, our estimated revenues from this contract may also decrease.  Even if we generate revenue from the project, we cannot guarantee that the project will be profitable, particularly if revenues from the contract are less than expected.  Moreover, automotive suppliers like this customer often take advantage of lower volume in the summer to shut down production to service machinery and tools, typically during a portion of the month of July.  We expect this practice to continue.  This could cause our quarterly operating results to fluctuate and have a material adverse effect on our business and financial results.  Our revenues are directly dependent on the ability of our customers,  to develop, market, and sell their products in a timely, cost-effective manner.  The loss of a significant portion of our expected future sales to any of our large customers would, and a material adverse change in the financial condition of any of these customers could, have a material adverse effect on our business, financial condition and financial results.

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

We use electricity and natural gas at our manufacturing facilities and to operate our equipment. Over the past three years, prices for electricity and natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, or a natural disaster such as the recent hurricanes and related flooding in the oil producing region of the Gulf Coast of the United States, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally as well as an increase in cost of our raw materials, of which many are petroleum based.  In addition, increased energy costs negatively impact our freight costs due to higher fuel prices.  Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a material adverse effect upon our business and results of operations.

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

Based on information made available to us, we believe that our executive officers, directors and their affiliates collectively beneficially own approximately 32% of our outstanding shares of common stock as of June 30, 2006.  As a result, those stockholders may, if acting together, control or exert substantial influence over actions requiring stockholders’ approval, including elections of our directors, amendments to our certificate of incorporation, mergers, sales of assets or other business acquisitions or dispositions.

If we do not generate sufficient cash flow from operations, we may be unable to service our debt obligations.

We have established a credit facility with a commercial lender, under which approximately $5.3 million was outstanding as of December 31, 2006.  If we are unable to generate sufficient cash flow from operations in the future, we may be unable to pay principal or interest on our borrowings when due and may be required to refinance all or a portion of our existing debt or to obtain additional financing.  We cannot guarantee that we could obtain any additional financing on favorable terms, if at all.

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

ITEM 2.  PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts(2)	57,600	(owned by the Company)	Headquarters, fabrication, molding, test lab, clean-room, and engineering for Component Products segment
Decatur, Alabama(1), (2)	47,250	12/31/11	Fabrication and engineering for Packaging segment
Decatur, Alabama	14,000	10/31/07	Warehousing and fabrication for Packaging segment
Kissimmee, Florida(1), (2)	49,400	12/31/11	Fabrication, molding, test lab, and engineering for Packaging segment
Miami, Florida	7,000	11/30/09	Warehousing and fabrication for Packaging segment.
Haverhill, Massachusetts	48,772	2/28/08	Flame lamination for Component Products segment
Raritan, New Jersey	67,125	2/28/08	Fabrication, molding, test lab, clean-room, and engineering for Packaging segment
Clinton, Iowa	30,000	12/31/14	Molded fiber operations for Packaging segment
Clinton, Iowa	62,000	2/28/15	Molded fiber operations for Packaging segment
Addison, Illinois	45,000	07/31/08	Fabrication and engineering for Packaging segment
Ventura, California	48,300	month-to-month	Fabrication and engineering for Component Products segment
Atlanta, Georgia	47,000	04/30/11	Fabrication and engineering for Component Products segment
Macomb Township, Michigan	70,703	12/31/07	Fabrication and engineering for Component Products segment
El Paso, Texas	24,698	3/31/07	Warehousing and fabrication for Packaging segment

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

From July 8, 1996 until April 18, 2001, the Company’s Common Stock was listed on the Nasdaq National Market under the symbol “UFPT.”  Since April 19, 2001, the Company’s Common Stock has been listed on the Nasdaq Capital Market (formerly known as the Nasdaq Small Cap Market).  The following table sets forth the range of high and low quotations for the Common Stock as reported by Nasdaq for the quarterly periods from January 1, 2005 to December 31, 2006:

Fiscal Year Ended December 31, 2005	High	Low
First Quarter	$6.39	$3.11
Second Quarter	5.88	2.94
Third Quarter	4.25	3.25
Fourth Quarter	3.65	2.17

Fiscal Year Ended December 31, 2006	High	Low
First Quarter	$3.70	$2.22
Second Quarter	7.69	3.08
Third Quarter	7.99	4.88
Fourth Quarter	5.76	4.15

Number of Stockholders

As of February 15, 2007, there were 104 holders of record of the Company’s Common Stock.

Due to the fact that many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2006, although prior to becoming a public company in December 1993, the Company had from time to time paid cash dividends on its capital stock. The Company presently intends to retain all of its earnings to provide funds for the operation of its business, although it would consider paying cash dividends in the future.  The Company’s ability to pay dividends is subject to approval by its principal lending institution.

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

Each of these plans and their amendments have been approved by the Company’s stockholders.

Summary plan information as of December 31, 2006 is as follows:

	Number of shares of UFPT common stock to be issued (1)	Weighted average exercise price of outstanding options	Number of shares of UFPT common stock remaining available for future issuance
1993 Employee Plan	731,875	$2.18	315,043
1993 Director Plan	20,000	4.13	0
1998 Director Plan	404,184	2.71	168,652
Total Option Plans	1,156,059	$2.40	483,695

1998 Employee Stock Purchase Plan	0	0	101,672
2003 Equity Incentive Plan	144,000	0	164,834
Total All Stock Plans	1,300,059	0	750,201

(1)             Will be issued upon exercise of outstanding options or vesting of stock unit awards.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2006, is derived from the audited consolidated financial statements of the Company.  The consolidated financial statements for fiscal years 2004, 2003, and 2002 were audited by PricewaterhouseCoopers LLP.  The data should be read in conjunction with the consolidated financial statements and the related notes included in this report, and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data
	Years Ended December 31
Consolidated statement of operations data:(1)	2006 (2)	2005 (2)	2004 (2)	2003 (3)(2)(4)	2002 (5)(4)
	(in thousands, except per share data)
Net sales	$93,749	83,962	68,624	60,902	61,189
Gross profit	19,237	14,601	13,971	10,724	12,105
Operating income (loss)	5,054	2,171	2,144	(1,508)	466
Net income (loss)	2,515	659	871	(1,516)	(234)
Diluted earnings (loss) per share	$0.45	0.14	0.17	(0.34)	(0.05)
Weighted average number of diluted shares outstanding	5,571	5,261	4,995	4,490	4,343

	Years Ended December 31
Consolidated balance sheet data:(1)	2006(2)	2005(2)	2004(2)	2003(2)	2002
	(in thousands)
Working capital	$8,236	3,321	1,431	1,209	1,540
Total assets	39,037	44,000	39,632	36,749	35,383
Short-term debt and capital lease obligations	1,767	9,716	9,484	8,173	7,169
Long-term debt and capital lease obligations, excluding current portion	6,921	7,650	7,497	8,119	6,851
Total liabilities	20,412	29,239	25,846	24,058	21,332
Stockholders’ equity	$18,625	14,761	13,787	12,691	14,050

(1)             See Note 18 to the Consolidated Financial Statements for segment information.

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

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s consolidated statements of operations:

	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	79.5	82.6	79.6
Gross profit	20.5	17.4	20.4
Selling, general and administrative expenses	15.1	14.8	17.7
Restructuring charge	0	0	(0.4)
Operating income (loss)	5.4	2.6	3.1
Total other expenses, net	1.1	1.6	1.1
Income (loss) before income taxes	4.3	1.0	2.0
Expense (benefit) for income taxes	1.6	0.2	0.7
Net income (loss)	2.7	0.8	1.3

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics and fiber products.  The Company serves a myriad of markets, but specifically targets opportunities in the automotive, computers and electronics, medical, aerospace and defense, industrial, and consumer markets.

During 2005 the Company absorbed costs associated with the launch of several new programs in its automotive operations in Michigan as well as in its large, estimated $95 million program in the Southeast that caused significant losses in its automotive business unit.  These costs were in the form of higher than anticipated scrap rates and additional direct labor requirements that, combined, caused significant losses in this business unit.  In 2006, the Company enjoyed materially better results in its automotive business unit.  However, the automotive market remains very challenging with orders often below customer forecasts and pressure from customers to reduce prices.

During 2005, the Company was faced with significant raw material price increases and, in some cases, shortages due to high oil and natural gas prices, Asian demand for the same raw materials and the impact of Hurricanes Katrina and Rita on petrochemical plants along the Gulf coast.  The majority of raw materials used by the Company—polyurethane and polyethylene foams—utilize petroleum based resins in their production.  In 2006, prices have stabilized and, in some cases, were lower.

During 2006 demand remained strong from customers in the aerospace and defense and medical industries.  Military efforts in Iraq and elsewhere have created demand for molded uniform and gear components from the Company’s Component Products division.  The aging population needing more medical care has kept demand high for medical packaging products, medical device components, dental products and orthopedic components.  The strong demand from customers in these markets, coupled with increased sales from the large automotive contract, generated record sales for the Company in 2006.

2006 Compared to 2005

The Company’s net sales increased 11.7 % to $93.7 million for the year ended December 31, 2006, from $84 million in 2005.  Component Product sales increased 15.8% to $55.8 million in 2006 from $48.2 million in 2005.  The increase in sales is primarily due to increased sales from recently launched automotive programs as well as strong demand from customers in the medical and military markets.  Packaging sales increased 6.4% to $38.0 million in 2006 from $35.7 million in 2005.  The increase in sales is primarily due to stronger demand for electronics packaging products and fiber packaging.

Gross profit as a percentage of sales (“Gross Margin”) increased to 20.5% in 2006 from 17.4% in 2005.  The improvement in gross margin is primarily attributable to the fixed portion of labor and overhead measured against higher sales in both the Component Product and Packaging segments and the reduction in labor from 2005 when the Company incurred excess labor associated with the launch of several automotive programs.  The material portion of cost-of-sales was slightly higher as a percent of sales in 2006 due primarily to the new automotive programs comprising a higher portion of sales.

Selling, General and Administrative Expenses (“SG&A”) increased 14.1% to $14.2 million for the year ended December 31, 2006 from $12.4 million in 2005.  As a percentage of sales, SG&A was 15.1% and 14.8% in the years ended December 31, 2006 and 2005, respectively.  The increase in SG&A spending is primarily attributable to equity based compensation resulting from the implementation of SFAS 123 (R) (Component Product and Packaging segments), increased corporate governance and compliance costs (Component Product and Packaging segments) and incremental SG&A within the automotive business unit (Component Product segment).

Interest expense decreased to $964,000 for the year ended December 31, 2006, from approximately $1,041,000 in 2005.  The decrease in interest expense is primarily attributable to lower average borrowings partially offset by the impact of higher interest rates.

The Company recorded income tax expense of 37% and 24% for the years ended December 31, 2006 and 2005, respectively.  The low effective tax rate for 2005 reflects research and development tax credits taken on the Company’s tax returns. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets will be realized, and has not recorded a tax valuation allowance at December 31, 2006.  The Company expects to utilize a significant amount of its federal NOLs when it prepares its 2006 tax returns.  The Company will continue to assess the realizability of deferred tax assets created by recording tax benefits on operating losses and, where appropriate, record a valuation allowance against these assets.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

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

As of December 31, 2006 and 2005, working capital was $8,236,000 and $3,321,000, respectively.  The increase in working capital is primarily attributable to the lower amount outstanding on the revolving credit facility of approximately $8.0, lower accounts payable balances of approximately $1.4 million and higher cash balances of approximately $750,000 partially offset by lower accounts receivable of approximately $3.7 million due to strong collection efforts and increased accrued expenses of approximately $1.3 million.  Cash provided from operations was $12.1 million and $1.0 million in 2006 and 2005, respectively.  The primary reason for the increase in cash generated from operations in 2006 is stronger earnings and the large reduction in accounts receivables.  Net cash used in investing activities in 2006 was approximately $1.8 million and was used primarily for the acquisition of new manufacturing equipment.  In 2006, the Company spent approximately $300,000 for the acquisition of significantly all of the assets of Stephen Packaging.

On February 28, 2003, the Company obtained a credit facility, which has been amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that  is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under the revolving credit  facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  For example, as of December 31, 2006, based upon no revolving credit facility borrowings outstanding and collateral levels, the Company had availability of $12.3 million of credit under this facility.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1.0% to 1.5%, depending upon Company performance.  All borrowings at December 31, 2006 had interest computed at Prime or LIBOR plus 1.0%.  Under the amended credit facility, the Company is subject to certain financial covenants including maximum capital expenditures and minimum fixed charge coverage.  As of December 31, 2006, the Company was in compliance with all of these covenants.  The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011.  At December 31, 2006, the interest rate on these facilities ranged from 6.4% to 8.25%.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt in the consolidated financial statements.  The note calls for fifty principal payments of $3,406 and one payment of $388,967 due on March 4, 2007.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At December 31, 2006, the outstanding balance was $395,779.  At December 31, 2006, the interest rate was approximately 8.1%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

In addition to the above credit facilities, the Company has capital lease debt of $3,006,063 as of December 31, 2006.  These loans are secured by specific manufacturing equipment used by the Company and have remaining lives ranging from one to six years and bear interest at rates ranging from 6.4% to 10%.

The Company has no significant capital commitments in 2007, but plans on adding capacity to enhance operating efficiencies in its manufacturing plants.  The Company may consider the acquisition of companies, technologies or products in 2007, which are complementary to its business.  The Company believes that its existing resources, including its revolving credit facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the end of 2007.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the Company’s contractual obligations at December 31, 2006, and the effect such obligations are expected to have on its cash flow in future periods:

Payments	Operating	Capital	Term	Mortgage	UDT	Debt	Supplemental
due in:	Leases	Leases	Loans	Loan	Mortgage	Interest	Retirement	Total
2007	1,645,615	688,991	526,572	156,000	395,779	516,673	244,000	$4,173,630
2008	684,816	704,408	526,572	156,000	—	421,661	108,000	$2,601,457
2009	473,895	702,765	526,572	156,000	—	324,945	104,000	$2,288,177
2010	405,915	671,839	526,572	156,000	—	230,564	101,000	$2,091,890
2011 & thereafter	1,220,334	238,060	1,009,260	1,547,000	—	543,781	381,000	$4,939,435
	$4,430,575	$3,006,063	$3,115,548	$2,171,000	$395,779	$2,037,624	$938,000	$16,094,589

Payments on the United Development Company Limited note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the year ended December 31, 2006, it cannot guarantee that its operations will generate cash in future periods.

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

Long-Lived Assets and Intangible Assets

The Company reviews long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Goodwill is reviewed at least annually for impairment.  Beginning in 2005, the Company changed its annual goodwill impairment testing date from the second quarter to the fourth quarter of its fiscal year.  The Company believes this new accounting method is preferable, since more complete and accurate information to assess goodwill for impairment is available in the fourth quarter, including actual financial performance to date and information relative to the carrying value of assets.  There is no financial impact as of the year ended December 31, 2006, or on any prior periods, as a result of this change in accounting method.  Recoverability of long-lived assets and definite lived intangible assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount.  If the operation is determined to be unable to recover the carrying amount of its assets, then long-lived assets are written down to fair value.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.  Recoverability of goodwill is determined under a two-step process as described in SFAS 142.  The fair value of reporting units determined under step one is also based on a discounted cash flow model.  At December 31, 2006, no impairment has been identified.  Forecasted cash flows are based upon numerous assumptions used by management, such as revenue growth, margins and asset management.  For purposes of this analysis, the Company reviews its internal forecasts and external data.  The external data consist of data available from customer and competitor commentary, and industry forecasts of future revenue growth.

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

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At December 31, 2006, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has four debt instruments where interest is based upon the prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, and corporate governance

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements

Index to Consolidated Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm, Carlin, Charron & Rosen, LLP, 2006 and 2005

(a) (3)	Exhibits

	Number		Reference

	2.01	Agreement and Plan of Reorganization among the Company, Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	A-2.01**

	2.02	Agreement of Merger between Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	B-2.02**

	2.03	Merger Agreement relating to the reincorporation of the Company in Delaware.	A-2.02**

	2.04	Asset Purchase Agreement relating to the purchase of Foam Cutting Engineers, Inc.	C-2**

	2.05	Asset Purchase Agreement relating to the purchase of the assets of Pacific Foam Technologies, Inc.	D-2.05**

	2.06	Stock Purchase Agreement dated January 14, 2000, relating to the acquisition of the stock of Simco Industries, Inc.	E-2.01**

	3.01	Certificate of Incorporation of the Company, as amended.	F-3.01** G-3.01**

	3.02	Bylaws of the Company.	A-3.02**

	4.01	Specimen Certificate for shares of the Company’s Common Stock.	A-4.01**

	4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company, filed as Exhibit 3.01).	F-3.01**

4.03

Rights Agreement (including the Certificate of Designation and form of Rights Certificate attached as Exhibits A and B, respectively, thereto) between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, dated as of January 13, 1999.

H-4**

	10.01	Agreement between the Company and William H. Shaw.	A-10.08*, **

10.02	Agreement and Severance Agreement between the Company and Richard L. Bailly.	A-10.09*, **

10.03	Employee Stock Purchase Plan.	A-10.18**

10.04	1993 Combined Stock Option Plan, as amended.	I-10.19*, **

10.05	1993 Non-employee Director Stock Option Plan.	J-4.5**

10.06	Facility Lease between the Company and Raritan Associates.	A-10.22**

10.07	Facility Lease between the Company and Dana Evans d/b/a Evans Enterprises.	A-10.27**

10.08	Form of Indemnification Agreement for directors and officers of the Company.	A-10.30**

10.09	Facility Lease between the Company and Clinton Area Development Corporation.	K-10.37**

10.10	Employment Agreement with R. Jeffrey Bailly dated April 4, 1995.	L-10.37*, **

10.11	Amended 1998 Employee Stock Purchase Plan.	M**

10.12	Facility Lease between the Company and Quadrate Development, LLC	N-10.43**

10.13	Amended 1998 Director Stock Option Incentive Plan	M*, **

10.14	Amended Facility Lease between the Company and United Development Company Limited.	O-10.27**

10.15	Amended Facility Lease between the Company and United Development Company Limited.	O-10.28**

10.16	Amended Facility Lease between the Company and Ward Hill Realty Associates, LLC, successors in interest to Evans Enterprises of South Beach	P-10.30**

10.17	Credit and Security Agreement between the Company and Fleet Capital Corporation	Q-10.31**

10.18	Facility Lease between Simco Automotive Trim, Inc. and Insite Atlanta, LLC	R-10.31**
10.19	Amended Credit and Security Agreement between the Company and Fleet Capital Corporation.	S-10.33**

10.20	Facility lease between the Company and Clinton Base Company LLC	G-10.34**

10.21	Second Amendment to the Credit Agreement between the Company and Fleet Capital Corporation	T-10.35**

10.22	Third Amendment to the Credit and Security Agreement between the Company and Bank of America	U-10.37

10.23	1998 Employee Stock Purchase Plan as amended	V-10.38

10.24	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan	W-10.40

10.25	Executive Non-qualified Excess Plan	X-10.41

14.00	Code of Ethics	S-14.0**

21.01	Subsidiaries of the Company.	B-21.01**

23.01	Consent of Carlin, Charron & Rosen, LLP	Filed herewith

23.02	Consent of PricewaterhouseCoopers LLP	Filed herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

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

C.                   Incorporated by reference to the Company’s report on 8-K dated February 3, 1997.  The number set forth herein is the number of the Exhibit in said  report.

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

H                     Incorporated by reference to the Company’s report on Form 8-K dated January 13, 1999.  The number set forth herein is the number of the Exhibit in said Report.

I.                       Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1998.  The number set forth herein is the number of the Exhibit in said Quarterly Report.

J.                      Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 33-76440). The number set forth herein is the number of the Exhibit in said Registration Statement.

K.                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The number set forth herein is the number of the Exhibit in said Annual Report.

L.                    Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1995.  The number set forth herein is the number of the Exhibit in said Quarterly Report.

M.               Incorporated by reference to the Company’s Proxy Statement relating to the Company’s Annual Meeting of Stockholders on June 5, 2002.

N.                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.  The number set forth herein is the number of the Exhibit in said Annual Report.

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

Q.                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  The number set forth is the number of the exhibit in said Annual Report.

R.                   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2003.  The number set forth herein is the number of the Exhibit in said Annual Report.

S.                    Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  The number set forth is the number of the exhibit in said Annual Report.

T.                   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2004.  The number set forth herein is the number of the exhibit in said Quarterly Report.

U.                  Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.  The number set forth herein is the number of the exhibit in said annual report.

V.                   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2006.  The number set forth herein is the number of the exhibit in said quarterly report.

W.              Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2006.  The number set forth herein is the number of the exhibit in said quarterly report.

X.                  Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006.  The number set forth herein is the number of the exhibit in said quarterly report.

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

UFP TECHNOLOGIES, INC.

Date:	March 27, 2007	By:	/s/R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 27, 2007
R. Jeffrey Bailly	President, and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Vice President,	March 27, 2007
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Richard L. Bailly	Director	March 27, 2007
Richard L. Bailly

/s/ Michael J. Ross	Director	March 27, 2007
Michael J. Ross

/s/ Kenneth L. Gestal	Director	March 27, 2007
Kenneth L. Gestal

/s/ David B. Gould	Director	March 27, 2007
David B. Gould

/s/ Thomas W. Oberdorf	Director	March 27, 2007
Thomas W. Oberdorf

/s/ Marc Kozin	Director	March 27, 2007
Marc Kozin

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements and Schedule

December 31, 2006 and 2005

With Reports of Independent Registered Public Accounting Firms

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

UFP Technologies, Inc.

Georgetown, MA

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  Our audit also included the financial statement schedule for the years ended December 31, 2006 and 2005 as listed in the index at Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UFP Technologies, Inc. as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Carlin, Charron & Rosen, LLP

Westborough, Massachusetts

March 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UFP Technologies, Inc.:

In our opinion, the consolidated statement of operations, of stockholders’ equity, and of cash flows for the year ended December 31, 2004 listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of UFP Technologies, Inc., and its subsidiaries for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 listed in the index appearing under Item 15(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts

March 14, 2005

UFP TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
Assets	2006	2005
Current assets:
Cash	$1,017,122	$265,352
Receivables, net	11,628,639	15,299,748
Inventories	5,929,677	6,441,592
Prepaid expenses	766,467	791,677
Deferred income taxes	1,032,281	781,988
Total current assets	20,374,186	23,580,357
Property, plant and equipment	37,212,463	36,723,341
Less accumulated depreciation and amortization	(27,075,279)	(25,750,620)
Net property, plant and equipment	10,137,184	10,972,721
Cash surrender value of officers life insurance	157,835	140,135
Deferred income taxes	1,387,353	2,494,251
Goodwill	6,481,037	6,481,037
Other assets	499,417	331,515
Total assets	$39,037,012	$44,000,016
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$7,990,521
Current installments of long-term debt	1,078,350	1,087,030
Current installments of capital lease obligations	688,991	638,875
Accounts payable	4,620,399	6,062,841
Accrued taxes and other expenses	5,749,949	4,480,239
Total current liabilities	12,137,689	20,259,506
Long-term debt, excluding current installments	4,603,977	5,286,548
Capital lease obligations, excluding current installments	2,317,072	2,363,163
Minority interest (Note 7)	616,157	633,853
Retirement and other liabilities	737,581	695,780
Total liabilities	20,412,476	29,238,850
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,156,764 shares in 2006 and 4,828,079 shares in 2005	51,568	48,281
Additional paid-in capital	10,311,682	8,966,472
Retained earnings	8,261,286	5,746,413
Total stockholders’ equity	18,624,536	14,761,166
Total liabilities and stockholders’ equity	$39,037,012	$44,000,016

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31
	2006	2005	2004
Net sales	$93,749,239	$83,962,457	$68,624,098
Cost of sales	74,511,940	69,361,157	54,652,677
Gross profit	19,237,299	14,601,300	13,971,421
Selling, general and administrative expenses	14,183,117	12,430,515	12,107,012
Restructuring charge	—	—	(280,000)
Operating income	5,054,182	2,170,785	2,144,409
Other income (expense):
Interest expense	(963,982)	(1,041,714)	(713,651)
Equity in net income of unconsolidated partnership	15,037	12,531	12,532
Minority interest earnings	(87,298)	(305,037)	(83,358)
Other, net	(9,705)	30,734	—
Total other expense	(1,045,948)	(1,303,486)	(784,477)
Income before income tax provision	4,008,234	867,299	1,359,932
Income tax expense	1,493,361	208,208	488,671
Net income	$2,514,873	$659,091	$871,261
Net income per share:
Basic	$0.50	$0.14	$0.19
Diluted	$0.45	$0.13	$0.17
Weighted average common shares:
Basic	5,022,532	4,798,008	4,616,983
Diluted	5,571,068	5,260,569	4,994,611

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2006, 2005, and 2004

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2003	4,519,666	$45,197	$8,429,937	$4,216,061	$12,691,195
Employee Stock Purchase Plan	38,229	382	46,733	—	47,115
Stock issued in lieu of compensation	71,283	713	136,037	—	136,750
Exercise of stock options, net of shares presented for exercise	49,388	494	2,122	—	2,616
Tax benefit relating to non-qualified stock option exercise	—	—	37,659	—	37,659
Net income	—	—	—	871,261	871,261
Balance at December 31, 2004	4,678,566	$46,786	$8,652,488	$5,087,322	$13,786,596
Employee Stock Purchase Plan	16,931	169	48,416	—	48,585
Stock issued in lieu of compensation	65,472	655	239,795	—	240,450
Exercise of stock options, net of shares presented for exercise	67,110	671	25,773	—	26,444
Net income	—	—	—	659,091	659,091
Balance at December 31, 2005	4,828,079	48,281	8,966,472	5,746,413	14,761,166
Employee Stock Purchase Plan	21,148	211	47,111	—	47,322
Stock issued in lieu of compensation	54,411	544	143,703	—	144,247
Share-based compensation	—	—	459,340	—	459,340
Exercise of stock options, net of shares presented for exercise	253,126	2,532	518,189	—	520,721
Tax benefit relating to non-qualified stock option exercise	—	—	176,867	—	176,867
Net income	—	—	—	2,514,873	2,514,873
Balance at December 31, 2006	5,156,764	$51,568	$10,311,682	$8,261,286	$18,624,536

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31
	2006	2005	2004
Cash flows from operating activities:
Net income	$2,514,873	$659,091	$871,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,059,702	2,936,691	2,493,300
Equity in net income of unconsolidated affiliate and partnership	(15,038)	(12,531)	(12,532)
Minority interest	87,298	305,037	83,358
Loss on disposal of property, plant, and equipment	9,705	—	—
Restructuring charges	—	—	(280,000)
Share-based compensation	459,340
Stock issued in lieu of compensation	144,247	240,450	136,750
Deferred income taxes	856,605	(97,899)	266,438
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	3,767,676	(3,480,842)	(2,679,592)
Inventories	598,132	(1,205,360)	(823,626)
Prepaid expenses	25,210	(80,983)	(216,944)
Refundable income tax	—	—	419,658
Accounts payable	(647,048)	1,335,525	733,176
Accrued taxes and other expenses	1,269,710	495,352	444,181
Retirement and other liabilities	41,801	(84,724)	(76,188)
Cash surrender value of officers’ life insurance	(17,700)	(14,209)	(8,056)
Other assets	(61,105)	12,801	44,744
Net cash provided by operating activities	12,093,408	1,008,399	1,395,928
Cash flows from investing activities:
Additions to property, plant and equipment	(1,515,533)	(1,109,995)	(2,141,700)
Payments received on affiliated partnership	15,038	12,531	12,532
Proceeds from sale of property, plant, and equipment	30,000	—	—
Acquisition of assets of Stephen Packaging, Corp.	(309,229)	—	—
Net cash used in investing activities	(1,779,724)	(1,097,464)	(2,129,168)
Cash flows from financing activities:
Net borrowings (payments) under notes payable	(7,990,521)	67,051	1,185,758
Change in book overdrafts	(832,378)	1,061,594	300,049
Proceeds from long-term borrowings	—	731,388	768,612
Distribution to United Development Company Partners	(104,994)	(104,993)	(104,982)
Tax benefit from exercise of non-qualified stock options	176,867	—	37,659
Proceeds from sale of common stock	568,043	75,029	49,731
Principal repayment of long-term debt	(691,251)	(1,366,834)	(1,030,682)
Principal repayment of obligations under capital leases	(2,046,680)	(426,769)	(465,091)
Proceeds from refinancing capital leases	1,359,000	—	—
Net cash provided by financing activities	(9,561,914)	36,466	741,054
Net change in cash	751,770	(52,599)	7,814
Cash at beginning of year	265,352	317,951	310,137
Cash at end of year	$1,017,122	$265,352	$317,951

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(1)       Summary of Significant Accounting Policies

UFP Technologies, Inc. (“the Company”) is an innovative designer and custom converter of foams, plastics, and natural fiber products principally serving the automotive, computer and electronics, medical, aerospace and defense, consumer, and industrial markets.  The Company was incorporated in the State of Delaware in 1993.

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

(b)                     Accounts Receivable

The Company periodically reviews the collectibility of its accounts receivable.  Provisions are established for accounts that are potentially uncollectible.  Determining adequate reserves for accounts receivable requires management’s judgment.  Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2006.

(c)                      Inventories

Inventories which include material, labor, and manufacturing overhead are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory.  Provisions are established for potential obsolescence.  Determining adequate reserves for inventory obsolescence requires management’s judgment.  Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the reserve balances as of December 31, 2006.

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

(g)                     Investments in Realty Partnership

The Company has invested in Lakeshore Estates Associates, a realty limited partnership.  The Lakeshore Estates investment is stated at cost, plus or minus the Company’s proportionate share of the limited partnerships’ income or losses, less any distributions received from the limited partnership.  The Company has recognized its share of Lakeshore Estates Associates’ losses only to the extent of its original investment in, and advances to, this partnership.  The Company’s book value in this investment is zero at December 31, 2006 and 2005, respectively.

(h)                     Impairment of Long-Lived Assets

The Company reviews long-lived assets and all intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Goodwill is reviewed at least annually for impairment.  Recoverability of long-lived assets and definite lived intangible assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount.  If the operation is determined to be unable to recover the carrying amount of its assets, then long-lived assets are written down to fair value.  Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.  Recoverability of goodwill is determined under a two-step process as described in SFAS 142.  The fair value of reporting units determined under step one is also based on a discounted cash flow model.  At December 31, 2006, no impairment has been identified.  Forecasted cash flows are based upon numerous assumptions used by management, such as revenue growth, margins and asset management.  For purposes of this analysis, the Company reviews its internal forecasts and external data.  The external data consist of data available from customer and competitor commentary, and industry forecasts of future revenue growth.

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

(i)                        Goodwill and Other Intangible Assets

Goodwill and indefinite-lived intangible assets are assessed for impairment on at least an annual basis.  Beginning in 2005, the Company changed its annual goodwill impairment testing date from the second quarter to the fourth quarter of its fiscal year.  The Company believes this new accounting method is preferable, since more complete and accurate information to assess goodwill for impairment is available in the fourth quarter, including actual financial performance to date and information relative to the carrying value of assets.  There is no financial impact as of the year ended December 31, 2006, or on any prior periods, as a result of this change in accounting method.  Goodwill of a reporting unit will also be tested for impairment between annual tests if a triggering event occurs, as defined by SFAS No. 142, that could potentially reduce the fair value of the reporting unit below its carrying value.

Definite-lived intangible assets, such as patents, are amortized over their estimated useful lives, generally periods ranging from eight to fourteen years.  The Company continually evaluates the reasonableness of the useful lives of these assets.

(j)                        Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company utilizes zero balance disbursement accounts to manage its funds.  These accounts reflect negative cash balances as checks clear the banking system.  In accordance with accounting principles generally accepted in the United States of America, the negative cash book balances at the end of a period are reclassified to accounts payable.  At December 31, 2006 and 2005, the amounts reclassified were approximately $1.7 million and $2.5 million, respectively,

(k)                     Use of Estimates

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

(m)                  Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” which is an interpretation of FASB Statement 109, ”Accounting for Income Taxes.”  FIN 48 requires managements to perform a two-step evaluation of all tax positions, ensuring that these tax return positions meet the “more-likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns. The Company does not believe this pronouncement will have a material impact on its financial position or results of operations.  FIN 48 is effective for the Company’s interim period beginning January 1, 2007.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings.  The Company adopted SAB 108 during the fourth quarter of 2006. The adoption did not have a material impact on the Company’s financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 but does not believe that the adoption of SFAS 157 will have any material impact on its financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

(n)                     Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. The Company elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the periods prior to January 1, 2006 presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.  Under this application, the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS 123R and for the unvested portion of all share-based payments previously granted that remain outstanding which were based on the grant date fair value estimated in accordance with the original provisions of SFAS 123.  The Company expenses its share-based compensation on a straight line basis over the requisite service period for each award.

The provisions of SFAS 123R apply to share-based payments made through several plans, which are described below.  The compensation cost that has been charged against income for those plans is as follows:

Year Ended
31-Dec-06
Cost of sales	$—
Selling, general & administrative expense	459,340
Total share-based compensation expense	$459,340

The Company has recorded compensation expense of $116,991 for the year ended December 31, 2006 for options granted during the period.  The compensation expense was determined as the intrinsic fair market value of the options, using a lattice-based option valuation model with the assumptions noted as follows:

Expected volatility:  92.7% to 96.7%

Expected dividends:  None

Risk-free interest rate:  4.7% to 5.1%

Exercise price:  Closing price on date of grant

Imputed life:  4.0 to 8.0 years (output in lattice-based model)

The Company did not recognize compensation expense for employee stock options for the years ended December 31, 2005 and 2004, when the exercise price of the employee stock option equaled the market price of the underlying stock on the grant date.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $175,000 for the year ended December 31, 2006:

The following table illustrates the effects on net income and earnings per share for the years ended December 31, 2005 and 2004, respectively, as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee awards:

	Years Ended December 31
	2005	2004
Net income as reported	$659,091	$871,261
Total stock based compensation expense determined under fair value based method for all awards net of tax related effects	(553,109)	(519,084)
Pro forma net income	$105,982	$352,177
Basic net income per share as reported	0.14	0.19
Pro forma basic net income per share	0.02	0.08
Diluted net income per share as reported	0.13	0.17
Pro forma diluted net income per share	$0.02	$0.07

The fair value of each option grant for options granted prior to January 1, 2006 is estimated on the date of grant, using the Black Scholes option pricing model with the following assumptions:

	Years Ended
	December 31, 2005	December 31, 2004
Expected term	6.8 years	5.7 years
Volatility	84.4%	102.8%
Risk free interest rate	4.08%	3.72%
Dividend yield	0%	0%

The weighted average fair value of options granted during 2005 and 2004 was $2.39 and $2.34, respectively.

(o)                     Deferred Rent

The Company accounts for escalating rental payments on the straight line basis over the term of the lease.

(p)                     Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales.  Amounts charged to customers pertaining to these costs are included as revenue.

(2)           Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Years ended December 31
	2006	2005	2004
Interest	$1,001,382	$1,022,314	$697,651
Income taxes (refunds) — net	$368,975	$81,019	$(340,599)

Significant non-cash transactions:

	Years ended December 31
	2006	2005	2004
Property and equipment acquired under capital lease	$691,705	$1,380,615	$229,540
Tax benefit resulting from the exercise of non-qualified stock options	176,867	—	37,659
Shares presented for stock option exercises	(15,500)	(104,750)	(239,747)
Total non-cash transactions	$853,072	$1,275,865	$27,452

(3)           Receivables

Receivables consist of the following:

	December 31
	2006	2005
Accounts receivable - trade	$11,969,616	$15,864,919
Less allowance for doubtful receivables	(340,977)	(565,171)
	$11,628,639	$15,299,748

(4)           Goodwill and Other Intangible Assets

The Company completed its annual impairment test of goodwill in the fourth quarter of 2006, and determined that no goodwill was impaired.

At December 31, 2006 and December 31, 2005, the carrying value of the Company’s patents was $157,603 and $192,055, respectively, net of accumulated amortization.  Future patent amortizations for years ended December 31 will be approximately:

2007	$34,000
2008	34,000
2009	34,000
2010	34,000
2011	21,603
Thereafter	—
Total:	$157,603

(5)           Inventories

Inventories consist of the following:

	December 31
	2006	2005
Raw materials	$3,796,380	$4,487,659
Work in process	293,580	370,106
Finished goods	2,080,537	1,845,981
Reserve for obsolescense	(240,820)	(262,154)
	$5,929,677	$6,441,592

(6)           Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31
	2006	2005
Land	$409,119	$409,119
Buildings and improvements	4,537,484	4,079,714
Leasehold improvements	1,821,944	1,946,122
Equipment	28,121,833	27,389,836
Furniture and fixtures	2,026,102	2,447,820
Construction in progress - equipment/buildings	295,981	450,630
	$37,212,463	$36,723,241

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $3,003,070, $2,902,329, and $2,460,048, respectively.

(7)           Investment in and Advances to Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In compliance with FIN 46(R), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company has consolidated the financial statements of UDT as of December 31, 2003.  Prior to

December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.  As a result of consolidating UDT, both total assets and total liabilities of the Company increased by $1,061,000 at December 31, 2006.  There was no impact on net income.

(8)           Indebtedness

As a component of consolidating UDT’s assets, the Company included $196,465 in cash at December 31, 2006.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

On February 28, 2003, the Company obtained a credit facility, which has been amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that  is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under the revolving credit  facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  For example, as of December 31, 2006, based upon no revolving credit facility borrowings outstanding and collateral levels, the Company had availability of $12.3 million of credit under this facility.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1.0% to 1.5%, depending upon Company operating performance.  All borrowings at December 31, 2006 had interest computed at Prime or LIBOR plus 1.0%.  Under the amended credit facility, the Company is subject to certain financial covenants including  maximum capital expenditures and minimum fixed charge coverage.  As of December 31, 2006, the Company was in compliance with all of these covenants.  The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011.  At December 31, 2006, the interest rate on these facilities ranged from 6.4% to 8.25%.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313 is included within long-term debt in the Consolidated Financial Statements.  The note calls for fifty principal payments of $3,406 and one payment of $388,967 due on March 4, 2007.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At December 31, 2006, the outstanding balance was $395,779.  At December 31, 2006, the interest rate was approximately 8.1%.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

Long-term debt consists of the following:

	December 31
	2006	2005
Mortgage note	$2,171,000	$2,327,000
Notes payable - term loans	3,115,548	3,642,119
United Development Company mortgage	395,779	404,459

Total long-term debt	5,682,327	6,373,578
Less current installments	1,078,350	1,087,030

Long-term debt, excluding current installments	$4,603,977	$5,286,548

Aggregate maturities of long-term debt are as follows:
Year ending December 31:
2007	$1,078,350
2008	682,571
2009	682,571
2010	682,571
2011 and thereafter	2,556,264
	$5,682,327

(9)           Accrued Taxes and Other Expenses

                Accrued taxes and other expenses consist of the following:

	December 31
	2006	2005
Compensation	$1,666,949	$1,179,024
Benefits	1,464,198	846,091
Paid time off	486,680	466,946
Other	2,132,122	1,988,178
	$5,749,949	$4,480,239

(10)         Income Taxes

The Company’s income tax (benefit) provision for the years ended December 31, 2006, 2005, and 2004 consists of approximately:

	Years ended December 31
	2006	2005	2004
Current:
Federal	$160,000	$—	$76,000
State	300,000	122,000	108,000
	460,000	122,000	184,000
Deferred:
Federal	1,061,000	131,000	174,000
State	(28,000)	(45,000)	131,000
	1,033,000	86,000	305,000
Total income tax provision	$1,493,000	$208,000	$489,000

At December 31, 2006, the Company has net operating loss carry-forwards for federal income tax purposes of approximately $4,172,000 and for state income tax purposes of approximately $2,045,000, which are available to offset future taxable income and expire during the federal tax years ending December 31, 2019 through 2024.

The future benefit of the net operating loss carry-forwards acquired from Simco will be limited to approximately $300,000 per year in accordance with Section 382 of the Internal Revenue Code.  As of December 31, 2006, net operating loss carry-forwards acquired from Simco for federal income tax purposes totaled $3,365,000.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are approximately as follows:

	December 31
	2006	2005
Deferred tax assets related to:
Reserves	$—	$27,000
Research and development credits	650,000	544,000
Compensation programs	195,000	124,000
Retirement liability	263,000	263,000
Net operating loss carryforwards	1,758,000	3,265,000
AMT tax	123,000	—
Other	62,000	73,000
Total deferred tax assets	3,051,000	4,296,000
Deferred tax liabilities related to:
Excess of book over tax basis of fixed assets	617,000	925,000
Investee tax loss in excess of book losses	7,000	89,000
Capital leases	—	6,000
Reserves	7,000	—
Total deferred tax liabilities	631,000	1,020,000
Net deferred tax assets	$2,420,000	$3,276,000

The amount recorded as net deferred tax assets as of December 31, 2006 and 2005 represents the amount of tax benefits of existing deductible temporary differences or carry-

forwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carry-forward period.  The Company believes that the net deferred tax asset of $2,420,000 at December 31, 2006 is more likely than not to be realized in the carry-forward period.  Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:

	Years ended December 31
	2006	2005	2004
Computed “expected” tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	4.6	5.9	10.4
Officers’ life insurance	0.1	1.4	0.4
Meals and entertainment	0.3	3.0	2.2
R&D credits	(2.7)	(20.3)	(9.9)
Non-deductible ISO stock option expense	1.0	0.0	0.0
Other	0.0	0.0	(1.2)
Effective tax rate	37.3%	24.0%	35.9%

The impact on the Company’s 2005 effective tax rate from research and development credits is higher than usual due to true-up adjustments.

(11)         Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year.  Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year.  The weighted average number of shares used to compute both basic and diluted income per share consisted of the following:

	Years ended December 31
	2006	2005	2004
Basic weighted average common shares outstanding during the year	5,022,532	4,798,008	4,616,983
Weighted average common equivalent shares due to stock options	548,536	462,561	377,628
Diluted weighted average common shares outstanding during the year	5,571,068	5,260,569	4,994,611

(12)         Stock Option and Employee Stock Purchase Plans

The Company maintains a stock option plan to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, consultants and advisors.  The plan provides for either nonqualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for nonqualified stock options shall be determined by the Stock Option Committee.  These options expire over five- to ten-year periods.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the option.  At December 31, 2006, there were 731,875 options outstanding under the plan.  These options are not transferable except by will or domestic relations order.

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full six months after the date of grant and expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At December 31, 2006, there were 20,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Stock Option Incentive Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock.  On June 2, 2004, the Company amended the plan to increase the allowable amount to 725,000 shares.  These options become exercisable in full at the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was discontinued; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  At December 31, 2006, there were 404,184 options outstanding under the 1998 Director Plan.

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan which provides that all employees of the Company who work more than twenty hours per week and more than five months in any calendar year and who are employees on or before the applicable offering period are eligible to participate.  The 1998 Stock Purchase Plan is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan, participants may have withheld up to 10% of their base salaries during the six month offering periods ending June 30 and  December 31 for the purchase of the Company’s common stock at 95% of the market value of the common stock on the last day of the offering period.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  To date 298,328 shares have been issued.

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.

Two types of awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include, without limitation, unrestricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 500,000 shares.  As of December 31, 2006, 191,166 shares have been issued.

On June 8, 2006, the Company’s Board of Directors, upon the recommendation of the Compensation Committee, approved a grant, effective as of July 1, 2006, of restricted stock awards to certain executive officers.  The grants of restricted stock awards were made under and pursuant to the Company’s 2003 Equity Incentive Plan.

“A”	Number of shares of restricted stock granted (not subject to performance criteria)	48,000
“B”	Number of shares of restricted stock granted (subject to performance criteria)	48,000
“C”	Number of shares of restricted stock granted (subject to performance criteria)	48,000
	Total:	144,000

The awards of restricted stock listed under “A” above are subject to a time-based vesting requirement.  One third of these awards vest on July 1, 2007, one third of these awards vest on July 1, 2008, and one third of these awards vest on July 1, 2009, so long as the recipient remains continuously employed by the Company through each such vesting date.

The shares of restricted stock listed under “B” and “C” above are subject to a different time-based vesting requirement and to the Company meeting certain financial performance requirements, described below.  One third of these awards vest on July 1, 2008, one third of these awards vest on July 1, 2009, and one third of these awards vest on July 1, 2010, so long as the recipient remains continuously employed by the Company through each such vesting date.

The financial performance requirement for the shares listed under “B” and “C” above is based on the Company’s earnings before interest and taxes (“EBIT”) for calendar year 2006 relative to an EBIT target established by the Compensation Committee.  If the Company achieves the EBIT target, then all of the restricted shares listed under “B” above will be eligible to become vested, subject to the time-based vesting and continuous employment requirements described above.  To the extent the Company achieves in excess of the EBIT target, restricted shares listed under “C” above (in addition to the restricted shares listed under “B” above) will be eligible to become vested, subject to the time-based vesting and continuous employment requirements described above, based on a straight-line interpolation of the EBIT target established by the Compensation Committee in increments of 20% of such shares, up to the maximum amount listed under “C”.  All of the performance requirements for B and C have been met for the year ended December 31, 2006.

Any unvested shares of restricted stock shall terminate upon the cessation of a recipient’s employment with the company.  In the event of a change in control of the Company (as defined in the restricted stock agreement evidencing the award):  (i) the shares of restricted stock listed under “A” above shall become fully vested immediately prior to the effective date of such change in control; (ii) on or prior to December 31, 2006, all shares of restricted stock listed under “B” and “C” above shall terminate; and (iii) on or after January 1, 2007, to the extent the EBIT target has been achieved or exceeded, the applicable number of shares of restricted stock listed under “B” and “C” above, to the extent not already vested, shall become fully vested immediately prior to the effective date of such change in control.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price
Outstanding December 31, 2003	1,136,170	$1.88
Granted	214,167	2.74
Exercised	(118,800)	2.04
Cancelled or expired	(56,000)	3.08
Outstanding December 31, 2004	1,175,537	$1.97
Granted	305,759	3.08
Exercised	(86,875)	1.51
Cancelled or expired	(18,875)	3.20
Outstanding December 31, 2005	1,375,546	$2.23
Granted	64,877	5.86
Exercised	(255,614)	2.10
Cancelled or expired	(28,750)	4.45
Outstanding December 31, 2006	1,156,059	$2.40

There were 1,061,809 exercisable options as of December 31, 2006.

During the twelve months ended December 31, 2006, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $883,417, and the total amount of consideration received from the exercise of these options was $537,065.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of December 31, 2006:

	Options Outstanding			Options Exercisable
	Outstanding	Weighted average	Weighted average	Exercisable as	Weighted average
Range of exercise prices	as of 12/31/06	remaining contractual life	exercise price	of 12/31/06	exercise price
$0.00 - $0.99	50,000	5.1 years	$0.81	50,000	$0.81
$1.00 - $1.99	401,892	4.8 years	1.25	391,892	1.25
$2.00 - $2.99	349,684	6.0 years	2.50	349,684	2.50
$3.00 - $3.99	272,106	5.6 years	3.33	202,856	3.32
$4.00 - $4.99	22,500	1.8 years	4.35	17,500	4.18
$5.00 - $5.99	10,000	4.7 years	5.31	—	—
$6.00 - $6.99	49,877	9.5 years	6.07	49,877	6.07
	1,156,059	5.5 years	$2.40	1,061,809	$2.31

The total grant date fair value of stock options that vested during the twelve months ended December 31, 2006 was approximately $702,000 with a weighted average remaining contractual term of approximately 6 years.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2006 vest:

	Options	Common Stock	Restricted Stock Units	Total
2007	$104,432	0	$240,328	$344,760
2008	$87,932	0	$240,328	$328,260
2009	$29,643	0	$192,458	$222,101
2010	$9,922	—	$72,294	$82,216
	$231,929	0	$745,408	$977,337

(13)         Preferred Stock

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

(14)         Supplemental Retirement Plan

The Company has a supplemental retirement plan for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment.  The Company recorded an expense of approximately $111,000, $42,000, and $58,000 for the years ended December 31, 2006, 2005, and 2004, respectively, in accordance with this plan, which includes both current costs and prior service costs for these individuals.  The present value of the supplemental retirement obligation has been calculated using an 8.5% discount rate.  Total projected future cash payments for the years ending December 31, 2007 through 2010 are approximately $244,000, $108,000, $104,000, and $101,000, respectively, and approximately $381,000 thereafter.

(15)         Commitments and Contingencies

(a)                      Leases — The Company has non-cancelable operating leases for certain facilities that expire through 2011.  Certain of the leases contain escalation clauses which require payments of additional rent, as well as increases in related operating costs.  The Company also leases various equipment under capital leases which expire through 2011.

Included in property, plant, and equipment are the following amounts held under capital lease:

	December 31
	2006	2005
Equipment	$4,539,977	$2,765,061
Less accumulated depreciation	(1,695,186)	(680,831)
	$2,844,791	$2,084,230

Future minimum lease payments under noncancelable operating leases and the present value of future minimum lease payments under capital leases as of December 31, 2006, are as follows:

Years ending December 31:	Capital Leases	Operating Leases
2007	891,704	1,645,615
2008	852,894	684,816
2009	798,979	473,895
2010	717,916	405,915
Thereafter	244,250	1,220,334
Total minimum lease payments	$3,505,743	$4,430,575
Less amount representing interest	499,680
Present value of future minimum lease payments	3,006,063
Less current installments of obligations under capital leases	688,991
Obligations under capital lease, excluding current installments	$2,317,072

Rent expense amounted to approximately $2,375,000, $2,230,000, and $2,153,000 in 2006, 2005, and 2004, respectively.  Approximately $244,000, $244,000, and $244,000 in 2006, 2005 and 2004, respectively, was paid to United Development Company Limited (“UDT”), a real estate company of which the Company owns

26.32%, that owns the Decatur, Alabama, and Kissimmee, Florida, facilities. The 2006 and 2005 rent expense incurred from “UDT” has been eliminated in consolidation.

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

(16)         Employee Benefit Plans

The Company maintains a profit-sharing plan for eligible employees.  Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals as well as discretionary amounts determined by the Board of Directors, and amounted to approximately $432,000, $451,000, and $459,000 in 2006, 2005, and 2004, respectively.

The Company has a partially self-insured health insurance program that covers all eligible participating employees.  The maximum liability is limited by a stop loss of $75,000 per insured person, along with an aggregate stop loss determined by the number of participants.

During 2006, the Company established an Executive, Non-qualified “Excess” Plan (“the Plan”), which is a deferred compensation plan available to certain executives.  The Plan permits participants to defer receipt of part of their current compensation to a later date as part of their personal retirement or financial planning.  Participants have an unsecured contractual commitment by the Company to pay amounts due under the Plan.  There is currently no security mechanism to ensure that these obligations will be paid in the future by the Company

The compensation withheld from Plan participants, together with investment income on the Plan, is reflected as a deferred compensation obligation to participants and is classified within accrued liabilities in the accompanying balance sheet.  At December 31, 2006, the balance of the deferred compensation liability totaled approximately $35,000.  The related assets, which are held in the form of a company-owned, variable life insurance policy that names the Company as the beneficiary, are classified within other assets in the accompanying balance sheet and are reported at cash surrender value, which was approximately $34,000 as of December 31, 2006.

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

The top customer in the Company’s Component Products segment comprises 30% of that segment’s total sales and 18% of the Company’s total sales for the year ended December 31, 2006.  No one customer accounted for more than 10% of the Packaging segment sales for the year ended December 31, 2006.

The results for the Packaging segment include the results of United Development Company Limited.

Financial statement information by reportable segment is as follows:

2006	Component Products	Packaging	Total
Sales	$55,757,985	37,991,254	$93,749,239
Operating income (loss)	2,833,743	2,220,439	5,054,182
Total assets	21,131,060	17,905,952	39,037,012
Depreciation / amortization	1,933,949	1,125,753	3,059,702
Capital expenditures	911,032	604,501	1,515,533
Interest expense	493,534	470,448	963,982
Goodwill	4,463,246	2,017,791	6,481,037

2005	Component Products	Packaging	Total
Sales	$48,218,839	35,743,618	$83,962,457
Operating income (loss)	(601,839)	2,772,624	2,170,785
Total assets	25,460,467	18,539,549	44,000,016
Depreciation / amortization	1,645,010	1,291,681	2,936,691
Capital expenditures	35,485	1,074,510	1,109,995
Interest expense	582,266	459,448	1,041,714
Goodwill	4,463,246	2,017,791	6,481,037

2004	Component Products	Packaging	Total
Sales	$36,135,175	32,488,923	$68,624,098
Operating income	967,616	1,176,793	2,144,409
Total assets	21,921,263	17,710,941	39,632,204
Depreciation / amortization	1,111,537	1,381,763	2,493,300
Capital expenditures	1,343,254	828,446	2,171,700
Interest expense	375,822	337,829	713,651
Goodwill	4,463,246	2,017,791	6,481,037

(19)             Quarterly Financial Information (unaudited)

	Q1	Q2	Q3	Q4
Year ended 12/31/2006
Net sales	$24,140,718	$24,533,970	$21,737,107	$23,337,444
Gross profit	4,878,826	5,289,301	4,176,799	4,892,373
Net income	573,594	700,544	395,515	845,220
Basic net income per share	0.12	0.14	0.08	0.16
Diluted net income per share	0.11	0.13	0.07	0.15

Year ended 12/31/2005
Net sales	$18,191,891	$20,917,802	$21,649,267	$23,203,497
Gross profit	3,622,964	4,126,323	3,087,184	3,764,829
Net income	85,402	314,189	(148,531)	408,031
Basic net income per share	0.02	0.07	(0.03)	0.08
Diluted net income per share	0.02	0.06	(0.03)	0.08

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2006, 2005, and 2004

Accounts receivable, allowance for doubtful accounts:

	2006	2005	2004
Balance at beginning of year	$565,171	$543,317	$475,625
Provision / Recoveries charged to expense	(36,292)	85,140	165,284
Write-offs and recoveries	(187,902)	(63,286)	(97,592)
Balance at end of year	$340,977	$565,171	$543,317

Inventory allowance for obsolescence:

	2006	2005	2004
Balance at beginning of year	$262,154	$304,273	$270,289
Provision	300,673	177,440	175,929
Write-offs and recoveries	(322,007)	(219,559)	(141,945)
Balance at end of year	$240,820	$262,154	$304,273

* * *