Form 10-Q
period 2007-03-31
UFP TECHNOLOGIES INC
filed 2007-05-11
CIK 914156

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2007

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

Yes  ☐ ;           No  ☒

5,264,282 shares of registrant’s Common Stock, $.01 par value, were outstanding as of April 25, 2007.

UFP Technologies, Inc.

PART I:                           FINANCIAL INFORMATION

ITEM 1:                            FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	31-Mar-07	31-Dec-06
	(unaudited)
Assets
Current assets:
Cash	$1,480,257	$1,017,122
Receivables, net	11,123,155	11,628,639
Inventories	6,074,082	5,929,677
Prepaid expenses	1,308,955	766,467
Deferred income taxes	1,032,281	1,032,281
Total current assets	21,018,730	20,374,186
Property, plant and equipment	37,662,703	37,212,463
Less accumulated depreciation and amortization	(27,711,604)	(27,075,279)
Net property, plant and equipment	9,951,099	10,137,184
Cash surrender value of officers life insurance	157,835	157,835
Deferred income taxes	1,050,022	1,387,353
Goodwill	6,481,037	6,481,037
Other assets	575,954	499,417
Total assets	$39,234,677	$39,037,012
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$—	$—
Current installments of long-term debt	1,078,350	1,078,350
Current installments of capital lease obligations	667,422	688,991
Accounts payable	5,121,098	4,620,399
Accrued taxes and other expenses	4,793,819	5,749,949
Total current liabilities	11,660,689	12,137,689
Long-term debt, excluding current installments	4,433,334	4,603,977
Capital lease obligations, excluding current installments	2,145,739	2,317,072
Minority interest	641,560	616,157
Retirement and other liabilities	813,476	737,581
Total liabilities	19,694,798	20,412,476
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,244,282 shares at March 31, 2007 and 5,156,764 shares at December 31, 2006	52,443	51,568
Additional paid-in capital	10,704,730	10,311,682
Retained earnings	8,782,706	8,261,286
Total stockholders’ equity	19,539,879	18,624,536
Total liabilities and stockholders’ equity	$39,234,677	$39,037,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	31-Mar-07	31-Mar-06
Net sales	$22,012,636	$24,140,718
Cost of sales	17,413,154	19,261,892
Gross profit	4,599,482	4,878,826
Selling, general & administrative expenses	3,612,774	3,657,185
Operating income	986,708	1,221,641
Interest expense	152,805	263,236
Minority interest earnings	25,403	31,649
Other income	(32,500)	—
Income before income tax expense	841,000	926,756
Income tax expense	319,580	353,162
Net income	$521,420	$573,594
Net income per share:
Basic	$0.10	$0.12
Diluted	$0.09	$0.11
Weighted average common shares outstanding:
Basic	5,206,375	4,874,484
Diluted	5,747,265	5,233,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	31-Mar-07	31-Mar-06
Cash flows from operating activities:
Net income	$521,420	$573,594
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	702,605	772,395
Minority interest earnings	25,403	31,654
Stock issued in lieu of cash compensation	256,075	144,247
Share-based compensation	116,819	32,381
Deferred income taxes	337,331	250,000
Gain on disposal of fixed assets	(32,500)	—
Changes in operating assets and liabilities:
Receivables, net	505,484	1,365,302
Inventories, net	(144,405)	403,845
Prepaid expenses and other current assets	(542,488)	(662,035)
Accounts payable	275,860	(561,707)
Accrued expenses and payroll withholdings	(956,130)	339,674
Retirement and other liabilities	75,895	—
Other assets	(93,805)	—
Net cash provided by operating activities	1,047,564	2,689,350
Cash flows from investing activities:
Additions to property, plant and equipment	(499,252)	(340,007)
Proceeds from asset disposals	32,500	—
Net cash used in investing activities	(466,752)	(340,007)
Cash flows from financing activities:
Payment of notes payable	—	(1,725,147)
Change in book overdrafts	224,839	(404,865)
Principal repayments of long-term debt	(170,643)	(174,009)
Proceeds from exercise of stock options	6,425	—
Tax benefit from exercise of non-qualified stock options	2,669	—
Principal repayments of capital lease obligations	(192,902)	(159,749)
Distribution to United Development Company partners	—	(105,000)
Net proceeds from sale of common stock	11,935	42,167
Net cash used in financing activities	(117,677)	(2,526,603)
Net increase (decrease) in cash	463,135	(177,260)
Cash at beginning of period	1,017,122	265,352
Cash at end of period	$1,480,257	$88,092
Significant non-cash transactions:
Property and equipment acquired under capital lease	$—	$75,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)                      Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted  in the United States of America.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s 2006 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of income for the three-month periods ended March 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

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

The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

(2)                      New Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The adoption of FASB Interpretation No. 48 did not have a material effect on the condensed consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company has not been audited by the Internal Revenue Service (“IRS”) since 2001 or any states in connection with income taxes, with the exception of returns filed in the state of Michigan, which have been audited through 2004.  The periods from 1999 through 2006 remain open to examination by the IRS and various state jurisdictions.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

(3)                      Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), (“SFAS 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The provisions of SFAS 123R apply to share-based payments made through several plans, which are described below.  The compensation cost that has been charged against income for those plans is as follows:

	Three Months Ended	Three Months Ended
	31-Mar-07	31-Mar-06
Cost of sales	$—	$—
Selling, general & administrative expense	116,819	32,381
Total share-based compensation expense	$116,819	$32,381

The Company has recorded compensation expense of $28,029 during the three-month period ended March 31, 2007 for options granted in prior periods.  The Company did not grant any options for the first quarter of 2007 or 2006.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $44,400 and $12,300 for the three-month periods ended March 31, 2007 and 2006, respectively.

Employee Stock Option Plan

The Company’s 1993 Employee Stock Option Plan (“Employee Stock Option Plan”), which is stockholder approved,  provides long-term rewards and incentives in the form of stock options to the Company’s key employees, officers, employee directors, consultants, and advisors.  The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to

1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Compensation Committee.  These options expire over five- to ten-year periods.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule.  At March 31, 2007, there were 729,375 options outstanding under the Employee Stock Option Plan.  Should stock options be issued under the Employee Stock Option Plan in the future, the Company will record compensation expense based upon the intrinsic fair market value of the stock options, using a lattice-based option valuation model.

Equity Incentive Plan

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Equity Incentive Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.  Two types of awards may be granted to participants under the Equity Incentive Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include, without limitation, unrestricted or restricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Equity Incentive Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 500,000 shares.  Through March 31, 2007,  271,355 shares of common stock have been issued under the Equity Incentive Plan, none of which have been restricted; an additional 244,000 shares are being reserved for outstanding grants of stock unit awards and other share-based compensation that is subject to various performance and time-vesting contingencies, of which 25,000 of these reserved shares are contingent upon additional shares being made available under the 2003 Equity Incentive Plan.

Stock Purchase Plan

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan (the “Stock Purchase Plan”), which provides that all employees of the Company – who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period – are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld for the purchase of the Company’s common stock at 95% of the market value of the common stock on the last day of the offering period.  The offering periods are from January 1 through June 30 and from July 1 through December 31 of each calendar year.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  Through March 31, 2007, there were 300,687 shares issued under this plan.

Director Plans

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (the “1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full the date of the grant and will expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At March 31, 2007, there were 20,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock.    On June 2, 2004, the Company amended the 1998 Director Plan to increase the allowable amount to 725,000 shares.  These options become exercisable in full at the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was frozen; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  At March 31, 2007, there were 401,684 options outstanding under the 1998 Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2006	1,156,059	$2.40	$3,722,510
Granted	—	—
Exercised	(5,000)	1.29
Cancelled or expired	—	—
Outstanding March 31, 2007	1,151,059	$2.41	$2,612,904

Options vested or expected to vest at March 31, 2007	1,151,059	$2.41	$2,612,904
Options exercisable at March 31, 2007	1,072,059	$2.31	$2,540,780

During the three months ended March 31, 2007, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $16,925, and the total amount of consideration received from the exercise of these options was $6,425.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of March 31, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 3/31/07	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 3/31/07	Weighted average exercise price
$0.00 - $0.99	50,000	4.9 years	$0.81	50,000	$0.81
$1.00 - $1.99	396,892	4.5 years	1.25	395,892	1.25
$2.00 - $2.99	349,684	5.8 years	2.50	349,684	2.50
$3.00 - $3.99	272,106	5.4 years	3.33	209,106	3.33
$4.00 - $4.99	22,500	1.6 years	4.35	17,500	4.18
$5.00 - $5.99	10,000	4.5 years	4.48	—	—
$6.00 - $6.99	49,877	9.2 years	6.07	49,877	6.07
	1,151,059	5.2 years	$2.41	1,072,059	$2.31

The total grant date fair value of stock options that vested during the three months ended March 31, 2007 was approximately $435,000 with a weighted average remaining contractual term of approximately 3.0 years.

On February 26, 2007, the Company’s Compensation Committee approved the issuance of 25,000 shares of unrestricted common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Equity Incentive Plan.  The shares will be issued on January 1, 2008.  Based upon the provisions of SFAS 123R, the Company has recorded compensation expense of $28,700 during the three-month period ended March 31, 2007 based on the grant date price of $4.64 at February 26, 2007, associated with the granting of these shares.

Beginning in 2006, stock unit awards (SUAs) have been granted under the 2003 Equity Incentive Plan to the executive officers and certain key employees of the Company.  The stock unit awards are subject to various time based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company.  In addition, as of March 31, 2007,  25,000 SUAs are contingent upon additional shares being made available under the 2003 Equity Incentive Plan.  Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s stock price, and is charged to expense ratably during the service period.   No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested.  The following table summarizes information about stock unit award activity during the three-month period ended March 31, 2007:

		Weighted Average
	Stock	Award Date
	Units	Fair Value
Outstanding at December 31, 2006	144,000	$6.15
Awarded	75,000	$4.64
Shares distributed	—
Forfeited/cancelled	—	—
Outstanding at March 31, 2007	219,000	$5.63

The Company recorded $60,090 in compensation expense related to these SUAs during the three-month period ended March 31, 2007; no compensation expense was recorded during the three months ended March 31, 2006.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through March 31, 2007 vest:

	Options	Common Stock	Restricted Stock Units	Total
2007	$76,403	$87,300	$231,553	$395,256
2008	87,923	0	301,896	$389,819
2009	29,643	0	254,026	$283,669
2010	9,922	—	116,462	$126,384
2011	—	—	13,384	13,384
	$203,891	$87,300	$917,321	$1,208,512

(4)                      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	31-Mar-07	31-Dec-06
Raw materials	$3,997,656	$3,796,380
Work in process	223,302	293,580
Finished goods	2,152,444	2,080,537
Reserves for obsolescense	$(299,320)	$(240,820)
Total inventory	$6,074,082	$5,929,677

(5)                      Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted income per share consisted of the following:

	Three Months Ended
	31-Mar-07	31-Mar-06
Weighted average common shares outstanding, basic	5,206,375	4,874,484
Weighted average common equivalent shares due to dilutive equity securities	540,890	358,685
Weighted average common shares outstanding, diluted	5,747,265	5,233,169

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

The accounting policies of the segments are the same as those described in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segments based on net income.

Inter-segment transactions are uncommon and not material.  Therefore, they have not been separately reflected in the financial table below.  The totals of the reportable segments’ revenues and net income agree with the Company’s comparable amount contained in the interim financial statements.  Revenues from customers outside of the United States are not material.  One customer in the Component Products group comprised 19% of the Company’s consolidated revenues during the three-month period ended March 31, 2007.  All of the Company’s assets are located in the United States.

	Three Months Ended 3/31/07			Three Months Ended 3/31/06
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$8,972,587	$13,040,049	$22,012,636	$9,253,652	$14,887,066	$24,140,718
Net income	89,889	431,531	521,420	185,180	388,414	573,594

(7)                      Indebtedness

As a component of consolidating UDT’s assets, the Company included $212,106 and $196,465 in cash at March 31, 2007 and December 31, 2006, respectively.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

On February 28, 2003, the Company obtained a credit facility, which has been amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that  is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under the revolving credit facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  For example, as of March 31, 2007, based upon no revolving credit facility borrowings outstanding and collateral levels, the Company had availability of approximately $12.3 million of additional credit under this facility.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1.0 % to 1.5%, depending upon Company operating performance.  All borrowings at March 31, 2007 had interest computed at Prime or LIBOR plus 1.0%.  Under the amended credit facility, the Company is subject to certain financial covenants including maximum capital expenditures and minimum fixed charge coverage.  As of March 31, 2007, the Company was in compliance with all of these covenants.  The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011.  At March 31, 2007, the interest rate on these facilities ranged from 6.32% to 8.25%.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt in the Consolidated Financial Statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013, which was due on March 4, 2007.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At March 31, 2007, the outstanding balance was $395,779 and the interest rate was approximately 8.0%.  United Development Company Limited is currently in discussions with its lending institution to refinance and extend the term of its credit facility; as part of these discussions, the lending institution allowed UDT to defer the final balloon payment.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

At March 31, 2007, the Company also had capital lease obligations of approximately $2.8 million.  At March 31, 2007, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $1.7 million.

The Company has book overdrafts of approximately $1,899,000 and $1,675,000 at March 31, 2007 and December 31, 2006 respectively. The Company classifies book overdrafts within Accounts Payable on its Consolidated Balance Sheets.

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

(8)                      Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In accordance with the provisions of FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company has consolidated the financial statements of UDT beginning at December 31, 2003, because it has determined that UDT is a variable interest entity (“VIE”) pursuant to Paragraph 5.a of FIN 46R, and the Company is the primary beneficiary.  Prior to December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.  As a result of consolidating UDT, total assets and total liabilities and equity of the Company increased by $1,056,000 and $1,061,000 as of March 31, 2007 and December 31, 2006, respectively.

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

Overview:

UFP Technologies is a leading designer and manufacturer of interior protective packaging solutions using molded fiber, vacuumformed plastics and molded and fabricated foam plastic products.  The Company also designs and manufactures engineered component solutions using laminating, molding and fabricating technologies.  The Company serves a myriad of markets, but specifically targets opportunities in the automotive, computers and electronics, medical, aerospace and defense, industrial and consumer markets.

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

The business climate has softened in early 2007, particularly within the automotive market where December holiday plant shutdowns extended well into January and customer orders continue to often be below forecast.  The Company has invested in sales resources to target opportunities in the automotive market.  At this time, the pipeline of pending quotes is very strong.  However, there can be no assurance that the Company will benefit from any of these quotes.

Sales:

Net sales for the three-month period ended March 31, 2007 were $22.0 million, 8.8% lower than sales of $24.1 million in the same period last year.  The decline in sales for the three-month period ended March 31, 2007 are primarily due to lower sales to the automotive market caused by extended holiday shut-downs as well as generally soft demand in this market (Component Products segment).

Gross Profit:

Gross profit as a percentage of sales (gross margin) increased to 20.9% for the three-month period ended March 31, 2007, from 20.2% in the same period last year.  The improvement in gross margin is primarily due to improved material yield and a more favorable mix of business partially offset by the impact of fixed costs within cost-of-sales measured against lower sales.

Selling, General and Administrative Expenses:

Selling, general and administrative (“SG&A”) expenses were $3.6 million or 16.4 % of net sales for the three-month period ended March 31, 2007, compared to $3.7 million or 15.1% of net sales in the same period last year.   The slight decline in SG&A in the three-month period ended March 31, 2007 is primarily due to cost containment efforts partially offset by an additional $85,000 in compensation expense recorded pursuant to SFAS 123 (R).  The increase in SG&A as a percentage of sales is primarily due to principally fixed SG&A expenses measured against lower sales.

Other Expenses:

Minority interest earnings were approximately $25,000 for the three-month period ended March 31, 2007, compared to approximately $32,000 in the same respective periods last year.

Interest expense for the three-month period ended March 31, 2007 decreased to approximately $153,000 from approximately $263,000 in the same period last year.  The decline in interest expense for the three-month period ended March 31, 2007 is primarily due to lower average debt.

The Company recorded a tax expense of approximately 38% of pre-tax income for the three-month periods ended March 31, 2007 and 2006.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At March 31, 2007 and December 31, 2006, the Company’s working capital was approximately $9.4 million and $8.2 million, respectively.  The improvement in working capital for the three-month period ended March 31, 2007 is primarily due to a higher cash position, increased prepaid expenses and lower accrued taxes and expenses.   As a component of consolidating UDT’s assets, the Company included $212,106 in cash at March 31, 2007.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

Net cash provided by operations for the three-month periods ended March 31, 2007 and 2006 was approximately $1.0 million and $2.7 million, respectively.  The decrease in cash provided by operations was primarily attributable to a smaller reduction in accounts receivable, an increase in inventory balances and a reduction in accrued taxes and expenses.  Cash used in investing activities during the three-month period ended March 31, 2007 was approximately $467,000, which primarily was the result of additions to property, plant and equipment. The capital expenditures were primarily related to the additions of manufacturing equipment.

On February 28, 2003, the Company obtained a credit facility, which has been amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that  is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under the revolving credit facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  For example, as of March 31, 2007, based upon no revolving credit facility borrowings outstanding and collateral levels, the Company had availability of approximately $12.3 million of additional credit under this facility.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1.0 % to 1.5%, depending upon Company operating performance.  All borrowings at March 31, 2007 had interest computed at Prime or LIBOR plus 1.0%.  Under the amended credit facility, the Company is subject to certain financial covenants including maximum capital expenditures and minimum fixed charge coverage.  As of March 31, 2007, the Company was in compliance with all of these covenants.  The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011.  At March 31, 2007, the interest rate on these facilities ranged from 6.32% to 8.25%.

As a result of the consolidation of United Development Company Limited, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, is included within long-term debt in the Consolidated Financial Statements.  The note calls for fifty principal payments of $3,406 and one payment of $300,013, which was due on March 4, 2007.  The note bears interest at LIBOR plus 2.75%, adjusted monthly.  At March 31, 2007, the outstanding balance was $395,779 and the interest rate was approximately 8.0%.  United Development Company Limited is currently in discussions with its lending institution to refinance and extend the term of its credit facility; as part of these discussions, the lending institution allowed UDT to defer the final balloon payment.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not subject to any financial covenants under this mortgage note.

At March 31, 2007, the Company also had capital lease obligations of approximately $2.8 million.  At March 31, 2007, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $1.7 million.

The Company has book overdrafts of approximately $1,899,000 and $1,675,000 at March 31, 2007 and December 31, 2006 respectively. The Company classifies book overdrafts within Accounts Payable on its Consolidated Balance Sheets.

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

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements:

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at March 31, 2007, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loans	Mortgages	Debt Interest	Supplemental Retirement Plan	Total
2007	1,215,957	496,089	394,929	512,779	378,104	191,271	3,189,129
2008	684,816	704,408	526,572	156,000	421,661	77,250	2,570,707
2009	473,895	702,765	526,572	156,000	324,945	107,250	2,291,427
2010	405,915	671,839	526,572	156,000	230,564	104,250	2,095,140
2011 & thereafter	1,220,334	238,060	1,009,260	1,547,000	543,781	622,314	5,180,749
	$4,000,917	$2,813,161	$2,983,905	$2,527,779	$1,899,055	$1,102,335	$10,146,403

Payments on the United Development Company Limited mortgage note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the year ended December 31, 2006 and through the first three months of 2007, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At March 31, 2007, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

PART II:                       OTHER INFORMATION

ITEM 1A:                   RISK FACTORS

Information regarding risk factors appears in Part I — Item 2 of this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Statements” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 in Part I — Item 1A under “Risk Factors” and in Part II — Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There has been no material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 .

ITEM 6:                            EXHIBITS

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

REGISTRANT

May 11, 2007	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly
Chairman, Chief Executive Officer,
President, and Director
(Principal Executive Officer)

May 11, 2007	/s/ Ronald J. Lataille
Date	Ronald J. Lataille
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002