Form 10-Q
period 2007-09-30
UFP TECHNOLOGIES INC
filed 2007-11-09
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 2007

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

Yes ☐;       No ☒

5,374,756 shares of registrant’s Common Stock, $.01 par value, were outstanding as of October 30, 2007.

UFP Technologies, Inc.

PART I:                           FINANCIAL INFORMATION

ITEM 1:                            FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Sep-07	31-Dec-06
	(unaudited)
Assets
Current assets:
Cash	$5,686,899	$1,017,122
Receivables, net	12,335,844	11,628,639
Inventories	5,440,101	5,929,677
Prepaid expenses	902,396	766,467
Deferred income taxes	1,032,281	1,032,281
Total current assets	25,397,521	20,374,186
Property, plant and equipment	38,925,404	37,212,463
Less accumulated depreciation and amortization	(29,048,070)	(27,075,279)
Net property, plant and equipment	9,877,334	10,137,184
Deferred income taxes	478,063	1,387,353
Goodwill	6,481,037	6,481,037
Other assets	780,637	657,252
Total assets	$43,014,592	$39,037,012
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$713,563	$1,078,350
Current installments of capital lease obligations	691,731	688,991
Accounts payable	5,697,023	4,620,399
Accrued taxes and other expenses	5,639,322	5,749,949
Total current liabilities	12,741,639	12,137,689
Long-term debt, excluding current installments	4,837,635	4,603,977
Capital lease obligations, excluding current installments	1,793,592	2,317,072
Minority interest	579,184	616,157
Retirement and other liabilities	882,163	737,581
Total liabilities	20,834,213	20,412,476
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,374,756 shares at September 30, 2007 and 5,156,764 shares at December 31, 2006	53,748	51,568
Additional paid-in capital	11,483,679	10,311,682
Retained earnings	10,642,952	8,261,286
Total stockholders’ equity	22,180,379	18,624,536
Total liabilities and stockholders’ equity	$43,014,592	$39,037,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep-07	30-Sep-06	30-Sep-07	30-Sep-06
Net sales	$22,937,289	$21,737,107	$68,130,065	$70,411,795
Cost of sales	17,635,012	17,560,308	52,443,351	56,066,869
Gross profit	5,302,277	4,176,799	15,686,714	14,344,926
Selling, general & administrative expenses	3,752,660	3,293,301	11,423,120	10,822,587
Operating income	1,549,617	883,498	4,263,594	3,522,339
Interest expense, net	99,541	219,366	401,713	758,625
Minority interest earnings	25,432	26,297	68,021	85,855
Other income	—	—	(47,538)	(15,037)
Income before income tax expense	1,424,644	637,835	3,841,398	2,692,896
Income tax expense	541,365	242,320	1,459,732	1,023,243
Net income	$883,279	$395,515	$2,381,666	$1,669,653
Net income per share:
Basic	$0.17	$0.08	$0.45	$0.33
Diluted	$0.15	$0.07	$0.41	$0.31
Weighted average common shares outstanding:
Basic	5,358,110	5,097,647	5,285,430	4,984,237
Diluted	5,908,558	5,721,614	5,822,768	5,445,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	30-Sep-07	30-Sep-06
Cash flows from operating activities:
Net income	$2,381,666	$1,669,653
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,073,607	2,274,041
Minority interest earnings	68,027	85,855
Equity in net income of unconsolidated affiliate	(15,038)	(15,038)
Stock issued in lieu of cash compensation	256,075	144,247
Share-based compensation	533,500	348,562
Deferred income taxes	909,290	647,534
Gain on disposal of fixed assets	(32,500)	—
Changes in operating assets and liabilities:
Receivables, net	(707,205)	2,679,348
Inventories, net	489,576	567,317
Prepaid expenses and other current assets	(135,929)	(55,033)
Accounts payable	471,853	(64,021)
Accrued expenses and payroll withholdings	(110,627)	205,005
Retirement and other liabilities	144,582	4,611
Other assets	(175,189)	(20,999)
Net cash provided by operating activities	6,151,688	8,471,082
Cash flows from investing activities:
Additions to property, plant and equipment	(1,761,953)	(912,966)
Acquisition of assets of Stephens Packaging	—	(309,229)
Proceeds from fixed asset disposals	32,500	—
Payments from affiliated company	15,038	15,038
Net cash used in investing activities	(1,714,415)	(1,207,157)
Cash flows from financing activities:
Payments of notes payable	—	(6,024,059)
Change in book overdrafts	604,771	(927,216)
Proceeds from long-term debt	786,000	—
Principal repayments of long-term debt	(917,129)	(519,225)
Proceeds from exercise of stock options	269,997	498,271
Tax benefit from exercise of non-qualified stock options	90,710	168,391
Principal repayments of capital lease obligations	(520,740)	(1,844,646)
Proceeds from long-term capital lease obligations	—	1,359,000
Distribution to United Development Company partners	(105,000)	(105,000)
Net proceeds from sale of common stock	23,895	47,318
Net cash used in financing activities	232,504	(7,347,166)
Net increase (decrease) in cash	4,669,777	(83,241)
Cash at beginning of period	1,017,122	265,352
Cash at end of period	$5,686,899	$182,111

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

The condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

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

The results of operations for the three- and nine-month periods ended September 30, 2007, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2007.

(2)          Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”). In accordance with the provisions of FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company has consolidated the financial statements of UDT because it has determined that UDT is a variable interest entity (“VIE”) pursuant to Paragraph 5.a of FIN 46R, and the Company is the primary beneficiary. Included in the Condensed Consolidated Balance Sheets are the following UDT amounts:

	30-Sep-07	31-Dec-06
Cash	$148,096	$196,465
Net property, plant, and equipment	$1,445,968	$1,084,241
Accrued expenses	$31,404	$48,666
Current and long-term debt	$776,579	$395,779

(3)          New Accounting Pronouncements

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by the Internal Revenue Service (“IRS”) since 2001 or any states in connection with income taxes, with the exception of returns filed in the state of Michigan, which have been audited through 2004. The periods from 2002 through 2006 remain open to examination by the IRS and various periods between 1999 and 2006 remain open to examination by state jurisdictions.

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

The provisions of SFAS 123R apply to share-based payments made through several plans, which are described below. The compensation cost that has been charged against income for those plans is as follows:

	Three Months Ended		Nine Months Ended
	30-Sep-07	30-Sep-06	30-Sep-07	30-Sep-06
Cost of sales	$—	$—	$—	$—
Selling, general & administrative expense	168,792	109,811	533,500	348,562
Total share-based compensation expense	$168,792	$109,811	$533,500	$348,562

The Company recorded compensation expense of $105,938 and $114,950 for options granted during the nine-month periods ended September 30, 2007 and 2006, respectively. No compensation expense was recorded during the three-month periods ended September 30, 2007 and 2006, respectively, since the service period for those options took place in prior quarters. The compensation expense was determined as the intrinsic fair value of the options using a lattice-based option valuation model with the following assumptions:

	Three Months Ended		Nine Months Ended
	30-Sep-2007	30-Sep-2006	30-Sep-2007	30-Sep-2006
Expected volatility	89.3%	92.7%	89.3%	92.7%
Expected dividends	—	—	—	—
Risk free interest rate	5.0%	5.1%	5.0%	5.1%
Imputed life	7.9 years	8.0 years	7.9 years	8.0 years
Exercise price	Closing on grant date	Closing on grant date	Closing on grant date	Closing on grant date

The Company has recorded compensation expense of $27,216 and $81,778, respectively,  during the three- and nine-month periods ended September 30, 2007 for options granted in prior periods.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $64,141 and $202,730 for the three- and nine-month periods ended September 30, 2007, and approximately $41,700 and $132,500 for the respective periods in 2006.

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

Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule. At September 30, 2007, there were 713,750 options outstanding under the Employee Stock Option Plan. Should stock options be issued under the Employee Stock Option Plan in the future, the Company will record compensation expense based upon the intrinsic fair market value of the stock options, using a lattice-based option valuation model.

Equity Incentive Plan

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Equity Incentive Plan”). The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses. Two types of awards may be granted to participants under the Equity Incentive Plan: restricted shares or other stock awards. Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events. Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock. Such awards may include, Restricted Stock Unit Awards (“RSUs”), unrestricted or restricted stock, nonqualified options, performance shares, or stock appreciation rights. The Company determines the form, terms, and conditions, if any, of any awards made under the Equity Incentive Plan. The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan was increased by 750,000 shares to 1,250,000 shares, effective June 6, 2007. Through September 30, 2007,  287,355 shares of common stock have been issued under the Equity Incentive Plan, none of which have been restricted; an additional 272,000 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies.

Stock Purchase Plan

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan (the “Stock Purchase Plan”), which provides that all employees of the Company (who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period) are eligible to participate. The Stock Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986. Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld for the purchase of the Company’s common stock at 95% of the market value of the common stock on the last day of the offering period. The offering periods are from January 1 through June 30 and from July 1 through December 31 of each calendar year. The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock. Through September 30, 2007, there were 303,049 shares issued under this plan.

Director Plans

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”). Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (the “1998 Director Plan”), the 1993 Director Plan was frozen. The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock. On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock. These options became exercisable in full the date of the grant and expire ten years from the date of grant. The exercise price was the fair market value of the common stock on the date of grant. At September 30, 2007, there were 5,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company. The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock. On June 2, 2004, the Company amended the 1998 Director Plan to increase the allowable amount to 725,000 shares. These options become exercisable in full at the date of grant and expire ten years from the date of grant. In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was frozen; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan. At September 30, 2007, there were 375,744 options outstanding under the 1998 Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2006	1,156,059	$2.40
Granted	55,517	5.12
Exercised	(117,082)	2.31
Cancelled or expired	—	—	—
Outstanding September 30, 2007	1,094,494	$2.55	$2,882,995

Options exercisable at September 30, 2007	1,035,869	$2.47	$2,808,754

During the nine months ended September 30, 2007, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $362,817 and the total amount of consideration received from the exercise of these options was $269,997.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 9/30/07	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 9/30/07	Weighted average exercise price
$0.00 - $0.99	50,000	4.4 years	$0.81	50,000	$0.81
$1.00 - $1.99	334,956	4.2 years	1.23	334,581	1.23
$2.00 - $2.99	347,184	5.3 years	2.50	347,184	2.50
$3.00 - $3.99	239,460	4.8 years	3.33	198,710	3.32
$4.00 - $4.99	7,500	3.1 years	4.71	2,500	4.25
$5.00 - $5.99	65,517	8.5 years	5.15	53,017	5.14
$6.00 - $6.99	49,877	8.7 years	6.07	49,877	6.07
	1,094,494	5.1 years	$2.55	1,035,869	$2.47

The total grant date fair value of stock options that vested during the nine months ended September 30, 2007 was approximately $400,000 with a weighted average remaining contractual term of approximately four years.

On February 26, 2007, the Company’s Compensation Committee approved the issuance of 25,000 shares of unrestricted common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Equity Incentive Plan. The shares will be issued on January 1, 2008. Based upon the provisions of SFAS 123R, the Company has recorded compensation expense of $29,100 and $86,900 during the three- and nine-month periods ended September 30, 2007, respectively, based on the grant date price of $4.64 at February 26, 2007.

Beginning in 2006, RSUs have been granted under the 2003 Equity Incentive Plan to the executive officers of the Company. The stock unit awards are subject to various time based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company. Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s stock price, and is charged to expense ratably during the service period. No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested. The following table summarizes information about stock unit award activity during the nine-month period ended September 30, 2007:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2006	144,000	$6.15
Awarded	144,000	4.91
Shares distributed	(16,000)	6.15
Forfeited / cancelled	0	0
Outstanding at September 30, 2007	272,000	$5.50

The Company recorded $257,870 and $142,867 in compensation expense related to these SUAs during the nine-month periods ended September 30, 2007 and 2006, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through September 30, 2007 vest:

	Options	Common Stock	Restricted Stock Units	Total
2007	$23,496	$29,100	$106,906	$159,502
2008	91,300	0	427,624	$518,924
2009	33,011	0	379,754	$412,765
2010	13,290	—	223,318	$236,608
2011	1,689	—	57,376	59,065
	$162,786	$29,100	$1,194,978	$1,386,864

(5)          Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	30-Sep-07	31-Dec-06
Raw materials	$3,724,569	$3,796,380
Work in process	386,059	293,580
Finished goods	1,755,565	2,080,537
Reserves for obsolescense	$(426,092)	$(240,820)
Total inventory	$5,440,101	$5,929,677

(6)          Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted net income per share consisted of the following:

	Three Months Ended		Nine Months Ended
	30-Sep-07	30-Sep-06	30-Sep-07	30-Sep-06
Weighted average common shares outstanding, basic	5,358,110	5,097,647	5,285,430	4,984,237
Weighted average common equivalent shares due to stock options	550,548	623,967	537,338	461,439
Weighted average common shares outstanding, diluted	5,908,658	5,721,614	5,822,768	5,445,676

(7)          Segment Reporting

The Company is organized based on the nature of the products and services that it offers. Under this structure, the Company produces products within two distinct segments: Engineered Packaging and Component Products. Within the Engineered Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics, and pulp fiber to provide customers with cushion packaging for their products. Within the Component Products segment, the Company primarily uses cross-linked polyethylene foam to provide customers in the automotive, athletic, leisure, and health and beauty industries with engineered product for numerous purposes.

The accounting policies of the segments are the same as those described in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission. The Company evaluates the performance of its operating segments based on net income.

Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. The totals of the reportable segments’ revenues and net income agree with the Company’s comparable amount contained in the interim financial statements. Revenues from customers outside of the United States are not material. One customer in the Component Products group comprised 18.2% of the Company’s consolidated revenues during the nine-month period ended September 30, 2007. All of the Company’s assets are located in the United States.

	Three Months Ended 9/30/07			Three Months Ended 9/30/06
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$9,672,787	$13,264,502	$22,937,289	$8,797,410	$12,939,697	$21,737,107
Net income	263,292	619,987	883,279	342,652	52,863	395,515

	Nine Months Ended 9/30/07			Nine Months Ended 9/30/06
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$28,031,324	$40,098,741	$68,130,065	$27,653,995	$42,757,800	$70,411,795
Net income	596,932	1,784,734	2,381,666	729,809	939,844	1,669,653

(8)          Indebtedness

As a component of consolidating UDT’s assets, the Company included $148,096 and $196,465 in cash at September 30, 2007 and December 31, 2006, respectively. Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

On February 28, 2003, the Company obtained a credit facility, which was amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants. The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts. Extensions of credit under the revolving credit facility are subject to available collateral based upon accounts receivable and inventory levels. Therefore, the entire $17 million may not be available to the Company. For example, as of September 30, 2007, based upon no revolving credit facility borrowings outstanding and collateral levels, the Company had availability of approximately $13 million of additional credit under this facility. The amount of availability can fluctuate significantly. The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1.0 % to 1.5%, depending upon the Company’s operating performance. All borrowings at September 30, 2007 had interest computed at Prime or LIBOR plus 1%. Under the amended credit facility, the Company is subject to certain financial covenants including maximum capital expenditures and minimum fixed charge coverage. As of September 30, 2007, the Company was in compliance with all of these covenants. The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011. At September 30, 2007, the interest rate on these facilities ranged from 6.40% to 7.75%.

As a result of the consolidation of UDT, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, was included within long-term debt in the December 31, 2006 Consolidated Financial Statements. On May 22, 2007, this note was refinanced. The remaining principal balance of $388,356 was paid in full. The new note is secured by the Florida facility and had a principal balance of $786,000. The note calls for 180 monthly payments of $7,147. The interest rate is fixed at approximately 7.2%. The additional funds of approximately $400,000 were used to fund building improvements in the Florida facility. Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities. The Company is not a guarantor and is not subject to any financial covenants under this mortgage note.

At September 30, 2007, the Company also had capital lease obligations of approximately $2,485,000. At September 30, 2007, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $1,405,000.

The Company had book overdrafts of approximately $2,279,000 and $1,675,000 at September 30, 2007 and December 31, 2006, respectively. The Company classifies book overdrafts within Accounts Payable on its Condensed Consolidated Balance Sheets.

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

ITEM 2:                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements:

This report contains certain statements that are “forward-looking statements” as that term is defined under the Securities Exchange Act of 1934, as amended (the “Act”) and releases issued by the Securities and Exchange Commission. The words “believe,”  “expect,”  “anticipate,” “intend,” “plan,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements. The Company’s belief, described below, that softness in the automotive market will continue in the near future is an example of a forward-looking statement. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

Manufacturing companies often take advantage of lower volume months to shut down production to service machinery and tools. This is even more common in the automotive industry where many companies historically have shut down their operations for a portion of the months of July and December. The Company expects this practice to continue. To the extent our customers choose to shut down their operations, for these or other reasons, the Company’s quarterly operating results could fluctuate and be materially, adversely affected. Other examples of these risks, uncertainties, and other factors include, without limitation, the following: risks associated with the identification of suitable acquisition candidates and the successful, efficient execution and integration of such acquisitions, the ability of the Company to achieve positive results due to competition, decisions by customers to cancel or defer orders for its products that previously had been accepted, recent increases and possible further increases in the cost of the Company’s raw materials and energy that the Company may not be able to pass through to its customers, other economic conditions that affect sales of the products of the Company’s packaging customers,  the ability of the Company to obtain new customers, evolving customer requirements, difficulties associated with the roll-out of new products, the costs of compliance with Sarbanes-Oxley related requirements and general economic and industry conditions and other factors. In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements. All of the forward-looking statements are qualified in their entirety by reference to the risk factors and other disclaimers described in the Company’s filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

During 2006 demand remained strong from customers in the aerospace and defense and medical industries. Military efforts in Iraq and elsewhere have created demand for molded uniform and gear components from the Company’s Component Products segment. The aging population needing more medical care has kept demand high for medical packaging products, medical device components, dental products and orthopedic components. The strong demand from customers in these markets, coupled with increased sales from some automotive customers, generated record sales for the Company in 2006.

The business climate softened in early 2007, particularly within the automotive market where December holiday plant shutdowns extended well into January and many customer orders were below forecast. The Company has invested in sales resources to target opportunities in the automotive market. At this time, the pipeline of pending quotes is strong. However, there can be no assurance that the Company will benefit from any of these quotes.

Despite the top-line softness, the Company has been able to generate improved profitability through the first nine months of 2007 through initiatives focused on increasing gross margins. These initiatives target cost-cutting, improving manufacturing efficiencies, sharing of best business practices across the Company’s manufacturing plants, and improving the overall book of business.

Sales:

Sales for the three-month period ended September 30, 2007 were $22.9 million or 5.5% above sales of $21.7 million for the same period in 2006. Sales for the nine-month period ended September 30, 2007 were $68.1 million or 3.2% below sales of $70.4 million in the same period of 2006. The increase in sales for the three-month period ended September 30, 2007 is primarily due to increased sales to key accounts within the medical and military markets (Component Products segment) of approximately $600,000, as well as an increase in sales within the automotive market (Component Products segment) of approximately $400,000. The Company believes that the increase in sales within the automotive market during the three-month period ended September 30, 2007 is due to a lesser impact of customer plant shut-downs in the month of July, 2007 compared to the impact of such shutdowns in July, 2006. The decline in sales for the nine-month period ended September 30, 2007 is primarily due to declined sales to the automotive market of approximately $1.6 million. The decline in sales to the automotive market for the nine-month period ended September 30, 2007 reflects a general industry softness that the Company believes will continue for the near future.

Gross Profit:

Gross profit as a percentage of sales (gross margin) improved to 23.1% and 23.0% for the three- and nine-month periods ended September 30, 2007 from 19.2% and 20.4% in the three- and nine-month periods of 2006, respectively. The improvement in gross margin for both periods is primarily due to manufacturing efficiency initiatives particularly in the Company’s automotive operations (Component Products segment). The Company estimates that these initiatives increased gross margins by 2.5% and 1.3%, during the three- and nine-month periods ended September 30, 2007, respectively.

Selling, General and Administrative Expenses:

Selling, General and Administrative expenses (“SG&A”) increased to $3.8 million and $11.4 million for the three- and nine-month periods ended September 30, 2007 from $3.3 million and

$10.8 million in the comparable periods of 2006, respectively. As a percentage of sales, SG&A increased to 16.4 % and 16.8 % for the three- and nine-month periods ended September 30, 2007 from 15.1% and 15.4% in the comparable periods of 2006, respectively. The increase in SG&A dollars in both periods reflects normal inflationary activity as well as an investment in additional selling expenses of approximately $200,000 and $400,000 for the three- and nine-month periods ended September 30, 2007, respectively. The increase in SG&A as a percentage of sales for the nine-month period ended September 30, 2007 reflects principally fixed SG&A costs measured against lower sales.

Other Expenses:

Minority interest earnings were approximately $25,000 and $68,000 for the three- and nine-month periods ended September 30, 2007, compared to approximately $26,000 and $86,000 in the same respective periods last year.

Net interest expense declined for the three- and nine-month periods ended September 30, 2007 to approximately $100,000 and $400,000, from $219,000 and $759,000, respectively. The decline for both periods is primarily due to lower average borrowings and interest income from invested cash.

The Company recorded a tax expense of approximately 38% of pre-tax income for the three- and nine-month periods ended September 30, 2007 and 2006.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At September 30, 2007 and December 31, 2006, the Company’s working capital was approximately $12.7 million and $8.2 million, respectively. The improvement in working capital for the nine-month period ended September 30, 2007 is primarily due to an increase in cash of $4.7 million and higher receivables of approximately $700,000 partially offset by higher accounts payable of approximately $1.1 million. The increase in cash reflects the Company’s continued strong cash flow from operations. As a component of consolidating UDT’s assets, the Company included $148,096 in cash at September 30, 2007. Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

Net cash provided by operations for the nine-month periods ended September 30, 2007 and 2006 was approximately $6.2 million and $8.5 million, respectively. The decrease in cash provided by operations was primarily attributable to a reduction in accounts receivable in the first nine months of 2006 due to payment of aged receivables from a large automotive customer, as well as the payment of accrued compensation and benefit expenses. Cash used in investing activities during the nine-month period ended September 30, 2007 was approximately $1.7 million, which primarily was the result of additions to property, plant and equipment. The capital expenditures were primarily related to the additions of manufacturing equipment.

On February 28, 2003, the Company obtained a credit facility, which was amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants. The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts. Extensions of credit under the revolving credit facility are subject to available collateral based upon accounts receivable and inventory levels. Therefore, the entire $17 million may not be available to the Company. For example, as of September 30, 2007, based upon no revolving credit facility borrowings outstanding and collateral levels, the Company had availability of approximately $13 million of additional credit under this facility. The amount of availability can fluctuate significantly. The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1.0 % to 1.5%, depending upon the Company’s operating performance. All borrowings at September 30, 2007 had interest computed at Prime or LIBOR plus 1%. Under the amended credit facility, the Company is subject to certain financial covenants including maximum capital expenditures and minimum fixed charge coverage. As of September 30, 2007, the Company was in compliance with all of these covenants. The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011. At September 30, 2007, the interest rate on these facilities ranged from 6.40% to 7.75%.

As a result of the consolidation of UDT, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, was included within long-term debt in the December 31, 2006 Consolidated Financial Statements. On May 22, 2007, this note was refinanced. The remaining principal balance of $388,356 was paid in full. The new note is secured by the Florida facility and had a principal balance of $786,000. The note calls for 180 monthly payments of $7,147. The interest rate is fixed at approximately 7.2%. The additional funds of approximately $400,000 were used to fund building improvements in the Florida facility. Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities. The Company is not a guarantor and is not subject to any financial covenants under this mortgage note.

At September 30, 2007, the Company also had capital lease obligations of approximately $2,485,000. At September 30, 2007, the current portion of all debt including the revolving bank loan, term loans and capital lease obligations was approximately $1,405,000.

The Company had book overdrafts of approximately $2,279,000 and $1,675,000 at September 30, 2007 and December 31, 2006, respectively. The Company classifies book overdrafts within Accounts Payable on its Condensed Consolidated Balance Sheets.

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

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements:

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at September 30, 2007, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loans	Mortgages	Debt Interest	Supplemental Retirement Plan	Total
2007	440,536	168,252	131,643	46,967	134,140	140,146	1,061,684
2008	1,044,581	704,408	526,572	187,553	475,878	77,250	3,016,242
2009	886,801	702,765	526,572	189,896	376,806	107,250	2,790,090
2010	746,059	671,839	526,572	192,414	279,896	104,250	2,521,030
2011 & thereafter	1,794,812	238,059	1,009,260	2,213,749	802,738	482,083	6,540,701
	$4,912,789	$2,485,323	$2,720,619	$2,830,579	$2,069,458	$910,979	$15,929,747

Payments on the UDT mortgage note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above. The Company’s principal sources of funds are its operations and its revolving credit facility. Although the Company generated cash from operations in the year ended December 31, 2006 and through the first nine months of 2007, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At September 30, 2007, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes. However, the Company believes that the market risk of the debt is minimal.

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

UFP TECHNOLOGIES, INC.

November 9, 2007	By: /s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly
Chairman, Chief Executive Officer,
President, and Director
(Principal Executive Officer)

November 9, 2007	By: /s/ Ronald J. Lataille
Date	Ronald J. Lataille
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002