Form 10-K
period 2007-12-31
UFP TECHNOLOGIES INC
filed 2008-03-27
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “ large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22,264,796, based on the closing price of $5.11 on that date as reported on the Nasdaq Capital Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 29, 2008, there were 5,483,525 shares of common stock, $0.01 par value per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders.	Part III

PART I

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “estimate” and other expressions which are predictions of or indicate future events and trends and which do not relate to historical matters identify forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

Examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company’s packaging customers, (ii) actions by the Company’s competitors and the ability of the Company to respond to such actions, (iii) the ability of UFP Technologies, Inc. (the “Company” or “UFPT”) to obtain new customers, (iv) the ability of the Company to fulfill its obligations on long-term contracts, and (v) the ability of the Company to execute and integrate favorable acquisitions.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  The Company’s forward-looking statements set forth in this report represent estimates and assumptions only as of the date that they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

ITEM 1.          BUSINESS

The Company’s principal executive offices are located at 172 East Main Street, Georgetown, Massachusetts 01833; telephone number 978-352-2200; corporate website www.ufpt.com.  We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as practicable after we electronically file such material with, or furnish it to the Securities and Exchange Commission.  The information found on our website is not part of this or any other report we file with or furnish to the SEC.

The Company designs and manufactures engineered packaging solutions utilizing molded fiber, vacuum-formed plastics, and molded and fabricated foam plastic products.  The Company also designs and manufactures engineered component products using laminating, molding, and fabricating technologies.  The Company serves a myriad of manufacturing sectors, but specifically targets opportunities in the automotive, computer and electronics, medical, aerospace and defense, industrial, and consumer markets.

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

Unless the context otherwise requires, the term “Company” or “UFPT” refers to UFP Technologies, Inc. and its wholly-owned subsidiaries: Moulded Fibre Technology, Inc. (“MFT”), Simco Technologies, Inc. and Simco Automotive Trim, Inc. (collectively “Simco”), and United Development Company Limited (“UDT”), of which the Company owns 26.32%.  Effective January 18, 2008, the term “Company” or “UFPT” also includes Stephenson & Lawyer, Inc.(“S&L”), the Company’s wholly-owned subsidiary.

Market Overview

Packaging

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

The higher volume consumer packaging market is generally characterized by annual production volumes in excess of 50,000 pieces. Typical goods in this market include toys, light electronics, computers and computer peripherals, stereo equipment, and small appliances. These goods generally do not require as high a level of shock and vibration protection as goods in the low volume, high fragility market. The principal materials used to package these goods include various molded, rigid and foamed plastics, such as expanded polystyrene foam (EPS), vacuum-formed polystyrene (PS) and polyvinyl chloride (PVC), and corrugated die-cut inserts that generally are less protective and less expensive than resilient foams and molded fiber.

Component Products

Component Products applications of foam and other types of plastics are numerous and diverse. Examples include automotive interior components, medical devices, toys, gaskets, health and beauty products, and carrying cases. Cross-linked polyethylene foams have many of the same properties as traditional polyethylene foams, including light weight, durability, resiliency and flexibility. Cross-linked foams have many advantages over traditional foams, including the ability to be thermoformed (molded), availability in vibrant colors, a fine cell structure providing improved esthetics and lower abrasiveness, and enhanced resistance to chemicals and ultraviolet light. Certain grades of cross-linked foams can be radiation-sterilized and have been approved by the U.S. Food and Drug Administration for open wound skin contact.

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

In order to provide packaging that complies with all regulations regardless of a product’s destination, manufacturers seek packaging materials that meet both environmentally related demands and performance specifications. Some packaging manufacturers have responded by reducing product volume and ultimate waste product disposal through reengineering traditional packaging products; adopting new manufacturing processes; participating in recovery and reuse systems for resilient materials that are inherently reusable; creating programs to recycle packaging following its useful life; and developing materials that use a high percentage of recycled content in their manufacture.  Wherever feasible, the Company employs one or more of these techniques to create environmentally responsible packaging products.

Products

The Company’s products include foam, plastic, and fiber packaging products, and component products.

Packaging Products

The Company designs, manufactures and markets a broad range of packaging products primarily using polyethylene, polyurethane and cross-linked polyethylene foams and rigid plastics. These products are custom-designed and fabricated or molded to provide protection for less durable, higher value items, and are primarily sold to original equipment and component manufacturers.

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

The Company’s molded fiber products provide customers with packaging solutions that are more responsive to stringent environmental packaging regulations worldwide and meet the demands of environmentally-aware consumers while simultaneously meeting customer cost and performance objectives.

Component Products

The Company specializes in engineered products that use the Company’s close tolerance manufacturing capabilities and its expertise in various foam materials and lamination techniques, and the Company’s ability to manufacture in clean room environments. The Company’s component products are sold primarily to customers in the automotive, sporting goods, medical, beauty, leisure and footwear industries. These products include interior trim parts for automobile components,  medical diagnostic equipment, abrasive nail files and other beauty aids, anti-fatigue mats, and shock absorbing inserts used in athletic and leisure footwear.

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

The Company benefits from its ability to custom design its own proprietary manufacturing equipment in conjunction with its machinery suppliers. For example, the Company has custom-designed its own lamination machines, allowing the Company to achieve adhesive bonds between cross-linked foam and fabric and other materials that do not easily combine. These specialty laminates typically command higher prices than traditional foam products.

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

The top customer in the Company’s Component Products segment, Recticel Interiors North America, comprised 31% of that segment’s total sales and 18% of the Company’s total sales for the year ended December 31, 2007.  The top customer in the Packaging segment, BAE Systems, comprised 11% of that segment’s total sales and 5% of the Company’s total sales for the year ended December 31, 2007.  The loss of either Recticel or BAE as a customer would have a material adverse effect on the Company.

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

Cushion foam packaging products that do not utilize cross-linked foam are fabricated by cutting shapes from blocks of foam using specialized cutting tools, routers, waterjets and hot wire equipment, and assembling these shapes into the final product using a variety of foam welding or gluing techniques. Products can be used on a stand-alone basis or bonded to another foam product or other material such as a corrugated medium.

Laminated products are produced through a process whereby the foam medium is heated to the melting point. The heated foam is then typically bonded to a non-foam material through the application of mechanical pressure.

Molded fiber products are manufactured by vacuum forming a pulp of recycled or virgin paper materials onto custom engineered molds. With the application of vacuum and air, the molded parts are pressed and transferred to an in-line conveyorized dryer from which they exit ready for packing or subsequent value-added operations.

The Company does not manufacture any of the raw materials used in its products. With the exception of certain grades of cross-linked foam and technical polyurethane foams, these raw materials are available from multiple supply sources. Although the Company relies upon a limited number of suppliers for cross-linked foam, the Company’s relationships with such suppliers are good, and the Company expects that these suppliers will be able to meet the Company’s requirements for cross-linked foam. Any delay or interruption in the supply of raw materials could have a material adverse effect on the Company’s business.

Research and Development

The Company’s engineering personnel continuously explore design and manufacturing techniques as well as new innovative materials to meet the unique demands and specifications of its customers. Because the Company’s products tend to have relatively short life cycles, research and development is an integral part of the Company’s ongoing cost structure.

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

The component products industry is also highly competitive. The Company’s component products face competition primarily from smaller companies that typically concentrate on production of component products for specific industries. The Company expects that additional companies will enter the market as it expands. The Company believes that its access to a wide variety of materials, its engineering expertise, its ability to combine foams with other materials such as plastics and laminates, and its ability to manufacture products in a clean room environment will enable it to continue to compete effectively in the engineered component products market. The Company’s component products also compete with products made from a wide range of other materials, including rubber, leather and other foams.

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

Environmental Considerations

In addition to offering molded fiber packaging products made from recycled paper derived primarily from post-consumer newspaper waste, the Company actively promotes its philosophy of reducing product volume and resulting post-user product waste. The Company designs products to provide optimum performance with minimum material. In addition, the Company participates in a recovery and reuse program for certain of its plastic packaging products. The Company is aware of public support for environmentally responsible packaging and other products.  Future government action may impose restrictions affecting the industry in which the Company operates. There can be no assurance that any such action will not adversely impact the Company’s products and business.

Backlog

The Company’s backlog, as of February 17, 2008, and February 16, 2007, totaled approximately $10.7 million and $7.1 million, respectively, for the Packaging segment, and $26.2 million and $25.3 million, respectively, for the Component Products segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty.  The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period.

Employees

As of February 8, 2008,  the Company had a total of 614 full-time employees (as compared to 531 full-time employees as of February 8, 2007), with 355 full-time employees in the Component Products segment (25 in engineering, 271 in manufacturing operations, 26 in marketing, sales and support services, and 33 in general and administration) and 259 full-time employees in the Packaging segment (29 in engineering, 192 in manufacturing, 20 in marketing, sales and support services, and 18 in general and administration).  The 614 full-time employees include employees of S&L.  The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

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

A limited number of customers typically represent a significant percentage of our revenues in any given year.  Our top ten customers represent approximately 44% of our total revenues in both 2007 and 2006.  For example, during the fourth quarter of 2004, we launched our $95 million automotive program.  This program accounted for approximately 31% and 30%, respectively, of our Component Products segment sales and approximately 18% of our total sales in 2007 and 2006.  Based on our current sales forecasts, we expect this program to account for significant portions of our overall sales over the next four years.  However, we cannot guarantee that we will realize the full potential value of this program.  The program relies upon a contract that is terminable by the customer for any reason, subject to a cancellation charge.  If the customer’s needs decrease over the course of the contract, our estimated revenues from this contract may also decrease.  Even if we generate revenue from the project, we cannot guarantee that the project will be profitable, particularly if revenues from the contract are less than expected.  Moreover, automotive suppliers like this customer often take advantage of lower volume in the summer to shut down production to service machinery and tools, typically during a portion of the month of July.  We expect this practice to continue.  This could cause our quarterly operating results to fluctuate and have a material adverse effect on our business and financial results.  Our revenues are directly dependent on the ability of our customers to develop, market, and sell their products in a timely, cost-effective manner.  The loss of a significant portion of our expected future sales to any of our large customers would, and a material adverse change in the financial condition of any of these customers could, have a material adverse effect on our business, financial condition and financial results.

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

We use electricity and natural gas at our manufacturing facilities and to operate our equipment. Over the past several years, prices for electricity and natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, or a natural disaster such as the recent hurricanes and related flooding in the oil producing region of the Gulf Coast of the United States, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally as well as an increase in cost of our raw materials, of which many are petroleum-based.  In addition, increased energy costs negatively impact our freight costs due to higher fuel prices.  Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a material adverse effect upon our business and results of operations.

Our Packaging segment may lose business if our customers shift their manufacturing offshore.

Historically, geography has played a large factor in the packaging business.  Manufacturing and other companies shipping products typically buy packaging from companies that are relatively close to their manufacturing facilities to increase shipping efficiency and decrease costs.  As many U.S. companies move their manufacturing operations overseas, particularly to the Far East, the associated packaging business often follows.  We have lost customers in the past and may lose customers again in the future as a result of customers moving their manufacturing facilities offshore, then hiring our competitors that operate packaging-production facilities perceived to be more territorially advantageous.  As a result, our sales may suffer, which could have a material adverse effect upon our business and results of operations.

Failure to retain key personnel could impair our ability to execute our business strategy.

The continuing service of our executive officers and essential engineering, technical and management personnel, together with our ability to attract and retain such personnel, is an important factor in our continuing ability to execute our strategy. There is substantial competition to attract such employees, and the loss of any such key employees could have a material adverse effect on our business and operating results. The same could be true if we were to experience a high turnover rate among engineering and technical personnel and we were unable to replace them.

Members of our board of directors and management who also are our stockholders exert significant influence over us.

Based on information made available to us, we believe that our executive officers, directors and their affiliates collectively owned approximately 18.3% of our outstanding shares of common stock as of June 29, 2007.  As a result, those stockholders may, if acting together, control or exert substantial influence over actions requiring stockholders’ approval, including elections of our directors, amendments to our certificate of incorporation, mergers, sales of assets or other business acquisitions or dispositions.

We may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause us to not realize anticipated benefits.

Our business strategy includes the potential acquisition of businesses and entering into joint ventures and other business combinations that we expect will complement and expand our business.  For example, on January 18, 2008, we acquired Stephenson & Lawyer, Inc., as discussed in Note 18 of the “Notes to Consolidated Financial Statements.”  We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. Our identification of suitable acquisition candidates and joint venture opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing future acquisitions or joint ventures, we may be required to expend significant funds, incur additional debt or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions or joint ventures that we complete. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. For example, we cannot assure that we will be able to successfully integrate Stephenson & Lawyer, Inc. on a timely basis, if at all.  Our failure to identify suitable acquisition or joint venture opportunities may restrict our ability to grow our business.

As a public company, we need to comply with the reporting obligations of the Securities Exchange Act of 1934 and Section 404 of the Sarbanes-Oxley Act of 2002.  If we fail to comply with the reporting obligations of the Exchange Act and Section 404 of the Sarbanes-Oxley Act, or if we fail to maintain adequate internal controls over financial reporting, our business, results of operations and financial condition, and investors’ confidence in us, could be materially and adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. We may identify areas requiring improvement with respect to our internal control over financial reporting, and we may be required to design enhanced processes and controls to address issues identified. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.

Provisions of our corporate charter documents, Delaware law and our stockholder rights plan may dissuade potential acquirers, prevent the replacement or removal of our current management and may thereby affect the price of our common stock.

The board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders.  The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may  be issued in the future.  The issuance of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.  We have no present plans to issue shares of preferred stock.  Further, certain provisions of our certificate of incorporation, bylaws, and Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving us.

We also have a stockholder rights plan designed to protect and maximize the value of our outstanding equity interests in the event of an unsolicited attempt to acquire us in a manner or on terms not approved by the board of directors and that would prevent stockholders from realizing the full value of their shares of our common stock. Its purposes are to deter those takeover attempts that the board believes are undesirable, to give the board more time to evaluate takeover proposals and consider alternatives, and to increase the board’s negotiating position to maximize value in the event of a takeover. The rights issued pursuant to the plan are not intended to prevent all takeovers of our company.  However, the rights may have the effect of rendering more difficult or discouraging our acquisition. The rights may cause substantial dilution to a person or group that attempts to acquire us on terms or in a manner not approved by the board of directors, except pursuant to an offer conditioned upon the negation, purchase or redemption of the rights with respect to which the condition is satisfied.

Additional provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting common stock. These include provisions that classify our board of directors, limit the ability of stockholders to take action by written consent, call special meetings, remove a director for cause, amend the bylaws or approve a merger with another company.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, either alone or together with affiliates and associates, owns (or within the past three years did own) 15% or more of the corporation’s voting stock.

ITEM 2.              PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts(2)	57,600	(owned by the Company)	Headquarters, fabrication, molding, test lab, clean room, and engineering for Component Products segment
Grand Rapids, Michigan(3)	255,260	(owned by the Company)	Fabrication and engineering for the Component Products segment
Decatur, Alabama(1)	47,250	12/31/11	Fabrication and engineering for the Packaging segment
Decatur, Alabama	14,000	10/31/07	Warehousing and fabrication for the Packaging segment
Kissimmee, Florida(1), (2)	49,400	12/31/11	Fabrication, molding, test lab, and engineering for the Packaging segment
Miami, Florida	7,000	11/30/09	Warehousing and fabrication for the Packaging segment
Haverhill, Massachusetts	48,772	2/28/13	Flame lamination for the Component Products segment
Raritan, New Jersey	67,125	2/28/13	Fabrication, molding, test lab, clean-room, and engineering for the Packaging segment
Clinton, Iowa	30,000	12/31/14	Molded fiber operations for the Packaging segment
Clinton, Iowa	62,000	2/28/15	Molded fiber operations for the Packaging segment
Addison, Illinois	30,000	07/31/10	Fabrication and engineering for the Packaging segment
Addison, Illinois	15,000	06/30/10	Fabrication and engineering for the Packaging segment
Ventura, California	48,300	month-to- month	Fabrication and engineering for the Component Products segment
Atlanta, Georgia	47,000	04/30/11	Fabrication and engineering for the Component Products segment
Macomb Township, Michigan	70,703	12/31/08	Fabrication and engineering for the Component Products segment
El Paso, Texas	40,000	6/30/10	Warehousing and fabrication for the Packaging segment

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

(3)   Acquired as part of the Stephenson & Lawyer acquisition on January 18, 2008

ITEM 3.              LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

None.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

From July 8, 1996, until April 18, 2001, the Company’s Common Stock was listed on the Nasdaq National Market under the symbol “UFPT.”  Since April 19, 2001, the Company’s Common Stock has been listed on the Nasdaq Capital Market (formerly known as the Nasdaq Small Cap Market).  The following table sets forth the range of high and low quotations for the Common Stock as reported by Nasdaq for the quarterly periods from January 1, 2006, to December 31, 2007:

Fiscal Year Ended December 31, 2006	High	Low
First Quarter	$3.70	$2.22
Second Quarter	7.69	3.08
Third Quarter	7.99	4.88
Fourth Quarter	5.76	4.15

Fiscal Year Ended December 31, 2007	High	Low
First Quarter	$5.78	$4.41
Second Quarter	6.43	4.56
Third Quarter	5.88	4.45
Fourth Quarter	8.75	5.03

Number of Stockholders

As of February 19, 2008, there were 102 holders of record of the Company’s Common Stock.

Due to the fact that many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2007, although prior to becoming a public company in December 1993, the Company had from time to time paid cash dividends on its capital stock. The Company presently intends to retain all of its earnings to provide funds for the operation of its business, although it would consider paying cash dividends in the future.  The Company’s ability to pay dividends is subject to approval by its principal lending institution.

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

Each of these plans and their amendments have been approved by the Company’s stockholders.

Summary plan information as of December 31, 2007, is as follows:

	Number of shares of UFPT common stock to be issued (1)	Weighted average exercise price of outstanding options	Number of shares of UFPT common stock remaining available for future issuance
1993 Employee Plan	723,125	$2.30	300,043
1993 Director Plan	5,000	4.00	—
1998 Director Plan	375,683	3.13	118,196
Total Option Plans	1,103,808	$2.59	418,239

1998 Employee Stock Purchase Plan	—	—	96,951
2003 Equity Incentive Plan	272,000	—	690,645
Total All Stock Plans	1,375,808	—	1,205,835

(1)  Will be issued upon exercise of outstanding options or vesting of stock unit awards.

ITEM 6.              SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2007, is derived from the audited consolidated financial statements of the Company.  The consolidated financial statements for fiscal years 2004 and 2003 were audited by PricewaterhouseCoopers LLP.  The data should be read in conjunction with the consolidated financial statements and the related notes included in this report, and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data

	Years Ended December 31
	(in thousands, except per share data)
Consolidated statement of operations data:(1),(2)	2007	2006	2005	2004	2003 (3)(4)
Net sales	$93,595	93,749	83,962	68,624	60,902
Gross profit	22,810	19,237	14,601	13,971	10,724
Operating income (loss)	7,247	5,054	2,171	2,144	(1,508)
Net income (loss)	4,159	2,515	659	871	(1,516)
Diluted earnings (loss) per share	$0.71	0.45	0.14	0.17	(0.34)
Weighted average number of diluted shares outstanding	5,861	5,571	5,261	4,995	4,490

	Years Ended December 31
	(in thousands)
Consolidated balance sheet data:(1),(2)	2007	2006	2005	2004	2003
Working capital	$14,952	8,236	3,321	1,431	1,209
Total assets	45,553	39,037	44,000	39,632	36,749
Short-term debt and capital lease obligations	1,419	1,767	9,716	9,484	8,173
Long-term debt and capital lease obligations, excluding current portion	6,271	6,921	7,650	7,497	8,119
Total liabilities	21,310	20,412	29,239	25,846	24,058
Stockholders’ equity	$24,243	18,625	14,761	13,787	12,691

(1)	See Note 19 to the consolidated financial statements for segment information.
(2)	Amounts include the consolidation of United Development Company Limited, a 26.32%-owned real estate limited partnership. See Note 1 to the consolidated financial statements.
(3)	Amounts include restructuring charges of $1.4 million.
(4)	In years where the Company reported a net loss, basic and diluted earnings per share and weighted average shares outstanding are the same.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “plan,” “estimate” and other expressions, which are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements. The Company’s plans, described below, to execute a program that launched in the fourth quarter of 2004 for an automotive supplier that could be as large as $95 million is an example of a forward-looking statement.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.

The $95 million revenue value of the automotive contract is an estimate, based on the automotive supplier’s projected needs.  The Company cannot guarantee that it will fully benefit from this contract, which is terminable by the automotive supplier for any reason, subject to a cancellation charge that includes, among others, a provision whereby the customer will reimburse the Company for its total capital investment less any depreciation taken.  The Company’s revenues from this contract are directly dependent on the ability of the automotive supplier to develop, market and sell its products in a timely, cost-effective manner.  If the automotive supplier’s needs decrease over the course of the contract, the Company’s estimated revenues from this contract may also decrease.  Even if the Company generates revenue from the project, the Company cannot guarantee that the project will be profitable, particularly if revenues from the contract are less than expected.  Other examples of these risks, uncertainties and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company’s packaging customers; (ii) actions by the Company’s competitors and the ability of the Company to respond to such actions; (iii) the ability of the Company to obtain new customers; and (iv) the ability of the Company to execute and integrate favorable acquisitions.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Investment in and Advances to Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In compliance with the provisions of FIN 46(R), the Company has consolidated the financial statements of UDT for all periods presented, because–when including related party ownership–the Company effectively owns greater than 50% of UDT.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s consolidated statements of operations:

	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	75.6	79.5	82.6
Gross profit	24.4	20.5	17.4
Selling, general and administrative expenses	16.7	15.1	14.8
Operating income	7.7	5.4	2.6
Total other expenses, net	0.5	1.1	1.6
Income before income taxes	7.2	4.3	1.0
Income tax expense	2.8	1.6	0.2
Net income	4.4	2.7	0.8

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics and fiber products.  The Company serves a myriad of markets, but specifically targets opportunities in the automotive, computers and electronics, medical, aerospace and defense, industrial and consumer markets.

Despite soft sales in the first half of 2007, the Company significantly improved its profit margins throughout the year, enabling it to generate record annual earnings.  The Company attributes its profit margin improvements to improvements in the quality of its book of business and reductions in manufacturing costs.  Efforts to further improve the quality of its book of business and reduce manufacturing costs remain key tenets of the Company’s strategic business plan.

On January 18, 2008, the Company acquired Stephenson & Lawyer, Inc., a Grand Rapids, Michigan-based foam fabricator.  Operating out of a 255,000-square-foot manufacturing plant, S&L specializes in the fabrication of technical urethane foams.  In addition to significantly adding to the Company’s real estate, S&L brings to the Company access to this family of foams, modern manufacturing capabilities and a seasoned management team.  The acquisition is an example of the Company’s dual strategy of growing its top line organically through a focused marketing plan as well as through strategic acquisitions.

2007 Compared to 2006

The Company’s net sales decreased slightly to $93.6 million for the year ended December 31, 2007, from $93.7 million in 2006.  While 2007 sales were virtually the same as sales in 2006, there was a shift in product mix.  Sales in the Component Products segment decreased approximately 4.2%, largely due to shrinking sales to the automotive market.   The Company attributes the reduction in automotive sales to the end of certain programs in its Michigan plant, as well as the maturing of its large southeast automotive program. Sales to the automotive industry declined by approximately $1.9 million.  The decline was largely offset by an approximately 4.8% increase in Engineered Packaging segment sales.  The Company attributes this increase primarily to approximately $1.3 million in increased sales of case insert products to key accounts.

Gross profit as a percentage of sales (“Gross Margin”) increased to 24.4% in 2007 from 20.5% in 2006.  The improvement in gross margin is primarily attributable to manufacturing efficiency initiatives, particularly in the Company’s automotive operations (Component Products segment).  The Company estimates that these initiatives in the automotive operations improved gross margins by approximately 2.0%.

Selling, General and Administrative Expenses (“SG&A”) increased 9.7% to $15.6 million for the year ended December 31, 2007, from $14.2 million in 2006.  As a percentage of sales, SG&A was 16.7% and 15.1% in the years ended December 31, 2007, and 2006, respectively.  The increase in SG&A spending is primarily attributable to increased sales resources of approximately $700,000 (across both business segments) as well as equity-based compensation resulting from the implementation of SFAS No. 123 (R) (Component Product and Packaging segments) of approximately $250,000.

Interest expense decreased to approximately $479,000 for the year ended December 31, 2007, from $964,000 in 2006.  The decrease in interest expense is primarily attributable to lower average borrowings partially offset by the impact of higher interest rates.

The Company recorded income tax expense of 38.3% and 37.3% for the years ended December 31, 2007, and 2006, respectively.  The higher effective tax rate for 2007 reflects a reduction in the amount of eligible research and development tax credits expected to be taken on the Company’s 2007 tax returns. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets will be realized, and has not recorded a tax valuation allowance at December 31, 2007.  The Company expects to utilize a significant amount of its federal NOLs when it prepares its 2007 tax returns.  The Company will continue to assess the realizability of deferred tax assets created by recording tax benefits on operating losses and, where appropriate, record a valuation allowance against these assets.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

2006 Compared to 2005

The Company’s net sales increased 11.7 % to $93.7 million for the year ended December 31, 2006, from $84 million in 2005.  Component Product sales increased 15.8% to $55.8 million in 2006, from $48.2 million in 2005.  The increase in sales is primarily due to increased sales from recently launched automotive programs, as well as strong demand from customers in the medical and military markets.  Packaging sales increased 6.4% to $38.0 million in 2006 from $35.7 million in 2005.  The increase in sales is primarily due to stronger demand for electronics packaging products and fiber packaging.

Gross profit as a percentage of sales (“Gross Margin”) increased to 20.5% in 2006, from 17.4% in 2005.  The improvement in gross margin is primarily attributable to the fixed portion of labor and overhead measured against higher sales in both the Component Product and Packaging segments, and the reduction in labor from 2005 when the Company incurred excess labor associated with the launch of several automotive programs.  The material portion of cost-of-sales was slightly higher as a percent of sales in 2006 due primarily to the new automotive programs accounting for a higher portion of sales.

Selling, General and Administrative Expenses (“SG&A”) increased 14.1% to $14.2 million for the year ended December 31, 2006, from $12.4 million in 2005.  As a percentage of sales, SG&A was 15.1% and 14.8% in the years ended December 31, 2006, and 2005, respectively.  The increase in SG&A spending is primarily attributable to equity-based compensation resulting from the implementation of SFAS No. 123 (R) (Component Product and Packaging segments), increased corporate governance and compliance costs (Component Product and Packaging segments) and incremental SG&A within the automotive business unit (Component Product segment).

Interest expense decreased to $964,000 for the year ended December 31, 2006, from approximately $1,041,000 in 2005.  The decrease in interest expense is primarily attributable to lower average borrowings partially offset by the impact of higher interest rates.

The Company recorded income tax expense of 37% and 24% for the years ended December 31, 2006, and 2005, respectively.  The low effective tax rate for 2005 reflects research and development tax credits taken on the Company’s tax returns. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets will be realized, and has not recorded a tax valuation allowance at December 31, 2006.  The Company expects to utilize a significant amount of its federal NOLs when it prepares its 2006 tax returns.  The Company will continue to assess the realizability of deferred tax assets created by recording tax benefits on operating losses and, where appropriate, record a valuation allowance against these assets.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements and growth plan through internally generated cash, bank credit facilities and long-term capital leases.

As of December 31, 2007, and 2006, working capital was approximately $14,952,000 and $8,236,000, respectively.  The increase in working capital is primarily attributable to an increase in cash of approximately $8.0 million due to strong cash flow in 2007, partially offset by an increase in accounts payable of approximately $1.1 million due to the timing of year-end check runs and an increase in accrued taxes and other expenses of approximately $760,000 due largely to an increased federal income tax liability.  Cash provided from operations was approximately $10.1 million and $12.1 million in 2007 and 2006, respectively.  The primary reason for the decrease in cash generated from operations in 2007 is a $3.8 million collection of accounts receivable from December 31, 2005, to December 31, 2006, the majority of which was derived from the customer of a new automotive program partially offset by an increase in net income of approximately $1.6 million.  Net cash used in investing activities in 2007 was approximately $2.1 million and was used primarily for the acquisition of new manufacturing equipment as well as the cost of a new roof  for the Company’s manufacturing plant in Florida (included in $394,000 in cash used in investing activities by UDT).  In 2006, the Company spent approximately $300,000 for the acquisition of substantially all of the assets of Stephen Packaging.

On February 28, 2003, the Company obtained a credit facility, which has been amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a seven-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that  is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under the revolving credit facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  For example, as of December 31, 2007, based upon no revolving credit facility borrowings outstanding and collateral levels, the Company had availability of $12.9 million of credit under this facility.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1.0% to 1.5%, depending upon Company performance.  All borrowings at December 31, 2007, had interest computed at Prime or LIBOR plus 1.0%.  Under the amended credit facility, the Company is subject to certain financial covenants, including maximum capital expenditures and minimum fixed-charge coverage.  As of December 31, 2007, the Company was in compliance with all of these covenants.  The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011.  At December 31, 2007, the interest rate on these facilities ranged from 5.9% to 7.3%.

As a result of the consolidation of UDT, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, was included within long-term debt in the December 31, 2006 consolidated financial statements.  On May 22, 2007, this note was refinanced.  The remaining principal balance of $388,356 on the old note was paid in full.  The new note is secured by the Florida facility and has a principal balance of $786,000.  The note calls for 180 monthly payments of $7,147.  The interest rate is fixed at approximately 7.2%.  The additional funds of approximately $400,000 were used to fund building improvements in the Florida facility.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not a guarantor and is not subject to any financial covenants under this mortgage note.  The outstanding balance on this note at December 31, 2007, is $768,744.

In addition to the above credit facilities, the Company has capital lease debt of $2,317,072 as of December 31, 2007.  These loans are secured by specific manufacturing equipment used by the Company and have remaining lives ranging from one to six years and bear interest at rates ranging from 7% to 8%.

The Company has no significant capital commitments in 2008, but plans on adding capacity to enhance operating efficiencies in its manufacturing plants.  The Company may consider the acquisition of companies, technologies or products in 2008, which are complementary to its business.  The Company believes that its existing resources, including its revolving credit facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the end of 2008.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

The Company’s primary credit facility expires in February 2009.  During 2008, the Company plans to extend the term of its primary credit facility or secure a new credit facility.  Although the Company believes it will be successful in accomplishing this objective, there can be no assurances that such financing will be available at favorable terms, if at all.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the Company’s contractual obligations at December 31, 2007, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loans	Mortgage Loan	UDT Mortgage	Debt Interest	Supplemental Retirement	Total
2008	1,761,199	704,408	526,572	156,000	31,685	475,879	148,000	$3,803,743
2009	1,353,216	702,765	526,572	156,000	33,896	376,805	105,000	$3,254,254
2010	1,105,329	671,839	526,572	156,000	36,417	279,896	101,000	$2,877,053
2011	830,468	238,060	526,572	156,000	39,120	196,997	80,100	$2,067,317
2012 & thereafter	1,449,216	—	482,688	1,391,000	627,626	300,806	331,000	$4,582,336
	$6,499,428	$2,317,072	$2,588,976	$2,015,000	$768,744	$1,630,383	$765,100	$16,584,703

Payments on the United Development Company Limited note are funded through rent payments made by the Company on the Company’s Alabama and Florida facilities.

The Company requires cash to pay its operating expenses, purchase capital equipment and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the year ended December 31, 2007, it cannot guarantee that its operations will generate cash in future periods.

The Company does not believe that inflation has had a material impact on its results of operations in the last three years.

Critical Accounting Policies

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring and contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions, both in general and specifically in relation to the packaging industry, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The Company recognizes revenue at the time of shipment when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable and the Company is reasonably assured of collecting.  If a loss is anticipated on any contract, a provision for the entire loss is made immediately.  Determination of these criteria, in some cases, requires management’s judgments.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue for any reporting period could be adversely affected.

Long-Lived Assets and Intangible Assets

Intangible assets include patents and other intangible assets.  Intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from eight to 14 years. Indefinite-lived intangible assets are tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that their value may be reduced.

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

Inventory

The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  The Company fully reserves for inventories deemed obsolete.  The Company performs periodic reviews of all inventory items to identify excess inventories on hand by comparing on hand balances to anticipated usage using recent historical activity, as well as anticipated or forecasted demand, based upon sales and marketing inputs through its planning systems.  If estimates of demand diminish or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required with a resulting charge to operations.

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

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates and equity prices.  At December 31, 2007, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has four debt instruments where interest is based upon the Prime rate (and/or LIBOR) and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 15, in this Report.

ITEM 9.                                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

(a)          The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)         The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2007, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in  Internal Control — Integrated Framework.  Based on the assessment, the management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)          There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

On  February 8, 2008, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of UFP Technologies, Inc. (the “Company”) approved increases in the base salaries of its named executive officers effective January 1, 2008.  The following table sets forth the new base salaries of each of the Company’s named executive officers.

Name and Title	2008 Base Salary (effective January 1, 2008)
R. Jeffrey Bailly, President, Chief Executive Officer and Chairman	$315,000

Ronald J. Lataille, Vice President, Treasurer and Chief Financial Officer	$210,000

Richard LeSavoy, Vice President of Manufacturing	$210,000

Mitchell C. Rock, Vice President of Sales and Marketing	$195,000

Daniel J. Shaw, Jr., Vice President of Product Development	$160,000

Also on February 8, 2008, the Compensation Committee approved the terms of a discretionary cash bonus plan for Mr. R. Jeffrey Bailly.  Under the cash bonus plan, Mr. Bailly shall be entitled to receive an amount of up to $47,250 in cash, based on his achievement during 2008 of individual performance criteria established by the Compensation Committee.  The Compensation Committee retained sole discretion over all matters relating to the potential cash bonus payment, including, without limitation, the decision to pay any bonus, the amount of the bonus, if any, up to the $47,250 maximum amount, and the ability to make changes to any performance measures or targets.

On  February 21, 2008, the Compensation Committee approved the grant of stock unit awards to certain executive officers of the Company as indicated below.  The grants of stock unit awards were made under and pursuant to the Company’s 2003 Equity Incentive Plan, as amended.  Subject to the terms of the Company’s 2003 Equity Incentive Plan and the stock unit award agreement evidencing such award, each stock unit award provides the recipient with the right to receive one share of common stock of the Company.  Recipients of the stock unit awards will have no rights as stockholders of the Company, including, without limitation, the right to vote or to receive dividends, until and to the extent any applicable performance objectives have been satisfied, such stock unit awards have vested, and the issuance of the shares of common stock in respect of the stock unit awards has been appropriately evidenced.

	Number of Stock Unit Awards	Number of Stock Unit Awards	Number of Stock Unit Awards
Name and Title of Recipient of Stock Unit	Upon attainment of “Threshold” Operating Income	Upon attainment of “Target” Operating Income	Upon attainment of “Exceptional” Operating Income
Awards	“A”	“B”	“C”

Ronald J. Lataille, Vice President, Treasurer and Chief Financial Officer	6,000	6,000	6,000

Richard LeSavoy, Vice President of Manufacturing	6,000	6,000	6,000

Mitchell C. Rock, Vice President of Sales and Marketing	6,000	6,000	6,000

Daniel J. Shaw, Jr., Vice President of Product Development	5,000	5,000	5,000

The stock unit awards listed in columns “A,” “B” and “C” above are subject to (i) time-based and continuous employment vesting requirements and (ii) the Company meeting certain financial performance objectives, described below (the “Performance Objectives”).  The Compensation Committee shall determine whether and to what extent any of the Performance Objectives have been achieved by the Company.  Such determination is currently expected to take place in February or March 2009.  Assuming achievement of any of the Performance Objectives, one-third of the applicable awards shall vest on the first anniversary of such determination by the Compensation Committee (i.e., they are expected to vest in February or March 2010), one-third of the applicable awards shall vest on the second anniversary of such determination (i.e., they are expected to vest in February or March 2011) and one-third of the applicable awards shall vest on the third anniversary of such determination (i.e., they are expected to vest in February or March 2012), provided that the recipient remains continuously employed by the Company through each such vesting date.

The Performance Objectives are based on the Company’s operating income for the Company’s fiscal year ended December 31, 2008, relative to specified operating income target amounts established by the Compensation Committee.  If the Company achieves the “threshold” operating income, then all of the stock unit awards listed in column “A” above will be eligible to become vested, subject to the time-based vesting and continuous employment requirements described above.  If the Company achieves the “target” operating income, then all of the stock unit awards listed in column “B” above (in addition to the stock unit awards listed in column “A” above) will be eligible to become vested, subject to the time-based vesting and continuous employment requirements described above.  To the extent the Company achieves in excess of the “target” operating income, stock unit awards listed in column “C” above (in addition to the stock unit awards listed in columns “A” and “B” above) will be eligible to become vested, subject to the time-based vesting and continuous employment requirements described above, based on a straight-line interpolation of the “target” operating income established by the Compensation Committee in increments of 20% of such stock unit awards, up to the maximum amount listed in column “C” above, which represents “exceptional” operating income, as established by the Compensation Committee.

Any unvested stock unit awards shall terminate upon the cessation of a recipient’s employment with the Company.  In the event of a change in control of the Company (as defined in the stock unit award agreement evidencing the award) at any time following the completion of the Company’s 2008 fiscal year, provided that the recipient has been continuously employed by the Company through the date immediately prior to the effective date of such Change of Control, then subject to achievement of any of the Performance Objectives, the applicable stock unit awards listed in each of columns “A,” “B” and “C” above, to the extent not already vested, shall become fully vested immediately prior to the effective date of such change in control.

The above description of the stock unit awards is qualified in its entirety by reference to the text of the stock unit award agreement evidencing such awards, a copy of the form of which is attached as Exhibit 10.30 and is incorporated herein in its entirety by this reference.

On March 26, 2008, Michael J. Ross notified the Company that he would not stand for re-election at the Company’s 2008 Annual Meeting of Stockholders.  Mr. Ross will continue to serve as a director of the Company through the Company’s 2008 Annual Meeting of Stockholders.  Mr. Ross has been a director of the Company since 1998 and currently serves on the Company’s Compensation Committee.

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

H-4**

10.01	Agreement between the Company and William H. Shaw.	A-10.08*, **

10.02	Agreement and Severance Agreement between the Company and Richard L. Bailly.	A-10.09*, **

10.03	Employee Stock Purchase Plan.	A-10.18**

10.04	1993 Combined Stock Option Plan, as amended.	I-10.19*, **

10.05	1993 Non-employee Director Stock Option Plan.	J-4.5**

10.06	Facility Lease between the Company and Raritan Associates.	A-10.22**

10.07	Facility Lease between the Company and Dana Evans d/b/a Evans Enterprises.	A-10.27**

10.08	Form of Indemnification Agreement for directors and officers of the Company.	A-10.30**

Number		Reference

10.09	Facility Lease between the Company and Clinton Area Development Corporation.	K-10.37**

10.10	Employment Agreement with R. Jeffrey Bailly dated April 4, 1995.	L-10.37*, **

10.11	Amended 1998 Employee Stock Purchase Plan.	M**

10.12	Facility Lease between the Company and Quadrate Development, LLC	N-10.43**

10.13	Amended 1998 Director Stock Option Incentive Plan	M*, **

10.14	Amended Facility Lease between the Company and United Development Company Limited.	O-10.27**

10.15	Amended Facility Lease between the Company and United Development Company Limited.	O-10.28**

10.16	Amended Facility Lease between the Company and Ward Hill Realty Associates, LLC, successors in interest to Evans Enterprises of South Beach	P-10.30**

10.17	Credit and Security Agreement between the Company and Fleet Capital Corporation	Q-10.31**

10.18	Facility Lease between Simco Automotive Trim, Inc. and Insite Atlanta, LLC	R-10.31**

10.19	Amended Credit and Security Agreement between the Company and Fleet Capital Corporation.	S-10.33**

10.20	Facility lease between the Company and Clinton Base Company LLC	G-10.34**

10.21	Second Amendment to the Credit Agreement between the Company and Fleet Capital Corporation	T-10.35**

10.22	Third Amendment to the Credit and Security Agreement between the Company and Bank of America	U-10.37**

10.23	1998 Employee Stock Purchase Plan as amended	V-10.38**

10.24	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan	W-10.40*,**

10.25	Executive Non-qualified Excess Plan	X-10.41*,**

10.26	UFP Technologies, Inc. 2003 Equity Incentive Plan as amended on March 22, 2007	Y-10.26*,**

10.27	Promissory note of United Development Company Limited in favor of Bank of America, N.A. dated May 22, 2007	Y-10.27

10.28	Employment Agreement with R. Jeffrey Bailly dated October 8, 2007	Z-10.28*,**

Number		Reference

10.29	Agreement and Plan of Merger dated as of January 14, 2008, among UFP Technologies, Inc., S&L Acquisition Corp., and Stephenson & Lawyer, Inc.	AA-10.29**

10.30	Form of 2008 Stock Unit Award Agreement under 2003 Incentive Plan	Filed herewith*

10.42	Amended facility lease between the Company and Rothbart Realty Co.	Filed herewith

10.43	Amended facility lease between the Company and Rothbart Realty Co.	Filed herewith

10.44	Amended facility lease between the Company and Quadrate Development, LLC	Filed herewith

10.45	Amended facility lease between the Company and Kessler Industries, Inc.	Filed herewith

10.46	Amended facility lease between the Company and Raritan Johnson Associates, LLC	Filed herewith

10.47	Amended facility lease between the Company and Ward Hill Realty Associates, LLC	Filed herewith

14.00	Code of Ethics	BB**

21.01	Subsidiaries of the Company.	Filed herewith

23.01	Consent of Carlin, Charron & Rosen, LLP	Filed herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

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

Y.      Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2007.  The number set forth herein is the number of the exhibit in said quarterly report.

Z.      Incorporated by reference to the Company’s Current Report on Form 8-K filed October 12, 2007.  The number set forth herein is the number of the Exhibit in said Report.

AA.  Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2008.  The number set forth herein is the number of the Exhibit in said Report.

BB.    Incorporated by reference to Appendix C to the Company’s Proxy Statement relating to the Company’s Annual Meeting of Stockholders on June 6, 2007.

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

UFP TECHNOLOGIES, INC.

Date:	March 27, 2008	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 27, 2008
R. Jeffrey Bailly	President, and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Vice President,	March 27, 2008
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Richard L. Bailly	Director	March 27, 2008
Richard L. Bailly

/s/ Michael J. Ross	Director	March 27, 2008
Michael J. Ross

/s/ Kenneth L. Gestal	Director	March 27, 2008
Kenneth L. Gestal

/s/ David B. Gould	Director	March 27, 2008
David B. Gould

/s/ Thomas W. Oberdorf	Director	March 27, 2008
Thomas W. Oberdorf

/s/ Marc Kozin	Director	March 27, 2008
Marc Kozin

/s/ David K. Stevenson	Director	March 27, 2008
David K. Stevenson

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements and Schedule

December 31, 2007 and 2006

With Reports of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

Page

Report of Independent Registered Public Accounting Firm, Carlin, Charron & Rosen, LLP, 2007, 2006 and 2005	F3

Consolidated Balance Sheets as of December 31, 2007 and 2006	F4

Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005	F5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005	F6

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	F7

Notes to Consolidated Financial Statements	F8

(1) Schedule

Schedule II - Valuation and Qualifying Accounts	F30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

UFP Technologies, Inc.

Georgetown, MA

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007.  Our audit also included the financial statement schedule for the years ended December 31, 2007 and 2006 as listed in the index at Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UFP Technologies, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Carlin, Charron & Rosen, LLP
Westborough, Massachusetts

March 19, 2008

UFP TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
Assets
Current assets:
Cash	$9,060,347	$1,017,122
Receivables, net	11,795,468	11,628,639
Inventories	5,876,626	5,929,677
Prepaid expenses	821,250	766,467
Deferred income taxes	1,021,320	1,032,281
Total current assets	28,575,011	20,374,186
Property, plant and equipment	38,269,142	37,212,463
Less accumulated depreciation and amortization	(28,777,323)	(27,075,279)
Net property, plant and equipment	9,491,819	10,137,184
Cash surrender value of officers life insurance	172,536	157,835
Deferred income taxes	188,650	1,387,353
Goodwill	6,481,037	6,481,037
Other assets	643,721	499,417
Total assets	$45,552,774	$39,037,012
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$714,256	$1,078,350
Current installments of capital lease obligations	704,408	688,991
Accounts payable	5,694,152	4,620,399
Accrued taxes and other expenses	6,510,216	5,749,949
Total current liabilities	13,623,032	12,137,689
Long-term debt, excluding current installments	4,658,464	4,603,977
Capital lease obligations, excluding current installments	1,612,664	2,317,072
Minority interest (Note 7)	583,533	616,157
Retirement and other liabilities	832,141	737,581
Total liabilities	21,309,834	20,412,476
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,375,381 shares in 2007 and 5,156,764 shares in 2006	53,754	51,568
Additional paid-in capital	11,768,799	10,311,682
Retained earnings	12,420,387	8,261,286
Total stockholders’ equity	24,242,940	18,624,536
Total liabilities and stockholders’ equity	$45,552,774	$39,037,012

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2007	2006	2005
Net sales	$93,595,140	$93,749,239	$83,962,457
Cost of sales	70,784,986	74,511,940	69,361,157
Gross profit	22,810,154	19,237,299	14,601,300
Selling, general and administrative expenses	15,562,800	14,183,117	12,430,515
Operating income	7,247,354	5,054,182	2,170,785
Other income (expense):
Interest expense	(479,171)	(963,982)	(1,041,714)
Equity in net income of unconsolidated partnership	15,038	15,037	12,531
Minority interest earnings	(72,370)	(87,298)	(305,037)
Other, net	32,500	(9,705)	30,734
Total other expense	(504,003)	(1,045,948)	(1,303,486)
Income before income tax provision	6,743,351	4,008,234	867,299
Income tax expense	2,584,250	1,493,361	208,208
Net income	$4,159,101	$2,514,873	$659,091
Net income per share:
Basic	$0.78	$0.50	$0.14
Diluted	$0.71	$0.45	$0.13
Weighted average common shares:
Basic	5,306,948	5,022,532	4,798,008
Diluted	5,861,420	5,571,068	5,260,569

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2007, 2006 and 2005

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2004	4,678,566	$46,786	$8,652,488	$5,087,322	$13,786,596
Employee Stock Purchase Plan	16,931	169	48,416	—	48,585
Stock issued in lieu of compensation	65,472	655	239,795	—	240,450
Exercise of stock options, net of shares presented for exercise	67,110	671	25,773	—	26,444
Net income	—	—	—	659,091	659,091
Balance at December 31, 2005	4,828,079	$48,281	$8,966,472	$5,746,413	$14,761,166
Employee Stock Purchase Plan	21,148	211	47,111	—	47,322
Stock issued in lieu of compensation	54,411	544	143,703	—	144,247
Share-based compensation	—	—	459,340	—	459,340
Exercise of stock options, net of shares presented for exercise	253,126	2,532	518,189	—	520,721
Windfall tax benefits	—	—	176,867	—	176,867
Net income	—	—	—	2,514,873	2,514,873
Balance at December 31, 2006	5,156,764	$51,568	$10,311,682	$8,261,286	$18,624,536
Employee Stock Purchase Plan	4,721	47	23,848	—	23,895
Stock issued in lieu of compensation	41,000	410	691,614	—	692,024
Share-based compensation	55,189	552	255,524	—	256,076
Exercise of stock options, net of shares presented for exercise	117,707	1,177	271,037	—	272,214
Windfall tax benefits	—	—	215,094	—	215,094
Net income	—	—	—	4,159,101	4,159,101
Balance at December 31, 2007	5,375,381	$53,754	$11,768,799	$12,420,387	$24,242,940

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2007	2006	2005
Cash flows from operating activities:
Net income	$4,159,101	$2,514,873	$659,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,815,021	3,059,702	2,936,691
Equity in net income of unconsolidated affiliate and partnership	(15,038)	(15,038)	(12,531)
Minority interest	72,376	87,298	305,037
(Gain) or loss on disposal of property, plant and equipment	(32,500)	9,705	—
Share-based compensation	692,024	459,340	—
Stock issued in lieu of compensation	256,076	144,247	240,450
Deferred income taxes	1,209,664	856,605	(97,899)
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	(166,829)	3,767,676	(3,480,842)
Inventories	53,051	598,132	(1,205,360)
Prepaid expenses	(54,783)	25,210	(80,983)
Accounts payable	531,704	(647,048)	1,335,525
Accrued taxes and other expenses	760,267	1,269,710	495,352
Retirement and other liabilities	94,560	41,801	(84,724)
Cash surrender value of officers life insurance	(14,701)	(17,700)	(14,209)
Other assets	(213,376)	(61,105)	12,801
Net cash provided by operating activities	10,146,617	12,093,408	1,008,399
Cash flows from investing activities:
Additions to property, plant and equipment	(2,100,584)	(1,515,533)	(1,109,995)
Payments received on affiliated partnership	15,038	15,038	12,531
Proceeds from sale of property, plant and equipment	32,500	30,000	—
Acquisition of assets of Stephen Packaging, Corp.	—	(309,229)	—
Net cash used in investing activities	(2,053,046)	(1,779,724)	(1,097,464)
Cash flows from financing activities:
Net borrowings (payments) under notes payable	—	(7,990,521)	67,051
Change in book overdrafts	542,049	(832,378)	1,061,594
Proceeds from long-term borrowings	786,000	—	731,388
Distribution to United Development Company Partners	(105,000)	(104,994)	(104,993)
Tax benefit from exercise of non-qualified stock options	215,094	176,867	—
Proceeds from sale of common stock	296,109	568,043	75,029
Principal repayment of long-term debt	(1,095,607)	(691,251)	(1,366,834)
Principal repayment of obligations under capital leases	(688,991)	(2,046,680)	(426,769)
Proceeds from refinancing capital leases	—	1,359,000	—
Net cash (used in) provided by financing activities	(50,346)	(9,561,914)	36,466
Net change in cash	8,043,225	751,770	(52,599)
Cash at beginning of year	1,017,122	265,352	317,951
Cash at end of year	$9,060,347	$1,017,122	$265,352

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

(1)       Summary of Significant Accounting Policies

UFP Technologies, Inc. (“the Company”) is an innovative designer and custom converter of foams, plastics and natural fiber products principally serving the automotive, computer and electronics, medical, aerospace and defense, consumer and industrial markets.  The Company was incorporated in the State of Delaware in 1993.

(a)                     Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc., its wholly owned subsidiaries, Moulded Fibre Technology, Inc., Simco Automotive Trim and Simco Automotive Technology.  The Company also consolidates United Development Company Limited, of which the Company owns 26.32% (see Note 7).  All significant inter-company balances and transactions have been eliminated in consolidation.

(b)                     Accounts Receivable

The Company periodically reviews the collectibility of its accounts receivable.  Provisions are established for accounts that are potentially uncollectible.  Determining adequate reserves for accounts receivable requires management’s judgment.  Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2007.

(c)                      Inventories

Inventories that include material, labor and manufacturing overhead are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory.  Provisions are established for potential obsolescence.  Determining adequate reserves for inventory obsolescence requires management’s judgment.  Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the reserve balances as of December 31, 2007.

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

Property, plant and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

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

(f)                        Revenue Recognition

The Company recognizes revenue at the time of shipment when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable and the Company is reasonably assured of collecting.  If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Determination of these criteria, in some cases, requires management’s judgments. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue for any reporting period could be adversely affected.

(g)                     Investments in Realty Partnership

The Company has invested in Lakeshore Estates Associates, a realty limited partnership.  The Lakeshore Estates investment is stated at cost, plus or minus the Company’s proportionate share of the limited partnerships’ income or losses, less any distributions received from the limited partnership.  The Company has recognized its share of Lakeshore Estates Associates’ losses only to the extent of its original investment in, and advances to, this partnership.  The Company’s book value in this investment is zero at December 31, 2007, and 2006, respectively.

(h)                     Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimated fair value of a reporting unit is determined using a discounted cash flow model. The Company completed its annual goodwill impairment test as of December 31, 2007, and determined that no goodwill was impaired.

(i)                        Intangible assets

Intangible assets include patents and other intangible assets.  Intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from eight to 14 years. Indefinite-lived intangible assets are tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that their value may be reduced.

(j)                        Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Company utilizes zero-balance disbursement accounts to manage its funds.  These accounts reflect negative cash balances as checks clear the banking system.  In accordance with accounting principles generally accepted in the United States of America, the negative cash book balances at the end of a period are reclassified to accounts payable.  At December 31, 2007, and 2006, the amounts reclassified were approximately $2.2 million and $1.7 million, respectively.

(k)                     Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

(m)                  Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 but does not believe that the adoption of SFAS No. 157 will have any material impact on its financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows, and results of operations.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  SFAS No. 141R is effective for the Company for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.  The Company is currently evaluating the future impacts and disclosures of this standard.

(n)                     Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, (“SFAS No. 123R”) “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The Company elected to adopt the modified prospective transition method as provided by SFAS No. 123R, and, accordingly, financial statement amounts for the periods prior to January 1, 2006, presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.  Under this application, the Company is required to record compensation cost for all share-based payments granted after the date of adoption based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and for the unvested portion of all share-based payments previously granted that remain outstanding, which were based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.  The Company expenses its share-based compensation on a straight-line basis over the requisite service period for each award.

The provisions of SFAS No. 123R apply to share-based payments made through several plans, which are described below.  The compensation cost that has been charged against income for those plans is as follows:

	Year Ended December 31
	2007	2006
Cost of sales	$—	$—
Selling, general & administrative expense	692,024	459,340
Total share-based compensation expense	$692,024	$459,340

The Company has recorded compensation expense of $106,616 for the year ended December 31, 2007, for options granted during the period.  The compensation expense was determined as the intrinsic fair market value of the options, using a lattice-based option valuation model with the assumptions noted as follows:

Year Ended December 31
	2007	2006
Expected volatility	76.7% to 89.3%	92.7% to 96.7%
Expected dividends	None	None
Risk-free interest rate	3.4% to 5.0%	4.7% to 5.1%
Exercise price	Closing price on date of grant	Closing price on date of grant
Imputed life	4.1 to 7.9 years (output in lattice-based model)	4.0 to 8.0 years (output in lattice-based model)

The weighted average grant date fair value of options granted during 2007 and 2006 was $2.38 and $2.51, respectively.

The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $263,000 and $175,000 for the years ended December 31, 2007, and 2006, respectively.

The Company did not recognize compensation expense for employee stock options for the year ended December 31, 2005, when the exercise price of the employee stock option equaled the market price of the underlying stock on the grant date.  The following table illustrates the effects on net income and earnings per share for the year ended December 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123 to share-based employee awards:

Year Ended
December 31, 2005
Net income as reported	$659,091
Total stock-based compensation expense determined under fair value-based method for all awards net of tax-related effects	(553,109)
Pro forma net income	$105,982
Basic net income per share as reported	0.14
Pro forma basic net income per share	0.02
Diluted net income per share as reported	0.13
Pro forma diluted net income per share	$0.02

The fair value of each option grant for options granted prior to January 1, 2006, is estimated on the date of grant, using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31, 2005
Expected term	6.8 years
Volatility	84.4%
Risk-free interest rate	4.08%
Dividend yield	0%

The weighted average fair value of options granted during 2005 was $2.39.

(o)                     Deferred Rent

The Company accounts for escalating rental payments on the straight-line basis over the term of the lease.

(p)                     Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales.  Amounts charged to customers pertaining to these costs are included as revenue.

(q)                     Research and Development

The Company, on a routine basis, incurs costs related to research and development activity.  These costs are expensed as incurred.  Approximately $982,000 was expensed in the 12-month period ended December 31, 2007.

(2)       Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Years Ended December 31
	2007	2006	2005
Interest	$486,826	$1,001,382	$1,022,314
Income taxes (refunds)–net	$322,824	$368,975	$81,019

Significant non-cash transactions:

	Years ended December 31
	2007	2006	2005
Property and equipment acquired under capital lease	$—	$691,705	$1,380,615
Windfall tax benefits	215,094	176,867	—
Shares presented for stock option exercises	—	(15,500)	(104,750)
Total non-cash transactions	$215,094	$853,072	$1,275,865

(3)       Receivables

Receivables consist of the following:

	December 31
	2007	2006
Accounts receivable–trade	$12,102,599	$11,969,616
Less allowance for doubtful receivables	(307,131)	(340,977)
	$11,795,468	$11,628,639

(4)       Goodwill and Other Intangible Assets

The Company completed its annual impairment test of goodwill in the fourth quarter of 2007, and determined that no goodwill was impaired.

At December 31, 2007, and December 31, 2006, the carrying value of the Company’s definite-lived intangible assets was $244,913 and $313,985, respectively, net of accumulated amortization.  Future amortization for years ended December 31 will be approximately:

2008	$69,000
2009	69,000
2010	69,000
2011	37,913
2012	—
Thereafter	—
Total:	$244,913

(5)                     Inventories

Inventories consist of the following:

	December 31
	2007	2006
Raw materials	$3,681,262	$3,796,380
Work in process	340,134	293,580
Finished goods	2,150,635	2,080,537
Reserve for obsolescence	(295,405)	(240,820)
	$5,876,626	$5,929,677

(6)                     Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31
	2007	2006
Land	$409,119	$409,119
Buildings and improvements	4,947,111	4,537,484
Leasehold improvements	1,849,216	1,821,944
Equipment	28,601,575	28,121,833
Furniture and fixtures	2,055,184	2,026,102
Construction in progress–equipment/buildings	406,937	295,981
	$38,269,142	$37,212,463

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $2,745,948, $3,003,070 and $2,902,329, respectively.

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

Included in the December 31 consolidated balance sheets are the following amounts related to UDT:

	December 31
	2007	2006
Cash	$165,361	$196,465
Net property, plant and equipment	1,408,264	1,084,241
Accrued expenses	12,900	48,666
Current and long-term debt	768,744	395,779

There was no impact on net income.

(8)       Indebtedness

As a component of consolidating UDT’s assets, the Company included $165,361 in cash at December 31, 2007.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

On February 28, 2003, the Company obtained a credit facility, which has been amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a seven-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that  is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under the revolving credit facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  For example, as of December 31, 2007, based upon no revolving credit facility borrowings outstanding and collateral levels, the Company had availability of $12.9 million of credit under this facility.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1.0% to 1.5%, depending upon Company performance.  All borrowings at December 31, 2007, had interest computed at Prime or LIBOR plus 1.0%.  Under the amended credit facility, the Company is subject to certain financial covenants, including maximum capital expenditures and minimum fixed-charge coverage.  As of December 31, 2007, the Company was in compliance with all of these covenants.  The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan and the $2.3 million mortgage are due November 21, 2011.  At December 31, 2007, the interest rate on these facilities ranged from 5.9% to 7.3%.

As a result of the consolidation of UDT, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, was included within long-term debt in the December 31, 2006, consolidated financial statements.  On May 22, 2007, this note was refinanced.  The remaining principal balance of $388,356 on the old note was paid in full.  The new note is secured by the Florida facility and has a principal balance of $786,000.  The note calls for 180 monthly payments of $7,147.  The interest rate is fixed at approximately 7.2%.  The additional funds of approximately $400,000 were used to fund building improvements in the Florida facility.  Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities.  The Company is not a guarantor and is not subject to any financial covenants under this mortgage note.  The outstanding balance on this note at December 31, 2007, is $768,744.

Long-term debt consists of the following:

	December 31
	2007	2006
Mortgage note	$2,015,000	$2,171,000
Notes payable, term loans	2,588,976	3,115,548
United Development Company mortgage	768,744	395,779
Total long-term debt	5,372,720	5,682,327
Less current installments	714,256	1,078,350
Long-term debt, excluding current installments	$4,658,464	$4,603,977

Aggregate maturities of long-term debt are as follows:

Year ending December 31:
2008	$714,256
2009	716,467
2010	718,985
2011	721,691
2012 and thereafter	2,501,321
	$5,372,720

(9)       Accrued Taxes and Other Expenses

Accrued taxes and other expenses consist of the following:

	December 31
	2007	2006
Compensation	$2,165,994	$1,666,949
Benefits	973,405	1,464,198
Paid time off	545,426	486,680
Other	2,825,391	2,132,122
	$6,510,216	$5,749,949

(10)     Income Taxes

The Company’s income tax (benefit) provision for the years ended December 31, 2007, 2006 and 2005 consists of approximately:

	Years Ended December 31
	2007	2006	2005
Current:
Federal	$983,000	$160,000	$—
State	391,000	300,000	122,000
	1,374,000	460,000	122,000
Deferred:
Federal	1,147,000	1,061,000	131,000
State	63,000	(28,000)	(45,000)
	1,210,000	1,033,000	86,000
Total income tax provision	$2,584,000	$1,493,000	$208,000

At December 31, 2007, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,784,000, and for state income tax purposes of approximately $808,000, which are available to offset future taxable income and expire during the federal tax years ending December 31, 2019 through 2024.

The future benefit of the net operating loss carryforwards acquired from Simco will be limited to approximately $300,000 per year in accordance with Section 382 of the Internal Revenue Code.  As of December 31, 2007, net operating loss carryforwards acquired from Simco for federal income tax purposes totaled $2,784,000.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are approximately as follows:

	December 31
	2007	2006
Deferred tax assets related to:
Equity-based compensation	$244,000	$—
Research and development credits	—	650,000
Compensation programs	278,000	195,000
Retirement liability	190,000	263,000
Net operating loss carryforwards	979,000	1,758,000
AMT tax	—	123,000
Reserves	243,000	357,000
Other	66,000	62,000
Total deferred tax assets	2,000,000	3,408,000
Deferred tax liabilities related to:
Excess of book over tax basis of fixed assets	339,000	617,000
Goodwill	434,000	364,000
Other	17,000	7,000
Total deferred tax liabilities	790,000	988,000
Net deferred tax assets	$1,210,000	$2,420,000

The amount recorded as net deferred tax assets as of December 31, 2007 and 2006 represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period.  The Company believes that the net deferred tax asset of $1,210,000 at December 31, 2007, is more likely than not to be realized in the carryforward period.  Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:

	Years Ended December 31
	2007	2006	2005
Computed “expected” tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	4.5	4.6	5.9
Officers life insurance	0.0	0.1	1.4
Meals and entertainment	0.3	0.3	3.0
R&D credits	(1.1)	(2.7)	(20.3)
Non-deductible ISO stock option expense	0.5	1.0	0.0
Other	0.1	0.0	0.0
Effective tax rate	38.3%	37.3%	24.0%

The impact on the Company’s 2005 effective tax rate from research and development credits is higher than usual due to true-up adjustments.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by the Internal Revenue Service since 2001 or by any states in connection with income taxes, with the exception of returns filed in the state of Michigan, which have been audited through 2004.  The tax returns for the years 2004 through 2006, and certain items carried forward from earlier years and utilized in those returns, remain open to examination by the IRS and various state jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company recognized no increase in the liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Federal State Tax
Gross UTB Balance at January 1, 2007	$235,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	325,000
Reductions for tax positions of prior years	—
Settlements	—
Reductions due to lapse of applicable statute of limitations	—
Gross UTB Balance at December 31, 2007	$560,000
Net UTB impacting the effective tax rate at December 31, 2007	$560,000

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of January 1, 2007, and December 31, 2007, respectively, are $235,000 and $560,000.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. At January 1, 2007, and December 31, 2007, accrued interest and penalties on a gross basis were zero and $115,000, respectively.

(11)     Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year.  Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year.  The weighted average number of shares used to compute both basic and diluted income per share consisted of the following:

	Years Ended December 31
	2007	2006	2005
Basic weighted average common shares outstanding during the year	5,306,948	5,022,532	4,798,008
Weighted average common equivalent shares due to stock options	554,472	548,536	462,561
Diluted weighted average common shares outstanding during the year	5,861,420	5,571,068	5,260,569

(12)     Stock Option and Equity Incentive Plans

Employee Stock Option Plan

The Company’s 1993 Employee Stock Option Plan (“Employee Stock Option Plan”), which is stockholder approved, provides long-term rewards and incentives in the form of stock options to the Company’s key employees, officers, employee directors, consultants and advisors.  The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Compensation Committee.  These options expire over five- to ten-year periods.

Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule.  At December 31, 2007, there were 723,125 options outstanding under the Employee Stock Option Plan.  Should stock options be issued under the Employee Stock Option Plan in the future, the Company will record compensation expense based upon the intrinsic fair market value of the stock options, using a lattice-based option valuation model.

Equity Incentive Plan

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Equity Incentive Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.  Two types of awards may be granted to participants under the Equity Incentive Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include Restricted Stock Unit Awards (“RSUs”), unrestricted or restricted stock, nonqualified options, performance shares or stock appreciation rights.  The Company determines the form, terms and conditions, if any, of any awards made under the Equity Incentive Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan was increased by 750,000 shares to 1,250,000 shares, effective June 6, 2007.  Through December 31, 2007,  287,355 shares of common stock have been issued under the Equity Incentive Plan, none of which have been restricted; an additional 272,000 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies.

Stock Purchase Plan

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan (the “Stock Purchase Plan”), which provides that all employees of the Company (who work more than 20 hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period) are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan, participants may have up to 10% of their base salaries withheld for the purchase of the Company’s Common Stock at 95% of the market value of the common stock on the last day of the offering period.  The offering periods are from January 1 through June 30 and from July 1 through December 31 of each calendar year.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  Through December 31, 2007, there were 303,049 shares issued under this plan.

Director Plans

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (the “1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full on the date of the grant and expire 10 years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At December 31, 2007, there were 5,000 options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock.  On June 2, 2004, the Company amended the 1998 Director Plan to increase the allowable amount to 725,000 shares.  These options become exercisable in full at the date of grant and expire 10 years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was frozen; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  At December 31, 2007, there were 375,683 options outstanding under the 1998 Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2004	1,175,537	$1.97
Granted	305,759	3.08
Exercised	(86,875)	1.51
Cancelled or expired	(18,875)	3.20
Outstanding December 31, 2005	1,375,546	$2.23
Granted	64,877	5.86
Exercised	(255,614)	2.10
Cancelled or expired	(28,750)	4.45
Outstanding December 31, 2006	1,156,059	$2.40
Granted	65,456	5.35
Exercised	(117,707)	2.31
Cancelled or expired	—	—
Outstanding December 31, 2007	1,103,808	$2.59	$5,257,661
Exercisable at December 31, 2007	$1,036,808	$2.48	$5,049,255
Vested and expected to vest at December 31, 2007	$1,103,808	$2.59	$5,257,661

The following is a summary of information relating to stock options outstanding and exercisable by price range as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 12/31/07	Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable as of 12/31/07	Weighted average exercise price
$0.00 - $0.99	50,000	4.1	$0.81	50,000	$0.81
$1.00 - $1.99	334,956	4.0	1.23	334,956	1.23
$2.00 - $2.99	347,184	5.1	2.50	347,184	2.50
$3.00 - $3.99	238,835	4.5	3.33	198,085	3.32
$4.00 - $4.99	7,500	2.8	4.71	3,750	4.48
$5.00 - $5.99	65,456	8.2	5.15	52,956	5.14
$6.00 - $6.99	59,877	7.9	6.15	49,877	6.07
	1,103,808	4.9	$2.59	1,036,808	$2.48

The total grant date fair value of stock options that vested during the 12 months ended December 31, 2007, and 2006 was approximately $304,000 and 702,000, respectively, each with a weighted average remaining contractual term of approximately six years.

During the years ended December 31, 2007, and 2006, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $357,426 and $883,417, respectively, and the total amount of consideration received from the exercise of these options was $272,214 and $537,665, respectively.

On February 26, 2007, the Company’s Compensation Committee approved the issuance of 25,000 shares of unrestricted common stock to the Company’s Chairman, Chief Executive Officer and President under the 2003 Equity Incentive Plan.  The shares will be issued on January 1, 2008.  Based upon the provisions of SFAS No. 123R, the Company has recorded compensation expense of $116,000 during the 12-month period ended December 31, 2007 based on the grant date price of $4.64 at February 26, 2007.

Beginning in 2006, RSUs have been granted under the 2003 Equity Incentive Plan to the executive officers of the Company.  The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company.  Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s stock price, and is charged to expense ratably during the service period.   No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested.  The following table summarizes information about stock unit award activity during the 12-month period ended December 31, 2007:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2005 and 2004	—	$—
Awarded	144,000	6.15
Shares distributed	—	—
Forfeited / cancelled	—	—
Outstanding at December 31, 2006	144,000	6.15
Awarded	144,000	4.91
Shares distributed	(16,000)	6.15
Forfeited / cancelled	—	—
Outstanding at December 31, 2007	272,000	$5.49

The Company recorded $364,977 and $205,404 in compensation expense related to these SUAs during the years ended December 31, 2007, and 2006, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2007, vest:

	Options	Common Stock	Restricted Stock Units	Total
2008	$100,692	$—	$427,624	$528,316
2009	$42,403	$—	$379,754	$422,157
2010	$22,682	$—	$223,318	$246,000
2011	$11,082	$—	$57,376	$68,458
	$176,859	$—	$1,088,072	$1,264,931

(13)     Preferred Stock

On January 13, 1999, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share on February 5, 1999, to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Share”), of the Company, at a price of $30.00 per one one-thousandth of a Preferred Share subject to adjustment and the terms of the Rights Agreement.

(14)     Supplemental Retirement Plan

The Company has a supplemental retirement plan for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment.  The Company recorded an expense of approximately $4,000, $111,000 and $42,000 for the years ended December 31, 2007, 2006 and 2005, respectively, in accordance with this plan, which includes both current costs and prior service costs for these individuals.  The present value of the supplemental retirement obligation has been calculated using an 8.5% discount rate.  Total projected future cash payments for the years ending December 31, 2008 through 2011 are approximately $148,000, $105,000, $101,000 and $80,100, respectively, and approximately $331,000 thereafter.

(15)     Commitments and Contingencies

(a)                      Leases – The Company has operating leases for certain facilities that expire through 2015.  Certain of the leases contain escalation clauses that require payments of additional rent, as well as increases in related operating costs.  The Company also leases various equipment under capital leases that expire through 2011.

Included in property, plant and equipment are the following amounts held under capital lease:

	December 31
	2007	2006
Equipment	$4,261,592	$4,539,977
Less accumulated depreciation	(2,213,238)	(1,695,186)
	$2,048,354	$2,844,791

Future minimum lease payments under noncancelable operating leases and the present value of future minimum lease payments under capital leases as of December 31, 2007, are as follows:

Years ending December 31:	Capital Leases	Operating Leases
2008	852,894	1,761,199
2009	798,979	1,353,216
2010	717,916	1,105,329
2011	244,251	830,468
Thereafter	—	1,449,216
Total minimum lease payments	$2,614,040	$6,499,428
Less amount representing interest	296,968
Present value of future minimum lease payments	2,317,072
Less current installments of obligations under capital leases	704,408
Obligations under capital lease, excluding current installments	$1,612,664

Rent expense amounted to approximately $2,464,000, $2,375,000 and $2,230,000  in 2007, 2006 and 2005, respectively.  Approximately $263,000, $244,000, and $244,000 in 2007, 2006 and 2005, respectively, was paid to United Development Company Limited (“UDT”), a real estate company of which the Company owns 26.32%, that owns the Decatur, Alabama, and Kissimmee, Florida, facilities. The 2007, 2006 and 2005 rent expense incurred from UDT has been eliminated in consolidation.

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

(16)              Employee Benefit Plans

The Company maintains a profit-sharing plan for eligible employees.  Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals as well as discretionary amounts determined by the Board of Directors, and amounted to approximately $590,000, $432,000 and $451,000, respectively, in 2007, 2006 and 2005.

The Company has a partially self-insured health insurance program that covers all eligible participating employees.  The maximum liability is limited by a stop loss of $75,000 per insured person, along with an aggregate stop loss determined by the number of participants.

During 2006, the Company established an Executive, Non-qualified “Excess” Plan (“the Plan”), which is a deferred compensation plan available to certain executives.  The Plan permits participants to defer receipt of part of their current compensation to a later date as part of their personal retirement or financial planning.  Participants have an unsecured contractual commitment by the Company to pay amounts due under the Plan.  There is currently no security mechanism to ensure that the Company will pay these obligations in the future.

The compensation withheld from Plan participants, together with investment income on the Plan, is reflected as a deferred compensation obligation to participants and is classified within accrued liabilities in the accompanying balance sheet.  At December 31, 2007, the balance of the deferred compensation liability totaled approximately $273,000.  The related assets, which are held in the form of a company-owned, variable life insurance policy that names the Company as the beneficiary, are classified within other assets in the accompanying balance sheet and are reported at cash surrender value, which was approximately $262,000 as of December 31, 2007.

(17)     Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a transaction between willing parties.

Cash and cash equivalents, accounts receivable, inventories, prepaid expenses, notes payable to bank, accounts payable and accrued expenses and payroll withholdings are stated at carrying amounts that approximate fair value because of the short maturity of those instruments.

Long-term debt and capital lease obligations are subject to interest rates currently offered to the Company; therefore, the historical carrying amount approximates fair value.

(18)              Subsequent Event

On January 18, 2008, the Company acquired 100% of the common stock of Stephenson & Lawyer, Inc., a Grand Rapids, Michigan-based foam fabricator.  S&L will be consolidated into the Company’s financial statements effective as of January 1, 2008.  Operating out of a 255,000-square-foot manufacturing plant, S&L specializes in the fabrication of technical urethane foams.  In addition to significantly adding to the Company’s real estate, S&L brings to the Company access to this family of foams, modern manufacturing capabilities and a seasoned management team.  Including a purchase price of $7,225,000 plus transaction costs, the total acquisition cost was $7,325,000.  The acquisition cost was allocated as follows:

Current assets	$5,768,000
Other assets	182,000
Property, plant and equipment	2,620,000
Current liabilities	(1,045,000)
Other liabilities	(200,000)
Net purchase price	$7,325,000

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

The top customer in the Company’s Component Products segment comprises 31% of that segment’s total sales and 18% of the Company’s total sales for the year ended December 31, 2007.  The top customer in the Company’s Packaging segment comprises 11% of that segment’s total sales and 5% of the Company’s total sales for the year ended December 31, 2007.

The results for the Packaging segment include the results of United Development Company Limited.

Financial statement information by reportable segment is as follows:

2007	Component Products	Packaging	Total
Sales	$53,782,483	39,812,657	$93,595,140
Operating income (loss)	4,767,544	2,479,810	7,247,354
Total assets	18,665,208	26,887,566	45,552,774
Depreciation / amortization	1,875,488	939,533	2,815,021
Capital expenditures	309,600	1,790,984	2,100,584
Interest expense	174,171	305,000	479,171
Goodwill	4,463,246	2,017,791	6,481,037

2006	Component Products	Packaging	Total
Sales	$55,757,985	37,991,254	$93,749,239
Operating income (loss)	2,833,743	2,220,439	5,054,182
Total assets	21,131,060	17,905,952	39,037,012
Depreciation / amortization	1,933,949	1,125,753	3,059,702
Capital expenditures	911,032	604,501	1,515,533
Interest expense	493,534	470,448	963,982
Goodwill	4,463,246	2,017,791	6,481,037

2005	Component Products	Packaging	Total
Sales	$48,218,839	35,743,618	$83,962,457
Operating income (loss)	(601,839)	2,772,624	2,170,785
Total assets	25,460,467	18,539,549	44,000,016
Depreciation / amortization	1,645,010	1,291,681	2,936,691
Capital expenditures	35,485	1,074,510	1,109,995
Interest expense	582,266	459,448	1,041,714
Goodwill	4,463,246	2,017,791	6,481,037

(20)     Quarterly Financial Information (unaudited)

	Q1	Q2	Q3	Q4
Year ended 12/31/2007
Net sales	$22,012,636	$23,180,140	$22,937,289	$25,465,075
Gross profit	4,599,482	5,784,955	5,302,277	7,123,440
Net income	521,420	976,967	883,279	1,777,435
Basic net income per share	0.10	0.18	0.17	0.33
Diluted net income per share	0.09	0.17	0.15	0.30

Year ended 12/31/2006
Net sales	$24,140,718	$24,533,970	$21,737,107	$23,337,444
Gross profit	4,878,826	5,289,301	4,176,799	4,892,373
Net income	573,594	700,544	395,515	845,220
Basic net income per share	0.12	0.14	0.08	0.16
Diluted net income per share	0.11	0.13	0.07	0.15

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2007, 2006, and 2005

Accounts receivable, allowance for doubtful accounts:

	2007	2006	2005

Balance at beginning of year	$340,977	$565,171	$543,317
Provision / Recoveries credited to expense	58,025	(36,292)	85,140
Write-offs and recoveries	(91,871)	(187,902)	(63,286)
Balance at end of year	$307,131	$340,977	$565,171

Inventory allowance for obsolescence:

	2007	2006	2005

Balance at beginning of year	$240,820	$262,154	$304,273
Provision	243,141	300,673	177,440
Write-offs and recoveries	(188,556)	(322,007)	(219,559)
Balance at end of year	$295,405	$240,820	$262,154

* * *