Form 10-Q
period 2008-03-31
UFP TECHNOLOGIES INC
filed 2008-05-13
CIK 914156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 2008

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

Yes  ☒;       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐;       No  ☒

5,505,278 shares of registrant’s Common Stock, $.01 par value, were outstanding as of April 18, 2008.

UFP Technologies, Inc.

PART I:      FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	31-Mar-2008	31-Dec-2007
	(unaudited)	(audited)
Assets
Current assets:
Cash	$2,482,655	$9,060,347
Receivables, net	14,990,595	11,795,468
Inventories	8,049,983	5,876,626
Prepaid expenses	1,337,251	821,250
Deferred income taxes	1,077,320	1,021,320
Total current assets	27,937,804	28,575,011
Property, plant and equipment	41,495,659	38,269,142
Less accumulated depreciation and amortization	(29,517,765)	(28,777,323)
Net property, plant and equipment	11,977,894	9,491,819
Cash surrender value of officers life insurance	172,536	172,536
Deferred income taxes	329,216	188,650
Goodwill	6,481,037	6,481,037
Other assets	1,004,033	643,721
Total assets	$47,902,520	$45,552,774
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$715,438	$714,256
Current installments of capital lease obligations	717,319	704,408
Accounts payable	6,063,200	5,694,152
Accrued taxes and other expenses	6,607,653	6,510,216
Total current liabilities	14,103,610	13,623,032
Long-term debt, excluding current installments	4,479,575	4,658,464
Capital lease obligations, excluding current installments	1,428,420	1,612,664
Minority interest	599,335	583,533
Retirement and other liabilities	1,206,200	832,141
Total liabilities	21,817,140	21,309,834
Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,499,028 shares at March 31, 2008, and 5,375,381 shares at December 31, 2007	54,990	53,754
Additional paid-in capital	12,461,862	11,768,799
Retained earnings	13,568,528	12,420,387
Total stockholders’ equity	26,085,380	24,242,940
Total liabilities and stockholders’ equity	$47,902,520	$45,552,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	31-Mar-2008	31-Mar-2007
Net sales	$28,008,036	$22,012,636
Cost of sales	21,119,910	17,413,154
Gross profit	6,888,126	4,599,482
Selling, general & administrative expenses	4,922,099	3,612,774
Operating income	1,966,027	986,708
Interest expense, net	98,384	152,805
Minority interest earnings	15,802	25,403
Other income	—	(32,500)
Income before income tax expense	1,851,841	841,000
Income tax expense	703,700	319,580
Net income	$1,148,141	$521,420
Net income per share:
Basic	$0.21	$0.10
Diluted	$0.19	$0.09
Weighted average common shares outstanding:
Basic	5,449,682	5,206,375
Diluted	6,090,530	5,747,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	31-Mar-2008	31-Mar-2007
Cash flows from operating activities:
Net income	$1,148,141	$521,420
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	757,710	702,605
Minority interest earnings	15,802	25,403
Stock issued in lieu of cash compensation	343,880	256,075
Share-based compensation	246,786	116,819
Deferred income taxes	(14,566)	337,331
Gain on disposal of fixed assets	—	(32,500)
Changes in operating assets and liabilities:
Receivables, net	(1,458,328)	505,484
Inventories, net	(331,743)	(144,405)
Prepaid expenses and other current assets	(470,850)	(542,488)
Accounts payable	223,045	275,860
Accrued expenses and payroll withholdings	(559,925)	(956,130)
Retirement and other liabilities	173,384	75,895
Other assets	(377,580)	(93,805)
Net cash (used in) provided by operating activities	(304,244)	1,047,564
Cash flows from investing activities:
Additions to property, plant and equipment	(606,221)	(499,252)
Acquisition of Stephenson & Lawyer, Inc. net of cash acquired	(5,181,066)	—
Proceeds from fixed asset disposals	—	32,500
Net cash used in investing activities	(5,787,287)	(466,752)
Cash flows from financing activities:
Change in book overdrafts	(240,755)	224,839
Principal repayments of long-term debt	(177,707)	(170,643)
Proceeds from exercise of stock options	73,863	6,425
Tax benefit from exercise of non-qualified stock options	14,566	2,669
Principal repayments of capital lease obligations	(171,333)	(192,902)
Net proceeds from sale of common stock	15,205	11,935
Net cash used in financing activities	(486,161)	(117,677)
Net increase (decrease) in cash	(6,577,692)	463,135
Cash at beginning of period	9,060,347	1,017,122
Cash at end of period	$2,482,655	$1,480,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)                    Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of income for the three-month periods ended March 31, 2008, and 2007, and the condensed consolidated statements of cash flows for the three months ended March 31, 2008, and 2007, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

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

The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

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

	31-Mar-2008	31-Dec-2007
Cash	$207,243	$165,361
Net property, plant, and equipment	1,390,765	1,408,264
Accrued expenses	22,900	12,900
Current and long-term debt	761,679	768,744

(3)                    New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 in the first quarter of 2008.

Financial instruments recorded at fair value in the Condensed Consolidated Balance Sheets, or disclosed at fair value in the footnotes, are categorized below based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels defined by SFAS No.157 and directly related to the amount of subjectivity associated with inputs to fair valuation of these assets and liabilities are as follows:

Level 1 – Valued based on unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  The assets valued and carried by the Company using Level 1 inputs are our money market accounts and certificates of deposit.  There are no liabilities valued and carried using Level 1 inputs.

Level 2 – Valued based on either directly or indirectly observable prices for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.  No assets or liabilities are currently valued based on Level 2 inputs.

Level 3 – Valued based on management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.  Generally, the only significant assets and liabilities carried at fair value and included in this category are those acquired through business combinations. These assets and liabilities are excluded from the initial adoption of SFAS No. 157.

Financial instruments that currently require disclosure under SFAS No. 157 consist of money market funds and certificates of deposit, both considered cash equivalents.  Assets and liabilities measured at fair value on a recurring basis are categorized by the levels discussed above, and in the tables below:

	Level 1	Level 2	Level 3	Total
Money market funds (cash equivalents)	$827,000	$—	$—	$827,000
Certificates of deposit (cash equivalents)	$400,000	$—	$—	$400,000
Total	$1,227,000	$—	$—	$1,227,000

In addition, the Company is evaluating the impact of SFAS No. 157 for measuring nonfinancial assets and liabilities on future results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 in the first quarter of 2008 did not have an impact on the Company’s consolidated results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement requires changes in the parent’s ownership interest of consolidated subsidiaries to be accounted for as equity transactions. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the future impacts and disclosures of this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which changes the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This  statement’s disclosure requirements are effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the future impacts and disclosures of this standard.

(4)                    Acquisition

On January 18, 2008, the Company acquired 100% of the common stock of Stephenson & Lawyer, Inc., a Grand Rapids, Michigan-based foam fabricator.  S&L was consolidated into the Company’s financial statements effective as of January 1, 2008.  S&L specializes in the fabrication of technical urethane foams, and brings to the Company access to this family of foams, modern manufacturing capabilities, and a seasoned management team.  Including a purchase price of $7,225,000 plus transaction costs, the total acquisition cost was $7,325,000.  The acquisition cost was allocated as follows:

Cash and cash equivalents	$2,144,000
Accounts receivable	1,737,000
Inventories	1,842,000
Prepaids	45,000
Other assets	182,000
Property, plant and equipment	2,620,000
Current liabilities	(1,045,000)
Other liabilities	(200,000)
Purchase price	$7,325,000
Cash and cash equivalents acquired	(2,144,000)
Purchase price net of cash acquired	$5,181,000

The following table contains an unaudied pro forma condensed consolidated statement of operation for the three-month period ended March 31, 2007, as if the S&L acquisition has occured at the beginning of that period.  No pro forma adjustments have been made to the comparative condensed consolidated statement of operation for the period ended March 31, 2008, since the S&L acquisition was effective as of the beginning of that period:

	Three Months Ended
	31-Mar-2008	31-Mar-2007
Sales	$28,008,036	$25,291,366
Operating income	1,966,027	939,659
Net income	1,148,141	481,880
Earnings per share:
Basic	$0.21	$0.09
Diluted	0.19	0.08

The above pro forma information is presented for illustrative purpose only and may not be indicative of the results of operations that would have actually occured had the S&L aquisition occured as presented.  In addition, future results may vary significantly from the results reflected in such pro forma information.

(5)                    Share–Based Compensation

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company issues share-based payments through several plans, which are described below.  The compensation cost that has been charged against income for those plans is as follows:

	Three Months Ended
	31-Mar-2008	31-Mar-2007
Cost of sales	$—	$—
Selling, general & administrative expense	246,786	116,819
Total share-based compensation expense	$246,786	$116,819

The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $84,100 and $44,400 for the three-month periods ended March 31, 2008, and 2007, respectively.

Employee Stock Option Plan

The Company’s 1993 Employee Stock Option Plan (“Employee Stock Option Plan”), which is stockholder-approved, provides long-term rewards and incentives in the form of stock options to the Company’s key employees, officers, employee directors, consultants, and advisors.  The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Compensation Committee.  These options expire over five- to ten-year periods.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule.  At March 31, 2008, there were 673,375 options outstanding under the Employee Stock Option Plan.  Should stock options be issued under the Employee Stock Option Plan in the future, the Company will record compensation expense based upon the intrinsic fair market value of the stock options, using a lattice-based option valuation model.

Equity Incentive Plan

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Equity Incentive Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.  Two types of awards may be granted to participants under the Equity Incentive Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include, Restricted Stock Unit Awards (“RSUs”), unrestricted or restricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Equity Incentive Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 1,250,000 shares.  Through March 31, 2008, there were 367,999 shares of common stock issued under the Equity Incentive Plan, none of which have been restricted; an additional 441,000 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies.

Stock Purchase Plan

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan (the “Stock Purchase Plan”), which provides that all employees of the Company (who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period) are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld for the purchase of the Company’s common stock at 95% of the market value of the common stock on the last day of the offering period.  The offering periods are from January 1 through June 30 and from July 1 through December 31 of each calendar year.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  Through March 31, 2008, there were 305,302 shares issued under this plan.

Director Plans

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (the “1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full the date of the grant and expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At March 31, 2008, there were no options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock.  On June 2, 2004, the Company amended the 1998 Director Plan to increase the allowable amount to 725,000 shares.  These options become exercisable in full at the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was frozen; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  At March 31, 2008, there were 366,183 options outstanding under the 1998 Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2007	1,103,808	$2.59
Granted	—	—
Exercised	(40,750)	1.81
Cancelled or expired	(23,500)	1.43
Outstanding March 31, 2008	1,039,558	$2.64	$5,350,217

Options exercisable at March 31, 2008	978,808	$2.54	$5,142,155
Vested and expected to vest at March 31, 2008	1,039,558	$2.64	$5,350,217

During the three months ended March 31, 2008, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $211,831 and the total amount of consideration received from the exercise of these options was $73,863.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of March 31, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 31-Mar-2008	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 31-Mar-2008	Weighted average exercise price
$ 0.00 - $0.99	50,000	3.7	$0.81	50,000	$0.81
$ 1.00 - $1.99	283,956	4.4	1.24	283,956	1.24
$ 2.00 - $2.99	344,684	4.8	2.50	344,684	2.50
$ 3.00 - $3.99	230,585	4.4	3.32	196,085	3.31
$ 4.00 - $4.99	5,000	3.7	4.94	1,250	4.94
$ 5.00 - $5.99	65,456	8.0	5.15	52,956	5.14
$ 6.00 - $6.99	59,877	7.6	6.15	49,877	6.07
	1,039,558	4.9	$2.64	978,808	$2.54

The total grant date fair value of stock options that vested during the three months ended March 31, 2008, and 2007 was approximately $394,000 and $435,000, respectively, with a weighted average remaining contractual term of approximately two and three years, respectively.

On February 8, 2008, the Company’s Compensation Committee approved the issuance of 25,000 shares of unrestricted common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Equity Incentive Plan.  The shares will be issued on or before December 31, 2008.  Based upon the provisions of SFAS 123R, the Company has recorded compensation expense of $38,625 during the three-month period ended March 31, 2008, based on the grant date price of $6.18 at February 8, 2008.

Beginning in 2006, RSUs have been granted under the 2003 Equity Incentive Plan to the executive officers of the Company.  The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company.  Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s stock price, and is charged to expense ratably during the service period.   No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested.  The following table summarizes information about stock unit award activity during the three-month period ended March 31, 2008:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2007	272,000	$5.49
Awarded	144,000	6.35
Shares distributed	—	—
Forfeited / cancelled	—	—
Outstanding at March 31, 2008	416,000	$5.79

The Company recorded $182,667 and $60,090 in compensation expense related to these SUAs during the three-month periods ended March 31, 2008, and 2007, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through March 31, 2008, vest:

	Options	Common Stock	Restricted Stock Units	Total
2008	$75,198	$115,875	$684,729	$875,802
2009	42,403	—	498,756	541,159
2010	22,682	—	286,450	309,132
2011	11,082	—	151,293	162,375
2012	—	—	17,884	17,884
	$151,365	$115,875	$1,639,112	$1,906,352

(6)                    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	31-Mar-2008	31-Dec-2007
Raw materials	$6,091,264	$3,681,262
Work in process	580,606	340,134
Finished goods	2,516,239	2,150,635
Reserves for obsolescense	$(1,138,126)	$(295,405)
Total inventory	$8,049,983	$5,876,626

(7)                    Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted net income per share consisted of the following:

	Three Months Ended
	31-Mar-2008	31-Mar-2007
Weighted average common shares outstanding, basic	5,449,682	5,206,375
Weighted average common equivalent shares due to stock options	640,848	540,890
Weighted average common shares outstanding, diluted	6,090,530	5,747,265

(8)                    Segment Reporting

The Company is organized based on the nature of the products and services that it offers. Under this structure, the Company produces products within two distinct segments: Engineered Packaging and Component Products. Within the Engineered Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics, and pulp fiber to provide customers with cushion packaging for their products. Within the Component Products segment, which includes the results of S&L beginning on January 1, 2008, the Company primarily uses cross-linked polyethylene foam to provide customers in the automotive, athletic, leisure, and health and beauty industries with engineered product for numerous purposes.

The accounting policies of the segments are the same as those described in Note 1 of the Company’s annual report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission. The Company evaluates the performance of its operating segments based on net income.

Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. Revenues from customers outside of the United States are not material. One customer in the Component Products group comprised 13.5% of the Company’s consolidated revenues during the three-month period ended March 31, 2008. All of the Company’s assets are located in the United States.

	Three Months Ended 31-Mar-2008			Three Months Ended 31-Mar-2007
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$12,098,769	$15,909,267	$28,008,036	$8,972,587	$13,040,049	$22,012,636
Net income	718,186	429,955	1,148,141	89,889	431,531	521,420

(9)                    Indebtedness

As a component of consolidating UDT’s assets, the Company included $207,243 and $165,361 in cash at March 31, 2008, and December 31, 2007, respectively. Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

On February 28, 2003, the Company obtained a credit facility, which was amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants. The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts. Extensions of credit under the revolving credit facility are subject to available collateral based upon accounts receivable and inventory levels. Therefore, the entire $17 million may not be available to the Company. As of March 31, 2008, based upon no revolving credit facility borrowings outstanding and collateral levels, the Company had availability of approximately $13.7 million under this facility. The amount of availability can fluctuate significantly. The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1.0% to 1.5%, depending upon the Company’s operating performance. At March 31, 2008, all borrowings under this credit facility had interest computed at Prime or LIBOR plus 1.0%. Under the amended credit facility, the Company is subject to certain financial covenants including maximum capital expenditures and minimum fixed charge coverage. As of March 31, 2008, the Company was in compliance with all of these covenants. The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan, and the $2.3 million mortgage are due November 21, 2011. At March 31, 2008, the interest rate on these facilities ranged from 4.0% to 5.9%.

As a result of the consolidation of UDT, a mortgage note dated May 22, 2007, collateralized by the Florida facility, is included within long-term debt in the Consolidated Financial Statements. The note had an original principal balance of $786,000, and calls for 180 monthly payments of $7,147. The interest rate is fixed at approximately 7.2%. Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities. The Company is not a guarantor and is not subject to any financial covenants under this mortgage note.

At March 31, 2008, the Company also had capital lease obligations of approximately $2.1 million. At March 31, 2008, the current portion of all debt including term loans and capital lease obligations was approximately $1.4 million.

The Company had book overdrafts of approximately $2.0 million and $2.2 million at March 31, 2008, and December 31, 2007, respectively. The Company classifies book overdrafts within Accounts Payable on its Condensed Consolidated Balance Sheets.

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

On January 18, 2008, the Company acquired Stephenson & Lawyer, Inc., or S&L, a Grand Rapids, Michigan-based foam fabricator. S&L was consolidated into the Company’s financial statements effective as of January 1, 2008. Operating out of a 255,000-square-foot manufacturing plant, S&L specializes in the fabrication of technical urethane foams. In addition to significantly adding to the Company’s real estate, S&L brings to the Company access to this family of foams, modern manufacturing capabilities and a seasoned management team. The acquisition is an example of the Company’s dual strategy of growing its top line organically through a focused marketing plan as well as through strategic acquisitions.

Sales:

Sales for the three-month period ended March 31, 2008, were $28.0 million or 27.2 % above sales of $22.0 million for the same period in 2007. Sales for the three-month period ended March 31, 2008, include sales of S&L. Excluding sales of S&L, sales for the three-month period ended March 31, 2008, increased $2.5 million, or 11.1%. The increase in sales is primarily due to increased sales to a key customer in the electronics industry (Packaging segment) of approximately $1.3 million and increased sales of molded fiber packaging products (Packaging segment) of approximately $600,000.

Gross Profit:

Gross profit as a percentage of sales (gross margin) improved to 24.6% for the three-month period ended March 31, 2008, from 20.9% from the three-month period of 2007. The improvement in gross margin for the period is primarily due to continued manufacturing efficiency initiatives and improvements to the quality of the Company’s book of business (approximately 2.1% improvement in gross margin across both business segments) as well as the leveraging of fixed overhead costs with higher sales (approximately 1.5% improvement in gross margin across both business segments).

Selling, General and Administrative Expenses:

Selling, General and Administrative expenses (“SG&A”) increased to $4.9 million or 17.6% of net sales for the three-month period ended March 31, 2008, compared to $3.6 million or 16.4% of net sales in the same period in 2007. The increase in SG&A dollars reflects additional SG&A associated with S&L (Component Products segment) of approximately $600,000, additional selling expenses of approximately $250,000 (both business segments) as well as normal inflationary activity.

Other Expenses:

Minority interest earnings were approximately $16,000 for the three-month period ended March 31, 2008, compared to approximately $25,000 in the same respective periods last year.

Net interest expense declined for the three-month period ended March 31, 2008, to approximately $98,000 from $153,000 in the same period last year. This decline is primarily due to lower average borrowings, interest rate reductions, and interest income from invested cash.

The Company recorded a tax expense of approximately 38% of pre-tax income for both the three-month periods ended March 31, 2008 and 2007.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At March 31, 2008, and December 31, 2007, the Company’s working capital was approximately $13.8 million and $15.0 million, respectively. The decline in working capital for the three-month period ended March 31, 2008, is primarily due to the use of $5.2 million of cash to acquire Stephenson & Lawyer in January, 2008, net of working capital acquired of approximately $2.6 million. As a component of consolidating UDT’s assets, the Company included $207,243 in cash at March 31, 2008. Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

Net cash used by operations for the three-month period ended March 31, 2008 was approximately $304,000 and net cash provided by operations for the three-month period ended March 31, 2007, was approximately $1.0 million. The change in cash provided by operations was primarily attributable to an increase in accounts receivable of approximately $1.5 million during the three-month period ended March 31, 2008 compared to a reduction in receivables during the three-month period ended March 31, 2007. The increase in receivables during the current period is primarily due to strong first quarter sales. Cash used in investing activities during the three-month period ended March 31, 2008, was approximately $5.8 million, which primarily was the result of the acquisition of Stephenson & Lawyer (net of cash acquired) for approximately $5.2 million and normal additions of manufacturing machinery and equipment.

On February 28, 2003, the Company obtained a credit facility, which was amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants. The amended facility is comprised of:  (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts. Extensions of credit under the revolving credit facility are subject to available collateral based upon accounts receivable and inventory levels. Therefore, the entire $17 million may not be available to the Company. As of March 31, 2008, based upon no revolving credit facility borrowings outstanding and collateral levels, the Company had availability of approximately $13.7 million under this facility. The amount of availability can fluctuate significantly. The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1.0% to 1.5%, depending upon the Company’s operating performance. At March 31, 2008, all borrowings under this credit facility had interest computed at Prime or LIBOR plus 1.0%. Under the amended credit facility, the Company is subject to certain financial covenants including maximum capital expenditures and minimum fixed charge coverage. As of March 31, 2008, the Company was in compliance with all of these covenants. The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan, and the $2.3 million mortgage are due November 21, 2011. At March 31, 2008, the interest rate on these facilities ranged from 4.0% to 5.9%.

As a result of the consolidation of UDT, a mortgage note dated May 22, 2007, collateralized by the Florida facility, is included within long-term debt in the Consolidated Financial Statements. The note had an original principal balance of $786,000, and calls for 180 monthly payments of $7,147. The interest rate is fixed at approximately 7.2%. Payments on this note are funded through rent payments that the Company makes on its Alabama and Florida facilities. The Company is not a guarantor and is not subject to any financial covenants under this mortgage note.

At March 31, 2008, the Company also had capital lease obligations of approximately $2.1 million. At March 31, 2008, the current portion of all debt including term loans and capital lease obligations was approximately $1.4 million.

The Company had book overdrafts of approximately $2.0 million and $2.2 million at March 31, 2008, and December 31, 2007, respectively. The Company classifies book overdrafts within Accounts Payable on its Condensed Consolidated Balance Sheets.

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

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements:

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at March 31, 2008, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loans	Mortgages	UDT Mortgage	Debt Interest	Supplemental Retirement Plan	Total
2008	$1,324,721	$533,075	$394,929	$117,000	$24,620	$332,088	$116,300	$2,842,733
2009	1,353,216	702,765	526,572	156,000	33,896	358,906	105,000	3,236,355
2010	1,105,329	671,839	526,572	156,000	36,417	265,408	101,000	2,862,565
2011	830,468	238,060	526,572	156,000	39,120	185,922	80,000	2,056,142
2012 & thereafter	1,449,216	—	482,688	1,391,000	627,626	375,560	330,800	4,656,890
	$6,062,950	$2,145,739	$2,457,333	$1,976,000	$761,679	$1,517,884	$733,100	$15,654,685

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

ITEM 3:                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At March 31, 2008, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes. However, the Company believes that the market risk of the debt is minimal.

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

PART II:                       OTHER INFORMATION

ITEM 1A:                   RISK FACTORS

Information regarding risk factors appears in Part I — Item 2 of this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Statements” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in Part I — Item 1A under “Risk Factors” and in Part II — Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There has been no material change from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

UFP TECHNOLOGIES, INC.

May 13, 2008	By: /s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly
Chairman, Chief Executive Officer,
President, and Director
(Principal Executive Officer)

May 13, 2008	By: /s/ Ronald J. Lataille
Date	Ronald J. Lataille
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002