Form 10-Q
period 2008-06-30
UFP TECHNOLOGIES INC
filed 2008-08-12
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non–accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

5,566,022 shares of registrant’s Common Stock, $.01 par value, were outstanding as of July 17, 2008.

UFP Technologies, Inc.

PART I:           FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Jun-08	31-Dec-07
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$4,540,640	$9,060,347
Receivables, net	14,499,314	11,795,468
Inventories	8,852,076	5,876,626
Prepaid expenses	1,009,767	821,250
Deferred income taxes	940,320	1,021,320
Total current assets	29,842,117	28,575,011
Property, plant, and equipment	41,970,383	38,269,142
Less accumulated depreciation and amortization	(30,269,704)	(28,777,323)
Net property, plant and equipment	11,700,679	9,491,819
Cash surrender value of officers life insurance	172,536	172,536
Deferred income taxes	403,300	188,650
Goodwill	6,481,037	6,481,037
Other assets	738,326	643,721
Total assets	$49,337,995	$45,552,774
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$716,596	$714,256
Current installments of capital lease obligations	730,466	704,408
Accounts payable	5,904,685	5,694,152
Accrued taxes and other expenses	6,819,399	6,510,216
Total current liabilities	14,171,146	13,623,032
Long-term debt, excluding current installments	4,300,534	4,658,464
Capital lease obligations, excluding current installments	1,240,799	1,612,664
Minority interest	510,575	583,533
Retirement and other liabilities	935,610	832,141
Total liabilities	21,158,664	21,309,834
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.1 par value. Authorized 20,000,000 shares; issued and outstanding 5,521,778 shares at June 30, 2008, and 5,375,381 shares at December 31, 2007	55,218	53,754
Additional paid-in capital	12,981,358	11,768,799
Retained earnings	15,142,755	12,420,387
Total stockholders’ equity	28,179,331	24,242,940
Total liabilities and stockholders’ equity	$49,337,995	$45,552,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	30-Jun-08	30-Jun-07	30-Jun-08	30-Jun-07
Net sales	28,456,090	23,180,140	56,464,126	45,192,776
Cost of sales	20,828,474	17,395,185	41,948,384	34,808,339
Gross profit	7,627,616	5,784,955	14,515,742	10,384,437
Selling, general & administrative expenses	4,983,998	4,057,686	9,906,097	7,670,460
Operating income	2,643,618	1,727,269	4,609,645	2,713,977
Interest expense, net	99,055	149,367	197,439	302,172
Minority interest earnings	16,234	17,186	32,036	42,589
Other income	(11,218)	(15,038)	(11,218)	(47,538)
Income before income tax expense	2,539,547	1,575,754	4,391,388	2,416,754
Income tax expense	965,325	598,787	1,669,025	918,367
Net income	1,574,222	976,967	2,722,363	1,498,387
Net income per share:
Basic	$0.29	$0.18	$0.50	$0.29
Diluted	$0.25	$0.17	$0.44	$0.26
Weighted average common shares outstanding:
Basic	5,514,624	5,289,944	5,482,153	5,248,160
Diluted	6,389,166	5,860,459	6,250,259	5,793,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	30-Jun-2008	30-Jun-2007
Cash flows from operating activities:
Net income	$2,722,363	$1,498,387
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,526,917	1,409,662
Minority interest earnings	32,042	42,595
Equity in net income of unconsolidated affiliate	(7,218)	(15,038)
Stock issued in lieu of cash compensation	343,880	256,075
Share-based compensation	690,568	364,708
Deferred income taxes	48,350	619,398
Gain on disposal of fixed assets	—	(32,500)
Changes in operating assets and liabilities:
Receivables, net	(967,047)	(910,577)
Inventories, net	(1,133,836)	265,715
Prepaid expenses and other current assets	(143,366)	(268,191)
Accounts payable	274,161	(87,225)
Accrued expenses and payroll withholdings	(348,179)	(531,702)
Retirement and other liabilities	(97,206)	111,850
Other assets	(129,141)	(131,165)
Net cash provided by operating activities	2,812,288	2,591,992
Cash flows from investing activities:
Additions to property, plant and equipment	(1,080,945)	(1,259,237)
Acquisition of Stephenson & Lawyer, Inc. net of cash acquired	(5,181,066)	—
Proceeds from fixed asset disposals	—	32,500
Payments from affiliated company	7,218	15,038
Net cash used in investing activities	(6,254,793)	(1,211,699)
Cash flows from financing activities:
Change in book overdrafts	(450,385)	35,208
Proceeds from long-term debt	—	786,000
Principal repayments of long-term debt	(355,590)	(739,420)
Proceeds from exercise of stock options	138,725	201,767
Tax benefit from exercise of non-qualified stock options	25,650	80,602
Principal repayments of capital lease obligations	(345,807)	(355,518)
Distribution to United Development Company partners	(105,000)	(105,000)
Net proceeds from sale of common stock	15,205	11,935
Net cash used in financing activities	(1,077,202)	(84,426)
Net increase (decrease) in cash	(4,519,707)	1,295,867
Cash at beginning of period	9,060,347	1,017,122
Cash at end of period	$4,540,640	$2,312,989

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

The condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2008, and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008, and 2007, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

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

The results of operations for the six-month period ended June 30, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

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

	30-Jun-2008	31-Dec-2007
Cash	$107,538	$165,361
Net property, plant, and equipment	1,373,264	1,408,264
Accrued expenses	33,400	12,900
Current and long-term debt	754,439	768,744

(3)                    Fair Value Accounting

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

Financial instruments that currently require disclosure under SFAS No. 157 consist of money market funds and certificates of deposit, both considered cash equivalents.  Assets and liabilities measured at fair value on a recurring basis are categorized by the levels discussed above, and in the tables below:

Cash Equivalents	Level 1	Level 2	Level 3	Total
Money market funds	$2,836,000	$—	$—	$2,836,000
Certificates of deposit	$300,000	$—	$—	$300,000
Total	$3,136,000	$—	$—	$3,136,000

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

(4)                    New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 amends the consolidation procedures of certain aspects of ARB No. 51 for consistency with the requirements of SFAS No. 141(R). This statement requires changes in the parent’s ownership interest of consolidated subsidiaries to be accounted for as equity transactions. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the future impacts and disclosures of this standard.

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

(5)                    Acquisition

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

The following table contains an unaudited pro forma condensed consolidated statement of operations for the three- and six-month periods ended June 30, 2007, as if the S&L acquisition had occurred at the beginning of that period.  No pro forma adjustments have been made to the comparative condensed consolidated statement of operation for the three- and six-month periods ended June 30, 2008, since the S&L acquisition was effective as of the beginning of those periods:

	Three Months Ended		Six Months Ended
	30-Jun-2008	30-Jun-2007	30-Jun-2008	30-Jun-2007
Sales	$28,456,090	$26,643,673	$56,464,126	$51,935,039
Operating income	2,643,618	1,576,198	4,609,645	2,515,857
Net income	1,574,222	975,367	2,722,363	1,457,247
Earnings per share:
Basic	$0.29	$0.18	$0.50	$0.28
Diluted	0.25	0.17	0.44	0.25

The above pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the S&L acquisition occurred as presented.  In addition, future results may vary significantly from the results reflected in such pro forma information.

(6)                    Share-Based Compensation

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

The Company issues share-based payments through several plans, which are described below.  The compensation cost that has been charged against income for those plans is as follows:

	Three Months Ended		Six Months Ended
	30-Jun-2008	30-Jun-2007	30-Jun-2008	30-Jun-2007
Cost of sales	$—	$—	$—	$—
Selling, general & administrative expense	443,782	247,889	690,568	364,708
Total share-based compensation expense	$443,782	$247,889	$690,568	$364,708

The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $159,000 and $243,000, respectively, for the three- and six-month periods ended June 30, 2008, and $89,000 and $118,000 for the same periods in 2007.

Employee Stock Option Plan

The Company’s 1993 Employee Stock Option Plan (“Employee Stock Option Plan”), which is stockholder-approved, provides long-term rewards and incentives in the form of stock options to the Company’s key employees, officers, employee directors, consultants, and advisors.  The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Compensation Committee.  These options expire over five- to ten-year periods.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule.  At June 30, 2008, there were 654,375 options outstanding under the Employee Stock Option Plan.  Should stock options be issued under the Employee Stock Option Plan in the future, the Company will record compensation expense based upon the intrinsic fair market value of the stock options, using a lattice-based option valuation model.

2003 Incentive Plan

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”).  The Plan was originally intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.  The Plan was amended effective June 4, 2008, to permit certain performance-based cash awards to be made under the Plan.  The amendment also added appropriate language so as to enable grants of stock-based awards under the Plan to continue to be eligible for exclusion from the $1,000,000 limitation on deductibility under Section 162(m) of the Internal Revenue Code (the “Code”).  On February 21, 2008, the Board of Directors also changed the name of the Plan from the

“2003 Equity Incentive Plan” to the “2003 Incentive Plan,” in part to reflect the proposed amendment described above.

Two types of equity awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include Restricted Stock Unit Awards (“RSUs”), unrestricted or restricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 1,250,000 shares.  Through June 30, 2008, there were 411,679 shares of common stock issued under the Plan, none of which have been restricted; an additional 377,000 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies.

Stock Purchase Plan

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan (the “Stock Purchase Plan”), which provides that all employees of the Company (who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period) are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Code.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld for the purchase of the Company’s common stock at 95% of the market value of the common stock on the last day of the offering period.  The offering periods are from January 1 through June 30 and from July 1 through December 31 of each calendar year.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  Through June 30, 2008, there were 305,866 shares issued under this plan.  The Company currently plans on dissolving the 1998 Stock Purchase Plan during 2008.

Director Plans

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (the “1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full the date of the grant and expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At June 30, 2008, there were no options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Plan (“1998 Director Plan”) for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock.  On June 2,

2004, the Company amended the 1998 Director Plan to increase the allowable amount to 725,000 shares, and, on June 4, 2008, the Company further amended the 1998 Director Plan to increase the allowable amount to 975,000 shares.  These options become exercisable in full at the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was frozen; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  At June 30, 2008, there were 373,989 options outstanding under the 1998 Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,103,808	$2.59
Granted	14,269	12.37
Exercised	(63,500)	2.18
Cancelled or expired	(26,213)	1.79
Outstanding at June 30, 2008	1,028,364	$2.77	$7,445,355

Options exercisable at June 30, 2008	982,989	$2.68	$7,205,309
Vested and expected to vest at June 30, 2008	1,028,364	$2.77	$7,445,355

During the six months ended June 30, 2008, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $414,497 and the total amount of consideration received from the exercise of these options was $138,725.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of June 30, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 6/30/08	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 6/30/08	Weighted average exercise price
$0.00 - $0.99	50,000	3.6	$0.81	50,000	$0.81
$1.00 - $1.99	274,956	4.2	1.24	274,956	1.24
$2.00 - $2.99	344,684	4.6	2.50	344,684	2.50
$3.00 - $3.99	218,085	4.3	3.30	197,710	3.30
$4.00 - $4.99	5,000	3.5	4.94	1,250	4.94
$5.00 - $5.99	62,956	7.9	5.15	51,706	5.13
$6.00 - $6.99	58,414	7.4	6.15	48,414	6.06
$12.00 - $12.99	14,269	9.9	12.77	14,269	12.37
	1,028,364	4.8	$2.77	982,989	$2.68

The total grant date fair value of stock options that vested during the six months ended June 30, 2008, and 2007 was approximately $526,000 and $540,000, respectively, with a weighted average remaining contractual term of approximately 4.1 and 4.4 years, respectively.

On February 8, 2008, the Company’s Compensation Committee approved the issuance of 25,000 shares of unrestricted common stock to the Company’s Chairman, Chief Executive Officer, and President under the Incentive Plan.  The shares will be issued on or before December 31, 2008.  Based upon the provisions of SFAS 123R, the Company has recorded compensation expense of $77,250 during the six-month period ended June 30, 2008, based on the grant date price of $6.18 at February 8, 2008.

Beginning in 2006, RSUs have been granted under the Incentive Plan to the executive officers of the Company.  The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company.  Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s stock price, and is charged to expense ratably during the service period.   No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested.  The following table summarizes information about stock unit award activity during the six-month period ended June 30, 2008:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2007	272,000	$5.49
Awarded	144,000	6.35
Shares distributed	—	—
Forfeited / cancelled	—	—
Outstanding at June 30, 2008	416,000	$5.79

The Company recorded $298,652 and $519,944 in compensation expense related to these SUAs during the three- and six-month periods ended June 30, 2008, and $88,790 and $115,418, respectively, for the same periods in 2007.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through June 30, 2008, vest:

	Options	Common Stock	Restricted Stock Units	Total
2008	$49,850	$77,250	$487,270	$614,370
2009	42,403	—	560,325	602,728
2010	22,682	—	330,620	353,302
2011	11,082	—	164,678	175,760
2012	—	—	17,884	17,884
	$126,017	$77,250	$1,560,777	$1,764,044

(7)                    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	30-Jun-2008	31-Dec-2007
Raw materials	$6,026,717	$3,681,262
Work in process	694,680	340,134
Finished goods	2,955,947	2,150,635
Reserves for obsolescense	(825,268)	(295,405)
Total inventory	$8,852,076	$5,876,626

(8)                    Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted net income per share consisted of the following:

	Three Months Ended		Six Months Ended
	30-Jun-2008	30-Jun-2007	30-Jun-2008	30-Jun-2007
Weighted average common shares outstanding, basic	5,514,624	5,289,944	5,482,153	5,248,160
Weighted average common equivalent shares due to stock options	874,542	570,605	768,106	545,071
Weighted average common shares outstanding, diluted	6,389,166	5,860,549	6,250,259	5,793,231

(9)                    Segment Reporting

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

Inter-segment transactions are uncommon and not material.  Therefore, they have not been separately reflected in the financial table below.  Revenues from customers outside of the United States are not material.  One customer in the Component Products group comprised 14% of the Company’s consolidated revenues during the six-month period ended June 30, 2008.  All of the Company’s assets are located in the United States.

	Three Months Ended 30-Jun-2008			Three Months Ended 30-Jun-2007
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$11,507,345	$16,948,745	$28,456,090	$9,385,950	$13,794,190	$23,180,140
Net income	605,012	969,210	1,574,222	243,751	733,216	976,967

	Six Months Ended 30-Jun-2008			Six Months Ended 30-Jun-2007
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$23,606,114	$32,858,012	$56,464,126	$18,358,537	$26,834,239	$45,192,776
Net income	1,323,198	1,399,165	2,722,363	333,640	1,164,747	1,498,387

(10)              UDT Cash / Indebtedness

As a component of consolidating UDT’s assets, the Company included $107,538 and $165,361 in cash at June 30, 2008, and December 31, 2007, respectively.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

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

(11)              Subsequent Event

On August 5, 2008, the Company committed to move forward with a plan to close its Macomb Township, Michigan, automotive plant and consolidate operations into its newly acquired 250,000 square foot building in Grand Rapids, Michigan.  The Company expects to incur approximately $1.4 million in one-time, pre-tax expenses, which include approximately $100,000 of leasehold improvement write-offs, and to invest approximately $300,000 in building improvements over a six-month transitional period.  The Company expects annual cost savings of approximately $1.2 million as a result of the plant consolidation.

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

Sales:

Sales for the three-month period ended June 30, 2008, were $28.5 million or 22.8% above sales of $23.2 million for the same period in 2007.  Sales for the six-month period ended June 30, 2008, were $56.5 million or 24.9% above sales of $45.2 million for the same period in 2007.

Sales for the three- and six-month periods ended June 30, 2008, include sales of S&L.  Excluding sales of S&L, sales for the three and six-month periods ended June 30, 2008, increased 8.6% and 9.9%, respectively.  The increase in UFP sales for the three-month period ending June 30, 2008 is primarily due to increased sales to a key customer in the electronics industry (Packaging segment) of approximately $525,000 and increased sales of molded fiber packaging products (Packaging segment) of approximately $774,000.  The increase in UFP sales for the six-month period ending June 30, 2008 is primarily due to increased sales to a key customer in the electronics industry (Packaging segment) of approximately $1.8 million and increased sales of molded fiber packaging products (Packaging segment) of approximately $1.4 million.  The Company believes that increased sales of molded fiber packaging product are attributable to increased demand for environmentally friendly packaging materials.

Gross Profit:

Gross profit as a percentage of sales (gross margin) improved to 26.8%  and 25.7%, respectively, for the three- and six-month periods ended June 30, 2008, from 25.0% and 23.0%, respectively from the three- and six-month periods of 2007.  The improvement in gross margin for both periods is primarily due to continued manufacturing efficiency initiatives and improvements to the quality of the Company’s book of business (approximately 1.4% and 1.1% improvement in gross margin across both business segments for the three- and six-month periods ended June 30, 2008, respectively) as well as the leveraging of fixed overhead costs with higher sales (approximately 0.5% and 0.8% improvement in gross margin across both business segments for the three- and six-month periods ended June 30, 2008, respectively).

Selling, General and Administrative Expenses:

Selling, General and Administrative expenses (“SG&A”) increased 22.8% to $5.0 million for the three-month period ended June 30, 2008 from $4.1 million in the same period of 2007.  SG&A increased 29.1% to $9.9 million for the six-month period ended June 30, 2008 from $7.7 million in the same period of 2007.

The increase in SG&A for the three- and six-month periods ended June 30, 2008, reflects additional SG&A associated with S&L (Component Products segment) of approximately $360,000 and $830,000, respectively, additional selling expenses of approximately $235,000 and $595,000, respectively (both business segments), as well as normal inflationary activity.

Other Expenses:

Minority interest earnings were approximately $16,000 and $32,000, respectively, for the three- and six-month periods ended June 30, 2008, compared to approximately $17,000 and $43,000 in the same respective periods last year.

Net interest expense decreased for the three- and six-month periods ended June 30, 2008, to approximately $99,000 and $197,000, respectively from $149,000 and $302,000  in the same respective periods last year.  This decline is primarily due to lower average borrowings, interest income from invested cash, and lower interest rates.  Interest income for the three- and six-month periods ended June 30, 2008, was approximately $10,000 and $35,000, respectively, and $12,000 and $20,000, respectively, for the same periods in 2007.

The Company recorded a tax expense of approximately 38% of pre-tax income for the three- and six-month periods ended June 30, 2008, and 2007.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At June 30, 2008, and December 31, 2007, the Company’s working capital was approximately $15.7 million and $15.0 million, respectively.

The increase in working capital for the six-month period ended June 30, 2008, is primarily due to increased receivables and inventory of approximately $2.7 million and $3.0, respectively partially offset by the use of $5.2 million of cash to acquire Stephenson & Lawyer in January, 2008.  The increases in receivables and inventory were largely attributable to the acquisition of S&L. As a component of consolidating UDT’s assets, the Company included $108,000 in cash at June 30, 2008.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

Net cash provided by operations for the six-month periods ended June 30, 2008, and 2007 was approximately $2.8 million and $2.6 million, respectively.  The slight increase in cash provided by operations was primarily attributable to stronger profitability of approximately $1.2 million partially offset by an increase in inventory of approximately $1.1 million during the six-month period ended June 30, 2008, compared to a reduction in inventory during the six-month period ended June 30, 2007.  The increase in inventory during the current period is primarily due to production of finished goods for specific customer orders.  Cash used in investing activities during the six-month period ended June 30, 2008, was approximately $6.3 million, which primarily was the result of the acquisition of Stephenson & Lawyer (net of cash acquired) for approximately $5.2 million and normal additions of manufacturing machinery and equipment.

On February 28, 2003, the Company obtained a credit facility, which was amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of: (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under the revolving credit facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  As of June 30, 2008, based upon no revolving credit facility borrowings outstanding and collateral levels, the Company had availability of approximately $14.1 million under this facility.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1.0% to 1.5%, depending upon the Company’s operating performance.  At June 30, 2008, all borrowings under this credit facility had interest computed at Prime or LIBOR plus 1.0%.  Under the amended credit facility, the Company is subject to certain financial covenants including maximum capital expenditures and minimum fixed charge coverage.  As of June 30, 2008, the Company was in compliance with all of these covenants.  The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan, and the $2.3 million mortgage are due November 21, 2011.  At June 30, 2008, the interest rate on these facilities ranged from 3.4% to 5.0%.

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

At June 30, 2008, the Company also had capital lease obligations of approximately $2.0 million.  At June 30, 2008, the current portion of all debt including term loans and capital lease obligations was approximately $1.4 million.

The Company had book overdrafts of approximately $1.8 million and $2.2 million at June 30, 2008, and December 31, 2007, respectively. The Company classifies book overdrafts within Accounts Payable on its Condensed Consolidated Balance Sheets.

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

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements:

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at June 30, 2008, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loans	Mortgage Loans	UDT Mortgage	Debt Interest	Supplemental Retirement Plan	Total
2008	$884,181	$358,601	$263,286	$78,000	$17,380	$253,247	$84,458	$1,939,153
2009	1,353,216	702,765	526,572	156,000	33,896	358,906	105,000	3,236,355
2010	1,105,329	671,839	526,572	156,000	36,417	265,408	101,000	2,862,565
2011	830,468	238,060	526,572	156,000	39,120	185,922	80,000	2,056,142
2012 & thereafter	1,449,216	—	482,689	1,391,000	627,626	375,560	330,800	4,656,891
	$5,622,410	$1,971,265	$2,325,691	$1,937,000	$754,439	$1,439,043	$701,258	$14,751,106

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

ITEM 3:                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At June 30, 2008, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

ITEM 4:                       SUBMISSION OF MATTERS TO A VOTE OF SECURITY MATTERS

The Annual Meeting of Stockholders of the Company was held on June 4, 2008, whereby the stockholders voted: (i) to elect three Class-III directors for terms of office until the 2011 Annual Meeting of Stockholders, (ii) to approve an amendment to the Company’s 1998 Directors Stock Option Incentive Plan whereby the number of shares reserved for issuance thereunder was increased from 725,000 shares to 975,000 shares, and (iii) to approve an amendment to the Company’s 2003 Equity Incentive Plan:

(i)        Votes for the election of directors were cast as follows:

	Shares Voting For	Shares Withheld
Richard L. Bailly	3,657,229	760,268
David K. Stevenson	4,078,067	339,430
Robert W. Pierce	4,241,789	175,708

(ii)       Votes to adopt the proposal to amend the 1998 Directors Plan:

Shares voting for:	2,067,244
Shares voting against:	811,986
Shares abstaining:	5,870
Broker non-votes:	1,532,397

(iii)      Votes to amend the 2003 Equity Incentive Plan:

Shares voting for:	2,404,959
Shares voting against:	474,071
Shares abstaining:	6,070
Broker non-votes:	1,532,397

ITEM 6:                       EXHIBITS

The following exhibits are included herein:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

August 12, 2008	By: /s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

August 12, 2008	By: /s/ Ronald J. Lataille
Date	Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002