Form 10-Q
period 2008-09-30
UFP TECHNOLOGIES INC
filed 2008-11-07
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2008

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

Yes ☐;   No ☒

5,641,703 shares of registrant’s Common Stock, $.01 par value, were outstanding as of October 15, 2008.

UFP Technologies, Inc.

PART I:                 FINANCIAL INFORMATION

ITEM 1:                            FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Sep-08	31-Dec-07
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$5,510,125	$9,060,347
Receivables, net	14,322,560	11,795,468
Inventories	9,318,031	5,876,626
Prepaid expenses	873,507	821,250
Deferred income taxes	940,320	1,021,320
Total current assets	30,964,543	28,575,011
Property, plant, and equipment	42,486,100	38,269,142
Less accumulated depreciation and amortization	(30,952,507)	(28,777,323)
Net property, plant and equipment	11,533,593	9,491,819
Cash surrender value of officers life insurance	172,536	172,536
Deferred income taxes	523,062	188,650
Goodwill	6,481,037	6,481,037
Other assets	706,969	643,721
Total assets	$50,381,740	$45,552,774
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$717,644	$714,256
Current installments of capital lease obligations	716,733	704,408
Accounts payable	5,882,141	5,694,152
Accrued taxes and other expenses	6,586,789	6,510,216
Total current liabilities	13,903,307	13,623,032
Long-term debt, excluding current installments	4,121,343	4,658,464
Capital lease obligations, excluding current installments	1,076,860	1,612,664
Minority interest	527,980	583,533
Retirement and other liabilities	905,947	832,141
Total liabilities	20,535,437	21,309,834
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.1 par value. Authorized 20,000,000 shares; issued and outstanding 5,621,703 shares at September 30, 2008, and 5,375,381 shares at December 31, 2007	56,217	53,754
Additional paid-in capital	13,400,051	11,768,799
Retained earnings	16,390,035	12,420,387
Total stockholders’ equity	29,846,303	24,242,940
Total liabilities and stockholders’ equity	$50,381,740	$45,552,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep-08	30-Sep-07	30-Sep-08	30-Sep-07
Net sales	27,501,379	22,937,289	83,965,505	68,130,065
Cost of sales	20,091,025	17,635,012	62,039,409	52,443,351
Gross profit	7,410,354	5,302,277	21,926,096	15,686,714
Selling, general & administrative expenses	4,935,194	3,752,660	14,841,291	11,423,120
Restructuring charge	406,000	—	406,000	—
Operating income	2,069,160	1,549,617	6,678,805	4,263,594
Interest expense, net	72,204	99,541	269,643	401,713
Minority interest earnings	17,406	25,432	49,442	68,021
Other income	(31,720)	—	(42,938)	(47,538)
Income before income tax expense	2,011,270	1,424,644	6,402,658	3,841,398
Income tax expense	763,985	541,365	2,433,010	1,459,732
Net income	1,247,285	883,279	3,969,648	2,381,666
Net income per share:
Basic	$0.22	$0.16	$0.72	$0.45
Diluted	$0.20	$0.15	$0.63	$0.41
Weighted average common shares outstanding:
Basic	5,593,305	5,358,110	5,518,950	5,285,430
Diluted	6,315,472	5,908,558	6,282,924	5,822,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	30-Sep-2008	30-Sep-2007
Cash flows from operating activities:
Net income	$3,969,648	$2,381,666
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,226,988	2,073,607
Restructuring leasehold improvement write-off	170,000	—
Minority interest earnings	49,447	68,027
Equity in net income of unconsolidated affiliate	(7,218)	(15,038)
Stock issued in lieu of cash compensation	343,880	256,075
Share-based compensation	998,178	533,500
Deferred income taxes	(71,412)	909,290
Gain on disposal of fixed assets	—	(32,500)
Changes in operating assets and liabilities:
Receivables, net	(790,293)	(707,205)
Inventories, net	(1,599,791)	489,576
Prepaid expenses and other current assets	(7,106)	(135,929)
Accounts payable	886,277	471,853
Accrued expenses and payroll withholdings	(580,789)	(110,627)
Retirement and other liabilities	(126,869)	144,582
Other assets	(115,052)	(175,189)
Net cash provided by operating activities	5,345,888	6,151,688
Cash flows from investing activities:
Additions to property, plant and equipment	(1,766,662)	(1,761,953)
Acquisition of Stephenson & Lawyer, Inc. net of cash acquired	(5,181,066)	—
Proceeds from fixed asset disposals	—	32,500
Payments from affiliated company	7,218	15,038
Net cash used in investing activities	(6,940,510)	(1,714,415)
Cash flows from financing activities:
Change in outstanding checks	(1,085,045)	604,771
Proceeds from long-term debt	—	786,000
Principal repayments of long-term debt	(533,733)	(917,129)
Cash settlement of restricted stock units	(206,044)	—
Proceeds from exercise of stock options	294,226	269,997
Tax benefit from exercise of non-qualified stock options	182,912	90,710
Principal repayments of capital lease obligations	(523,479)	(520,740)
Distribution to United Development Company partners	(105,000)	(105,000)
Net proceeds from sale of common stock	20,563	23,895
Net cash (used in) provided by financing activities	(1,955,600)	232,504
Net increase (decrease) in cash	(3,550,222)	4,669,777
Cash at beginning of period	9,060,347	1,017,122
Cash at end of period	$5,510,125	$5,686,899

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

The condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2008, and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008, and 2007, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for fair presentation of results for these interim periods.

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

The results of operations for the nine-month period ended September 30, 2008, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2008.

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

	30-Sep-2008	31-Dec-2007
Cash	$148,160	$165,361
Net property, plant, and equipment	1,355,765	1,408,264
Accrued expenses	40,400	12,900
Current and long-term debt	746,939	768,744

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

Financial instruments that currently require disclosure under SFAS No. 157 consist of money market funds and certificates of deposit, both considered cash equivalents.  Assets and liabilities measured at fair value on a recurring basis are categorized by the levels discussed above, and in the tables below:

Cash Equivalents	Level 1	Level 2	Level 3	Total
Money market funds	$4,653,000		$—	$4,653,000
Certificates of deposit	$300,000	$—	$—	$300,000
Total	$4,953,000	$—	$—	$4,953,000

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

The following table contains an unaudited pro forma condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2007, as if the S&L acquisition had occurred on January 1, 2007.  No pro forma adjustments have been made to the comparative condensed consolidated statement of operation for the three- and nine-month periods ended September 30, 2008, since the S&L acquisition was effective as of the beginning of those periods:

	Three Months Ended		Nine Months Ended
	30-Sep-2008	30-Sep-2007	30-Sep-2008	30-Sep-2007
Sales	$27,501,379	$26,273,697	$83,965,505	$78,208,736
Operating income	2,069,160	1,385,109	6,678,805	3,900,966
Net income	1,247,285	752,273	3,969,648	2,209,520
Earnings per share:
Basic	$0.22	$0.14	$0.72	$0.42
Diluted	0.20	0.13	0.63	0.38

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

The Company issues share-based payments through several plans, which are described below.  The compensation cost that has been charged against income for those plans is as follows:

	Three Months Ended		Nine Months Ended
	30-Sep-08	30-Sep-07	30-Sep-08	30-Sep-07
Cost of sales	$—	$—	$—	$—
Selling, general & administrative expense	307,690	168,792	998,178	533,500
Total share-based compensation expense	$307,690	$168,792	$998,178	$533,500

The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $107,000 and $350,000, respectively, for the three- and nine-month periods ended September 30, 2008, and $55,000 and $174,000 for the same periods in 2007.

Employee Stock Option Plan

The Company’s 1993 Employee Stock Option Plan (“Employee Stock Option Plan”), which is stockholder-approved, provides long-term rewards and incentives in the form of stock options to the Company’s key employees, officers, employee directors, consultants, and advisors.  The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Compensation Committee.  These options expire over five- to ten-year periods.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule.  At September 30, 2008, there were 654,375 options outstanding under the Employee Stock Option Plan.  Should stock options be issued under the Employee Stock Option Plan in the future, the Company will record compensation expense based upon the intrinsic fair market value of the stock options, using a lattice-based option valuation model.

2003 Incentive Plan

In June 2003, the Company formally adopted the 2003 Equity Incentive Plan (the “Plan”).  The Plan was originally intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.  The Plan was amended effective June 4, 2008, to permit certain performance-based cash awards to be made under the Plan.  The amendment also added appropriate language so as to enable grants of stock-based awards under the Plan to continue to be eligible for exclusion from the $1,000,000 limitation on deductibility under Section 162(m) of the Internal Revenue Code (the “Code”).  On February 21, 2008, the Board of Directors also changed the name of the Plan from the “2003 Equity Incentive Plan” to the “2003 Incentive Plan,” in part to reflect the amendment described above.

Two types of equity awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to or otherwise based on or related to shares of common stock.  Such awards may include Restricted Stock Unit Awards (“RSUs”), unrestricted or restricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 1,250,000 shares.  Through September 30, 2008, there were 411,679 shares of common stock issued under the Plan, none of which have been restricted; an additional 377,000 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies.

Stock Purchase Plan

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan (the “Stock Purchase Plan”), which provides that all employees of the Company (who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period) are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Code.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld for the purchase of the Company’s common stock at 95% of the market value of the common stock on the last day of the offering period.  The offering periods are from January 1 through June 30 and from July 1 through December 31 of each calendar year.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  Through September 30, 2008, there were 305,866 shares issued under this plan.  The Company currently plans on dissolving the 1998 Stock Purchase Plan during 2008.

Director Plans

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (the “1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full the date of the grant and expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At September 30, 2008, there were no options outstanding under the 1993 Director Plan.

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

At September 30, 2008, there were 345,808 options outstanding under the 1998 Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	1,103,808	$2.59
Granted	41,769	10.90
Exercised	(119,181)	2.47
Cancelled or expired	(26,213)	1.79
Outstanding at September 30, 2008	1,000,183	$2.97	$3,831,741

Options exercisable at September 30, 2008	958,558	$2.89	$3,748,959
Vested and expected to vest at September 30, 2008	1,000,183	$2.97	$3,831,741

During the nine months ended September 30, 2008, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $871,481, and the total amount of consideration received from the exercise of these options was $294,226.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of September 30, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 9/30/08	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 9/30/08	Weighted average exercise price
$0.00 - $0.99	50,000	3.4 years	$0.81	50,000	$0.81
$1.00 - $1.99	251,911	4.0 years	1.21	251,911	1.21
$2.00 - $2.99	333,148	4.4 years	2.49	333,148	2.49
$3.00 - $3.99	203,985	4.1 years	3.29	184,860	3.28
$4.00 - $4.99	5,000	3.2 years	4.94	1,250	4.94
$5.00 - $5.99	59,456	7.6 years	5.14	50,706	5.13
$6.00 - $6.99	54,914	7.1 years	6.16	44,914	6.07
$10.00 - $10.99	27,500	9.8 years	10.14	27,500	10.14
$12.00 - $12.99	14,269	9.7 yeats	12.37	14,269	12.37
	1,000,183	4.7 years	$2.97	958,558	$2.89

The total grant date fair value of stock options that vested during the nine months ended September 30, 2008, and 2007 was approximately $526,000 and $540,000, respectively, with a weighted average remaining contractual term of approximately 2.1 and 4.0 years, respectively.

On February 8, 2008, the Company’s Compensation Committee approved the issuance of 25,000 shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the Incentive Plan.  The shares will be issued on or before December 31,

2008.  Based upon the provisions of SFAS 123R, the Company has recorded compensation expense of $115,875 during the nine-month period ended September 30, 2008, based on the grant date price of $6.18 at February 8, 2008.

Beginning in 2006, RSUs have been granted under the Incentive Plan to the executive officers of the Company.  The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company.  Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s stock price, and is charged to expense ratably during the service period.  Upon vesting, RSUs are generally net share-settled to cover the required withholding tax, and the remaining amount is converted into an equivalent number of shares of common stock.  No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested.  The following table summarizes information about stock unit award activity during the nine-month period ended September 30, 2008:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2007	272,000	$5.49
Awarded	144,000	6.35
Shares distributed	(43,680)	5.82
Shares exchanged for cash	(20,320)	5.82
Forfeited / cancelled	—	—
Outstanding at September 30, 2008	352,000	$5.79

The Company recorded $282,260 and $802,204 in compensation expense related to these RSUs during the three- and nine-month periods ended September 30, 2008, and $142,452 and $257,870, respectively, for the same periods in 2007.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through September 30, 2008, vest:

	Options	Common Stock	Restricted Stock Units	Total
2008	$24,630	$38,625	$243,635	$306,890
2009	42,403	—	560,325	$602,728
2010	22,682	—	330,620	$353,302
2011	11,082	—	164,678	$175,760
2012	—	—	17,884	$17,884
	$100,797	$38,625	$1,317,142	$1,456,564

(7)                    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	30-Sep-2008	31-Dec-2007
Raw materials	$6,278,245	$3,681,262
Work in process	698,904	340,134
Finished goods	3,232,459	2,150,635
Reserves for obsolescense	(891,577)	(295,405)
Total inventory	$9,318,031	$5,876,626

(8)                    Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted net income per share consisted of the following:

	Three Months Ended		Nine Months Ended
	30-Sep-2008	30-Sep-2007	30-Sep-2008	30-Sep-2007
Weighted average common shares outstanding, basic	5,593,305	5,358,110	5,518,950	5,285,430
Weighted average common equivalent shares due to stock options	722,167	550,548	763,974	537,338
Weighted average common shares outstanding, diluted	6,315,472	5,908,658	6,282,924	5,822,768

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

Inter-segment transactions are uncommon and not material.  Therefore, they have not been separately reflected in the financial table below.  Revenues from customers outside of the United States are not material.  One customer in the Component Products group comprised 13% of the Company’s consolidated revenues during the nine-month period ended September 30, 2008.  All of the Company’s assets are located in the United States.

	Three Months Ended 30-Sep-2008			Three Months Ended 30-Sep-2007
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$12,739,723	$14,761,656	$27,501,379	$9,672,787	$13,264,502	$22,937,289
Net income	891,257	356,028	1,247,285	263,292	619,987	883,279

	Nine Months Ended 30-Sep-2008			Nine Months Ended 30-Sep-2007
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$36,345,837	$47,619,668	$83,965,505	$28,031,324	$40,098,741	$68,130,065
Net income	2,214,455	1,755,193	3,969,648	596,932	1,784,734	2,381,666

(10)              UDT Cash / Indebtedness

As a component of consolidating UDT’s assets, the Company included $148,160 and $165,361 in cash at September 30, 2008, and December 31, 2007, respectively.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

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

(11)              Plant Consolidation

On August 5, 2008, the Company committed to move forward with a plan to close its Macomb Township, Michigan, automotive plant and consolidate operations into its newly acquired 250,000 square foot building in Grand Rapids, Michigan.  The Company expects to incur restructuring charges of approximately $1.4 million in one-time, pre-tax expenses and to invest approximately $450,000 in building improvements in the Grand Rapids facility over a six-month transitional period.  The Company expects annual cost savings of approximately $1.2 million as a result of the plant consolidation.

Through the period ended September 30, 2008, the Company has incurred the following expenses:

	Total cost expected	Cost incurred in the 3-month period ended 30-Sep-2008	Cash payments	Non-cash item		Ending accrual balance at 30-Sep-2008
Macomb Township building improvement write-off	$170,000	$170,000	$—	$(170,000	)*	$—
Macomb Township building restoration	50,000	50,000	—	—		50,000
Earned severance	400,000	150,000	—	—		150,000
Moving and training	780,000	36,000	(36,000)	—		—
Total	$1,400,000	$406,000	$(36,000)	$(170,000)		$200,000

* Amount represents accelerated depreciation.

Through the period ended September 30, 2008, the Company has also funded $151,000 in related capitalized building improvements in the Grand Rapids facility.

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

On August 5, 2008, the Company committed to move forward with a plan to close its Macomb Township, Michigan, automotive plant and consolidate operations into its newly acquired 250,000 square foot building in Grand Rapids, Michigan.  The Company expects to incur restructuring charges of approximately $1.4 million in one-time, pre-tax expenses and to invest approximately $450,000 in building improvements over a six-month transitional period.  The Company expects annual cost savings of approximately $1.2 million as a result of the plant consolidation.

Pro-forma results of operations for the three- and nine-month periods ended September 30, 2008, taking these one-time losses into consideration, are as follows:

	Three Months Ended September 30, 2008
	Without consolidation costs	Impact of consolidation	Results as reported
Net sales	$27,501,379	$—	$27,501,379
Operating income	2,475,160	(406,000)	2,069,160
Net income	1,499,005	(251,720)	1,247,285
Diluted earnings per share	$0.24	$(0.04)	$0.20

	Nine Months Ended September 30, 2008
	Without consolidation costs	Impact of consolidation	Results as reported
Net sales	$83,965,505	$—	83,965,505
Operating income	7,084,805	(406,000)	6,678,805
Net income	4,221,368	(251,720)	3,969,648
Diluted earnings per share	$0.67	$(0.04)	$0.63

Sales:

Sales for the three-month period ended September 30, 2008, were $27.5 million or 19.9% above sales of $22.9 million for the same period in 2007.  Sales for the nine-month period ended September 30, 2008, were $84.0 million or 23.2% above sales of $68.1 million for the same period in 2007.

Sales for the three- and nine-month periods ended September 30, 2008, include sales of S&L.  Excluding sales of S&L, sales for the three- and nine-month periods ended September 30, 2008, increased 6.8% and 8.8%, respectively.  The increase in sales for the three-month period ended September 30, 2008, is primarily due to increased sales to a key customer in the electronics industry (Packaging segment) of approximately $600,000 and increased sales of molded fiber packaging products (Packaging segment) of approximately $700,000.  The increase in UFP sales for the nine-month period ending September 30, 2008, is primarily due to increased sales to a key customer in the electronics industry (Packaging segment) of approximately $2.4 million and increased sales of molded fiber packaging products (Packaging segment) of approximately $2.4 million.  The increases in sales for the three- and nine-month periods ended September 30, 2008, were partially offset by a decline in sales to the automotive industry of approximately $1.8 million and $3.3 million, respectively.  The Company believes that increased sales of molded fiber packaging product are attributable to increased demand for environmentally friendly packaging materials.

Gross Profit:

Gross profit as a percentage of sales (gross margin) improved to 26.9% and 26.1%, respectively, for the three- and nine-month periods ended September 30, 2008, from 23.1% and 23.0%, respectively, from the three- and nine-month periods of 2007.  The improvement in gross margin for both periods is primarily due to continued manufacturing efficiency initiatives and improvements to the quality of the Company’s book of business (approximately 4.2 % and 2.2% improvement in gross margin across both business segments for the three- and nine-month periods ended September 30, 2008, respectively).

Selling, General and Administrative Expenses:

Selling, General and Administrative expenses (“SG&A”) increased 31.5% to $4.9 million for the three-month period ended September 30, 2008, from $3.8 million in the same period of 2007.  SG&A increased 29.9% to $14.8 for the nine-month period ended September 30, 2008, from $11.4 million in the same period of 2007.

The increase in SG&A for the three- and nine-month periods ended September 30, 2008, reflects additional SG&A associated with S&L (Component Products segment) of approximately $550,000 and $1.6 million, respectively, additional compensation related expenses of approximately $410,000 and $1.4 million, respectively (both business segments), as well as normal inflationary activity.

The Company recorded a restructuring charge of $406,000 during the three-month period ended September 30, 2008, associated with the previously announced consolidation of its Macomb Township, Michigan, plant into its newly acquired Stephenson & Lawyer facility in Grand Rapids, Michigan.  The costs are associated with the expected write-off of the leasehold improvements upon the surrendering of the building at the end of 2008, estimated costs of restoring the building to its original condition, and miscellaneous moving and training costs.

Other Expenses:

Minority interest earnings were approximately $17,000 and $49,000, respectively, for the three- and nine-month periods ended September 30, 2008, compared to approximately $25,000 and $68,000 in the same respective periods last year.

Net interest expense decreased for the three- and nine-month periods ended September 30, 2008, to approximately $72,000 and $270,000, respectively, from $100,000 and $402,000 in the same respective periods last year.  This decline is primarily due to lower average borrowings and interest income from invested cash.  Interest income for the three- and nine-month periods ended September 30, 2008, was approximately $22,000 and $57,000, respectively, and $53,000 and $73,000, respectively, for the same periods in 2007.

The Company recorded a tax expense of approximately 38% for all periods presented.

Liquidity and Capital Resources:

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At September 30, 2008, and December 31, 2007, the Company’s working capital was approximately $17.1 million and $15.0 million, respectively.

The increase in working capital for the nine-month period ended September 30, 2008, is primarily due to increased receivables and inventory of approximately $2.5 million and $3.4, respectively, partially offset by a decrease in cash of approximately $3.6 million.  The decline in cash for the nine-month period ended September 30, 2008, is primarily due to the use of $5.2 million of cash to acquire Stephenson & Lawyer in January 2008.  The increases in receivables and inventory were largely attributable to the acquisition of S&L. As a component of consolidating UDT’s assets, the Company included $148,160 in cash at September 30, 2008.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

Net cash provided by operations for the nine-month periods ended September 30, 2008, and 2007, was approximately $5.3 million and $6.2 million, respectively.  The decrease in cash provided by operations was primarily attributable to an increase in inventory of approximately $1.6 million during the nine-month period ended September 30, 2008, compared to a decrease in inventory of approximately $500,000 during the nine-month period ended September 30, 2007, partially offset by stronger profitability of approximately $1.6 million.  The increase in inventory during the current period is primarily due to the procurement of raw materials and the production of finished goods for specific customer orders, as well as a build-up in inventory to support a recently launched internet-based case and case insert business.  Cash used in investing activities during the nine-month period ended September 30, 2008, was approximately $6.9 million, which was primarily the result of the acquisition of Stephenson & Lawyer (net of cash acquired) for approximately $5.2 million and normal additions of manufacturing machinery and equipment.

On February 28, 2003, the Company obtained a credit facility, which was amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants.  The amended facility is comprised of: (i) a revolving credit facility of $17 million that is collateralized by the Company’s accounts receivable and inventory; (ii) a term loan of $3.7 million with a 7-year straight-line amortization that is collateralized by the Company’s property, plant and equipment (excluding UDT’s property, plant and equipment); and (iii) a term loan of $2.3 million with a 15-year straight-line amortization that is collateralized by a mortgage on the Company’s real estate located in Georgetown, Massachusetts.  Extensions of credit under the revolving credit facility are subject to available collateral based upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  As of September 30, 2008, based upon no revolving credit facility borrowings outstanding and collateral levels, the Company had availability of approximately $14.5 million under this facility.  The amount of availability can fluctuate significantly.  The amended credit facility calls for interest of Prime or LIBOR plus a margin that ranges from 1.0% to 1.5%, depending upon the Company’s operating performance.  At September 30, 2008, all borrowings under this credit facility had interest computed at Prime or LIBOR plus 1.0%.  Under the amended credit facility, the Company is subject to certain financial covenants including maximum capital expenditures and minimum fixed charge coverage.  As of September 30, 2008, the Company was in compliance with all of these covenants.  The Company’s $17 million revolving credit facility, as amended, is due February 28, 2009; the $3.7 million term loan, and the $2.3 million mortgage are due November 21, 2011.  At September 30, 2008, the interest rate on these facilities ranged from 3.5% to 5.0%.

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

At September 30, 2008, the Company also had capital lease obligations of approximately $1.8 million.  At September 30, 2008, the current portion of all debt including term loans and capital lease obligations was approximately $1.4 million.

The Company had outstanding checks of approximately $1.1 million and $2.3 million at September 30, 2008, and December 31, 2007, respectively. The Company classifies outstanding checks within Accounts Payable on its Condensed Consolidated Balance Sheets.

The Company’s primary credit facility expires in February 2009.  The Company has reached an agreement in principle to amend and extend its existing facility for approximately five-years.  The agreement in principle is non-binding and subject to normal closing conditions.  Accordingly, there can be no assurance that the amendment and extension will close.

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements:

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at September 30, 2008, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Payments due in:	Operating Leases	Capital Leases	Term Loans	Mortgage Loans	UDT Mortgage	Debt Interest	Supplemental Retirement Plan	Total
2008	449,821	180,928	131,643	39,000	9,910	104,754	52,646	$968,702
2009	1,445,505	702,765	526,572	156,000	33,896	358,906	105,000	3,328,644
2010	1,197,619	671,839	526,572	156,000	36,417	265,408	101,000	2,954,855
2011	922,757	238,060	526,572	156,000	39,120	185,922	80,000	2,148,431
2012 & thereafter	1,710,108	—	482,689	1,391,000	627,626	375,560	330,800	4,917,783
	$5,725,810	$1,793,592	$2,194,048	$1,898,000	$746,969	$1,290,550	$669,446	$14,318,415

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

ITEM 3:                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At September 30, 2008, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

PART II:                       OTHER INFORMATION

ITEM 1A:                   RISK FACTORS

Information regarding risk factors appears in Part I — Item 2 of this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Statements” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, in Part I — Item 1A under “Risk Factors” and in Part II — Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Except as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The recent worldwide financial turmoil and associated economic downturn may harm our business and prospects.

The recent worldwide financial turmoil and associated economic downturn could adversely affect sales of our products.  The resulting tightening of credit markets may make it difficult for our customers and potential customers to obtain financing on reasonable terms, if at all.  In addition, a slow-down or contraction of the United States’ economy may reduce needs for our products and, therefore, adversely affect sales of our products.  These factors could also result in increased pricing pressure on the sales of our products.

ITEM 6:                            EXHIBITS

The following exhibits are included herein:

Exhibit No.	Description
10.49	Third Amendment to Iowa facility lease, signed as of August 20, 2008, between Moulded Fibre Technology, Inc.(Tenant) and Clinton Base Company, LLC (Landlord).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

November 7, 2008	By: /s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly
Chairman, Chief Executive Officer, President, and Director
(Principal Executive Officer)

November 7, 2008	By: /s/ Ronald J. Lataille
Date	Ronald J. Lataille
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.49	Third Amendment to Iowa facility lease, signed as of August 20, 2008, between Moulded Fibre Technology, Inc.(Tenant) and Clinton Base Company, LLC (Landlord).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002