Form 10-K
period 2008-12-31
UFP TECHNOLOGIES INC
filed 2009-03-27
CIK 914156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐.	Accelerated filer ☐.	Non-accelerated filer ☐.	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $48,169,111, based on the closing price of $10.01 on that date as reported on the Nasdaq Capital Market.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 3, 2009, there were 5,784,982 shares of common stock, $0.01 par value per share, of the Registrant outstanding.

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

Examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company’s customers, (ii) actions by the Company’s competitors and the ability of the Company to respond to such actions, (iii) the ability of UFP Technologies, Inc. (the “Company” or “UFPT”) to obtain new customers, (iv) the ability of the Company to fulfill its obligations on long-term contracts, and (v) the ability of the Company to execute and integrate favorable acquisitions.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  The Company’s forward-looking statements set forth in this report represent estimates and assumptions only as of the date that they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

In addition to packaging products, the Company fabricates and molds component products made from cross-linked polyethylene foam and other materials.  The Company also laminates fabrics and other materials to cross-linked polyethylene foams, polyurethane foams and other substrates.  The Company’s component products include automotive interior trim, athletic and industrial safety belts, components for medical equipment and devices, abrasive nail files and other beauty aids, anti-fatigue mats, and shock absorbing inserts used in athletic and leisure footwear.

Unless the context otherwise requires, the term “Company” or “UFPT” refers to UFP Technologies, Inc. and its wholly-owned subsidiaries: Moulded Fibre Technology, Inc. (“MFT”), Simco Technologies, Inc. and Simco Automotive Trim, Inc. (collectively “Simco”), and United Development Company Limited (“UDT”), of which the Company owns 26.32%.  Effective January 18, 2008, the term “Company” or “UFPT” also includes Stephenson & Lawyer, Inc.(“S&L”), the Company’s wholly-owned subsidiary, and Patterson Properties Corporation, S&L’s wholly-owned subsidiary, pursuant to a purchase and sale agreement that was executed on January 18, 2008.

Market Overview

Packaging

The interior cushion packaging market is characterized by three primary sectors: (1) custom fabricated or molded products for low volume, high fragility products; (2) molded or die-cut products for high volume, industrial and consumer goods; and (3) loose fill and commodity packaging materials for products that do not require custom-designed packaging. Packaging products are used to contain, display, and/or protect their contents during shipment, handling, storage, marketing, and use. The Company serves both the low volume, high fragility market and the high volume industrial and consumer market with a range of product offerings, but does not materially serve the commodity packaging market.

The low volume, high fragility market is generally characterized by annual production volumes of less than 50,000 pieces. Typical goods in this market include precision instruments, medical devices, sensitive electronic components, and other high value industrial products that are very sensitive to shock, vibration, and other damage that may occur during shipment and distribution. The principal materials used to package these goods include polyethylene and polyurethane foams, foam-in-place polyurethane, and molded expanded polystyrene. Polyurethane and polyethylene foams have high shock absorbency, high resiliency, and vibration damping characteristics.

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

Component Products

Component Products applications of foam and other types of plastics are numerous and diverse. Examples include automotive interior components, medical devices, toys, gaskets, health and beauty products, and carrying cases. Cross-linked polyethylene foams have many of the same properties as traditional polyethylene foams, including light weight, durability, resiliency, and flexibility. Cross-linked foams have many advantages over traditional foams, including the ability to be thermoformed (molded), availability in vibrant colors, a fine cell structure providing improved esthetics and lower abrasiveness, and enhanced resistance to chemicals and ultraviolet light. Certain grades of cross-linked foams can be radiation-sterilized and have been approved by the U.S. Food and Drug Administration for open wound skin contact.

Cross-linked foam can be combined with other materials to increase product applications and market applications. For example, cross-linked foams can be laminated to fabrics to produce light weight, flexible and durable insoles for athletic and walking shoes, weight lifting and industrial safety belts, gun holsters, backpacks, and other products for the leisure, athletic and retail markets. The Company believes that, as a result of their many advantages, cross-linked foam and cross-linked foam laminated products are being used in a wide range of markets as substitutes for traditional rubber, leather, and other product material alternatives.

Regulatory Climate

The packaging industry has been subject to user, industry, and legislative pressure to develop environmentally responsible packaging alternatives that reduce, reuse, and recycle packaging materials. Government authorities have enacted legislation relating to source reduction, specific product bans, recycled content, recyclability requirements, and “green marketing” restrictions.

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

Packaging Products

The Company designs, manufactures, and markets a broad range of packaging products primarily using polyethylene, polyurethane and cross-linked polyethylene foams, and rigid plastics. These products are custom-designed and fabricated or molded to provide protection for less durable, higher value items, and are primarily sold to original equipment and component manufacturers. Examples of the Company’s packaging products include end-cap packs for computers, corner blocks for telecommunications consoles, anti-static foam packs for printed circuit boards, die-cut or routed inserts for cases and plastic trays for medical devices and components. Markets for these products are typically characterized by lower to moderate volumes where performance, such as shock absorbency and vibration damping, is valued.

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

Component Products

The Company specializes in engineered products that use the Company’s close tolerance manufacturing capabilities and its expertise in various foam materials and lamination techniques, and the Company’s ability to manufacture in clean room environments. The Company’s component products are sold primarily to customers in the automotive, sporting goods, medical, beauty, leisure, and footwear industries. These products include automotive interior trim, athletic and industrial safety belts, components for medical equipment and devices, abrasive nail files and other beauty aids, anti-fatigue mats, and shock absorbing inserts used in athletic and leisure footwear.

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

Marketing and Sales

The Company markets and sells its packaging and component products in the United States principally through direct regional sales forces comprised of skilled engineers. The Company also uses independent manufacturer representatives to sell its products. The Company’s sales engineers collaborate with customers and the Company’s design and manufacturing experts to develop custom engineered solutions on a cost-effective basis. The Company also markets its products through attendance by in-house market specialists at trade shows and expositions.  The Company markets a line of products to the health and beauty industry, primarily through distributors.  The Company believes that its sales are somewhat seasonal, with increased sales in the second and fourth quarters.

The top customer in the Company’s Component Products segment, Recticel Interiors North America, comprised 23% of that segment’s total sales and 13% of the Company’s total sales for the year ended December 31, 2008.  The top customer in the Packaging segment, Stephen Gould Corporation, comprised 11% of that segment’s total sales and 5% of the Company’s total sales for the year ended December 31, 2008.  The loss of either Recticel or Stephen Gould Corp. as a customer could have a material adverse effect on the Company.

Manufacturing

The Company’s manufacturing operations consist primarily of cutting, molding, vacuum forming, laminating, and assembly. For custom molded foam products, the Company’s skilled engineering personnel analyze specific customer requirements to design and build prototype products to determine product functionality. Upon customer approval, prototypes are converted to final designs for commercial production runs.

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

Competition

The packaging industry is highly competitive. While there are several national companies that sell interior packaging, the Company’s primary competition for its packaging products has been from smaller independent regional manufacturing companies. These companies generally market their products in specific geographic areas from neighboring facilities. In addition, the Company’s foam and fiber packaging products compete against products made from alternative materials, including expanded polystyrene foams, die-cut corrugated, plastic peanuts, plastic bubbles, and foam-in-place urethane.

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

The Company believes that its customers typically select vendors based on price, product performance, product reliability, and customer service. The Company believes that it is able to compete effectively with respect to these factors in each of its targeted markets.

Patents and Other Proprietary Rights

The Company relies upon trade secrets, patents, and trademarks to protect its technology and proprietary rights. The Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how, and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and may continue to make efforts to obtain patents, when available, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will be upheld if challenged.

The Company has four U.S. patents relating to its molded fiber technology (including certain proprietary machine designs), and has patents with respect to such technology in certain foreign countries. The Company also has a total of thirteen U.S. patents relating to technologies including foam and packaging, rubber mat, patterned nail file, and superforming process technologies.  There can be no assurance that any patent or patent application of the Company will provide significant protection for the Company’s products and technology, or will not be challenged or circumvented by others.  The expiration dates for the Company’s US patents range from 2009 through 2022.

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

Backlog

The Company’s backlog, as of February 16, 2009, and February 17, 2008, totaled approximately $8.5 million and $10.7 million, respectively, for the Packaging segment, and $14.5 million and $26.2 million, respectively, for the Component Products segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty.  The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period.

Employees

As of January 31, 2009,  the Company had a total of 586 full-time employees (as compared to 614 full-time employees as of February 8, 2008), with 297 full-time employees in the Component Products segment (26 in engineering, 215 in manufacturing operations, 25 in marketing, sales and support services, and 31 in general and administration) and 289 full-time employees in the Packaging segment (28 in engineering, 221 in manufacturing, 19 in marketing, sales and support services, and 21 in general and administration).  The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

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

The recent worldwide financial turmoil and associated economic downturn has and is likely to continue to harm our business and prospects.

The recent worldwide financial turmoil and associated economic downturn has adversely affected, and is likely to continue to adversely affect, sales of our products, thereby harming our business and prospects.  A slow-down or reduction in industrial output or a contraction of the United States economy may reduce the requirements for certain of our products or for certain end-user products into which our products are incorporated.  These factors would likely result in decreased demand and increased pricing pressures on the sales of our products.

We depend on a small number of customers for a large percentage of our revenues.  The loss of any single customer, a reduction in sales to any such customer, or the decline in the financial condition of any such customer could have a material adverse effect on our business, financial condition, and results of operations.

A limited number of customers typically represent a significant percentage of our revenues in any given year.  Our top ten customers represent approximately 40% of our total revenues in both 2008 and 2007.  A single automotive program accounted for approximately 31% and 30%, respectively, of our Component Products segment sales and approximately 18% of our total sales in 2008 and 2007.  The program is scheduled to phase out beginning in 2011.  It is uncertain at this time whether the phase-out will occur according to this schedule, or whether it will happen on a more aggressive timeframe.  It is also uncertain whether the next generation of automobiles in this program will require the same design of parts and, if so, whether we will be selected as the supplier.  We expect sales from this program to decline over the next three years.  Our revenues are directly dependent on the ability of our customers to develop, market, and sell their products in a timely, cost-effective manner.  The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and financial results.  Likewise, a material adverse change in the financial condition of any of these customers, for example, due to a loss of liquidity by such a customer due to the current financial downturn, could have a material adverse effect on our ability to collect accounts receivable from any such customer.

Fluctuations in the supply of components and raw materials we use in manufacturing our products could cause production delays or reductions in the number of products we manufacture, which could materially adversely affect our business, financial condition and results of operations.

Our business is subject to the risk of periodic shortages of raw materials.  We purchase raw materials pursuant to purchase orders placed from time to time in the ordinary course of business.  Failure or delay by such suppliers in supplying us necessary raw materials could adversely affect our ability to manufacture and deliver products on a timely and competitive basis.  For example, a key supplier of technical urethane foams has recently filed for protection under Chapter 11 of the US Bankruptcy Code.  As of this point of time, there has been no interruption in the supply of such foams, but there can be no guarantee that such interruption will not occur in the near future.

While we believe that we may, in certain circumstances, secure alternative sources of these materials, we may incur substantial delays and significant expense in doing so, the quality and reliability of alternative sources may not be the same and our operating results may be materially adversely affected. Alternative suppliers might charge significantly higher prices for materials than we currently pay. Under such circumstances, the disruption to our business could have a material adverse impact on our customer relationships, business, financial condition, and results of operations.

Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs.

We use electricity and natural gas at our manufacturing facilities to operate our equipment. Over the past several years, prices for electricity and natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, or a natural disaster such as the recent hurricanes and related flooding in the oil producing region of the Gulf Coast of the United States, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally as well as an increase in the cost of our raw materials, of which many are petroleum-based.  In addition, increased energy costs negatively impact our freight costs due to higher fuel prices.  Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a material adverse effect upon our business and results of operations.

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

Based on information made available to us, we believe that our executive officers, directors and their affiliates collectively owned approximately 12.9% of our outstanding shares of common stock as of June 30, 2008.  As a result, those stockholders may, if acting together, control or exert substantial influence over actions requiring stockholders’ approval, including elections of our directors, amendments to our certificate of incorporation, mergers, sales of assets or other business acquisitions or dispositions.

We may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause us to not realize anticipated benefits.

Our business strategy includes the potential acquisition of businesses and entering into joint ventures and other business combinations that we expect will complement and expand our business.  For example, on January 18, 2008, we acquired Stephenson & Lawyer, Inc., as discussed in Note 18 of the “Notes to Consolidated Financial Statements.”  We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. Our identification of suitable acquisition candidates and joint venture opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing future acquisitions or joint ventures, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions or joint ventures that we complete. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Our failure to identify suitable acquisition or joint venture opportunities may restrict our ability to grow our business.

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

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports and current reports. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits, and restrict our ability to access financing. We may identify areas requiring improvement with respect to our internal control over financial reporting, and we may be required to design enhanced processes and controls to address issues identified. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities.  If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the Sarbanes-Oxley Act.  Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.

Provisions of our corporate charter documents, Delaware law, and our stockholder rights plan may dissuade potential acquirers, prevent the replacement or removal of our current management and may thereby affect the price of our common stock.

The board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights of those shares without any further vote or action by the stockholders.  The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.  The issuance of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.  We have no present plans to issue shares of preferred stock.  Further, certain provisions of our certificate of incorporation, bylaws, and Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving us.

We also have a stockholder rights plan designed to protect and enhance the value of our outstanding equity interests in the event of an unsolicited attempt to acquire us in a manner or on terms not approved by the board of directors and that would prevent stockholders from realizing the full value of their shares of our common stock. Its purposes are to deter those takeover attempts that the board believes are undesirable, to give the board more time to evaluate takeover proposals and consider alternatives, and to increase the board’s negotiating position to enhance value in the event of a takeover. The rights issued pursuant to the plan are not intended to prevent all takeovers of our company.  However, the rights may have the effect of rendering more difficult or discouraging our acquisition. The rights may cause substantial dilution to a person or group that attempts to acquire us on terms or in a manner not approved by the board of directors, except pursuant to an offer conditioned upon the negation, purchase, or redemption of the rights with respect to which the condition is satisfied.

Additional provisions of our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting common stock. These include provisions that classify our board of directors, limit the ability of stockholders to take action by written consent, call special meetings, remove a director for cause, amend the bylaws, or approve a merger with another company.  In addition, our bylaws set forth advance notice procedures for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

ITEM 2.                                         PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts(2)	57,600	(owned by the Company)	Headquarters, fabrication, molding, test lab, clean room, and engineering for Component Products segment

Grand Rapids, Michigan(2),(3)	255,260	(owned by the Company)	Fabrication and engineering for the Component Products segment

Decatur, Alabama(1)	47,250	12/31/11	Fabrication and engineering for the Packaging segment

Decatur, Alabama	14,000	month-to-month	Warehousing and fabrication for the Packaging segment

Kissimmee, Florida(1)	49,400	12/31/11	Fabrication, molding, test lab, and engineering for the Packaging segment

Miami, Florida	7,000	11/30/09	Warehousing and fabrication for the Packaging segment

Haverhill, Massachusetts	48,772	2/28/13	Flame lamination for the Component Products segment

Raritan, New Jersey	67,125	2/28/13	Fabrication, molding, test lab, clean-room, and engineering for the Packaging segment

Clinton, Iowa	60,000	12/31/14	Molded fiber operations for the Packaging segment

Clinton, Iowa	62,000	2/28/15	Molded fiber operations for the Packaging segment

Addison, Illinois	30,000	07/31/10	Fabrication and engineering for the Packaging segment

Addison, Illinois	15,000	06/30/10	Fabrication and engineering for the Packaging segment

Ventura, California	48,300	month-to-month	Fabrication and engineering for the Component Products segment

Atlanta, Georgia	47,000	04/30/11	Fabrication and engineering for the Component Products segment

El Paso, Texas	40,000	6/30/10	Warehousing and fabrication for the Packaging segment

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

ITEM 4.                                         SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

None.

PART II

ITEM 5.                                         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

From July 8, 1996, until April 18, 2001, the Company’s Common Stock was listed on the NASDAQ National Market under the symbol “UFPT.”  Since April 19, 2001, the Company’s Common Stock has been listed on the NASDAQ Capital Market.  The following table sets forth the range of high and low quotations for the Common Stock as reported by NASDAQ for the quarterly periods from January 1, 2007, to December 31, 2008:

Fiscal Year Ended December 31, 2007	High	Low
First Quarter	$5.78	$4.41
Second Quarter	6.43	4.56
Third Quarter	5.88	4.45
Fourth Quarter	8.75	5.03

Fiscal Year Ended December 31, 2008	High	Low
First Quarter	$7.83	$5.20
Second Quarter	14.63	7.36
Third Quarter	12.18	6.71
Fourth Quarter	7.09	3.92

Number of Stockholders

As of February 16, 2009, there were 90 holders of record of the Company’s Common Stock.

Due to the fact that many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2008, although prior to becoming a public company in December 1993, the Company had from time to time paid cash dividends on its capital stock. The Company presently intends to retain all of its earnings to provide funds for the operation of its business, although it would consider paying cash dividends in the future.  The Company’s ability to pay dividends is subject to approval by its principal lending institution.

Stock Plans

The Company maintains two active stock option plans to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, non-employee directors and advisors.  The 1993 Employee Stock Option Plan provides for the issuance of up to 1,550,000 shares of the Company’s Common Stock.  The 1993 Director Plan provided for the issuance of 110,000 shares of the Company’s Common Stock to non-employee directors; this plan was frozen with the inception of the 1998 Director Plan, which provides for the issuance of up to 975,000 shares of the Company’s Common Stock to non-employee directors.  Additional details of these plans are discussed in Note 12 to the consolidated financial statements.

Through June 2008, the Company also maintained an Employee Stock Purchase Plan, which was intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986.

The Company also maintains the 2003 Incentive Plan, which provides the Company with the ability to offer equity-based incentives to present and future executives and other employees who are in a position to contribute to the long-term success and growth of the Company.

Each of these plans and their amendments has been approved by the Company’s stockholders.

Summary plan information as of December 31, 2008, is as follows:

	Number of shares of UFPT common stock to be issued (1)	Weighted average exercise price of outstanding options	Number of shares of UFPT common stock remaining available for future issuance
1993 Employee Plan	634,375	$2.36	322,293
1993 Director Plan	—	—	—
1998 Director Plan	338,808	4.11	334,890
Total Option Plans	973,183	$2.97	657,183

1998 Employee Stock Purchase Plan	—	—	—
2003 Incentive Plan	352,000	—	461,321
Total All Stock Plans	1,325,183	—	1,118,504

(1)  Will be issued upon exercise of outstanding options or vesting of stock unit awards.

ITEM 6.                                         SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2008, is derived from the audited consolidated financial statements of the Company.  The consolidated financial statements for the 2004 fiscal year were audited by PricewaterhouseCoopers LLP.  The data should be read in conjunction with the consolidated financial statements and the related notes included in this report, and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data:

	Years Ended December 31
	(in thousands, except per share data)
Consolidated statement of operations data:(1),(2)	2008		2007	2006	2005	2004
Net sales	$110,032		93,595	93,749	83,962	68,624
Gross profit	28,563		22,810	19,237	14,601	13,971
Operating income	8,425	(3)	7,247	5,054	2,171	2,144
Net income	5,116		4,159	2,515	659	871
Diluted earnings per share	0.82		0.71	0.45	0.14	0.17
Weighted average number of diluted shares outstanding	6,263		5,861	5,571	5,261	4,995

	As of December 31
	(in thousands)
Consolidated balance sheet data:(1),(2)	2008	2007	2006	2005	2004
Working capital	$18,688	14,952	8,236	3,321	1,431
Total assets	48,723	45,553	39,037	44,000	39,632
Short-term debt and capital lease obligations	1,419	1,419	1,767	9,716	9,484
Long-term debt and capital lease obligations, excluding current portion	4,852	6,271	6,921	7,650	7,497
Total liabilities	17,355	21,310	20,412	29,239	25,846
Stockholders’ equity	31,367	24,243	18,625	14,761	13,787

(1)           See Note 20 to the consolidated financial statements for segment information.

(2)           Amounts include the consolidation of United Development Company Limited, a 26.32%-owned real estate limited partnership.  See Note 1 to the consolidated financial statements.

(3)           Amount includes restructuring charges of $1.3 million.

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

Examples of these risks, uncertainties and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company’s customers; (ii) actions by the Company’s competitors and the ability of the Company to respond to such actions; (iii) the ability of the Company to obtain new customers; and (iv) the ability of the Company to execute and integrate favorable acquisitions.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Investment in and Advances to Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In compliance with the provisions of FIN 46R, the Company has consolidated the financial statements of UDT for all periods presented, because — when including related party ownership — the Company effectively owns greater than 50% of UDT.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s consolidated statements of operations:

	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.0%	75.6%	79.5%
Gross profit	26.0%	24.4%	20.5%
Selling, general and administrative expenses	17.1%	16.7%	15.1%
Restructuring charge	1.2%	0.0%	0.0%
Operating income	7.7%	7.7%	5.4%
Total other expenses, net	0.3%	0.5%	1.1%
Income before income taxes	7.4%	7.2%	4.3%
Income tax expense	2.8%	2.8%	1.6%
Net income	4.6%	4.4%	2.7%

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics, and fiber products.  The Company serves a myriad of markets, but specifically targets opportunities in the automotive, computers and electronics, medical, aerospace and defense, industrial, and consumer markets.

On January 18, 2008, the Company acquired Stephenson & Lawyer, Inc. (“S&L”), a Grand Rapids, Michigan-based foam fabricator.  Operating out of a 255,000-square-foot manufacturing plant, S&L specializes in the fabrication of technical urethane foams.  In addition to significantly adding to the Company’s real estate, S&L brings access to this family of foams, modern manufacturing capabilities, and a seasoned management team to the Company.  The acquisition is an example of the

Company’s dual strategy of growing its top line organically through a focused marketing plan as well as through strategic acquisitions.

The Company reported record earnings for its fiscal year ended December 31, 2008, largely due to increased sales and stronger gross margins.  However, it experienced a softening of sales in the fourth quarter of 2008.  Sales to the automotive industry have weakened significantly as holiday shutdowns started earlier than normal and extended well into January 2009, largely attributable to very soft automotive sales in North America.  Given the current condition of the automobile industry as well as the overall weak economy, the Company expects continued soft sales at least through the first quarter of 2009.

2008 Compared to 2007

Net sales increased 17.6% to $110.0 million in the year ended December 31, 2008, from $93.6 million in the same period of 2007.  Without its newly acquired plant in Grand Rapids, Michigan (Component Products segment), sales increased 4% for the year ended December 31, 2008.  Sales in the Component Products segment increased 13.1% to $60.8 million for the year ended December 31, 2008, from $53.8 million in the same period of 2007.  The increase is primarily due to sales of $12.7 million from the newly acquired plant in Grand Rapids, partially offset by a decrease in sales to the automotive industry of approximately $5.9 million.  The Company believes that sales to the automotive industry will continue to weaken in 2009.  Sales in the Engineered Packaging segment increased 23.5% to $49.2 million for the year ended December 31, 2008, from $39.8 million in the same period of 2007.  The increase in sales is largely due to an increase in sales of $3.9 million to a key electronics customer, as well as increased demand for environmentally friendly molded fiber packaging.

Gross profit as a percentage of sales (“Gross Margin”) increased to 26.0% in 2008 from 24.4% in 2007.  The improvement in gross margin is primarily attributable to Company-wide continued strategic pricing and manufacturing efficiency initiatives (material and labor as a percentage of sales are down 1.2% and 0.8%, respectively) partially offset by lower gross margins in the Company’s automotive plants (Component Products segment).

Selling, General and Administrative Expenses (“SG&A”) increased 20.9% to $18.8 million for the year ended December 31, 2008, from $15.6 million in 2007.  As a percentage of sales, SG&A was 17.1% and 16.7% in the years ended December 31, 2008, and 2007, respectively.  The increase in SG&A spending is primarily attributable to increased SG&A from the newly acquired plant in Grand Rapids of approximately $2.2 million (Component Products segment) as well as increased equity-based compensation of approximately $600,000 (Component Products and Packaging segments).

The Company recorded a restructuring charge of approximately $1.3 million during the year ended December 31, 2008, associated with the consolidation of its Macomb Township, Michigan, automotive operations into its newly acquired plant in Grand Rapids, Michigan.  The $1.3 million charge is for the costs associated with vacating the Macomb Township premises, severance, relocation and stay-bonuses for its employees, equipment moving and hook-up costs, and training and other start-up costs.  As of December 31, 2008, the move was completed and all significant costs had been incurred.

Interest expense decreased to approximately $334,000 for the year ended December 31, 2008, from $479,000 in 2007.  The decrease in interest expense is primarily attributable to lower average borrowings.

The Company recorded income tax expense as a percentage of pre-tax income of 36.9% and 38.3% for the years ended December 31, 2008, and 2007, respectively.  The Company has deferred tax assets on its books associated with net operating losses generated in previous years.  The Company has considered both positive and negative available evidence in its determination that the deferred tax assets will be realized, and has not recorded a tax valuation allowance at December 31, 2008.  The Company will continue to assess the realizability of deferred tax assets created by recording tax benefits on operating losses and, where appropriate, record a valuation allowance against these assets.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

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

Selling, General and Administrative Expenses (“SG&A”) increased 9.7% to $15.6 million for the year ended December 31, 2007, from $14.2 million in 2006.  As a percentage of sales, SG&A was 16.7% and 15.1% in the years ended December 31, 2007, and 2006, respectively.  The increase in SG&A spending is primarily attributable to increased sales resources of approximately $700,000 (across both business segments) as well as equity-based compensation resulting from the implementation of SFAS No. 123R (Component Products and Packaging segments) of approximately $250,000.

Interest expense decreased to approximately $479,000 for the year ended December 31, 2007, from $964,000 in 2006.  The decrease in interest expense is primarily attributable to lower average borrowings partially offset by the impact of higher interest rates.

The Company recorded income tax expense as a percentage of pre-tax income of 38.3% and 37.3% for the years ended December 31, 2007, and 2006, respectively.  The higher effective tax rate for 2007 reflects a reduction in the amount of eligible research and development tax credits expected to be taken on the Company’s 2007 tax returns.  The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets will be realized, and has not recorded a tax valuation allowance at December 31, 2007.  The Company expects to utilize a significant amount of its federal net operating losses when it prepares its 2007 tax returns.  The Company will continue to assess the realizability of deferred tax assets created by recording tax benefits on operating losses and, where appropriate, record a valuation allowance against these assets.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

As of December 31, 2008, and 2007, working capital was approximately $18,688,000 and $14,952,000, respectively.  The increase in working capital is primarily attributable to an increase in receivables and inventory of approximately $959,000 and $2.3 million, respectively, due largely to the acquisition of Stephenson & Lawyer, Inc. in January 2008 and a decrease in accounts payable of approximately $2.4 million due to the timing of year-end check runs, partially offset by a decrease in cash of approximately $2.3 million due to the Company’s acquisition of Stephenson & Lawyer. Cash provided from operations was approximately $7.3 million and $10.1 million in 2008 and 2007, respectively.  The primary reason for the decrease in cash generated from operations in 2008 is a decrease in accounts payable of approximately $2.1 million during the fiscal year ended December 31, 2008, compared to an increase in accounts payable of approximately $500,000 during fiscal 2007.  This change was caused by the difference in the timing of check runs at the end of each respective year.  Net cash used in investing activities in 2008 was approximately $7.8 million and was used primarily for the acquisition of Stephenson & Lawyer, Inc. of approximately $5.2 million and the acquisition of new manufacturing equipment of approximately $2.8 million.

On February 28, 2003, the Company obtained a credit facility, which was amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things, changes to certain financial covenants.  The amended facility was comprised of:  (i) a revolving credit facility of $17 million; (ii) a term loan of $3.7 million with a seven-year straight-line amortization; and (iii) a term loan of $2.3 million with a 15-year straight-line amortization.  The amended credit facility called for interest of Prime or LIBOR plus a margin that ranges from 1.0% to 1.5%, depending upon Company performance.  The loans were collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts.  All borrowings at December 31, 2008, had interest computed at Prime or LIBOR plus 1.0%.  Under the amended credit facility, the Company was subject to certain financial covenants, including maximum capital expenditures and minimum fixed-charge coverage.  As of December 31, 2008, the Company was in compliance with all of these covenants.  At December 31, 2008, the interest rate on these facilities ranged from 1.5% to 3.25%.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility is comprised of: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the

Company.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant.  The Company’s $17 million revolving credit facility is due November 30, 2013; the term loans are all due on January 29, 2016.

As a result of the consolidation of UDT, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, was included within long-term debt in the December 31, 2006 consolidated financial statements.  On May 22, 2007, this note was refinanced.  The remaining principal balance of $388,356 on the old note was paid in full.  The new note is secured by the Florida facility and has a principal balance of $786,000.  The note calls for 180 monthly payments of $7,147.  The interest rate is fixed at approximately 7.2%.  The additional funds of approximately $400,000 were used to fund building improvements in the Florida facility.    The outstanding balance on this note at December 31, 2008, is $737,289.

In addition to the above credit facilities, the Company had capital lease debt of $1,612,665 as of December 31, 2008.  These leases are secured by specific manufacturing equipment used by the Company and have remaining lives ranging from one to six years and bear interest at rates ranging from 7% to 8%.  Subsequent to December 31, 2008, the Company paid off these obligations in full.

The Company has no significant capital commitments in 2009, but plans on adding capacity to enhance operating efficiencies in its manufacturing plants.  The Company may consider the acquisition of companies, technologies, or products in 2009 that are complementary to its business.  The Company believes that its existing resources, including its revolving credit facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements through at least the end of 2009.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

Commitments, Contractual Obligations and Off-Balance Sheet Arrangements

The following table summarizes the Company’s contractual obligations at December 31, 2008, as adjusted for January 2009 refinancing activity, as well as the January 2009 payoff of the capital lease obligations, and the effect such obligations are expected to have on its cash flow in future periods:

Payments due in:	Operating Leases	Grand Rapids Mortgage	Term Loans	Massa- chusetts Mortgage	UDT Mortgage	Debt Interest	Supple- mental Retirement	Total
2009	$1,445,505	$166,667	$308,211	$97,608	$33,896	$392,689	$95,600	$2,540,176
2010	1,197,619	200,000	288,360	92,300	36,417	472,847	101,000	2,388,543
2011	922,757	200,000	288,360	92,300	39,120	435,295	80,000	2,057,832
2012	860,075	200,000	288,360	92,300	41,725	397,781	80,000	1,960,241
2013 and thereafter	850,033	3,233,333	889,114	1,484,492	586,131	997,693	280,800	8,321,596
	$5,275,989	$4,000,000	$2,062,405	$1,859,000	$737,289	$2,696,305	$637,400	$17,268,388

The Company requires cash to pay its operating expenses, purchase capital equipment and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the year ended December 31, 2008, it cannot guarantee that its operations will generate cash in future periods.

The Company does not believe that inflation has had a material impact on its results of operations in the last three years.

Critical Accounting Policies

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies, and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions, both in general and specifically in relation to the packaging industry, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The Company recognizes revenue at the time of shipment when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collection.  If a loss is anticipated on any contract, a provision for the entire loss is made immediately.  Determination of these criteria, in some cases, requires management’s judgments. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue for any reporting period could be adversely affected.

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

Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics.  At December 31, 2008 the Company redefined its reporting units to include its Component Products segment, Packaging segment (excluding its Molded Fiber operation), and its Molded Fiber operation as separate reporting units for goodwill impairment testing.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its annual goodwill impairment test as of December 31, 2008, and determined that no goodwill was impaired.

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

Inventory

The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.  The Company fully reserves for inventories deemed obsolete.  The Company performs periodic reviews of all inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity, as well as anticipated or forecasted demand, based upon sales and marketing inputs through its planning systems.  If estimates of demand diminish or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required with a resulting charge to operations.

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

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At December 31, 2008, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has four debt instruments where interest is based upon either the Prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

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

(b)         The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2008, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in  Internal Control — Integrated Framework.  Based on the assessment, the management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (3)	Exhibits

Number		Reference

2.01	Agreement and Plan of Reorganization among the Company, Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	A-2.01**

2.02	Agreement of Merger between Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	B-2.02**

2.03	Merger Agreement relating to the reincorporation of the Company in Delaware.	A-2.02**

2.04	Asset Purchase Agreement relating to the purchase of Foam Cutting Engineers, Inc.	C-2**

2.05	Asset Purchase Agreement relating to the purchase of the assets of Pacific Foam Technologies, Inc.	D-2.05**

2.06	Stock Purchase Agreement dated January 14, 2000, relating to the acquisition of the stock of Simco Industries, Inc.	E-2.01**

3.01	Certificate of Incorporation of the Company, as amended.	F-3.01** G-3.01**

3.02	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 20, 2009.	II-3.02**

3.03	Amended and Restated Bylaws of the Company.	II-3.03**

4.01	Specimen Certificate for shares of the Company’s Common Stock.	A-4.01**

4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company, filed as Exhibit 3.01).	F-3.01**

Number		Reference

4.03

Rights Agreement, dated as of March 20, 2009, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes as Exhibit A, the Form of Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Shares of Preferred Stock of UFP Technologies, Inc.

II-4.03**

10.01	Agreement between the Company and William H. Shaw.	A-10.08*, **

10.02	Agreement and Severance Agreement between the Company and Richard L. Bailly.	A-10.09*, **

10.03	Employee Stock Purchase Plan.	A-10.18**

10.04	1993 Combined Stock Option Plan, as amended.	I-10.19*, **

10.05	1993 Non-employee Director Stock Option Plan.	J-4.5**

10.06	Facility Lease between the Company and Raritan Associates.	A-10.22**

10.07	Facility Lease between the Company and Dana Evans d/b/a Evans Enterprises.	A-10.27**

10.08	Form of Indemnification Agreement for directors and officers of the Company.	A-10.30**

10.09	Facility Lease between the Company and Clinton Area Development Corporation.	K-10.37**

10.10	Employment Agreement with R. Jeffrey Bailly dated April 4, 1995.	L-10.37*, **

10.11	Amended 1998 Employee Stock Purchase Plan.	M**

10.12	Facility Lease between the Company and Quadrate Development, LLC	N-10.43**

10.13	Amended 1998 Director Stock Option Incentive Plan, as amended	M, DD*, **

10.14	Amended Facility Lease between the Company and United Development Company Limited.	O-10.27**

10.15	Amended Facility Lease between the Company and United Development Company Limited.	O-10.28**

10.16	Amended Facility Lease between the Company and Ward Hill Realty Associates, LLC, successors in interest to Evans Enterprises of South Beach	P-10.30**

10.17	Credit and Security Agreement between the Company and Fleet Capital Corporation	Q-10.31**

10.18	Facility Lease between Simco Automotive Trim, Inc. and Insite Atlanta, LLC	R-10.31**

10.19	Amended Credit and Security Agreement between the Company and Fleet Capital Corporation.	S-10.33**

10.20	Facility lease between the Company and Clinton Base Company LLC	G-10.34**

10.21	Second Amendment to the Credit Agreement between the Company and Fleet Capital Corporation	T-10.35**

Number		Reference

10.22	Third Amendment to the Credit and Security Agreement between the Company and Bank of America	U-10.37**

10.23	1998 Employee Stock Purchase Plan as amended	V-10.38**

10.24	Form of Stock Unit Award Agreement under 2003 Equity Incentive Plan	W-10.40*,**

10.25	Executive Non-qualified Excess Plan	X-10.41*,**

10.26	UFP Technologies, Inc. 2003 Incentive Plan, as amended	Y-10.26, EE*,**

10.27	Promissory note of United Development Company Limited in favor of Bank of America, N.A. dated May 22, 2007	Y-10.27

10.28	Employment Agreement with R. Jeffrey Bailly dated October 8, 2007	Z-10.28*,**

10.29	Agreement and Plan of Merger dated as of January 14, 2008, among UFP Technologies, Inc., S&L Acquisition Corp., and Stephenson & Lawyer, Inc.	AA-10.29**

10.30	Form of 2008 Stock Unit Award Agreement under 2003 Incentive Plan	CC-10.30*,**

10.42	Amended facility lease between the Company and Rothbart Realty Co.	CC-10.42**

10.43	Amended facility lease between the Company and Rothbart Realty Co.	CC-10.43**

10.44	Amended facility lease between the Company and Quadrate Development, LLC	CC-10.44**

10.45	Amended facility lease between the Company and Kessler Industries, Inc.	CC-10.45**

10.46	Amended facility lease between the Company and Raritan Johnson Associates, LLC	CC-10.46**

10.47	Amended facility lease between the Company and Ward Hill Realty Associates, LLC	CC-10.47**

10.48	Form of Stock Unit Award Agreement by and between UFP Technologies, Inc. and R. Jeffrey Bailly.	FF-10.48*,**

10.49	Third Amendment to Iowa facility lease, signed as of August 20, 2008, between Moulded Fibre Technology, Inc.(Tenant) and Clinton Base Company, LLC (Landlord).	GG-10.49**

10.50	Form of 2009 Stock Unit Award Agreement.	HH-10.50*,**

10.51	Amended and restated Credit and Security Agreement between the Company and Bank of America, N.A, dated January 27, 2009.	Filed herewith

14.00	Code of Ethics	BB**

21.01	Subsidiaries of the Company.	Filed herewith

23.01	Consent of CCR LLP	Filed herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

Number		Reference

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

A.	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-70912). The number set forth herein is the number of the Exhibit in said Registration Statement.

B.	Incorporated by reference to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1993. The number set forth herein is the number of the Exhibit in said Annual Report.

C.	Incorporated by reference to the Company’s report on 8-K dated February 3, 1997. The number set forth herein is the number of the Exhibit in said report.

D.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The number set forth herein is the number of the Exhibit in said Annual Report.

E.	Incorporated by reference to the Company’s Report on Form 8-K dated January 31, 2000. The number set forth herein is the number of the Exhibit in said Report.

F.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1996. The number set forth herein is the number of the Exhibit in said Quarterly Report.

G.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004. The number set forth herein is the number of the exhibit in said Quarterly Report.

H	Incorporated by reference to the Company’s report on Form 8-K dated January 13, 1999. The number set forth herein is the number of the Exhibit in said Report.

I.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1998. The number set forth herein is the number of the Exhibit in said Quarterly Report.

J.	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 33-76440). The number set forth herein is the number of the Exhibit in said Registration Statement.

K.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The number set forth herein is the number of the Exhibit in said Annual Report.

L.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1995. The number set forth herein is the number of the Exhibit in said Quarterly Report.

M.	Incorporated by reference to the Company’s Proxy Statement relating to the Company’s Annual Meeting of Stockholders on June 5, 2002.

N.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The number set forth herein is the number of the Exhibit in said Annual Report.

O.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The number set forth herein is the number of the Exhibit in said Annual Report.

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

Y.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2007. The number set forth herein is the number of the exhibit in said Quarterly Report.

Z.	Incorporated by reference to the Company’s Current Report on Form 8-K filed October 12, 2007. The number set forth herein is the number of the Exhibit in said Report.

AA.	Incorporated by reference to the Company’s Current Report on Form 8-K filed January 18, 2008. The number set forth herein is the number of the Exhibit in said Report.

BB.	Incorporated by reference to Appendix C to the Company’s Proxy Statement relating to the Company’s Annual Meeting of Stockholders on June 6, 2007.

CC.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The number set forth herein is the number of the exhibit in said Annual Report.

DD.	Incorporated by reference to Appendix A to the Company’s Proxy Statement relating to the Company’s Annual Meeting of Stockholders on June 4, 2008.

EE.	Incorporated by reference to Appendix B to the Company’s Proxy Statement relating to the Company’s Annual Meeting of Stockholders on June 4, 2008.

FF.	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 10, 2008. The number set forth herein is the number of the exhibit in said Report.

GG

Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008. The number set forth herein is the number of the exhibit in said Quarterly Report.

HH.	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 2, 2009. The number set forth herein is the number of the Exhibit in said Report.

II.	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 24, 2009. The number set forth herein is the number of the Exhibit in said Report.

*	Management contract or compensatory plan or arrangement.

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

UFP TECHNOLOGIES, INC.

Date:	March 27, 2009	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 27, 2009
R. Jeffrey Bailly	President, and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Vice President,	March 27, 2009
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Richard L. Bailly	Director	March 27, 2009
Richard L. Bailly

/s/ Kenneth L. Gestal	Director	March 27, 2009
Kenneth L. Gestal

/s/ David B. Gould	Director	March 27, 2009
David B. Gould

/s/ Thomas W. Oberdorf	Director	March 27, 2009
Thomas W. Oberdorf

/s/ Marc Kozin	Director	March 27, 2009
Marc Kozin

/s/ David K. Stevenson	Director	March 27, 2009
David K. Stevenson

/s/ Robert W. Pierce, Jr.	Director	March 27, 2009
Robert W. Pierce, Jr.

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2008 and 2007

And for the Years Ended December 31, 2008, 2007, and 2006

With Report of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

UFP Technologies, Inc.

Georgetown, MA

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. as of December 31, 2008, and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2008.  Our audit also included the financial statement schedule for each of the years in the three year period ended December 31, 2008, as listed in the index at Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UFP Technologies, Inc. as of December 31, 2008, and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ CCR LLP
Westborough, Massachusetts

March 18, 2009

UFP TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$6,729,370	$9,060,347
Receivables, net	12,754,875	11,795,468
Inventories, net	8,152,746	5,876,626
Prepaid expenses	516,388	821,250
Deferred income taxes	1,488,575	1,021,320
Total current assets	29,641,954	28,575,011
Property, plant and equipment	40,666,779	38,269,142
Less accumulated depreciation and amortization	(28,912,455)	(28,777,323)
Net property, plant and equipment	11,754,324	9,491,819
Cash surrender value of officers’ life insurance	187,830	172,536
Deferred income taxes	—	188,650
Goodwill	6,481,037	6,481,037
Other assets	657,516	643,721
Total assets	$48,722,661	$45,552,774
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$716,697	$714,256
Current installments of capital lease obligations	702,765	704,408
Accounts payable	3,304,194	5,694,152
Accrued taxes and other expenses	6,230,001	6,510,216
Total current liabilities	10,953,657	13,623,032
Long-term debt, excluding current installments	3,941,996	4,658,464
Capital lease obligations, excluding current installments	909,900	1,612,664
Minority interest (Note 7)	523,003	583,533
Deferred income taxes	113,073	—
Retirement and other liabilities	913,644	832,141
Total liabilities	17,355,273	21,309,834
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,666,703 shares in 2008 and 5,375,381 shares in 2007	56,667	53,754
Additional paid-in capital	13,774,334	11,768,799
Retained earnings	17,536,387	12,420,387
Total stockholders’ equity	31,367,388	24,242,940
Total liabilities and stockholders’ equity	$48,722,661	$45,552,774

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2008	2007	2006
Net sales	$110,031,601	$93,595,140	$93,749,239
Cost of sales	81,468,539	70,784,986	74,511,940
Gross profit	28,563,062	22,810,154	19,237,299
Selling, general and administrative expenses	18,822,965	15,562,800	14,183,117
Restructuring charge	1,315,366	—	—
Operating income	8,424,731	7,247,354	5,054,182
Other income (expense):
Interest expense	(334,293)	(479,171)	(963,982)
Equity in net income of unconsolidated partnership	7,218	15,038	15,037
Minority interest earnings	(44,465)	(72,370)	(87,298)
Other, net	57,457	32,500	(9,705)
Total other expense	(314,083)	(504,003)	(1,045,948)
Income before income tax provision	8,110,648	6,743,351	4,008,234
Income tax expense	2,994,648	2,584,250	1,493,361
Net income	$5,116,000	$4,159,101	$2,514,873
Net income per share:
Basic	$0.92	$0.78	$0.50
Diluted	$0.82	$0.71	$0.45
Weighted average common shares:
Basic	5,549,830	5,306,948	5,022,532
Diluted	6,262,666	5,861,420	5,571,068

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007, and 2006

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2005	4,828,079	$48,281	$8,966,472	$5,746,413	$14,761,166
Employee Stock Purchase Plan	21,148	211	47,111	—	47,322
Stock issued in lieu of compensation	54,411	544	143,703	—	144,247
Share-based compensation	—	—	459,340	—	459,340
Exercise of stock options, net of shares presented for exercise	253,126	2,532	518,189	—	520,721
Windfall tax benefits	—	—	176,867	—	176,867
Net income	—	—	—	2,514,873	2,514,873
Balance at December 31, 2006	5,156,764	$51,568	$10,311,682	$8,261,286	$18,624,536
Employee Stock Purchase Plan	4,721	47	23,848	—	23,895
Stock issued in lieu of compensation	55,189	552	255,524	—	256,076
Share-based compensation	41,000	410	691,614	—	692,024
Exercise of stock options, net of shares presented for exercise	117,707	1,177	271,037	—	272,214
Windfall tax benefits	—	—	215,094	—	215,094
Net income	—	—	—	4,159,101	4,159,101
Balance at December 31, 2007	5,375,381	$53,754	$11,768,799	$12,420,387	$24,242,940
Employee Stock Purchase Plan	2,817	28	20,535	—	20,563
Stock issued in lieu of compensation	55,644	556	343,324	—	343,880
Share-based compensation	93,680	937	1,304,852	—	1,305,789
Exercise of stock options	139,181	1,392	331,634	—	333,026
Net share settlement of restricted stock units	—	—	(206,044)	—	(206,044)
Windfall tax benefits	—	—	211,234	—	211,234
Net income	—	—	—	5,116,000	5,116,000
Balance at December 31, 2008	5,666,703	$56,667	$13,774,334	$17,536,387	$31,367,388

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2008	2007	2006
Cash flows from operating activities:
Net income	$5,116,000	$4,159,101	$2,514,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,976,550	2,815,021	3,059,701
Restructuring charge—leasehold improvement write-off	170,000	—	—
Equity in net income of unconsolidated affiliate and partnership	(7,218)	(15,038)	(15,037)
Minority interest	44,465	72,370	87,298
(Gain) or loss on disposal of property, plant and equipment	(57,457)	(32,500)	9,705
Share-based compensation	1,305,789	692,024	459,340
Stock issued in lieu of compensation	343,880	256,076	144,247
Deferred income taxes	16,469	1,209,664	856,605
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	777,392	(166,829)	3,767,676
Inventories, net	(434,506)	53,051	598,132
Prepaid expenses	350,013	(54,783)	25,210
Accounts payable	(2,776,715)	1,073,753	(1,479,406)
Accrued taxes and other expenses	(937,577)	760,267	1,269,710
Retirement and other liabilities	(119,173)	94,560	41,801
Other assets	(82,867)	(213,376)	(61,105)
Net cash provided by operating activities	6,685,045	10,703,361	11,278,750
Cash flows from investing activities:
Additions to property, plant and equipment	(2,763,250)	(2,100,584)	(1,515,533)
Cash surrender value of officers’ life insurance	(15,294)	(14,701)	(17,700)
Acquisition of Stephenson & Lawyer net of cash acquired	(5,181,066)	—	—
Payments received on affiliated partnership	7,218	15,038	15,038
Proceeds from sale of property, plant and equipment	101,020	32,500	30,000
Acquisition of assets of Stephen Packaging Corp.	—	—	(309,229)
Net cash used in investing activities	(7,851,372)	(2,067,747)	(1,797,424)
Cash flows from financing activities:
Net borrowings (payments) under notes payable	—	—	(7,990,521)
Proceeds from long-term borrowings	—	786,000	—
Distribution to United Development Company Partners (minority interest)	(104,995)	(104,994)	(104,994)
Tax benefit from exercise of non-qualified stock options	211,234	215,094	176,867
Proceeds from sale of common stock	20,563	23,895	47,322
Proceeds from the exercise of stock options	333,026	272,214	520,701
Principal repayment of long-term debt	(714,027)	(1,095,607)	(691,251)
Principal repayment of obligations under capital leases	(704,407)	(688,991)	(2,046,680)
Proceeds from refinancing capital leases	—	—	1,359,000
Cash settlements of restricted stock units	(206,044)	—	—
Net cash used in financing activities	(1,164,650)	(592,389)	(8,729,556)
Net change in cash	(2,330,977)	8,043,225	751,770
Cash and cash equivalents at beginning of year	9,060,347	1,017,122	265,352
Cash and cash equivalents at end of year	$6,729,370	$9,060,347	$1,017,122

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2008 and 2007

(1)                     Summary of Significant Accounting Policies

UFP Technologies, Inc. (“the Company”) is an innovative designer and custom converter of foams, plastics and natural fiber products principally serving the automotive, computer and electronics, medical, aerospace and defense, consumer and industrial markets.  The Company was incorporated in the State of Delaware in 1993.

(a)       Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc., its wholly-owned subsidiaries, Moulded Fibre Technology, Inc., Simco Automotive Trim, Inc., and Simco Technologies, Inc.  The consolidated financial statements also include the accounts and results of operations of Stephenson & Lawyer, Inc. and its wholly-owned subsidiary, Patterson Properties Corporation, from January 1, 2008, through December 31, 2008. The Company also consolidates United Development Company Limited, of which the Company owns 26.32% (see Note 7).  All significant inter-company balances and transactions have been eliminated in consolidation.

(b)       Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable.  Provisions are established for accounts that are potentially uncollectible.  Determining adequate reserves for accounts receivable requires management’s judgment.  Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2008.

(c)        Inventories

Inventories that include material, labor, and manufacturing overhead are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory.  Provisions are established for potential obsolescence.  Determining adequate reserves for inventory obsolescence requires management’s judgment.  Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the reserve balances as of December 31, 2008.

(d)       Property, Plant and Equipment

Property, plant, and equipment are stated at cost and depreciated and amortized using the straight-line method over the estimated useful lives of the assets (for financial statement purposes) and accelerated methods (for income tax purposes).  Certain manufacturing machines that are dedicated to a specific program—where total units to be produced over the life of the program are estimable—are depreciated using the modified units of production method for financial statement purposes.

Estimated useful lives of property, plant, and equipment are as follows:

Shorter of estimated useful life
Leasehold improvements	or remaining lease term
Buildings and improvements	31.5 years
Equipment	8-10 years
Furniture and fixtures	5-7 years

Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (asset group) may not be recoverable.  An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition.  The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value.  Fair value is generally determined using a discounted cash flow analysis.

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

(f)           Revenue Recognition

The Company recognizes revenue at the time of shipment when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collection.  If a loss is anticipated on any contract, a provision for the entire loss is made immediately.  Determination of these criteria, in some cases, requires management’s judgments.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue for any reporting period could be adversely affected.

(g)       Investments in Realty Partnership

The Company has invested in Lakeshore Estates Associates, a realty limited partnership.  The Lakeshore Estates investment is stated at cost, plus or minus the Company’s proportionate share of the limited partnership’s income or losses, less any distributions received from the limited partnership.  The Company has recognized its share of Lakeshore Estates Associates’ losses only to the extent of its original investment in, and advances to, this partnership.  The Company’s carrying amount for this investment is zero at December 31, 2008, and 2007, respectively.

(h)       Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics.  At December 31, 2008 the Company redefined its reporting units to include its Component Products segment, Packaging segment (excluding its Molded Fiber operation), and its Molded Fiber operation as separate reporting units for goodwill impairment testing.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its annual goodwill impairment test as of December 31, 2008, and determined that no goodwill was impaired.

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

(j)           Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2008, and 2007, cash equivalents primarily consist of a money market account that is readily converted into cash.  The Company utilizes zero-balance disbursement accounts to manage its funds.  As such, outstanding checks at the end of a period are reclassified to accounts payable.  At December 31, 2008, and 2007, the amounts reclassified were approximately $1.6 million and $2.2 million, respectively.

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

(l)          Segments and Related Information

The Company has adopted the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which established standards for the way that public business enterprises report information and operating segments in annual financial statements and requires reporting of selected information in interim financial reports (see Note 20).

(m)     Recent Accounting Pronouncements Not Yet Effective

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted for.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination.  Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  SFAS No. 141R is effective for the Company for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances occurring after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity.  The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 amends the consolidation procedures of certain aspects of ARB No. 51 for consistency with the requirements of SFAS No. 141R. This statement requires changes in the parent’s ownership interest of consolidated subsidiaries to be accounted for as equity transactions.  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The Company is currently evaluating the future impacts and disclosures of this standard.

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

(n)       Share-Based Compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).  The Company expenses its share-based compensation on a straight-line basis over the requisite service period for each award.

The provisions of SFAS No. 123R apply to share-based payments made through several plans, which are described below.  The compensation cost that has been charged against income for those plans is as follows:

	Year Ended December 31
	2008	2007	2006
Cost of sales	$—	$—	$—
Selling, general and administrative expense	1,305,789	692,024	439,340
Total share-based compensation expense	$1,305,789	$692,024	$439,340

The compensation expense for stock options granted during the three-year period ended December 31, 2008, was determined as the intrinsic fair market value of the options, using a lattice-based option valuation model with the assumptions noted as follows:

	Year Ended December 31
	2008	2007	2006
Expected volatility	88.0%	76.7% to 89.3%	92.7% to 96.7%
Expected dividends	None	None	None
Risk-free interest rate	4.0%	3.4% to 5.0%	4.7% to 5.1%
Exercise price	Closing price on date of grant	Closing price on date of grant	Closing price on date of grant
Imputed life	7.9 years (output in lattice-based model)	4.1 to 7.9 years (output in lattice-based model)	4.0 to 8.0 years (output in lattice-based model)

The weighted average grant date fair value of options granted during 2008, 2007, and 2006 was $2.87, $2.38, and $2.51, respectively.

The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was approximately $458,000, $223,000, and $149,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

(o)       Deferred Rent

The Company accounts for escalating rental payments on the straight-line basis over the term of the lease.

(p)       Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales.  Amounts charged to customers pertaining to these costs are included as revenue.

(q)       Research and Development

On a routine basis, the Company incurs costs related to research and development activity.  These costs are expensed as incurred.  Approximately $1.4 million and $1.3 million were expensed in the years ended December 31, 2008, and 2007, respectively.

(r)         Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses and payroll withholdings are stated at carrying amounts that approximate fair value because of the short maturity of those instruments.  The carrying amount of the Company’s long-term debt and obligations under capital leases approximates fair value as the interest rate on the debt approximates the Company’s current incremental borrowing rate.

(s)         Fair Value

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value and expands disclosures about fair value measurements.  This standard only applies when other standards require or permit the fair value measurement of assets and liabilities.  It does not increase the use of fair value measurement.  The Company adopted SFAS No. 157 in the first quarter of 2008, except as it relates to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008.

The major categories of non financial assets and liabilities that have not been measured and disclosed using SFAS No. 157 fair value guidance include goodwill and intangible assets and property, plant and equipment if subject to a periodic impairment test, as well as the assets and liabilities acquired in the Stephenson & Lawyer, Inc. acquisition (Note 18).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of SFAS No. 159 in 2008 did not have an impact on the Company’s results of operations or financial position, as the Company has not elected the fair value option for any of its eligible financial assets or liabilities.

 (2)                  Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Years Ended December 31
	2008	2007	2006
Interest	$355,221	$486,826	$1,001,382
Income taxes, net of refunds	$3,817,383	$322,824	$368,975

Significant non-cash transactions:

	Years Ended December 31
	2008	2007	2006
Property and equipment acquired under capital lease	$—	$—	$691,705
Shares presented for stock option exercises	—	—	(15,500)

(3)                     Receivables

Receivables consist of the following:

	December 31
	2008	2007
Accounts receivable—trade	$13,141,912	$12,102,599
Less allowance for doubtful receivables	(387,037)	(307,131)
	$12,754,875	$11,795,468

(4)                     Inventories

Inventories consist of the following:

	December 31
	2008	2007
Raw materials	$5,352,926	$3,681,262
Work in process	324,782	340,134
Finished goods	3,115,285	2,150,635
Less: reserve for obsolescence	(640,247)	(295,405)
	$8,152,746	$5,876,626

(5)                     Goodwill and Other Intangible Assets

The Company completed its annual impairment test of goodwill in the fourth quarter of 2008, and determined that no goodwill was impaired.

At December 31, 2008, and 2007, the carrying value of the Company’s definite-lived intangible assets was $175,841 and $244,913, respectively, net of accumulated amortization, and is included in the accompanying balance sheets.  Amortization expense related to intangible assets was $69,072, $69,072, and $56,632 for the years ended December 31, 2008, 2007, and 2006, respectively.  Future amortization for years ended December 31 will be approximately:

2009	69,000
2010	69,000
2011	37,841
2012	—
2013	—
Thereafter	—
Total:	$175,841

(6)                     Property, Plant and Equipment

Property, plant, and equipment consist of the following:

	December 31
	2008	2007
Land	$470,872	$409,119
Buildings and improvements	6,496,542	4,947,111
Leasehold improvements	1,570,906	1,849,216
Equipment	28,873,836	28,601,575
Furniture and fixtures	2,288,428	2,055,184
Construction in progress—equipment/buildings	966,195	406,937
	$40,666,779	$38,269,142

Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was $2,907,478, $2,745,948, and $3,003,070, respectively.

(7)                     Investment in and Advances to Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In compliance with FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company has consolidated the financial statements of UDT as of December 31, 2003.  Prior to December 31, 2003, this investment was accounted for under the equity method at cost, plus the Company’s proportionate share of the limited partnership’s income, less any distributions received from the limited partnership.

Included in the December 31 consolidated balance sheets are the following amounts related to UDT:

	December 31
	2008	2007
Cash	$148,746	$165,361
Net property, plant and equipment	1,311,273	1,408,264
Accrued expenses	12,900	12,900
Current and long-term debt	737,289	768,744

There was no impact on net income.

As a component of consolidating UDT’s assets, the Company included $148,746 in cash at December 31, 2008.  Although this cash balance is not legally restricted, the Company does not use this cash in its operations.

(8)                     Indebtedness

On February 28, 2003, the Company obtained a credit facility, which was amended effective March 24, 2004, June 28, 2004, and November 21, 2005, to reflect, among other things,

changes to certain financial covenants.  The amended facility was comprised of:  (i) a revolving credit facility of $17 million; (ii) a term loan of $3.7 million with a seven-year straight-line amortization; and (iii) a term loan of $2.3 million with a 15-year straight-line amortization.  The amended credit facility called for interest of Prime or LIBOR plus a margin that ranges from 1.0% to 1.5%, depending upon Company performance.  The loans were collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts.  All borrowings at December 31, 2008, had interest computed at Prime or LIBOR plus 1.0%.  Under the amended credit facility, the Company was subject to certain financial covenants, including maximum capital expenditures and minimum fixed-charge coverage.  As of December 31, 2008, the Company was in compliance with all of these covenants.  At December 31, 2008, the interest rate on these facilities ranged from 1.5% to 3.25%.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility is comprised of: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant.  The Company’s $17 million revolving credit facility is due November 30, 2013; the term loans are all due on January 29, 2016.

As a result of the consolidation of UDT, a mortgage note collateralized by the Alabama and Florida facilities, dated September 4, 2002, originally for $470,313, was included within long-term debt in the December 31, 2006 consolidated financial statements.  On May 22, 2007, this note was refinanced.  The remaining principal balance of $388,356 on the old note was paid in full.  The new note is secured by the Florida facility and has a principal balance of $786,000.  The note calls for 180 monthly payments of $7,147.  The interest rate is fixed at approximately 7.2%.  The additional funds of approximately $400,000 were used to fund building improvements in the Florida facility.  The outstanding balance on this note at December 31, 2008, is $737,289.

In addition to the above credit facilities, the Company has capital lease debt of $1,612,665 as of December 31, 2008.  These leases are secured by specific manufacturing equipment used by the Company and have remaining lives ranging from one to six years and bear interest at rates ranging from 7% to 8%.  Subsequent to December 31, 2008, the Company paid off these lease obligations in full.

Long-term debt consists of the following:

	December 31
	2008	2007
Mortgage note	$1,859,000	$2,015,000
Notes payable, term loans	2,062,405	2,588,976
United Development Company mortgage	737,288	768,744
Total long-term debt	4,658,693	5,372,720
Less current installments	716,697	714,256
Long-term debt, excluding current installments	$3,941,996	$4,658,464

Aggregate maturities of long-term debt are as follows:

Year ending December 31:
2009	716,697
2010	718,985
2011	721,691
2012	677,098
2013 and thereafter	1,824,222
$4,658,693

 (9)                  Accrued Taxes and Other Expenses

Accrued taxes and other expenses consist of the following:

	December 31
	2008	2007
Compensation	$2,215,874	$2,165,994
Benefits / self-insurance reserve	901,580	973,405
Paid time off	688,315	545,426
Commissions payable	370,432	275,783
Plant consolidation	316,000	—
Income taxes payable (overpayment)	(573,953)	507,986
Unrecognized tax benefits	560,000	560,000
Other	1,751,753	1,481,622
	$6,230,001	$6,510,216

(10)              Income Taxes

The Company’s income tax (benefit) provision for the years ended December 31, 2008, 2007 and 2006 consists of the following:

	Years Ended December 31
	2008	2007	2006
Current:
Federal	$2,270,000	$983,000	$160,000
State	709,000	391,000	300,000
	2,979,000	1,374,000	460,000
Deferred:
Federal	41,000	1,147,000	1,061,000
State	(25,000)	63,000	(28,000)
	16,000	1,210,000	1,033,000
Total income tax provision	$2,995,000	$2,584,000	$1,493,000

At December 31, 2008, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,488,000, and for state income tax purposes of approximately $500,000, which are available to offset future taxable income and expire during the federal tax years ending December 31, 2019 through 2024.  The future benefit of the federal net operating loss carryforwards will be limited to approximately $300,000 per year in accordance with Section 382 of the Internal Revenue Code.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are approximately as follows:

	December 31
	2008	2007
Deferred tax assets related to:
Equity-based compensation	$387,000	$244,000
Compensation programs	497,000	278,000
Retirement liability	184,000	190,000
Net operating loss carryforwards	866,000	979,000
Inventory capitalization	246,000	66,000
Reserves	412,000	243,000
Total deferred tax assets	2,592,000	2,000,000
Deferred tax liabilities related to:
Excess of book over tax basis of fixed assets	417,000	339,000
Goodwill	499,000	434,000
Inventory method change	295,000	—
Other	5,000	17,000
Total deferred tax liabilities	1,216,000	790,000
Net deferred tax assets	$1,376,000	$1,210,000

The amount recorded as net deferred tax assets as of December 31, 2008 and 2007 represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period.  The Company believes that the net deferred tax asset of $1,376,000 at December 31, 2008, is more likely than not to be realized in the carryforward period.  This balance includes the tax benefit associated with the acquisition of the common stock of Stephenson & Lawyer, Inc., as discussed in Note 18.  Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:

	Years Ended December 31
	2008	2007	2006
Computed “expected” tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	5.6	4.5	4.6
Officers’ life insurance	0.0	0.0	0.1
Meals and entertainment	0.2	0.3	0.3
R&D credits	(1.2)	(1.1)	(2.7)
Domestic production deduction	(2.1)	0.0	0.0
Non-deductible ISO stock option expense	0.4	0.5	1.0
Other	0.0	0.1	0.0
Effective tax rate	36.9%	38.3%	37.3%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by the Internal Revenue Service since 2001 or by any states in connection with income taxes, with the exception of returns filed in Michigan (which have been audited through 2004) and income tax returns filed in Massachusetts for 2005 and 2006 (which are currently being audited).  The tax returns for the years 2004 through 2006, and certain items carried forward from earlier years and utilized in those returns, remain open to examination by the IRS and various state jurisdictions.

FIN 48 prescribes the recognition, measurement, and disclosure standards for uncertainties in income tax positions.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

	Federal and State Tax
	2008	2007
Gross UTB balance at beginning of fiscal year	$560,000	$235,000
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	325,000
Reductions for tax positions of prior years	—	—
Settlements	—	—
Reductions due to lapse of applicable statute of limitations	—	—
Gross UTB balance at December 31	$560,000	$560,000
Net UTB impacting the effective tax rate at December 31	$560,000	$560,000

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2008, and 2007 are $560,000 for each year.

At December 31, 2008, and 2007, accrued interest and penalties on a gross basis were $115,000 for each year.

(11)              Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year.  Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year.  The weighted average number of shares used to compute both basic and diluted income per share consisted of the following:

	Years Ended December 31
	2008	2007	2006
Basic weighted average common shares outstanding during the year	5,549,830	5,306,948	5,022,532
Weighted average common equivalent shares due to stock options	712,836	554,472	548,536
Diluted weighted average common shares outstanding during the year	6,262,666	5,861,420	5,571,068

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

Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule.  At December 31, 2008, there were 634,375 options outstanding under the Employee Stock Option Plan.  Should stock options be issued under the Employee Stock Option Plan in the future, the Company will record compensation expense based upon the intrinsic fair market value of the stock options, using a lattice-based option valuation model.

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

Two types of equity awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of common stock.  Such awards may include Restricted Stock Unit Awards (“RSUs”), unrestricted or restricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 1,250,000 shares.

Through December 31, 2008, 436,679 shares of common stock have been issued under the 2003 Incentive Plan, none of which have been restricted; an additional 352,000 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies.

Stock Purchase Plan

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan (the “Stock Purchase Plan”), which provided that all employees of the Company (who worked more than 20 hours per week and more than five months in any calendar year, and who were employees on or before the applicable offering period) were eligible to participate.  The Stock Purchase Plan was intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan, participants could have had up to 10% of their base salaries withheld for the purchase of the Company’s Common Stock at 95% of the market value of the common stock on the last day of the offering period.  The offering periods were from January 1 through June 30 and from July 1 through December 31 of each calendar year.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  Through December 31, 2008, there were 305,866 shares issued under this plan.  The Company no longer offers the plan to employees, and plans to dissolve the Stock Purchase Plan.

Director Plans

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (the “1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full on the date of the grant and expire 10 years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At December 31, 2008, there were no options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Plan for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock.  On June 2, 2004, the Company amended the 1998 Director Plan to increase the allowable amount to 725,000 shares.  On June 4, 2008, the Company further amended the Director Plan to increase the allowable amount to 975,000 shares.  These options become exercisable in full at the date of grant and expire 10 years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was frozen; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  At December 31, 2008, there were 338,808 options outstanding under the 1998 Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2005	1,375,546	$2.23
Granted	64,877	5.86
Exercised	(255,614)	2.10
Cancelled or expired	(28,750)	4.45
Outstanding December 31, 2006	1,156,059	$2.40
Granted	65,456	5.35
Exercised	(117,707)	2.31
Cancelled or expired	—	—
Outstanding December 31, 2007	1,103,808	$2.59
Granted	41,769	10.90
Exercised	(139,181)	2.39
Cancelled or expired	(33,213)	2.68
Outstanding December 31, 2008	973,183	$2.97	$2,536,931
Exercisable at December 31, 2008	935,308	$2.90	$2,498,662
Vested and expected to vest at December 31, 2008	973,183	$2.97	$2,536,931

The following is a summary of information relating to stock options outstanding and exercisable by price range as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 12/31/08	Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable as of 12/31/08	Weighted average exercise price
$0.00 - $0.99	50,000	3.1	$0.81	50,000	$0.81
$1.00 - $1.99	231,911	4.1	1.15	231,911	1.15
$2.00 - $2.99	333,148	4.2	2.49	333,148	2.49
$3.00 - $3.99	203,985	3.8	3.29	184,860	3.28
$4.00 - $4.99	5,000	3.0	4.94	2,500	4.94
$5.00 - $5.99	59,456	7.3	5.14	50,706	5.13
$6.00 - $6.99	47,914	6.7	6.18	40,414	6.11
$10.00 - $10.99	27,500	9.5	10.14	27,500	10.14
$12.00 - $12.99	14,269	9.4	12.37	14,269	12.37
	973,183	4.6	$2.97	935,308	$2.90

During the years ended December 31, 2008, 2007, and 2006, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $929,281, $357,426, and $883,417, respectively, and the total amount of consideration received from the exercise of these options was $333,026, $272,214, and $520,701, respectively.

During the years ended December 31, 2008, 2007, and 2006, the Company recognized compensation expense related to stock options granted to directors and employees of $221,324, $211,050, and $235,382, respectively.

On February 8, 2008, the Company’s Compensation Committee approved the issuance of 25,000 shares of unrestricted common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Equity Incentive Plan.  The shares were issued on December 31, 2008.  Based upon the provisions of SFAS No. 123R, the Company has recorded compensation expense of $154,500 for the year ended December 31, 2008, based on the grant date price of $6.18 at February 8, 2008.

Beginning in 2006, RSUs have been granted under the 2003 Equity Incentive Plan to the executive officers of the Company.  The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company.  Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s stock price, and is charged to expense ratably during the service period.  Upon vesting, RSUs are generally net-share settled to cover the required withholding tax, and the remaining amount is converted into an equivalent number of common shares.  No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested.  The following table summarizes information about stock unit award activity during the three-year period ended December 31, 2008:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2005	—	$—
Awarded	144,000	6.15
Shares distributed	—	—
Forfeited / Cancelled	—	—
Outstanding at December 31, 2006	144,000	$6.15
Awarded	144,000	4.91
Shares distributed	(16,000)	6.15
Forfeited / Cancelled	—	—
Outstanding at December 31, 2007	272,000	$5.49
Awarded	144,000	6.35
Shares distributed	(43,680)	5.82
Shares exchanged for cash	(20,320)	3.82
Forfeited / Cancelled	—	—
Outstanding at December 31, 2008	352,000	$5.79

The Company recorded $929,965, $364,977, and $223,957 in compensation expense related to these RSUs during the years ended December 31, 2008, 2007, and 2006, respectively.  The total fair value of RSUs that vested during 2008 and 2007, at vest date, was $659,100 and $83,040, respectively.  No RSUs vested during 2006.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2008, vest:

	Options	Common Stock	Restricted Stock Units	Total
2009	$42,403	$—	$560,325	$602,728
2010	22,682	—	330,620	353,302
2011	11,082	—	164,678	175,760
2012	—	—	17,884	17,884
Total	$76,167	$—	$1,073,507	$1,149,674

(13)              Preferred Stock

On March 18, 2009, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share on March 20, 2009, to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Share”), of the Company, at a price of $25.00 per one one-thousandth of a Preferred Share subject to adjustment and the terms of the Rights Agreement. The rights expire on March 19, 2019.

(14)              Supplemental Retirement Benefits

The Company provides discretionary supplemental retirement benefits for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment.  The Company recorded an expense of approximately $27,000, $4,000, and $111,000 for the years ended December 31, 2008, 2007, and 2006, respectively.  The present value of the supplemental retirement obligation has been calculated using an 8.5% discount rate.  Total projected future cash payments for the years ending December 31, 2009 through 2012 are approximately $96,000, $101,000, $80,000, and $80,000, respectively, and approximately $280,000 thereafter.

(15)              Commitments and Contingencies

(a)                      Leases — The Company has operating leases for certain facilities that expire through 2015.  Certain of the leases contain escalation clauses that require payments of additional rent, as well as increases in related operating costs.  The Company also leases various equipment under capital leases that expire through 2011.

Included in property, plant and equipment are the following amounts held under capital lease:

	December 31
	2008	2007
Equipment	$4,261,592	$4,261,592
Less accumulated depreciation	(2,996,045)	(2,213,238)
	$1,265,547	$2,048,354

Future minimum lease payments under noncancelable operating leases and the present value of future minimum lease payments under capital leases as of December 31, 2008, are as follows:

Years Ending December 31:	Capital Leases(1)	Operating Leases
2009	$798,979	$1,445,505
2010	717,916	1,197,619
2011	244,251	922,757
2012	—	860,075
Thereafter	—	850,033
Total minimum lease payments	$1,761,146	$5,275,989
Less amount representing interest	148,481
Present value of future minimum lease payments	1,612,665
Less current installments of obligations under capital leases	702,765
Obligations under capital lease, excluding current installments	$909,900

(1)  On January 30, 2009, these leases were paid in full.

Rent expense amounted to approximately $2,214,000, $2,464,000, and $2,375,000 in 2008, 2007, and 2006, respectively.

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

(16)              Employee Benefit Plans

The Company maintains a profit-sharing plan for eligible employees.  Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals as well as discretionary amounts determined by the Board of Directors, and amounted to approximately $703,000, $646,000, and $604,000, respectively, in 2008, 2007, and 2006.

The Company has a partially self-insured health insurance program that covers all eligible participating employees.  The maximum liability is limited by a stop loss of $100,000 per insured person, along with an aggregate stop loss determined by the number of participants.

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

The compensation withheld from Plan participants, together with investment income on the Plan, is reflected as a deferred compensation obligation to participants, and is classified within accrued liabilities in the accompanying balance sheets.  At December 31, 2008, the balance of the deferred compensation liability totaled approximately $368,000.  The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are reported within other assets in the accompanying balance sheets, and are accounted for based on the underlying cash surrender values of the policies, and totaled approximately $362,000 as of December 31, 2008.

(17)              Fair Value of Financial Instruments

Financial instruments recorded at fair value in the balance sheets, or disclosed at fair value in the footnotes, are categorized below based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels defined by SFAS No.157 and directly related to the amount of subjectivity associated with inputs to fair valuation of these assets and liabilities are as follows:

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

Financial instruments that currently require disclosure under SFAS No. 157 consist of money market funds and certificates of deposit, which are both considered cash equivalents.  Assets and liabilities measured at fair value on a recurring basis are categorized by the levels discussed above, and in the table below:

Cash Equivalents	Level 1	Level 2	Level 3	Total
Money market funds	$6,010,000	$—	$—	$6,010,000
Certificates of deposit	$200,000	$—	$—	$200,000
Total	$6,210,000	$—	$—	$6,210,000

(18)              Acquisition

On January 18, 2008, the Company acquired 100% of the common stock of Stephenson & Lawyer, Inc. (“S&L”), a Grand Rapids, Michigan-based foam fabricator, and its wholly-owned subsidiary, Patterson Properties Corporation.  S&L was consolidated into the Company’s financial statements effective as of January 1, 2008.  S&L specializes in the fabrication of technical urethane foams, and brings to the Company access to this family of foams, modern manufacturing capabilities, and a seasoned management team.  Including a purchase price of $7,225,000 plus transaction costs, the total acquisition cost was $7,325,000.  The acquisition cost was allocated as follows:

Cash and cash equivalents	$2,144,000
Accounts receivable	1,737,000
Inventories	1,842,000
Prepaids	45,000
Deferred tax assets	182,000
Property, plant and equipment	2,620,000
Current liabilities	(1,045,000)
Other liabilities	(200,000)
Purchase price	$7,325,000
Cash and cash equivalents acquired	(2,144,000)
Purchase price net of cash acquired	$5,181,000

The following table contains an unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2007, as if the S&L acquisition had occurred on January 1, 2007.  No pro forma adjustments have been made to the comparative condensed consolidated statement of operation for the year ended December 31, 2008, since the S&L acquisition was effective as of the beginning of that year:

	Years Ended December 31
	2008	2007
		Unaudited
Sales	$110,031,601	$107,050,787
Operating income	8,424,731	6,621,853
Net income	5,116,000	3,804,315
Earnings per share:
Basic	$0.92	$0.72
Diluted	0.82	0.65

The above pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the S&L acquisition occurred as presented.  In addition, future results may vary significantly from the results reflected in such pro forma information.

(19)              Plant Consolidation

On August 5, 2008, the Company committed to move forward with a plan to close its Macomb Township, Michigan, automotive plant and consolidate operations into its newly acquired 250,000-square-foot building in Grand Rapids, Michigan.  Through December 31, 2008, the Company incurred restructuring charges of approximately $1.3 million in one-time, pre-tax expenses and committed to invest approximately $650,000 in building improvements in the Grand Rapids facility over a six-month transitional period.  The Company expects annual cost savings of approximately $1.2 million as a result of the plant consolidation.

Through the year ended December 31, 2008, the Company has incurred the following expenses:

	Total cost originally expected	Cost incurred in the 12-month period ended 12/31/08	Cash payments	Non-cash item	Ending accrual balance at 12/31/08
Macomb Township building improvement write-off	$170,000	$170,000	$—	$(170,000)	$—
Macomb Township building restoration	50,000	56,000	(56,000)	—	—
Earned severance	400,000	327,000	(211,000)	—	116,000
Moving and training	780,000	762,000	(562,000)	—	200,000
Total	$1,400,000	$1,315,000	$(829,000)	$(170,000)	$316,000

Through December 31, 2008, the Company has also funded $650,000 in related capitalized building improvements in the Grand Rapids facility.

(20) Segment Data

The Company has adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

The Company is organized based on the nature of the products and services that it offers.  Under this structure, the Company produces products within two distinct segments: Packaging and Component Products.  Within the Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics, and pulp fiber to provide customers with cushion packaging for their products.  Within the Component Products segment, the Company primarily uses cross-linked polyethylene foam to provide customers in the automotive, athletic, leisure and health and beauty industries with engineered product for numerous purposes.

The accounting policies of the segments are the same as those described in Note 1.  Income taxes and interest expense have been allocated based on operating results and total assets employed in each segment.

Inter-segment transactions are uncommon and not material.  Therefore, they have not been separately reflected in the financial table below.  The totals of the reportable segments’ revenues, net profits, and assets agree with the Company’s consolidated amounts contained in the audited financial statements.  Revenues from customers outside of the United States are not material.

The top customer in the Company’s Component Products segment comprises 23% of that segment’s total sales and 13% of the Company’s total sales for the year ended December 31, 2008.  The top customer in the Company’s Packaging segment comprises 11% of that segment’s total sales and 5% of the Company’s total sales for the year ended December 31, 2008.  The results for the Packaging segment include the operations of United Development Company Limited.

Financial statement information by reportable segment is as follows:

2008	Component Products	Packaging	Total
Sales	$60,847,533	$49,184,068	$110,031,601
Operating income	3,076,360	5,348,371	8,424,731
Total assets	22,098,941	26,623,720	48,722,661
Depreciation / Amortization	1,820,239	1,156,311	2,976,550
Capital expenditures	1,053,622	1,709,628	2,763,250
Interest expense	139,586	194,707	334,293
Goodwill	4,463,246	2,017,791	6,481,037

2007	Component Products	Packaging	Total
Sales	$53,782,483	$39,812,657	$93,595,140
Operating income	4,767,544	2,479,810	7,247,354
Total assets	18,665,208	26,887,566	45,552,774
Depreciation / Amortization	1,875,488	939,533	2,815,021
Capital expenditures	309,600	1,790,984	2,100,584
Interest expense	174,171	305,000	479,171
Goodwill	4,463,246	2,017,791	6,481,037

2006	Component Products	Packaging	Total
Sales	$55,757,985	$37,991,254	$93,749,239
Operating income	2,833,743	2,220,439	5,054,182
Total assets	21,131,060	17,905,952	39,037,012
Depreciation / Amortization	1,933,949	1,125,753	3,059,702
Capital expenditures	911,032	604,501	1,515,533
Interest expense	493,534	470,448	963,982
Goodwill	4,463,246	2,017,791	6,481,037

(21)              Quarterly Financial Information (unaudited)

	Q1	Q2	Q3	Q4
Year Ended December 31, 2008
Net sales	$28,008,036	$28,456,090	$27,501,379	$26,066,096
Gross profit	6,888,126	7,627,616	7,410,354	6,636,966
Net income	1,148,141	1,574,222	1,247,285	1,146,352
Basic net income per share	0.21	0.29	0.22	0.20
Diluted net income per share	0.19	0.25	0.20	0.19

Year Ended December 31, 2007
Net sales	$22,012,636	$23,180,140	$22,937,289	$25,465,075
Gross profit	4,599,482	5,784,955	5,302,277	7,123,440
Net income	521,420	976,967	883,279	1,777,435
Basic net income per share	0.10	0.18	0.17	0.33
Diluted net income per share	0.09	0.17	0.15	0.30

(22)              Subsequent Event

On March 12, 2009, the Company purchased certain assets (inventory and equipment) of the Hillsdale, Michigan, operations of Foamade Industries, Inc.  The Company anticipates that the integration of these assets will be completed within six months, including potentially moving them to the Company’s facility in Grand Rapids, Michigan.  We have not completed our analysis of the acquisition date fair value of total consideration transferred compared to the acquisition date fair value of the assets and liabilities acquired in this transaction.

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2008, 2007, and 2006

Accounts receivable, allowance for doubtful accounts:

	2008	2007	2006
Balance at beginning of year	$307,131	$340,977	$565,171
Provision (Recoveries) credited to expense	64,320	58,025	(36,292)
(Write-offs) and recoveries	15,586	(91,871)	(187,902)
Balance at end of year	$387,037	$307,131	$340,977

Inventory allowance for obsolescence:

	2008	2007	2006
Balance at beginning of year	$295,405	$240,820	$262,154
Provision	344,842	243,141	300,673
Write-offs	—	(188,556)	(322,007)
Balance at end of year	$640,247	$295,405	$240,820