Form 10-Q
period 2009-03-31
UFP TECHNOLOGIES INC
filed 2009-05-12
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2009

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

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒;  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non–accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐;  No ☒

5,787,482 shares of registrant’s Common Stock, $.01 par value, were outstanding as of April 27, 2009.

UFP Technologies, Inc.

PART I:                 FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	31-Mar-09	31-Dec-08
	(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents	$9,433,029	$6,729,370
Receivables, net	11,026,530	12,754,875
Inventories, net	7,171,404	8,152,746
Prepaid expenses	1,151,588	516,388
Deferred income taxes	1,488,575	1,488,575
Total current assets	30,271,126	29,641,954
Property, plant and equipment	41,314,347	40,666,779
Less accumulated depreciation and amortization	(29,535,069)	(28,912,455)
Net property, plant, and equipment	11,779,278	11,754,324
Goodwill	6,481,037	6,481,037
Other assets	1,075,971	845,346
Total assets	$49,607,412	$48,722,661
Liabilities and Equity
Current liabilities:
Current installments of long-term debt	$614,445	$716,697
Current installments of capital lease obligations	—	702,765
Accounts payable	3,258,527	3,304,194
Accrued taxes and other expenses	3,933,799	6,230,001
Total current liabilities	7,806,771	10,953,657
Long-term debt, excluding current installments	7,929,779	3,941,996
Capital lease obligations, excluding current installments	—	909,900
Deferred income taxes	162,459	113,073
Retirement and other liabilities	1,016,026	913,644
Total liabilities	16,915,035	16,832,270
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,784,982 shares at March 31, 2009, and 5,666,703 shares at December 31, 2008	57,850	56,667
Additional paid-in capital	14,214,328	13,774,334
Retained earnings	17,881,348	17,536,387
Total UFP Technologies, Inc. stockholders’ equity	32,153,526	31,367,388
Noncontrolling interests	538,851	523,003
Total equity	32,692,377	31,890,391
Total liabilities and equity	$49,607,412	$48,722,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	31-Mar-2009	31-Mar-2008
Net sales	$21,607,763	$28,008,036
Cost of sales	16,664,975	21,119,910
Gross profit	4,942,788	6,888,126
Selling, general & administrative expenses	4,310,400	4,922,099
Operating income	632,388	1,966,027
Interest expense, net	81,539	98,384
Other income	(4,000)	—
Income before income tax expense	554,849	1,867,643
Income tax expense	194,040	703,700
Net income from consolidated operations	$360,809	$1,163,943
Net income attributable to noncontrolling interests	(15,848)	(15,802)
Net income attributable to UFP Technologies, Inc.	$344,961	$1,148,141
Net income per share attributable to UFP Technologies, Inc.:
Basic	$0.06	$0.21
Diluted	$0.06	$0.19
Weighted average common shares outstanding:
Basic	5,713,495	5,449,682
Diluted	6,152,972	6,090,530

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	31-Mar-2009	31-Mar-2008
Cash flows from operating activities:
Net income attributable to UFP Technologies, Inc.	$344,961	$1,148,141
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	639,881	757,710
Noncontrolling interests	15,848	15,802
Gain on acquisition	(80,578)	—
Stock issued in lieu of cash compensation	183,500	343,880
Share-based compensation	257,677	246,786
Deferred income taxes	—	(14,566)
Gain on disposal of fixed assets	(4,000)	—
Changes in operating assets and liabilities:
Receivables, net	1,728,345	(1,458,328)
Inventories, net	1,164,206	(331,743)
Prepaid expenses	(635,200)	(470,850)
Accounts payable	(45,667)	(17,710)
Accrued taxes and other expenses	(2,266,202)	(559,925)
Retirement and other liabilities	102,382	173,384
Other assets	(144,892)	(377,580)
Net cash provided (used in) by operating activities	1,260,261	(544,999)
Cash flows from investing activities:
Additions to property, plant, and equipment	(458,468)	(606,221)
Acquisition of Stephenson & Lawyer, Inc. net of cash acquired	—	(5,181,066)
Acquisition of Foamade assets	(375,000)	—
Proceeds from fixed asset disposals	4,000	—
Net cash used in investing activities	(829,468)	(5,787,287)
Cash flows from financing activities:
Principal repayments of long-term debt	(114,469)	(177,707)
Proceeds from the issuance of long-term debt	4,000,000	—
Proceeds from exercise of stock options	—	73,863
Tax benefit from exercise of non-qualified stock options	—	14,566
Principal repayments of capital lease obligations	(1,612,665)	(171,333)
Net proceeds from sale of common stock	—	15,205
Net cash provided by (used in) financing activities	2,272,866	(245,406)
Net increase (decrease) in cash	2,703,659	(6,577,692)
Cash and cash equivalents at beginning of period	6,729,370	9,060,347
Cash and cash equivalents at end of period	$9,433,029	$2,482,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)       Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of income for the three-month periods ended March 31, 2009, and 2008, and the condensed consolidated statements of cash flows for the three months ended March 31, 2009, and 2008, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.

(2)       Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Three Months Ended
	31-Mar-2009	31-Mar-2008
Interest	$94,658	$104,388
Income taxes, net of refunds	$133,000	$470,691

(3)       Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In accordance with the provisions of FASB Interpretation FIN No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” the Company has consolidated the financial statements of UDT because it has determined that UDT is a variable interest entity (“VIE”) pursuant to FIN No. 46R, and the Company is the primary beneficiary.  Included in the Condensed Consolidated Balance Sheets are the following UDT amounts:

	31-Mar-2009	31-Dec-2008
Cash	$217,303	$148,746
Net property, plant, and equipment	$1,262,025	$1,311,273
Accrued expenses	$19,900	$12,900
Current and long-term debt	$728,088	$737,288

(4)       Fair Value Accounting

The Company has adopted Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements,” which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements. This standard only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not increase the use of fair value measurement. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, except as it related to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008.

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

Level 1  —  Valued based on unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2  —  Valued based on either directly or indirectly observable prices for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3  —  Valued based on management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

Financial instruments that currently require disclosure under SFAS No. 157 consist of money market funds and certificates of deposit, both considered cash equivalents.  Assets and liabilities measured at fair value on a recurring basis are categorized by the levels discussed above and in the tables below:

Cash Equivalents at March 31, 2009	Level 1	Level 2	Level 3	Total
Money market funds	$8,138,949	$—	$—	$8,138,949
Certificates of deposit	$—	$200,000	$—	$200,000
Total	$8,138,949	$200,000	$—	$8,338,949

Effective this quarter, the Company implemented SFAS 157 for nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis.  The adoption of SFAS 157 for nonfinancial assets and liabilities did not impact the Company’s financial position or results of operations; however, it could have an impact in future periods.  In addition, the Company may have additional disclosure requirements in the event an acquisition is completed or an impairment of the Company’s assets is incurred in future periods.

(5)       New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 amends the consolidation procedures of certain aspects of ARB No. 51 for consistency with the requirements of SFAS No. 141R. This statement requires changes in the parent’s ownership interest of consolidated subsidiaries to be accounted for as equity transactions. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of this statement resulted in the presentation of the noncontrolling interest in UDT as equity, rather than a liability. In addition, we now present net income of the consolidated group in the statement of operations, with a reconciliation to net income attributable to UFP Technologies, Inc.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which changes how business acquisitions are accounted for. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. The Company implemented SFAS No. 141R in the first quarter of 2009.  Implementation of this standard resulted in the Company recognizing a gain of approximately $81,000 related to its acquisition of selected assets of Foamade Industries, Inc. (Note 5), and $25,000 of acquisition-related costs were charged to expense, that would otherwise have been included as part of the acquisition cost prior to the adoption of SFAS No. 141R.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) Opinion 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption.  The Company does not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of its financial results.

(6)       Acquisition

On January 18, 2008, the Company acquired 100% of the common stock of Stephenson & Lawyer, Inc. (“S&L”), a Grand Rapids, Michigan-based foam fabricator.  S&L was consolidated into the Company’s financial statements effective January 1, 2008.  S&L specializes in the fabrication of technical urethane foams, and brings to the Company access to this family of foams, modern manufacturing capabilities, and a seasoned management team.  Including a purchase price of $7,225,000 plus transaction costs, the total acquisition cost was $7,325,000.  The acquisition cost was allocated as follows:

Cash and cash equivalents	$2,144,000
Accounts receivable	1,737,000
Inventories	1,842,000
Prepaids	45,000
Deferred tax assets	182,000
Property, plant and equipment	2,620,000
Current liabilities	(1,045,000)
Other liabilities	(200,000)
Purchase price	7,325,000
Cash and cash equivalents acquired	(2,144,000)
Purchase price net of cash acquired	$5,181,000

The operating results of Stephenson & Lawyer, Inc. have been included in the Company’s results of operations for the quarters ended March 31, 2009, and 2008.

On March 9, 2009, the Company acquired selected assets of the Hillsdale, Michigan, operations of Foamade Industries, Inc. (“Foamade”).  The Hillsdale operation of Foamade specialized in the fabrication of technical urethane foams for a myriad of industries.  The Company is in the process of transitioning the acquired assets to its Grand Rapids, Michigan, plant.

The Company recorded a gain of approximately $81,000 on the transaction as it acquired the assets in a bargain purchase.  The gain was recorded as a reduction of selling, general and administrative expenses in the March 31, 2009, condensed consolidated statement of income.

The following table summarizes the consideration paid for the assets and the amount of the assets acquired at the acquisition date:

9-Mar-2009
Consideration
Cash	$375,000
Fair value of total consideration transferred	$375,000
Acquisition costs included in SG&A	$25,000
Recognized amounts of identifiable assets acquired:
Inventory	$182,864
Fixed assets	$189,100
Non-compete	$30,000
Customer list	$103,000
Total identifiable net assets	$504,964
Deferred tax liabilities	$(49,386)
Net assets acquired	$455,578

The amount of revenue and earnings included in the Company’s condensed consolidated statement of income for the quarter ended March 31, 2009, is approximately $285,000 and $100,000, respectively.  It is impractical to determine the amount of sales and earnings that would have been recorded, had the acquisition occurred on January 1, 2009, or January 1, 2008.

(7)       Share-Based Compensation

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

The Company issues share-based payments through several plans, which are described below.  The compensation cost that has been charged against income for those plans is as follows:

	Three Months Ended
	31-Mar-09	31-Mar-08
Cost of sales	$—	$—
Selling, general & administrative expense	257,677	246,786
Total share-based compensation expense	$257,677	$246,786

The total income tax benefit recognized in the condensed consolidated statement of income for share-based compensation arrangements was approximately $90,000 and $84,000 for the three-month periods ended March 31, 2009, and 2008, respectively.

Employee Stock Option Plan

The Company’s 1993 Employee Stock Option Plan (“Employee Stock Option Plan”), which is stockholder-approved, provides long-term rewards and incentives in the form of stock options to the Company’s key employees, officers, employee directors, consultants, and advisors.  The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Compensation Committee.  These options expire over five- to ten-year periods.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule.  At March 31, 2009, there were 634,375 options outstanding under the Employee Stock Option Plan.  Should stock options be issued under the Employee Stock Option Plan in the future, the Company will record compensation expense based upon the intrinsic fair market value of the stock options, using a lattice-based option valuation model.

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

Two types of equity awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of common stock.  Such awards may include Restricted Stock Unit Awards (“RSUs”), unrestricted or restricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 1,250,000 shares.  Through March 31, 2009, there were 554,958 shares of common stock issued under the Plan, none of which have been restricted; an additional 419,686 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies.

Stock Purchase Plan

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan (the “Stock Purchase Plan”), which provides that all employees of the Company (who work more than twenty hours per week and more than five months in any calendar year, and who are employees on or before the applicable offering period) are eligible to participate.  The Stock Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Code.  Under the Stock Purchase Plan participants may have up to 10% of their base salaries withheld for the purchase of the Company’s common stock at 95% of the market value of the common stock on the last day of the offering period.  The offering periods are from January 1 through June 30 and from July 1 through December 31 of each calendar year.  The 1998 Stock Purchase Plan provides for the issuance of up to 400,000 shares of common stock.  Through March 31, 2009, there were 305,866 shares issued under this plan.  The Company currently plans on dissolving the 1998 Stock Purchase Plan during 2009.

Director Plans

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (the “1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full on the date of the grant and would expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At March 31, 2009, there were no options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Plan for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock.  On June 2, 2004, the Company amended the 1998 Director Plan to increase the allowable amount to 725,000 shares, and, on June 4, 2008, the Company further amended the 1998 Director Plan to increase the allowable amount to 975,000 shares.  These options become exercisable in full at the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was frozen; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  At March 31, 2009, there were 338,808 options outstanding under the 1998 Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	973,183	$2.97
Granted	—	—
Exercised	—	—
Cancelled or expired	—	—
Outstanding at March 31, 2009	973,183	$2.97	$1,871,116
Options exercisable at March 31, 2009	940,933	$2.91	$1,855,172
Vested and expected to vest at March 31, 2009	973,183	$2.97	$1,871,116

The following is a summary of information relating to stock options outstanding and exercisable by price range as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 31-Mar-2009	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 31-Mar-2009	Weighted average exercise price
$0.00 - $0.99	50,000	2.9	$0.81	50,000	$0.81
$1.00 - $1.99	231,911	3.8	1.15	231,911	1.15
$2.00 - $2.99	333,148	3.9	2.49	333,148	2.49
$3.00 - $3.99	203,985	3.6	3.29	190,485	3.28
$4.00 - $4.99	5,000	2.7	4.94	2,500	4.94
$5.00 - $5.99	59,456	7.1	5.14	50,706	5.13
$6.00 - $6.99	47,914	6.5	6.18	40,414	6.11
$10.00 - $10.99	27,500	9.3	10.14	27,500	10.14
$12.00 - $12.99	14,269	9.2	12.37	14,269	12.37
	973,183	4.3	$2.97	940,933	$2.91

During the quarters ended March 31, 2009, and 2008, the Company recognized compensation expense related to stock options granted to directors and employees of $19,975 and $25,494, respectively.

On February 24, 2009, the Company’s Compensation Committee approved the issuance of 25,000 shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2009.  Based upon the provisions of SFAS 123R, the Company has recorded compensation expense of $26,500 during the three-month period ended March 31, 2009, based on the grant date price of $4.24 at February 24, 2009.

Beginning in 2006, RSUs have been granted under the 2003 Incentive Plan to the executive officers of the Company.  The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company.  Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s stock price, and is charged to expense ratably during the service period.  Upon vesting, RSUs can be, at the Company’s discretion, net share-settled to cover the required withholding tax, and the remaining amount is converted into an equivalent number of shares of common stock.  No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested.  The following table summarizes information about stock unit award activity during the three-month period ended March 31, 2009:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2008	352,000	$5.79
Awarded	142,686	4.24
Shares distributed	(75,000)	6.35
Shares exchanged for cash	—	—
Forfeited / cancelled	—	—
Outstanding at March 31, 2009	419,686	$4.85

The Company recorded $211,202 and $182,667 in compensation expense related to these RSUs during the three-month periods ended March 31, 2009, and 2008, respectively

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through March 31, 2009, vest:

	Options	Common Stock	Restricted Stock Units	Total
2009	$22,428	$79,500	$391,136	$493,064
2010	22,682	—	381,035	403,717
2011	11,082	—	215,093	226,175
2012	—	—	68,300	68,300
2013	—	—	8,403	8,403
	$56,192	$79,500	$1,063,967	$1,199,659

(8)                      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	31-Mar-2009	31-Dec-2008
Raw materials	$4,960,848	$5,352,926
Work in process	369,550	324,782
Finished goods	2,561,519	3,115,285
Less: Reserves for obsolescense	(720,513)	(640,247)
Total inventory	$7,171,404	$8,152,746

(9)                    Preferred Stock

On March 18, 2009, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share on March 20, 2009, to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Share”), of the Company, at a price of

$25 per one one-thousandth of a Preferred Share subject to adjustment and the terms of the Rights Agreement.  The Rights expire on March 19, 2019.

(10)                Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted net income per share consisted of the following:

	Three Months Ended
	31-Mar-2009	31-Mar-2008
Weighted average common shares outstanding, basic	5,713,495	5,449,682
Weighted average common equivalent shares due to stock options	439,477	640,848
Weighted average common shares outstanding, diluted	6,152,972	6,090,530

(11)              Segment Reporting

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

The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segments based on net income.

Inter-segment transactions are uncommon and not material.  Therefore, they have not been separately reflected in the financial table below.  Revenues from customers outside of the United States are not material.  No customer comprised over 10% of the Company’s consolidated revenues during the three-month period ended March 31, 2009.  All of the Company’s assets are located in the United States.

	Three Months Ended 31-Mar-2009			Three Months Ended 31-Mar-2008
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$9,988,126	$11,619,637	$21,607,763	$12,098,769	$15,909,267	$28,008,036
Net income	173,519	171,442	344,961	718,186	429,955	1,148,141

(12)                UDT Cash / Indebtedness

As a result of the consolidation of UDT, a mortgage note dated May 22, 2007, collateralized by the Florida facility, is included within long-term debt in the condensed consolidated financial statements.  The note had an original principal balance of $786,000, and calls for 180 monthly payments of $7,147.  The interest rate is fixed at approximately 7.2%.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, N.A.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization, and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases, the applicable margin is dependent upon Company performance.  The loans are collateralized by a first-priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant.  The Company’s $17 million revolving credit facility is due November 30, 2013; the term loans are all due on January 29, 2016.

In addition to the above credit facilities, the Company had capital lease debt of $1,612,665 as of December 31, 2008.  These leases were secured by specific manufacturing equipment used by the Company, had remaining lives ranging from one to six years, and bore interest at rates ranging from 7% to 8%.  The Company paid off these leases in full as of February 5, 2009.

(13)                Plant Consolidation

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

During the quarter ended March 31, 2009, the Company had the following cash activity:

	Ending Restructuring Accrual Balance 31-Dec-2008	Cash Payments in the three months ended 31-Mar-2009	Ending Restructuring Accrual Balance 31-Mar-2009
Earned severance	$116,000	$97,543	$18,457
Moving and training	200,000	180,416	19,584
	$316,000	$277,959	$38,041

Through the quarter ended March 31, 2009, the Company has also funded $100,000 in related capitalized building improvements in the Grand Rapids facility.

ITEM 2:                                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

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

Manufacturing companies often take advantage of lower volume months to shut down production to service machinery and tools.  This is even more common in the automotive industry where many companies historically have shut down their operations for a portion of the months of July and December.  The Company expects this practice to continue.  To the extent its customers choose to shut down their operations, for these or other reasons, the Company’s quarterly operating results could fluctuate and be materially, adversely affected.

Other examples of these risks, uncertainties, and other factors include, without limitation, the following: economic conditions that affect sales of the products of the Company’s customers, actions by the Company’s competitors, and the ability of the Company to respond to such actions, the ability of the Company to obtain new customers, risks associated with the identification of suitable acquisition candidates and the successful, efficient execution and integration of such acquisitions, the ability of the Company to achieve positive results due to competition, evolving customer requirements, difficulties associated with the roll-out of new products, decisions by customers to cancel or defer orders for the Company’s products that previously had been accepted, the costs of compliance with Sarbanes-Oxley related requirements and general economic and industry conditions and other factors.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  All of the forward-looking statements are qualified in their entirety by reference to the risk factors and other disclaimers described in the Company’s filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics, and fiber products.  The Company serves a myriad of markets, but specifically targets opportunities in the automotive, computers and electronics, medical, aerospace and defense, industrial, and consumer markets.

The Company reported record earnings for its fiscal year ended December 31, 2008, largely due to increased sales and stronger gross margins.  However, it experienced a softening of sales in the fourth quarter of 2008 that has continued through the first quarter of 2009, negatively impacting gross margins.  Sales of interior trim parts to the automotive industry have weakened significantly due to very soft automobile sales in North America.  The Company expects this trend to continue at least through the second quarter of 2009.

On January 18, 2008, the Company acquired Stephenson & Lawyer, Inc., or S&L, a Grand Rapids, Michigan-based foam fabricator.  S&L was consolidated into the Company’s financial statements effective as of January 1, 2008.  Operating out of a 250,000-square-foot manufacturing plant, S&L specializes in the fabrication of technical urethane foams.  In addition to significantly adding to the Company’s real estate, S&L brings to the Company access to this family of foams, modern manufacturing capabilities, and a seasoned management team.  The acquisition is an example of the Company’s dual strategy of growing its top line organically through a focused marketing plan as well as through strategic acquisitions.

Sales

Sales for the three-month period ended March 31, 2009, were $21.6 million or 22.9% below sales of $28.0 million for the same period in 2008.  The decline in sales is due largely to a decline in sales of interior trim parts to the automotive industry (Component Parts segment) of $3.6 million as well as a general softening in demand for parts (across both business segments).

Gross Profit

Gross profit as a percentage of sales (gross margin) declined to 22.9% for the three-month period ended March 31, 2009, from 24.6% in the same period of 2008.  The decline in gross margin is primarily due to the fixed cost portion of cost of sales measured against lower sales (both business segments), partially offset by efficiencies gained from the consolidation of the Company’s Michigan facilities.

Selling, General and Administrative Expenses

Selling, General and Administrative expenses (“SG&A”) decreased 12.4% to $4.3 million for the three-month period ended March 31, 2009, from $4.9 million in the same period of 2008.  As a percentage of sales SG&A increased to 19.9% for the three-month period ended March 31, 2009, from 17.6% in the same period of last year.

The decline in SG&A for the three-month period ended March 31, 2009, reflects efforts to reduce fixed SG&A as a result of the softened economy of approximately $200,000 (both business segments), a reduction of variable compensation due to the reduction in sales of approximately $165,000 (both business segments) and a gain recorded pursuant to SFAS 141R Business Combinations associated with the acquisition of selected assets of Foamade Industries of approximately $81,000 (Component Products segment).

Other Expenses

Net income attributable to noncontrolling interests was approximately $16,000 for the three-month periods ended March 31, 2009, and 2008.

Net interest expense decreased for the three-month period ended March 31, 2009, to approximately $82,000 from $98,000 in the same 2008 period.  This decline is primarily due to lower interest rates, partially offset by higher average borrowings.  Interest income for the three-month period ended March 31, 2009, was approximately $4,000 compared to $25,000 for the same period in 2008.

The Company recorded a tax expense of approximately 36% and 38% of income before income tax expense for the three-month periods ended March 31, 2009, and 2008, respectively.  The current quarter effective tax rate represents management’s best estimate as to the expected fiscal year 2009 effective tax rate.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At March 31, 2009, and December 31, 2008, the Company’s working capital was approximately $22.5 million and $18.7 million, respectively.  The increase in working capital for the three-month period ended March 31, 2009, is primarily due to increased cash of approximately $2.7 million, decreased accrued expenses of approximately $2.3 million (payout of year-end variable compensation and income tax obligations), and reduced short-term debt of approximately $800,000 (early payoff of capital lease debt), partially offset by reduced receivables of approximately $1.7 million and inventory of $1.2 million, respectively (consistent with downturn in business).

Net cash provided by operations for the three-month period ended March 31, 2009, was approximately $1.3 million compared to net cash used in operations for the three-month period ended March 31, 2008, of approximately $545,000.  The change in cash provided by operations was primarily attributable to 2009 reductions in receivables and inventories of approximately $1.7 million and $1.2 million, respectively, compared to increases in receivables and inventories of approximately $1.5 million and $332,000, respectively, in 2008.  Both changes are due to the softening of sales.  These increases were partially offset by lower net income of approximately $800,000.  Cash used in investing activities during the three-month period ended March 31, 2009, was approximately $800,000, which was primarily the result of normal additions of manufacturing machinery and equipment of approximately $459,000 and the acquisition of selected assets of Foamade Industries of approximately $375,000.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant.  The Company’s $17 million revolving credit facility is due November 30, 2013; the term loans are all due on January 29, 2016.

As a result of the consolidation of UDT, a mortgage note dated May 22, 2007, collateralized by the Florida facility, is included within long-term debt in the condensed consolidated financial statements.  The note had an original principal balance of $786,000, and calls for 180 monthly payments of $7,147.  The interest rate is fixed at approximately 7.2%.

In addition to the above credit facilities, the Company had capital lease debt of $1,612,665 as of December 31, 2008.  These leases were secured by specific manufacturing equipment used by the Company, had remaining lives ranging from one to six years, and bore interest at rates ranging from 7% to 8%.  Subsequent to December 31, 2008, the Company paid off these obligations in full.

The Company has no significant capital commitments in 2009, but plans on adding capacity to enhance operating efficiencies in its manufacturing plants.  The Company may consider the acquisition of companies, technologies, or products in 2009 that are complementary to its business.  The Company believes that its existing resources, including its revolving credit facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through at least the end of 2009.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at March 31, 2009, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Funds due in:	Operating Leases	Grand Rapids Mortgage	Term Loans	Georgetown Mortgage	UDT Mortgage	Debt Interest	Supplemental Retirement Plan	Total
2009	$1,085,590	$150,000	$216,270	$69,225	$24,695	$266,614	$64,000	$1,876,394
2010	1,197,619	200,000	288,360	92,300	36,417	502,750	101,000	2,418,446
2011	922,757	200,000	288,360	92,300	39,120	463,699	80,000	2,086,236
2012	860,075	200,000	288,360	92,300	41,725	424,621	80,000	1,987,081
2013 & after	850,033	3,233,333	913,144	1,492,184	586,131	1,168,984	280,800	8,524,609
	$4,916,074	$3,983,333	$1,994,494	$1,838,309	$728,088	$2,826,668	$605,800	$16,892,766

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the period ended March 31, 2009, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At March 31, 2009, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

PART II:                                     OTHER INFORMATION

ITEM 1A:                               RISK FACTORS

Information regarding risk factors appears in Part I — Item 2 of this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Statements” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, in Part I — Item 1A under “Risk Factors” and in Part II — Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Except as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The recent worldwide financial turmoil and associated economic downturn may harm our business and prospects.

The recent worldwide financial turmoil and associated economic downturn could adversely affect sales of our products.  The resulting tightening of credit markets may make it difficult for our customers and potential customers to obtain financing on reasonable terms, if at all.  Additionally, even if our customers (particularly those in the automotive industry) are able to obtain financing, there is no assurance that they will pay their obligations within agreed-upon terms, if at all.  In addition, a slow-down or contraction of the United States’ economy may reduce needs for our products and, therefore, adversely affect sales of our products.  These factors could also result in increased pricing pressure on the sales of our products.

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

UFP TECHNOLOGIES, INC.

May 12, 2009	By:	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

May 12, 2009	By:	/s/ Ronald J. Lataille
Date	Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.