Form 10-Q
period 2009-06-30
UFP TECHNOLOGIES INC
filed 2009-08-13
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒;  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐;  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non—accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐;  No  ☒

5,883,482 shares of registrant’s Common Stock, $.01 par value, were outstanding as of August 3, 2009.

UFP Technologies, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Jun-09	31-Dec-08
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$12,871,759	$6,729,370
Receivables, net	9,983,667	12,754,875
Inventories, net	6,751,168	8,152,746
Prepaid expenses	885,115	516,388
Deferred income taxes	1,455,325	1,488,575
Total current assets	31,947,034	29,641,954
Property, plant and equipment	41,535,729	40,666,779
Less accumulated depreciation and amortization	(30,192,048)	(28,912,455)
Net property, plant, and equipment	11,343,681	11,754,324
Goodwill	6,481,037	6,481,037
Other assets, net	1,136,896	845,346
Total assets	$50,908,648	$48,722,661
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$615,800	$716,697
Current installments of capital lease obligations	—	702,765
Accounts payable	3,276,368	3,304,194
Accrued taxes and other expenses	4,561,103	6,230,001
Total current liabilities	8,453,271	10,953,657
Long-term debt, excluding current installments	7,775,592	3,941,996
Capital lease obligations, excluding current installments	—	909,900
Deferred income taxes	177,089	113,073
Retirement and other liabilities	1,036,108	913,644
Total liabilities	17,442,060	16,832,270
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,787,482 shares at June 30, 2009, and 5,666,703 shares at December 31, 2008	57,875	56,667
Additional paid-in capital	14,511,004	13,774,334
Retained earnings	18,447,546	17,536,387
Total UFP Technologies, Inc. stockholders’ equity	33,016,425	31,367,388
Noncontrolling interests	450,163	523,003
Total stockholders’ equity	33,466,588	31,890,391
Total liabilities and stockholders’ equity	$50,908,648	$48,722,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	30-Jun-2009	30-Jun-2008	30-Jun-2009	30-Jun-2008
Net sales	$20,959,033	$28,456,090	$42,566,796	$56,464,126
Cost of sales	15,588,069	20,828,474	32,253,044	41,948,384
Gross profit	5,370,964	7,627,616	10,313,752	14,515,742

Selling, general & administrative expenses	4,415,829	4,983,998	8,726,229	9,906,097
Operating income	955,135	2,643,618	1,587,523	4,609,645
Interest expense, net	54,138	99,055	135,677	197,439
Other income	—	(11,218)	(4,000)	(11,218)
Income before income tax expense	900,997	2,555,781	1,455,846	4,423,424
Income tax expense	318,487	965,325	512,527	1,669,025

Net income from consolidated operations	582,510	1,590,456	943,319	2,754,399
Net income attributable to noncontrolling interests	(16,312)	(16,234)	(32,160)	(32,036)
Net income attributable to UFP Technologies, Inc.	$566,198	$1,574,222	$911,159	$2,722,363

Net income per share attributable to UFP Technologies, Inc.:
Basic	$0.10	$0.29	$0.16	$0.50
Diluted	$0.09	$0.25	$0.15	$0.44

Weighted average common shares outstanding:
Basic	5,787,070	5,514,624	5,750,282	5,482,153
Diluted	6,190,770	6,389,166	6,175,225	6,250,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	30-Jun-2009	30-Jun-2008
Cash flows from operating activities:
Net income attributable to UFP Technologies, Inc.	$911,159	$2,722,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,321,028	1,526,917
Noncontrolling interests	32,160	32,042
Equity in net income of unconsolidated affiliate	—	(7,218)
Gain on acquisition	(80,578)
Stock issued in lieu of cash compensation	183,500	343,880
Share-based compensation	545,503	690,568
Deferred income taxes	47,880	48,350
Gain on disposal of fixed assets	(4,000)	—
Changes in operating assets and liabilities:
Receivables, net	2,771,208	(967,047)
Inventories, net	1,584,442	(1,133,836)
Prepaid expenses	(368,727)	(143,366)
Accounts payable	(27,826)	(176,224)
Accrued taxes and other expenses	(1,668,898)	(348,179)
Retirement and other liabilities	122,464	(97,206)
Other assets	(199,985)	(129,141)
Net cash provided by operating activities	5,169,330	2,361,903
Cash flows from investing activities:
Additions to property, plant, and equipment	(679,850)	(1,080,945)
Acquisition of Foamade Industries, Inc. assets	(375,000)	—
Proceeds from fixed asset disposals	4,000	—
Acquisition of Stephenson & Lawyer, Inc. net of cash acquired	—	(5,181,066)
Payments from affiliated company	—	7,218
Net cash used in investing activities	(1,050,850)	(6,254,793)
Cash flows from financing activities:
Principal repayments of long-term debt	(267,301)	(355,590)
Proceeds from the issuance of long-term debt	4,000,000	—
Proceeds from exercise of stock options	8,875	138,725
Principal repayments of capital lease obligations	(1,612,665)	(345,807)
Distribution to United Development Company partners(noncontrolling interests)	(105,000)	(105,000)
Tax benefit from exercise of non-qualified stock options	—	25,650
Net proceeds from sale of common stock	—	15,205
Net cash provided by (used in) financing activities	2,023,909	(626,817)
Net increase (decrease) in cash	6,142,389	(4,519,707)
Cash and cash equivalents at beginning of period	6,729,370	9,060,347
Cash and cash equivalents at end of period	$12,871,759	$4,540,640

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

The condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2009, and 2008, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009, and 2008, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at June 30, 2009, including the estimates inherent in the process of preparing financial statements.  We have evaluated such subsequent events through August 13, 2009, which is the date the accompanying unaudited interim condensed consolidated financial statements were issued (see Note 15).  Additionally, all significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the three- and six-month periods ended June 30, 2009, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.

(2)                      New Accounting Pronouncements

The Company has adopted Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, effective January 1, 2009.  SFAS No. 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest is included in consolidated net income on the face of the income statement. SFAS No. 160 amends the consolidation procedures of certain aspects of ARB No. 51 for consistency with the requirements of SFAS No. 141R. This statement requires changes in the parent’s ownership interest of consolidated subsidiaries to be accounted for as equity transactions. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption of this statement resulted in the presentation of the noncontrolling interest in United Development Company Limited (“UDT”) as equity, rather than a liability.  In addition, the Company now presents net income of the consolidated group in the statement of operations, with a reconciliation to net income attributable to UFP Technologies, Inc.

The Company adopted FASB-issued SFAS No. 141R, Business Combinations, effective January 1, 2009.  SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard will, among other things, impact the determination of acquisition date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits. Implementation of this standard resulted in the Company recognizing a gain of approximately $81,000 related to its acquisition of selected assets of Foamade Industries, Inc. in the first quarter of 2009 (Note 6), and $25,000 of acquisition-related costs were charged to expense that would otherwise have been included as part of the acquisition cost prior to the adoption of SFAS No. 141R.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.  FSP No. FAS 107-1 and No. APB 28-1 requires summarized disclosure in interim periods of publicly-traded companies of the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the financial statements, as required by SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB No. 28, Interim Financial Reporting.  Previous to FSP No. FAS 107-1 and APB 28-1, such disclosures were required only for annual periods.  The adoption of FSP No. FAS 107-1 and APB 28-1 for the interim period ended June 30, 2009, resulted in additional disclosures in the Company’s unaudited quarterly condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 for the interim period ended June 30, 2009, required the Company to disclose the date through which it has evaluated subsequent events and whether that date is the date the financials were issued.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to require an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the enterprise (1) has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Also, SFAS 167 requires an ongoing reconsideration of the primary beneficiary and amends the events that trigger a reassessment of whether an entity is a VIE.  Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE.  This statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is currently evaluating this new statement.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162, Codification.  SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has evaluated this new statement and determined that it will not have a significant impact on the determination or reporting of its financial results.

(3)                      Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Six Months Ended
	30-Jun-2009	30-Jun-2008
Interest	$147,214	$208,097
Income taxes, net of refunds	$226,500	$1,950,171

(4)                      Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  In accordance with the provisions of FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Company has consolidated the financial statements of UDT because it has determined that UDT is a variable interest entity (“VIE”) pursuant to FIN No. 46R, and the Company is the primary beneficiary.  Included in the condensed consolidated balance sheets are the following UDT amounts:

	30-Jun-2009	31-Dec-2008
Cash	$113,523	$148,746
Net property, plant, and equipment	$1,237,778	$1,311,273
Accrued expenses	$19,900	$12,900
Current and long-term debt	$720,422	$737,288

(5)                      Fair Value Accounting

The Company has adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework in generally accepted accounting principles for measuring fair value, and expands disclosures about fair value measurements.  This standard only applies when other standards require or permit the fair value measurement of assets and liabilities.  It does not increase the use of fair value measurement.  SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, except as it related to nonrecurring fair value measurements of nonfinancial assets and liabilities for which the standard is effective for fiscal years beginning after November 15, 2008.

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

Assets and liabilities that currently require disclosure under SFAS No. 157 consist of money market funds and certificates of deposit, both considered cash equivalents, which are categorized by the levels discussed above and in the table below:

30-Jun-09	Level 1	Level 2	Level 3	Total
Money market funds	$12,136,043	$—	$—	$12,136,043
Certificates of deposit		100,000	—	100,000
Total	$12,136,043	$100,000	$—	$12,236,043

As of June 30, 2009, the Company does not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.  The Company may have additional disclosure requirements in the event an acquisition is completed or an impairment of the Company’s assets is incurred in future periods.

Fair Value of Other Financial Instruments.

We have other financial instruments, such as cash, accounts receivable, accounts payable and accrued taxes and other expenses, which are stated at carrying amounts that approximate fair value because of the short maturity of those instruments. The carrying amount of the Company’s long-term debt approximates fair value as the interest rate on the debt approximates the Company’s current incremental borrowing rate.

(6)                    Acquisitions

On March 9, 2009, the Company acquired selected assets of the Hillsdale, Michigan, operations of Foamade Industries, Inc. (“Foamade”).  The Hillsdale operation of Foamade specialized in the fabrication of technical urethane foams for a myriad of industries.  The Company has transitioned the acquired assets to its Grand Rapids, Michigan, plant.

The Company recorded a gain of approximately $81,000 on the transaction, as it acquired the assets in a bargain purchase.  The gain was recorded as a reduction of selling, general, and administrative expenses in the condensed consolidated statement of income for the six-month period ended June 30, 2009.

The following table summarizes the consideration paid for the assets and the amount of the assets acquired at the acquisition date relating to Foamade:

9-Mar-2009
Consideration
Cash	$375,000
Fair value of total consideration transferred	$375,000
Acquisition costs included in SG&A	$25,000
Recognized amounts of identifiable assets acquired:
Inventory	$182,864
Fixed assets	$189,100
Non-compete	$30,000
Customer list	$103,000
Total identifiable net assets	$504,964
Deferred tax liabilities	$(49,386)
Net assets acquired	$455,578

The amount of revenue included in the Company’s condensed consolidated statements of income for the three- and six-month periods ended June 30, 2009, is approximately $1,039,000 and $1,310,000, respectively.  It is impractical to determine the amount of sales and earnings that would have been recorded, had the acquisition occurred on January 1, 2009, or January 1, 2008.

(7)                    Goodwill

Goodwill is tested for impairment at least annually, or more frequently, if an event occurs or circumstances change that would indicate that the carrying amount may be impaired.  Impairment testing for goodwill is done at a reporting unit level or, when reporting units have sufficient common characteristics, at a business segment level.  The Company has combined the reporting units within its Component Products segment for purposes of testing goodwill for impairment, as there are sufficient common characteristics among all the reporting units within this business segment.  The reporting units within the Engineered Packaging segment have also been combined for this purpose, with the exception of the Company’s Molded Fiber operation, which is tested separately.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.

The Company typically tests goodwill for impairment in the fourth quarter; however, the change in business and economic conditions that has extended into the second quarter of 2009 was considered a triggering event as defined by SFAS 142, Goodwill and Other Intangible Assets, and goodwill was therefore tested for impairment in the second quarter of 2009.  The test did not indicate that goodwill was impaired for any reporting unit.

(8)                    Share-Based Compensation

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

The Company issues share-based payments through several plans, which are described below.  The compensation cost that has been charged against income for those plans is as follows:

	Three Months Ended		Six Months Ended
	30-Jun-09	30-Jun-08	30-Jun-09	30-Jun-08
Cost of sales	$—	$—	$—	$—
Selling, general & administrative expense	287,826	443,782	545,503	690,568
Total share-based compensation expense	$287,826	$443,782	$545,503	$690,568

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $104,000 and $159,000 for the three-month periods ended June 30, 2009, and 2008, respectively, and approximately $196,000 and $243,000 for the six-month periods ended June 30, 2009, and 2008, respectively.

The compensation expense for stock options granted during the six-month periods ended June 30, 2009, and 2008, was based on the intrinsic fair market value of the options, using a lattice-based option valuation model with the assumptions noted as follows:

	2009	2008
Expected volatility	69-84%	88%
Expected dividends	—	—
Risk free interest rate	3.6%	4.0%
Exercise price	market value on the date of grant	market value on the date of grant
Imputed life	4-8 years (output in lattice-based model)	8 years (output in lattice-based model)

The weighted average grant date fair value of options granted during the six-month periods ended June 30, 2009, and 2008, was $1.84 and $2.87, respectively.

Employee Stock Option Plan

The Company’s 1993 Employee Stock Option Plan (“Employee Stock Option Plan”), which is stockholder-approved, provides long-term rewards and incentives in the form of stock options to the Company’s key employees, officers, employee directors, consultants, and advisors.  The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock.  The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Compensation Committee.  These options expire over five- to ten-year periods.  Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule.  At June 30, 2009, there were 641,875 options outstanding under the Employee Stock Option Plan.  When stock options are issued under the Employee Stock Option Plan, the Company records compensation expense based upon the intrinsic fair market value of the stock options, using a lattice-based option valuation model.

2003 Incentive Plan

In June 2003, the Company formally adopted the 2003 Incentive Plan (the “Plan”).  The Plan is intended to benefit the Company by offering equity-based incentives and performance-based cash awards to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses.  The Plan includes appropriate language so as to enable grants of stock-based awards under the Plan to continue to be eligible for exclusion from the $1,000,000 limitation on deductibility under Section 162(m) of the Internal Revenue Code (the “Code”).

Two types of equity awards may be granted to participants under the Plan: restricted shares or other stock awards.  Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events.  Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of common stock.  Such awards may include Restricted Stock Unit Awards (“RSUs”), unrestricted or restricted stock, nonqualified options, performance shares, or stock appreciation rights.  The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.  The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 1,250,000 shares.  Through June 30, 2009, there were 554,958 shares of common stock issued under the Plan, none of which were restricted; an additional 419,686 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies.

Stock Purchase Plan

On April 18, 1998, the Company adopted the 1998 Stock Purchase Plan (the “Stock Purchase Plan”), which provided that all employees of the Company (who work more than 20 hours per week and more than five months in any calendar year, and who were employees on or before the applicable offering period) were eligible to participate.  The Stock Purchase Plan was intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986.  Under the Stock Purchase Plan, participants could have had up to 10% of their base salaries withheld for the purchase of the Company’s common stock at 95% of the market value of the common stock on the last day of the offering period.  The offering periods were from January 1 through June 30 and from July 1 through December 31 of each calendar year.  The Stock Purchase Plan provided for the issuance of up to 400,000 shares of common stock.  Through June 30, 2009, there were 305,866 shares issued under this plan.  The Company no longer offers the Stock Purchase Plan to employees, and plans to dissolve the Stock Purchase Plan.

Director Plans

Through July 15, 1998, the Company maintained a stock option plan covering non-employee directors (the “1993 Director Plan”).  Effective July 15, 1998, with the formation of the 1998 Director Stock Option Incentive Plan (the “1998 Director Plan”), the 1993 Director Plan was frozen.  The 1993 Director Plan provided for options for the issuance of up to 110,000 shares of common stock.  On July 1 of each year, each individual who at the time was serving as a non-employee director of the Company received an automatic grant of options to purchase 2,500 shares of common stock.  These options became exercisable in full on the date of the grant and would expire ten years from the date of grant.  The exercise price was the fair market value of the common stock on the date of grant.  At June 30, 2009, there were no options outstanding under the 1993 Director Plan.

Effective July 15, 1998, the Company adopted the 1998 Director Plan for the benefit of non-employee directors of the Company.  The 1998 Director Plan provided for options for the issuance of up to 425,000 shares of common stock.  On June 2, 2004, the Company amended the 1998 Director Plan to increase the allowable amount to 725,000 shares, and, on June 4, 2008, the Company further amended the 1998 Director Plan to increase the allowable amount to 975,000 shares.  These options become exercisable in full at the date of grant and expire ten years from the date of grant.  In connection with the adoption of the 1998 Director Plan, the 1993 Director Plan was frozen; however, the options outstanding under the 1993 Director Plan were not affected by the adoption of the new plan.  On June 3, 2009, the 1998 Director Plan was amended to permit the issuance of other equity-based securities and was renamed the 2009 Non-Employee Director Stock Incentive Plan.  At June 30, 2009, there were 369,609 options outstanding under the 2009 Non-Employee Director Stock Incentive Plan.  No other awards have been made pursuant to the Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	973,183	$2.97
Granted	44,801	4.13
Exercised	(2,500)	3.55
Cancelled or expired	(4,000)	3.75
Outstanding at June 30, 2009	1,011,484	$3.02	$1,607,584
Options exercisable at June 30, 2009	983,984	$2.95	$1,607,184
Vested and expected to vest at June 30, 2009	1,011,484	$3.02	$1,607,584

During the first six months ended June 30, 2009, and 2008, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $2,725 and $414,497, respectively, and the total amount of consideration received from the exercised options was $8,875 and $138,725, respectively.

The following is a summary of information relating to stock options outstanding and exercisable by price range as of June 30, 2009:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 30-Jun-2009	Weighted average remaining contractual life	Weighted average exercise price	Exercisable as of 30-Jun-2009	Weighted average exercise price
$0.00 - $0.99	50,000	2.6	$0.81	50,000	$0.81
$1.00 - $1.99	231,911	3.6	1.15	231,911	1.15
$2.00 - $2.99	333,148	3.7	2.49	333,148	2.49
$3.00 - $3.99	197,485	3.4	3.27	197,485	3.27
$4.00 - $4.99	49,801	8.2	4.21	37,301	4.18
$5.00 - $5.99	59,456	6.8	5.14	51,956	5.13
$6.00 - $6.99	47,914	6.2	6.18	40,414	6.11
$10.00 - $10.99	27,500	9.0	10.14	27,500	10.14
$12.00 - $12.99	14,269	8.9	12.37	14,269	12.37
	1,011,484	4.3	$3.02	983,984	$2.95

During the three-month periods ended June 30, 2009, and 2008, the Company recognized compensation expenses related to stock options granted to directors and employees of $114,989 and $145,130, respectively.  During the six-month periods ended June 30, 2009, and 2008, the Company recognized compensation expense of $134,964 and $170,624, respectively.

On February 24, 2009, the Company’s Compensation Committee approved the issuance of 25,000 shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2009.  Based upon the provisions of SFAS 123R, the Company has recorded compensation expense of $26,500 and $53,000, respectively, during the three- and six-month periods ended June 30, 2009, based on the grant date price of $4.24 at February 24, 2009.

Beginning in 2006, RSUs have been granted under the 2003 Incentive Plan to the executive officers of the Company.  The RSUs are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company.  Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s stock price and is charged to expense ratably during the service period.  Upon vesting, RSUs can be, at the Company’s discretion, net share-settled to cover the required withholding tax, and the remaining amount is converted into an equivalent number of shares of common stock.  No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested.

The following table summarizes information about RSU activity during the six-month period ended June 30, 2009:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2008	352,000	$5.79
Awarded	142,686	4.24
Shares distributed	(75,000)	6.35
Shares exchanged for cash	—	—
Forfeited / cancelled	—	—
Outstanding at June 30, 2009	419,686	$4.85

During the three-month periods ended June 30, 2009, and 2008, the Company recorded compensation expense related to RSUs of $146,337 and $260,027, respectively.  During the six-month periods ended June 30, 2009, and 2008, the Company recorded compensation expense related to RSUs of $357,539 and $442,694, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through June 30, 2009, vest:

	Options	Common Stock	Restricted Stock Units	Total
2009	$15,018	$53,000	$244,800	$312,818
2010	27,994		381,035	409,029
2011	16,394		215,093	231,487
2012	5,312		68,300	73,612
2013	2,648		8,403	11,051
	$67,366	$53,000	$917,631	$1,037,997

(9)                      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	30-Jun-2009	31-Dec-2008
Raw materials	$4,674,552	$5,352,926
Work in process	313,651	324,782
Finished goods	2,529,228	3,115,285
Less: Reserves for obsolescense	(766,263)	(640,247)
Total inventory	$6,751,168	$8,152,746

(10)                Preferred Stock

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

(11)                Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding. Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted net income per share consisted of the following:

	Three Months Ended		Six Months Ended
	30-Jun-2009	30-Jun-2008	30-Jun-2009	30-Jun-2008
Weighted average common shares outstanding, basic	5,787,070	5,514,624	5,750,282	5,482,153

Weighted average common equivalent shares due to stock options	403,700	874,542	424,943	768,106
Weighted average common shares outstanding, diluted	6,190,770	6,389,166	6,175,225	6,250,259

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the three- and six-month periods ended June 30, 2009, the number of stock awards excluded from the computation was 154,139 in both periods. For the three- and six-month periods ended June 30, 2008, the number of stock awards excluded from the computation was 4,234 and 2,116, respectively.

(12)                Segment Reporting

The Company is organized based on the nature of the products and services that it offers.  Under this structure, the Company produces products within two distinct segments: Engineered Packaging and Component Products.  Within the Engineered Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics, and pulp fiber to provide customers with cushion packaging for their products.  Within the Component Products segment, the Company primarily uses cross-linked polyethylene foam to provide customers in the automotive, athletic, leisure, and health and beauty industries with custom-designed products for numerous purposes.

The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segments based on net income.

Inter-segment transactions are uncommon and not material.  Therefore, they have not been reflected separately in the financial table below.  Revenues from customers outside of the United States are not material.  No customer comprised over 10% of the Company’s consolidated revenues during the six-month period ended June 30, 2009.  All of the Company’s assets are located in the United States.

	Three Months Ended 30-Jun-2009			Three Months Ended 30-Jun-2008
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$8,447,422	$12,511,611	$20,959,033	$11,507,345	$16,948,745	$28,456,090
Net income	(13,381)	579,579	$566,198	605,012	969,210	$1,574,222

	Six Months Ended 30-Jun-2009			Six Months Ended 30-Jun-2008
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$18,435,548	$24,131,248	$42,566,796	$23,606,114	$32,858,012	$56,464,126
Net income	160,138	751,021	$911,159	1,323,198	1,399,165	$2,722,363

(13)                Indebtedness

As a result of the consolidation of UDT, a mortgage note dated May 22, 2007, collateralized by the Florida facility, is included within long-term debt in the condensed consolidated financial statements.  The note had an original principal balance of $786,000, and calls for 180 monthly payments of $7,147.  The interest rate is fixed at approximately 7.2%.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, N.A.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization, and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the option of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases, the applicable margin is dependent upon Company performance.  The loans are collateralized by a first-priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant, and was in compliance with this covenant at June 30, 2009.  The Company’s $17 million revolving credit facility expires November 30, 2013; the term loans are all due on January 29, 2016.

In addition to the above credit facilities, the Company had capital lease debt of $1,612,665 as of December 31, 2008.  These leases, secured by specific manufacturing equipment used by the

Company, had remaining lives ranging from one to six years and bore interest at rates ranging from 7% to 8%.  The Company has paid off these leases in full as of February 5, 2009.

(14)                Plant Consolidation

On August 5, 2008, the Company committed to close its Macomb Township, Michigan, automotive plant and consolidate operations into its newly acquired 250,000-square-foot building in Grand Rapids, Michigan.  Through December 31, 2008, the Company incurred restructuring charges of approximately $1.3 million in one-time, pre-tax expenses and committed to invest approximately $650,000 in building improvements in the Grand Rapids facility over a six-month transitional period.  The Company expects annual cost savings of approximately $1.2 million as a result of the plant consolidation.

During the six-month period ended June 30, 2009, the Company had the following cash activity:

	Ending Restructuring Accrual Balance 31-Dec-2008	Cash Payments in the six months ended 30-Jun-2009	Ending Restructuring Accrual Balance 30-Jun-2009
Earned severance	$116,000	$133,000	$(17,000)
Moving and training	200,000	183,000	17,000
	$316,000	$316,000	$—

Through the six-month period ended June 30, 2009, the Company has also funded $100,000 in related capitalized building improvements in the Grand Rapids facility.

(15)                Subsequent Event

On July 7, 2009, the Company acquired substantially all of the assets of E.N. Murray Company, a Denver, Colorado-based foam fabricator for $2,750,000.  E.N. Murray specializes in the fabrication of technical urethane foams primarily for the medical industry.  This acquisition brings to the Company further access and expertise in fabricating technical urethane foams and a seasoned management team.  The Company has leased the former E.N. Murray Denver facilities for a period of two years.  The Company is in the process of determining the acquisition date fair value of the assets and liabilities acquired in this transaction.

The following table contains an unaudited pro forma condensed consolidated statement of operations for the six-month periods ended June 30, 2009, and 2008, as if the E.N. Murray acquisition had occurred on January 1, 2008:

	Six Months Ended
	30-Jun-2009	30-Jun-2008
Sales	$48,565,331	$62,957,458
Net income	1,088,509	3,008,491

The above pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the E.N. Murray acquisition occurred as presented.  In addition, future results may vary significantly from the results reflected in such pro forma information.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “plan,” “estimate,” and other expressions, which are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements.

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

The Company reported record earnings for its fiscal year ended December 31, 2008, largely due to increased sales and stronger gross margins.  However, it experienced a softening of sales in the fourth quarter of 2008 that has continued through the second quarter of 2009, negatively impacting gross margins.  Sales of interior trim parts to the automotive industry have weakened significantly due to very soft automobile sales in North America.  The Company expects this trend to continue at least through the balance of 2009.

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

On March 9, 2009, the Company acquired selected assets of the Hillsdale, Michigan, operations of Foamade Industries, Inc., a business specializing in the fabrication of technical urethane foams for a myriad of industries.  The Company transitioned the acquired assets to its Grand Rapids, Michigan, plant.

On July 7, 2009, the Company acquired substantially all of the assets of E.N. Murray Company, a Denver, Colorado-based foam fabricator.  E.N. Murray specializes in the fabrication of technical urethane foams, primarily for the medical industry.  Like S&L, this acquisition brings to the Company further access and expertise in fabricating technical urethane foams and a seasoned management team.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Sales

Sales for the three-month period ended June 30, 2009, were $21.0 million or 26.3% below sales of $28.5 million for the same period in 2008.  Sales for the six-month period ended June 30, 2009, were $42.6 million or 24.6% below sales of $56.5 million for the same period in 2008.  Had the Company not purchased selected assets from Foamade Industries, Inc., the sales decline for the three- and six-month periods ended June 30, 2009, would have been 30% and 26.9%, respectively.  The decline in sales for both periods is due largely to a decline in sales of interior trim parts to the automotive industry (Component Products segment) as well as a general softening in demand for parts (across both business segments).  Sales of automotive trim parts declined by $4.5 million and $8.1 million during the three- and six-month periods ended June 30, 2009, respectively.

Gross Profit

Gross profit as a percentage of sales (gross margin) declined to 25.6% and 24.2%, for the three- and six-month periods ended June 30, 2009, respectively, from 26.8% and 25.7% in the same three- and six-month periods of 2008.  The decline in gross margin is primarily due to the fixed cost portion of cost of sales measured against lower sales (both business segments), partially offset by efficiencies gained from the consolidation of the Company’s Michigan facilities.

Selling, General and Administrative Expenses

Selling, General, and Administrative expenses (“SG&A”) declined 11.3% to $4.4 million for the three-month period ended June 30, 2009, from $5.0 million in the same period of 2008.  SG&A declined 11.9% to $8.7 million for the six-month period ended June 30, 2009, from $9.9 million in the same period of 2008.  As a percentage of sales SG&A increased to 21.1% and 20.5% for the three- and six-

month periods ended June 30, 2009, respectively, from 17.5% and 17.5% in the same respective periods of 2008.

The decline in SG&A for the three- and six-month periods ended June 30, 2009, reflects efforts to reduce administrative compensation and benefits of approximately $310,000 and $465,000, respectively (both business segments), a reduction of variable compensation due to the reduction in sales of approximately $70,000 and $240,000, respectively (both business segments), and a gain recorded in March 2009 pursuant to SFAS 141R, Business Combinations, associated with the acquisition of selected assets of Foamade Industries of approximately $81,000 (Component Products segment).

Other Expenses

Net interest expense declined for the three- and six-month periods ended June 30, 2009, to approximately $54,000 and $136,000, respectively, from $99,000 and $197,000, respectively, in the same 2008 periods.  This decline is primarily due to lower interest rates, partially offset by higher average borrowings.

The Company recorded a tax expense of approximately 36% and 38% of income before income tax expense for the six-month periods ended June 30, 2009, and 2008, respectively.  The current period effective tax rate represents management’s best estimate as to the expected fiscal year 2009 effective tax rate.

Net income attributable to non-controlling interests was approximately $16,000 and $32,000, respectively, for the three- and six-month periods ended June 30, 2009, compared to $16,000 and $32,000, respectively, for the same periods in 2008.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At June 30, 2009, and December 31, 2008, the Company’s working capital was approximately $23.5 million and $18.7 million, respectively.

The increase in working capital for the six-month period ended June 30, 2009, is primarily due to increased cash of approximately $6.1 million, decreased accrued expenses of approximately $1.7 million (payout of year-end variable compensation and income tax obligations) and reduced short-term debt of approximately $800,000 (early payoff of capital lease debt), partially offset by reduced receivables of approximately $2.8 million and inventory of $1.6 million, respectively (consistent with downturn in business).

Net cash provided by operations for the six-month periods ended June 30, 2009, and 2008, was approximately $5.1 million and $2.4 million, respectively.  The increase in cash provided by operations was primarily attributable to 2009 reductions in receivables and inventories of approximately $2.8 million and $1.6 million, respectively, compared to increases in receivables and inventories of approximately $970,000 and $1.1 million, respectively, in 2008.  Both changes are due to the softening of sales.  These increases were partially offset by lower net income of approximately $1.8 million.

Cash used in investing activities during the six-month period ended June 30, 2009, was approximately $1.0 million, which was primarily the result of normal additions of manufacturing machinery and equipment of approximately $680,000 and the acquisition of selected assets of Foamade Industries of approximately $375,000.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the option of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant, and was in compliance with this covenant at June 30, 2009.  The Company’s $17 million revolving credit facility expires November 30, 2013; the term loans are all due on January 29, 2016.

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

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at June 30, 2009, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Funds due in:	Operating Leases	Grand Rapids Mortgage	Term Loans	Georgetown Mortgage	UDT Mortgage	Debt Interest	Supplemental Retirement Plan	Total
2009	$728,784	$100,000	$144,180	$46,150	$17,029	$133,307	$32,000	$1,201,450
2010	1,197,619	200,000	288,360	92,300	36,417	502,750	101,000	2,418,446
2011	922,757	200,000	288,360	92,300	39,120	463,699	80,000	2,086,236
2012	860,075	200,000	288,360	92,300	41,725	424,621	80,000	1,987,081
2013 & after	850,033	3,233,333	913,144	1,492,183	586,131	1,168,984	280,800	8,524,608
	$4,559,268	$3,933,333	$1,922,404	$1,815,233	$720,422	$2,693,361	$573,800	$16,217,821

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the period ended June 30, 2009, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At June 30, 2009, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

The recent worldwide financial unrest and associated economic uncertainty may continue to harm our business and prospects.

The recent worldwide financial unrest and associated economic uncertainty has and may continue to adversely affect sales of our products.  The resulting tightening of credit markets may make it difficult for our customers and potential customers to obtain financing on reasonable terms, if at all.  Additionally, even if our customers (particularly those in the automotive industry) are able to obtain financing, there is no assurance that they will pay their obligations within agreed-upon terms, if at all.  In addition, a slow-down or contraction of the United States’ economy may reduce needs for our products and, therefore, adversely affect sales of our products.  These factors have and could continue to result in increased pressure on the pricing of our products.

ITEM 4:                                         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 3, 2009, whereby the stockholders voted: (i) to elect three Class-I directors for terms of office until the 2012 Annual Meeting of Stockholders, and (ii) to approve an amendment and restatement to the Company’s 1998 Directors Stock Option Incentive Plan:

(i)            Votes for the election of directors were cast as follows:

	Shares Voting For	Shares Withheld
R. Jeffrey Bailly	4,076,451	1,001,065
David B. Gould	4,673,184	404,332
Marc Kozin	4,156,168	921,348

(ii)           Votes to adopt the proposal to amend and restate the 1998 Directors Plan:

Shares voting for:	1,312,409
Shares voting against:	807,082
Shares abstaining:	35,654
Broker non-votes:	2,103,543

ITEM 6:                                         EXHIBITS

The following exhibits are included herein:

10.52

2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement relating to the Company’s Annual Meeting of Stockholders on June 3, 2009, filed with the Securities and Exchange Commission on April 30, 2009).

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

UFP TECHNOLOGIES, INC.

August 13, 2009	By:	/s/ R. Jeffrey Bailly
Date		R. Jeffrey Bailly
Chairman, Chief Executive Officer,
President, and Director
(Principal Executive Officer)

August 13, 2009	By:	/s/ Ronald J. Lataille
Date		Ronald J. Lataille
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.52

2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement relating to the Company’s Annual Meeting of Stockholders on June 3, 2009, filed with the Securities and Exchange Commission on April 30, 2009).

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.