Form 10-Q
period 2009-09-30
UFP TECHNOLOGIES INC
filed 2009-11-12
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒; No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐; No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non–accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐; No ☒

5,919,107 shares of registrant’s Common Stock, $.01 par value, were outstanding as of November 8, 2009.

UFP Technologies, Inc.

PART I:             FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Sep-09	31-Dec-08
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$11,959,423	$6,729,370
Receivables, net	13,850,589	12,754,875
Inventories, net	8,070,490	8,152,746
Prepaid expenses	731,231	516,388
Deferred income taxes	1,438,700	1,488,575
Total current assets	36,050,433	29,641,954
Property, plant and equipment	43,248,245	40,666,779
Less accumulated depreciation and amortization	(30,860,326)	(28,912,455)
Net property, plant, and equipment	12,387,919	11,754,324
Goodwill	6,481,037	6,481,037
Other assets, net	1,873,998	845,346
Total assets	$56,793,387	$48,722,661
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$622,656	$716,697
Current installments of capital lease obligations	—	702,765
Accounts payable	4,767,602	3,304,194
Accrued taxes and other expenses	6,131,552	6,230,001
Total current liabilities	11,521,810	10,953,657
Long-term debt, excluding current installments	7,657,865	3,941,996
Capital lease obligations, excluding current installments	—	909,900
Deferred income taxes	649,667	113,073
Retirement and other liabilities	1,100,941	913,644
Total liabilities	20,930,283	16,832,270
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,919,107 shares at September 30, 2009, and 5,666,703 shares at December 31, 2008	59,191	56,667
Additional paid-in capital	14,783,095	13,774,334
Retained earnings	20,560,288	17,536,387
Total UFP Technologies, Inc. stockholders’ equity	35,402,574	31,367,388
Noncontrolling interests	460,530	523,003
Total stockholders’ equity	35,863,104	31,890,391
Total liabilities and stockholders’ equity	$56,793,387	$48,722,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep-2009	30-Sep-2008	30-Sep-2009	30-Sep-2008
Net sales	$27,620,250	$27,501,379	$70,187,046	$83,965,505
Cost of sales	20,165,974	20,091,025	52,419,018	62,039,409
Gross profit	7,454,276	7,410,354	17,768,028	21,926,096
Selling, general & administrative expenses	5,070,639	4,935,194	13,877,466	14,841,291
Restructuring charge	—	406,000	—	406,000
Operating income	2,383,637	2,069,160	3,890,562	6,678,805
Interest expense, net	(52,935)	(72,204)	(188,612)	(269,643)
Other income	10,171	31,720	14,171	42,938
Gain on acquisitions	759,092	—	839,690	—
Income before income tax expense	3,099,965	2,028,676	4,555,811	6,452,100
Income tax expense	976,856	763,985	1,489,383	2,433,010

Net income from consolidated operations	2,123,109	1,264,691	3,066,428	4,019,090
Net income attributable to noncontrolling interests	(10,367)	(17,406)	(42,527)	(49,442)
Net income attributable to UFP Technologies, Inc.	$2,112,742	$1,247,285	$3,023,901	$3,969,648

Net income per share attributable to UFP Technologies, Inc.:
Basic	$0.36	$0.22	$0.52	$0.72
Diluted	$0.34	$0.20	$0.49	$0.63

Weighted average common shares outstanding:
Basic	5,894,218	5,593,305	5,799,094	5,518,950
Diluted	6,300,714	6,315,472	6,221,895	6,282,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	30-Sep-2009	30-Sep-2008
Cash flows from operating activities:
Net income attributable to UFP Technologies, Inc.	$3,023,901	$3,969,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,045,274	2,226,988
Restructuring lease, old improvement write-off	—	170,000
Noncontrolling interests	42,527	49,442
Equity in net income of unconsolidated affiliate	—	(7,218)
Gain on fixed asset disposals	(4,000)
Gain on acquisitions	(839,690)	—
Stock issued in lieu of cash compensation	183,500	343,880
Share-based compensation	701,891	998,178
Deferred income taxes	71,820	(71,412)
Changes in operating assets and liabilities:
Receivables, net	25,880	(790,293)
Inventories, net	1,440,145	(1,599,791)
Prepaid expenses	(182,135)	(7,106)
Accounts payable	886,618	(198,768)
Accrued taxes and other expenses	(352,000)	(580,789)
Retirement and other liabilities	187,297	(126,869)
Other assets	(322,055)	(115,047)
Net cash provided by operating activities	6,908,973	4,260,843
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,234,616)	(1,766,662)
Acquisition of Foamade Industries, Inc. assets	(375,000)	—
Acquisition of E.N. Murray Co. assets, net of cash acquired	(1,440,534)	—
Acquisition of Advanced Materials, Inc. assets	(620,000)	—
Proceeds from fixed asset disposals	4,000	—
Acquisition of Stephenson & Lawyer, Inc., net of cash acquired	—	(5,181,066)
Payments from affiliated company	—	7,218
Net cash used in investing activities	(3,666,150)	(6,940,510)
Cash flows from financing activities:
Cash settlement of restricted stock units	—	(206,044)
Principal repayments of long-term debt	(420,999)	(533,733)
Proceeds from the issuance of long-term debt	4,000,000	—
Proceeds from exercise of stock options	125,894	294,226
Principal repayments of capital lease obligations	(1,612,665)	(523,479)
Distribution to United Development Company partners (noncontrolling interests)	(105,000)	(105,000)
Tax benefit from exercise of non-qualified stock options	—	182,912
Net proceeds from sale of common stock	—	20,563
Net cash provided by (used in) financing activities	1,987,230	(870,555)
Net increase (decrease) in cash	5,230,053	(3,550,222)
Cash and cash equivalents at beginning of period	6,729,370	9,060,347
Cash and cash equivalents at end of period	$11,959,423	$5,510,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)                    Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2009, and 2008, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009, and 2008, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

These accompanying unaudited interim condensed consolidated financial statements recognize the effects of all subsequent events that provide additional evidence about conditions that existed at September 30, 2009, including the estimates inherent in the process of preparing financial statements.  We have evaluated such subsequent events through November 12, 2009, which is the date the accompanying unaudited interim condensed consolidated financial statements were issued.  Additionally, all significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the three- and nine-month periods ended September 30, 2009, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2009.

(2)                    New Accounting Pronouncements

Codification

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  The Company’s accounting policies were not affected by the conversion to ASC.  However, references to specific accounting standards in the footnotes to the Company’s consolidated financial statements have been changed to refer to the appropriate section of ASC.

Noncontrolling Interests

The Company adopted updated guidance included in ASC 810, Consolidation, effective January 1, 2009.  The updated guidance in ASC 810 requires (i) that noncontrolling (minority) interests be reported as a component of stockholders’ equity, (ii) that net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated statements of income, (iii) that changes in a parent’s ownership interest while the parent retains the controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures be provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  As a result of the adoption, the Company has reported its noncontrolling interest in United Development Company Limited (“UDT”) as a component of stockholders’ equity in the condensed consolidated balance sheets, and the net income attributable to its noncontrolling interest in UDT has been separately identified in the condensed consolidated statements of income.  The prior periods presented have also been reclassified to conform to the current classification required by ASC 810.

Business Combinations

The Company adopted updated guidance included in ASC 805, Business Combinations, effective January 1, 2009.  ASC 805 now requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this updated guidance will, among other things, impact the determination of acquisition date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets and tax benefits.  Implementation of this updated guidance resulted in the Company recognizing gains of approximately $81,000 related to its acquisition of selected assets of Foamade Industries, Inc. (“Foamade”) in the first quarter of 2009, as well of gains of approximately $558,000 and $201,000 related to its acquisition of selected assets of E. N. Murray Co. (“ENM”) and Advanced Materials, Inc. (“AMI”), a wholly-owned subsidiary of Advanced Materials Group, Inc., respectively, in the third quarter of 2009 (Note 6).  Cumulative acquisition-related costs of $90,000, that would otherwise have been included as part of the acquisition cost prior to the adoption of this updated guidance, were charged to expense.

Subsequent Events

In May 2009, the Company adopted updated guidance included in ASC 855, Subsequent Events (ASC 855).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued.  The adoption of this guidance requires the Company to disclose the date through which it has evaluated subsequent events and whether that date is the date the financial statements were issued.

Variable Interest Entities

In June 2009, the FASB issued guidance to change financial reporting of enterprises with variable interest entities (“VIEs”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise (1) has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Also, the guidance requires an ongoing reconsideration of the primary beneficiary and amends the events that trigger a reassessment of whether an entity is a VIE.  Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE.  This guidance shall be effective as of the beginning of the Company’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Company is currently evaluating the impact of this new guidance.

(3)                    Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Nine Months Ended
	30-Sep-2009	30-Sep-2008
Interest	$191,151	$285,622
Income taxes, net of refunds	$997,765	$1,012,336

(4)                    Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, UDT.  The Company has consolidated the financial statements of UDT because it has determined that UDT is a VIE and the Company is the primary beneficiary.  Included in the condensed consolidated balance sheets are the following UDT amounts:

	30-Sep-2009	31-Dec-2008
Cash	$158,176	$148,746
Net property, plant, and equipment	$1,213,529	$1,311,273
Accrued expenses	$33,900	$12,900
Current and long-term debt	$712,756	$737,288

(5)                    Fair Value Accounting

Financial instruments recorded at fair value in the condensed consolidated balance sheets, or disclosed at fair value in the footnotes, are categorized below based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels defined by ASC 820, Fair Value Measurements and Disclosures, which are directly related to the amount of subjectivity associated with inputs to fair valuation of these assets and liabilities are as follows:

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

The Company’s assets and liabilities that are measured at fair value consist of money market funds and certificates of deposit, both considered cash equivalents, which are categorized by the levels discussed above and in the table below:

30-Sep-09	Level 1	Level 2	Level 3	Total
Money market funds	$100,000	$—	$—	$100,000
Certificates of deposit	—	100,000	—	$100,000
Total	$100,000	$100,000	$—	$200,000

As of September 30, 2009, the Company does not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.  The Company may have additional disclosure requirements in the event an impairment of the Company’s nonfinancial assets is incurred in a future period.

Fair Value of Other Financial Instruments

The Company has other financial instruments, such as cash, accounts receivable, accounts payable and accrued taxes and other expenses, which are stated at carrying amounts that approximate fair value because of the short maturity of those instruments. The carrying amount of the Company’s long-term debt approximates fair value as the interest rate on the debt approximates the Company’s current incremental borrowing rate.

(6)                    Acquisitions

On March 9, 2009, the Company acquired selected assets of the Hillsdale, Michigan, operations of Foamade.  The Hillsdale operation of Foamade specialized in the fabrication of technical urethane foams for a myriad of industries and brings to the Company further penetration into applications using this family of foams as well as incremental sales to fold into its operations.  The Company has transitioned the acquired assets to its Grand Rapids, Michigan, plant.

On July 7, 2009, the Company acquired substantially all of the assets of ENM, a Denver, Colorado-based foam fabricator for $2,750,000.  ENM specializes in the fabrication of technical urethane foams primarily for the medical industry.  This acquisition brings to the Company further access and expertise in fabricating technical urethane foams and a seasoned management team.  The Company has leased the former ENM Denver facilities for a period of two years.

On August 24, 2009, the Company acquired selected assets of AMI for $620,000.  Located in Rancho Dominguez, California, AMI specialized in the fabrication of technical urethane foams primarily for the medical industry and brings to the Company further penetration into this market.  The Company has assumed the lease of the 56,000 square foot Rancho Dominguez location that is due to expire in November 2010.

The Company recorded gains of approximately $81,000, $558,000, and $201,000 on the acquisitions of selected assets of Foamade, ENM, and AMI, respectively, as it acquired the assets in bargain purchases.  The Company believes that the bargain purchase gains resulted from opportunities created by the overall weak economy.  The gain recorded with respect to the Foamade transaction was recorded in the first quarter while the gains with respect to the acquisitions of both ENM and AMI were recorded in the condensed consolidated statement of income for the three-month period ended September 30, 2009.

The following table summarizes the consideration paid and the acquisition date fair value of the assets acquired and liabilities assumed relating to each transaction:

	Foamade	ENM	AMI
	9-Mar-2009	7-Jul-2009	24-Aug-2009
Consideration
Cash	$375,000	$2,750,000	$620,000
Fair value of total consideration transferred	$375,000	$2,750,000	$620,000
Acquisition costs included in SG&A	$25,000	$30,000	$35,000
Recognized amounts of identifiable assets acquired:
Cash	$—	$1,309,466	$—
Accounts receivable		832,054	289,540
Inventory	182,864	922,497	252,528
Other assets	—	37,708	—
Fixed assets	189,100	812,000	345,750
Non-compete	30,000	120,000	—
Customer list	103,000	490,000	56,000
Total identifiable net assets	$504,964	$4,523,725	$943,818
Payables and accrued expenses	$—	$(830,341)	$—
Equipment loan	$—	$(42,827)	$—
Deferred tax liabilities	$(49,386)	$(342,212)	$(123,051)
Net assets acquired	$455,578	$3,308,345	$820,767

With respect to the acquisition of selected assets of ENM, the Company acquired gross accounts receivable of $873,919, of which it deemed $41,865 to be uncollectible.  It therefore recorded the accounts receivable at its fair market value of $832,054.  With respect to the acquisition of selected assets of AMI, the Company acquired gross accounts receivable of $324,540, of which it deemed $35,000 to be uncollectible.  It therefore recorded the accounts receivable at its fair market value of $289,540.

The following table contains an unaudited pro forma condensed consolidated statement of operations for the nine-month periods ended September 30, 2009, and 2008, as if the ENM acquisition had occurred at the beginning of the respective periods:

	Nine Months Ended
	30-Sep-09	30-Sep-08
Sales	$76,185,581	$93,906,353
Net income	3,201,250	4,384,700
Earnings Per Share:
Basic	$0.55	$0.79
Diluted	0.51	0.70

It is impractical to determine the amount of sales and earnings that would have been recorded, had the Foamade and AMI acquisitions occurred on January 1, 2009, or January 1, 2008, as records for these time periods are unavailable since the Company only acquired selected assets and not the entire operations.  The following table contains the 2009 sales and net income associated with ENM and AMI from the date of acquisition through September 30, 2009:

	ENM	AMI
Sales	$3,513,000	$225,010
Net income	234,000	(21,000)

The amount of revenue included in the Company’s condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2009, associated with the acquisition of Foamade is approximately $714,000 and $2,024,000, respectively.  The Company is unable to break out the Foamade net income as these products have been merged into its Grand Rapids, Michigan, facility (Component Products) and have become part of that reporting unit.

The above pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the ENM acquisition occurred as presented.  In addition, future results may vary significantly from the results reflected in such pro forma information.

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

The Company typically tests goodwill for impairment in the fourth quarter; however, the change in business and economic conditions that had extended into the second quarter of 2009 was considered a triggering event  and goodwill was therefore tested for impairment in the second quarter of 2009.  The test did not indicate that goodwill was impaired for any reporting unit.

(8)                    Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company issues share-based payments through several plans, which are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2008.  The compensation cost that has been charged against income for those plans is as follows:

	Three Months Ended		Nine Months Ended
	30-Sep-09	30-Sep-08	30-Sep-09	30-Sep-08
Cost of sales	$—	$—	$—	$—
Selling, general & administrative expense	156,388	307,690	701,891	998,178
Total share-based compensation expense	$156,388	$307,690	$701,891	$998,178

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $57,000 and $107,000 for the three-month periods ended September 30, 2009, and 2008, respectively, and approximately $252,000 and $350,000 for the nine-month periods ended September 30, 2009, and 2008, respectively.

The compensation expense for stock options granted during the nine-month periods ended September 30, 2009, and 2008, was based on the intrinsic fair market value of the options, using a lattice-based option valuation model with the assumptions noted as follows:

	2009	2008
Expected volatility	69-84%	88%
Expected dividends	—	—
Risk free interest rate	3.6%	4.0%
Exercise price	market value on the date of grant	market value on the date of grant
Imputed life	4-8 years (output in lattice-based model)	8 years (output in lattice-based model)

The weighted average grant date fair value of options granted during the nine-month periods ended September 30, 2009, and 2008, was $1.83 and $2.87, respectively.

The following is a summary of stock option activity under all plans for the nine-month period ended September 30, 2009:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	973,183	$2.97
Granted	69,301	4.17
Exercised	(38,125)	3.30
Cancelled or expired	(6,500)	3.65
Outstanding at September 30, 2009	997,859	$3.03	$3,472,894
Options exercisable at September 30, 2009	972,859	$2.98	$3,441,869
Vested and expected to vest at September 30, 2009	997,859	$3.03	$3,472,894

During the nine months ended September 30, 2009, and 2008, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was $75,375 and $871,481, respectively, and the total amount of consideration received from the exercised options was $125,894 and $294,226, respectively.

During the three-month periods ended September 30, 2009, and 2008, the Company recognized compensation expenses related to stock options granted to directors and employees of $7,509 and $25,350, respectively.  During the nine-month periods ended September 30, 2009, and 2008, the Company recognized compensation expense of $142,473 and $526,000, respectively.

On February 24, 2009, the Company’s Compensation Committee approved the issuance of 25,000 shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2009.  The Company has recorded compensation expense of $26,500 and $79,500, respectively, during the three- and nine-month periods ended September 30, 2009, based on the grant date price of $4.24 at February 24, 2009.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the nine-month period ended September 30, 2009:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2008	352,000	$5.79
Awarded	142,686	4.24
Shares distributed	(171,000)	5.89
Shares exchanged for cash	—	—
Forfeited / cancelled	—	—
Outstanding at September 30, 2009	323,686	$5.05

During the three-month periods ended September 30, 2009, and 2008, the Company recorded compensation expense related to RSUs of $122,379 and $282,260, respectively.  During the nine-

month periods ended September 30, 2009, and 2008, the Company recorded compensation expense related to RSUs of $479,918 and $802,204, respectively.

(9)                    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	30-Sep-2009	31-Dec-2008
Raw materials	$6,116,289	$5,352,926
Work in process	472,991	324,782
Finished goods	2,615,473	3,115,285
Less: Reserves for obsolescense	(1,134,263)	(640,247)
Total inventory	$8,070,490	$8,152,746

(10)              Preferred Stock

On March 18, 2009, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, on March 20, 2009, to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of the Company’s share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Share”), at a price of $25 per one one-thousandth of a Preferred Share subject to adjustment and the terms of the Rights Agreement.  The Rights expire on March 19, 2019.

(11)              Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted net income per share consisted of the following:

	Three Months Ended		Nine Months Ended
	30-Sep-2009	30-Sep-2008	30-Sep-2009	30-Sep-2008
Weighted average common shares outstanding, basic	5,894,218	5,593,305	5,799,094	5,518,950
Weighted average common equivalent shares due to stock options and RSUs	406,496	722,167	422,801	763,974
Weighted average common shares outstanding, diluted	6,300,714	6,315,472	6,221,895	6,282,924

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive.  For the three- and nine-month periods ended September 30, 2009, the number of stock awards excluded from the computation was 155,683 and 220,440, respectively. For the three- and nine-month periods ended September 30, 2008, the number of stock awards excluded from the computation was 41,769 in both periods.

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

Inter-segment transactions are uncommon and not material.  Therefore, they have not been reflected separately in the financial table below.  Revenues from customers outside of the United States are not material.  No customer comprised over 10% of the Company’s consolidated revenues during the nine-month period ended September 30, 2009.  All of the Company’s assets are located in the United States.

	Three Months Ended 30-Sep-2009			Three Months Ended 30-Sep-2008
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$9,750,988	$17,869,262	$27,620,250	$12,739,723	$14,761,656	$27,501,379
Net income	593,270	1,519,472	$2,112,742	891,257	356,028	$1,247,285

	Nine Months Ended 30-Sep-2009			Nine Months Ended 30-Sep-2008
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$28,186,536	$42,000,510	$70,187,046	$36,345,837	$47,619,668	$83,965,505
Net income	753,408	2,270,493	$3,023,901	2,214,455	1,755,193	$3,969,648

(13)              Plant Consolidation

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

During the nine-month period ended September 30, 2009, the Company had the following cash activity:

	Ending Restructuring Accrual Balance 31-Dec-2008	Cash Payments in the Nine Months Ended 30-Sep-2009	Ending Restructuring Accrual Balance 30-Sep-2009
Earned severance	$116,000	$133,000	$(17,000)
Moving and training	200,000	183,000	17,000
	$316,000	$316,000	$—

Through the nine-month period ended September 30, 2009, the Company has also funded $100,000 in related capitalized building improvements in the Grand Rapids facility.

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

Other examples of these risks, uncertainties, and other factors include, without limitation, the following: economic conditions that affect sales of the products of the Company’s customers, risks associated with the identification of suitable acquisition candidates and the successful, efficient execution and integration of such acquisitions, actions by the Company’s competitors, and the ability of the Company to respond to such actions, the ability of the Company to obtain new customers, the ability of the Company to achieve positive results due to competition, evolving customer requirements, difficulties associated with the roll-out of new products, decisions by customers to cancel or defer orders for the Company’s products that previously had been accepted, the costs of compliance with Sarbanes-Oxley related requirements and general economic and industry conditions and other factors.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  All of the forward-looking statements are qualified in their entirety by reference to the risk factors and other disclaimers described in the Company’s filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Company reported record earnings for its fiscal year ended December 31, 2008, largely due to increased sales and stronger gross margins.  However, it experienced a softening of sales in the fourth quarter of 2008 that continued through the second quarter of 2009, negatively impacting gross margins.  During the third quarter of 2009, the Company experienced increased demand for parts through most of its end markets that led to improved sales levels.  However, sales of interior trim parts to the automotive industry have weakened significantly due to very soft automobile sales in North America.  The Company expects this trend to continue at least through the balance of 2009.

On March 9, 2009, the Company acquired selected assets of the Hillsdale, Michigan, operations of Foamade Industries, Inc. (“Foamade”), a business specializing in the fabrication of technical urethane foams for a myriad of industries.  The Company transitioned the acquired assets to its Grand Rapids, Michigan, plant.

On July 7, 2009, the Company acquired substantially all of the assets of E.N. Murray Co. (“ENM”), a Denver, Colorado-based foam fabricator.  ENM specializes in the fabrication of technical urethane foams, primarily for the medical industry.  Like S&L, this acquisition brings to the Company further access and expertise in fabricating technical urethane foams and a seasoned management team.

On August 24, 2009, the Company acquired selected assets of Advanced Materials, Inc. (“AMI”), a wholly-owned subsidiary of Advanced Materials Group, Inc.  Located in Rancho Dominguez, California, AMI specialized in the fabrication of technical urethane foams, primarily for the medical industry.

On October 29, 2009, the Company’s largest customer, Recticel Interiors North America, filed for bankruptcy protection pursuant to Chapter 11 of the bankruptcy code.  The Company has credit insurance and has filed a claim to recover a substantial portion of its receivable balance, should it be deemed uncollectable.  The Company is assessing the impact of the bankruptcy filing on its future operations, but does not currently believe it will materially impact its automotive business going forward.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Sales

Sales for the three-month period ended September 30, 2009, were $27.6 million or slightly higher than sales of $27.5 million for the same period in 2008.  Sales for the nine-month period ended

September 30, 2009, were $70.2 million or 16.4% below sales of $84.0 million for the same period in 2008.  Had the Company not purchased selected assets from Foamade, ENM, and AMI, the sales decline for the three- and nine-month periods ended September 30, 2009, would have been 15.8% and 23.3%, respectively.  When excluding sales generated from newly acquired companies, the decline in sales for both periods is due largely to a decline in sales of interior trim parts to the automotive industry (Component Products segment), as well as a general softening in demand for packaging parts (Engineered Packaging segment).  Sales of automotive trim parts declined by $1.4 million and $9.5 million during the three- and nine-month periods ended September 30, 2009, respectively, in comparison to the same two periods in 2008.

Gross Profit

Gross profit as a percentage of sales (gross margin) was 27.0% and 25.3% for the three- and nine-month periods ended September 30, 2009, respectively, compared to 26.9% and 26.1% in the same three- and nine-month periods of 2008.  The decline in year-to-date gross margin is primarily due to the fixed cost portion of cost of sales measured against lower sales (both business segments), partially offset by efficiencies gained from the consolidation of the Company’s Michigan facilities.

Selling, General and Administrative Expenses

Selling, General, and Administrative expenses (“SG&A”) increased 2.7% to $5.1 million for the three-month period ended September 30, 2009, from $4.9 million in the same period of 2008.  SG&A declined 6.5% to $13.9 million for the nine-month period ended September 30, 2009, from $14.8 million in the same period of 2008.  As a percentage of sales SG&A increased to 18.4% for the three-month period ended September 30, 2009, from 17.9% in the same period of 2008.  As a percentage of sales SG&A increased to 19.8% for the nine-month period ended September 30, 2009, from 17.7% in the same period of 2008.

The increase in SG&A for the three-month period ended September 30, 2009, is primarily due to SG&A from newly acquired companies of approximately $535,000 (Component Products segment), partially offset by reduced administrative variable compensation of approximately $150,000 (both business segments).  The decline in SG&A for the nine-month period ended September 30, 2009, is primarily due to reduced administrative variable compensation of approximately $760,000 (both business segments) and reduced selling expenses of approximately $200,000 (due largely to the reduction in sales—both business segments), partially offset by SG&A associated with newly acquired companies of approximately $535,000 (Component Products segment).

Other Expenses

The Company recorded acquisition-related gains of approximately $759,000 and $840,000 for the three- and nine-month periods ended September 30, 2009, respectively.  The acquisitions of Foamade, ENM, and AMI, all resulted in bargain purchase gains as the consideration paid was less than the fair market value of the net assets acquired.  The Company believes the net assets were acquired at a bargain purchase due to the overall weak economy.

Net interest expense declined for the three- and nine-month periods ended September 30, 2009, to approximately $53,000 and $189,000, respectively, from $72,000 and $270,000, respectively, in the same 2008 periods.  This decline is primarily due to lower average borrowings and interest earned on an increased cash position.

The Company recorded a tax expense of approximately 33.0% and 38.0% of income before income tax expense for the nine-month periods ended September 30, 2009, and 2008, respectively.  The current period effective tax rate is lower than the 2008 effective tax rate, primarily due to the permanent difference in the nature of the gains recorded on the acquisitions during 2009.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash, bank credit facilities, and long-term capital leases.

At September 30, 2009, and December 31, 2008, the Company’s working capital was approximately $24.5 million and $18.7 million, respectively.

The increase in working capital for the nine-month period ended September 30, 2009, is primarily due to increased cash of approximately $5.2 million, an increase of accounts receivable of approximately $1.1 million (due to strong September sales), and a pay-down of short-term debt of approximately $800,000, partially offset by an increase in accounts payable of approximately $1.5 million.

Net cash provided by operations for the nine-month periods ended September 30, 2009, and 2008, was approximately $6.9 million and $4.3 million, respectively.  The increase in cash provided by operations was primarily attributable to 2009 reductions in inventories of approximately $1.4 million, compared to an increase in inventories of approximately $1.6 million in 2008.  This change reflects the Company’s objective to lower inventory levels.  These increases were partially offset by lower net income of approximately $946,000.

Cash used in investing activities during the nine-month period ended September 30, 2009, was approximately $3.7 million, which was primarily the result of normal additions of manufacturing machinery and equipment of approximately $1.2 million and the acquisition of selected assets of Foamade, ENM, and AMI, of approximately $2.4 million.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the option of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant with which it was in compliance at September 30, 2009.  The Company’s $17 million revolving credit facility expires November 30, 2013; the term loans are all due on January 29, 2016.

As a result of the consolidation of UDT, a mortgage note dated May 22, 2007, collateralized by the Florida facility, is included within long-term debt in the condensed consolidated financial statements.  The note had an original principal balance of $786,000 and calls for 180 monthly payments of $7,147.  The interest rate is fixed at approximately 7.2%.

The Company has no significant capital commitments in 2009, but plans on adding capacity to enhance operating efficiencies in its manufacturing plants.  The Company may consider additional acquisitions of companies, technologies, or products in 2009 that are complementary to its business.  The Company believes that its existing resources, including its revolving credit facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through at least the end of 2009.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

Commitments, Contractual Obligations, and Off-balance Sheet Arrangements

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at September 30, 2009, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Funds due in	Operating Leases	Grand Rapids Mortgage	Equipment Loan	Term Loans	Georgetown Mortgage	UDT Mortgage	Debt Interest	Supplemental Retirement Plan	Total
2009	$496,566	$50,000	$1,342	$72,090	$23,075	$9,593	$50,009	$30,309	$732,984
2010	1,946,419	200,000	5,522	288,360	92,300	36,414	379,688	96,250	3,044,953
2011	1,338,139	200,000	35,096	288,360	92,300	39,120	463,699	75,000	2,531,714
2012	1,180,901	200,000	—	288,360	92,300	42,025	424,621	75,000	2,303,207
2013 & after	1,365,105	3,233,333	—	913,144	1,492,183	585,604	1,073,993	245,833	8,909,195
	$6,327,130	$3,883,333	$41,960	$1,850,314	$1,792,158	$712,756	$2,392,010	$522,392	$17,522,053

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the period ended September 30, 2009, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At September 30, 2009, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

ITEM 4:                                         CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(c) or 15d-15(c)).  Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

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

ITEM 6:                                         EXHIBITS

The following exhibits are included herein:

10.53	Lease agreement dated July 29, 2009, between ProLogis and UFP Technologies, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

November 12, 2009	By:	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

November 12, 2009	By:	/s/ Ronald J. Lataille
Date	Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.53	Lease agreement dated July 29, 2009, between ProLogis and UFP Technologies, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.