Form 10-K
period 2009-12-31
UFP TECHNOLOGIES INC
filed 2010-03-30
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16,673,553, based on the closing price of $4.17 on that date as reported on the Nasdaq Capital Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 10, 2010, there were 6,085,821 shares of common stock, $0.01 par value per share, of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders.	Part III

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

Examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company’s customers, (ii) actions by the Company’s competitors and the ability of the Company to respond to such actions, (iii) the ability of UFP Technologies, Inc. (the “Company” or “UFPT”) to obtain new customers, and (iv) the ability of the Company to execute and integrate favorable acquisitions.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  The Company’s forward-looking statements set forth in this report represent estimates and assumptions only as of the date that they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

The Company designs and manufactures engineered packaging solutions utilizing molded and fabricated foams, vacuum-formed plastics, and molded fiber. The Company also designs and manufactures engineered component products using laminating, molding, and fabricating technologies. The Company serves a myriad of manufacturing sectors, but specifically targets opportunities in the medical and scientific, automotive, aerospace and defense, computer and electronics, industrial, and consumer markets.

The Company’s high-performance packaging solutions are made primarily from polyethylene and polyurethane foams, and a wide range of sheet plastics. These solutions are custom designed and fabricated or molded to provide protection for fragile and valuable items, and are sold primarily to original equipment and component manufacturers. Molded fiber products are made primarily from 100% recycled paper principally derived from waste newspaper. These products are custom designed, engineered and molded into shapes for packaging high volume consumer goods, including computer components, light electronics, candles, and health and beauty products.

In addition to packaging solutions, the Company fabricates and molds component products made from cross-linked polyethylene foams, reticulated polyurethane foams, and other specialty materials. The Company also laminates fabrics and other materials to cross-linked polyethylene foams, polyurethane foams and other substrates.  The Company’s component products include automotive interior trim, athletic padding, industrial safety belts, medical device components, air filtration, high-temperature insulation, abrasive nail files and other beauty aids, anti-fatigue mats, and shock absorbing inserts used in athletic and leisure footwear.

Unless the context otherwise requires, the term “Company” or “UFPT” refers to UFP Technologies, Inc. and its wholly-owned subsidiaries, Moulded Fibre Technology, Inc. (“MFT”), Simco Technologies, Inc. and Simco Automotive Trim, Inc. (collectively “Simco”) and Stephenson & Lawyer, Inc. (“S&L”), as well as Patterson Properties Corporation, S&L’s wholly-owned subsidiary, and United Development Company Limited (“UDT”), of which the Company owns 26.32%.

Wine Packs®, T-Tubes®, and Pro-Sticks® are our U.S. registered trademarks.  Each trademark, trade name, or service mark of any other company appearing in this report belongs to its respective holder.

Market Overview

Packaging

The interior cushion packaging market is characterized by three primary sectors: (1) custom fabricated or molded products for low volume, high fragility products; (2) molded or die-cut products for high volume, industrial and consumer goods; and (3) loose fill and commodity packaging materials for products that do not require custom-designed packaging. Packaging solutions are used to contain, display, and/or protect their contents during shipment, handling, storage, marketing, and use. The Company serves both the low volume, high fragility market and the high volume industrial and consumer market with a range of materials and manufacturing capabilities, but does not materially serve the commodity packaging market.

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

Reticulated polyurethane foam is a versatile material typically used to make component products that involve filtration, liquid absorption, noise control, wiping, and padding. These foams feature high tensile, elongation, and tear characteristics; they are used extensively in the medical industry as they are easy to clean, impervious to microbial organisms, and can be made with fungicidal and bactericidal additives for added safety.

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

In order to provide packaging that complies with all regulations regardless of a product’s destination, manufacturers seek packaging materials that meet both environmentally related demands and performance specifications. Some packaging manufacturers have responded by reducing product volume and ultimate waste product disposal through reengineering traditional packaging solutions; adopting new manufacturing processes; participating in recovery and reuse systems for resilient materials that are inherently reusable; creating programs to recycle packaging following its useful life; and developing materials that use a high percentage of recycled content in their manufacture.  Wherever feasible, the Company employs one or more of these techniques to create environmentally responsible packaging solutions.

Products

The Company’s products include foam, plastic, and fiber packaging solutions, and component products.

Packaging Solutions

The Company designs, manufactures, and markets a broad range of packaging solutions primarily using polyethylene, polyurethane, and cross-linked polyethylene foams, and rigid plastics. These solutions are custom-designed and fabricated or molded to provide protection for less durable, higher value items, and are primarily sold to original equipment and component manufacturers. Examples of the Company’s packaging solutions include end-cap packs for computers, corner blocks for telecommunications consoles, anti-static foam packs for printed circuit boards, die-cut or routed inserts for cases, molded foam enclosures for orthopedic products, and plastic trays for medical devices and components. Markets for these products are typically characterized by lower to moderate volumes where performance, such as shock absorbency and vibration damping, is valued.

The Company’s engineering personnel collaborate directly with customers to study and evaluate specific customer requirements. Based on the results of this evaluation, packaging solutions are engineered to customer specifications using various types and densities of materials with the goal of providing the desired protection for the lowest cost and with the lowest physical package volume. The Company believes that its engineering expertise, breadth of material offerings, and manufacturing capabilities have enabled it to provide unique solutions to achieve these goals.

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

Component Products

The Company specializes in engineered products that use the Company’s close tolerance manufacturing capabilities, its expertise in various foam materials and lamination techniques, and the Company’s ability to manufacture in clean room environments. The Company’s component products are sold primarily to customers in the automotive, sporting goods, medical, beauty, leisure, and footwear industries. These products include automotive interior trim, athletic and industrial safety belts, components for medical equipment and devices, cosmetic applicators, air conditioner filters, abrasive nail files and other beauty aids, anti-fatigue mats, and shock absorbing inserts used in athletic and leisure footwear.

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

The Company has developed a variety of standard products that are branded and, in some cases, trademarked and patented.  These products include Wine Packs (wine shipping solutions made from molded fiber); T-Tubes (tube and pipe insulation for clean room environments); BioShell (pharmaceutical bag protection system); and Pro-Sticks (sanitary solution for nail care services).

Marketing and Sales

The Company goes to market through three major brands: United Foam, Simco Automotive, and Molded Fiber.  Each brand represents specific materials, capabilities, and services the Company offers.  The Company markets its brands through websites, online advertising and directories, press releases, and trade shows and expositions.

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

The top customer in the Company’s Component Products segment, Recticel Interiors North America, comprised 13.0% of that segment’s total sales and 8.0% of the Company’s total sales for the year ended December 31, 2009.  The top customer in the Packaging segment, Stephen Gould Corporation, comprised 10.6% of that segment’s total sales and 4.1% of the Company’s total sales for the year ended December 31, 2009.  The loss of either Recticel or Stephen Gould Corp. as a customer could have a material adverse effect on the Company.

Manufacturing

The Company’s manufacturing operations consist primarily of cutting, molding, vacuum forming, laminating, and assembling. For custom molded foam products, the Company’s skilled engineering personnel analyze specific customer requirements to design and build prototype products to determine product functionality. Upon customer approval, prototypes are converted to final designs for commercial production runs.

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

The Company has four U.S. patents relating to its molded fiber technology (including certain proprietary machine designs), and has patents with respect to such technology in certain foreign countries. The Company also has a total of fourteen U.S. patents relating to technologies including foam and packaging, rubber mat, patterned nail file, and superforming process technologies.  There can be no assurance that any patent or patent application of the Company will provide significant protection for the Company’s products and technology, or will not be challenged or circumvented by others.  The expiration dates for the Company’s US patents range from 2010 through 2023.

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

Backlog

The Company’s backlog, as of February 15, 2010, and February 16, 2009, totaled approximately $10.1 million and $8.5 million, respectively, for the Packaging segment, and $15.5 million and $14.5 million, respectively, for the Component Products segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty.  The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period.

Employees

As of January 31, 2010, the Company had a total of 603 full-time employees (as compared to 586 full-time employees as of January 31, 2009), with 359 full-time employees in the Component Products segment (30 in engineering, 268 in manufacturing operations, 28 in marketing, sales and support services, and 33 in general and administration) and 244 full-time employees in the Packaging segment (32 in engineering, 176 in manufacturing, 17 in marketing, sales and support services, and 19 in general and administration).  The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

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

A limited number of customers typically represent a significant percentage of our revenues in any given year.  Our top ten customers represent approximately 32.1% and 40.0% of our total revenues in 2009 and 2008, respectively.  A single automotive program accounted for approximately 13.0% and 31.0%, respectively, of our Component Products segment sales and approximately 8.0% and 18.0% of our total sales in 2009 and 2008, respectively.  The program is scheduled to phase out beginning in 2011.  It is uncertain at this time whether the phase-out will occur according to this schedule.  It is also uncertain whether the next generation of automobiles in this program will require the same design of parts and, if so, whether we will be selected as the supplier.  We expect sales from this program to decline over the next two years.  Our revenues are directly dependent on the ability of our customers to develop, market, and sell their products in a timely, cost-effective manner.  The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and financial results.  Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer.

We may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause us to not realize anticipated benefits.

Our business strategy includes the potential acquisition of businesses and entering into joint ventures and other business combinations that we expect will complement and expand our business.  For example, during 2009 we acquired selected assets of Foamade Industries, Inc., E.N. Murray Co., and Advanced Materials, Inc., and during 2008 we acquired Stephenson & Lawyer, Inc., as discussed in Note 19 of the “Notes to Consolidated Financial Statements.”  We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. Our identification of suitable acquisition candidates and joint venture opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing future acquisitions or joint ventures, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions or joint ventures that we complete. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Our failure to identify suitable acquisition or joint venture opportunities may restrict our ability to grow our business.

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

Based on information made available to us, we believe that our executive officers, directors and their affiliates collectively owned approximately 19% of our outstanding shares of common stock as of March 10, 2010.  As a result, those stockholders may, if acting together, control or exert substantial influence over actions requiring stockholders’ approval, including elections of our directors, amendments to our certificate of incorporation, mergers, sales of assets or other business acquisitions or dispositions.

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

ITEM 2.                  PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts(1)	57,600	(owned by the Company)	Headquarters, fabrication, molding, test lab, clean room, and engineering for Component Products segment
Haverhill, Massachusetts	48,772	02/28/2013	Flame lamination for the Component Products segment
Atlanta, Georgia	47,000	04/30/2011	Fabrication and engineering for the Component Products segment
Ventura, California	48,300	month-to-month	Fabrication and engineering for the Component Products segment
Grand Rapids, Michigan(1)	255,260	(owned by the Company)	Fabrication and engineering for the Component Products segment
Rancho Dominguez, California	56,000	11/14/2010	Fabrication and engineering for the Component Products segment
Denver, Colorado	18,270	07/07/2011	Fabrication and engineering for the Component Products segment
Denver, Colorado	28,383	07/07/2011	Fabrication and engineering for the Component Products segment
Raritan, New Jersey	67,125	02/28/2013	Fabrication, molding, test lab, clean-room, and engineering for the Packaging segment
Kissimmee, Florida(2)	49,400	12/31/2011	Fabrication, molding, test lab, and engineering for the Packaging segment
El Paso, Texas	40,000	06/30/2010	Warehousing and fabrication for the Packaging segment
Decatur, Alabama(2)	47,250	12/31/2011	Fabrication and engineering for the Packaging segment
Decatur, Alabama	14,000	month-to-month	Warehousing and fabrication for the Packaging segment
Glendale Heights, Illinois	78,913	07/31/2014	Fabricating and engineering for the Packaging segment
Clinton, Iowa	60,000	12/31/2014	Molded fiber operations for the Packaging segment
Clinton, Iowa	62,000	02/28/2015	Molded fiber operations for the Packaging segment

(1)    Subject to mortgage (see Note 9 to the Consolidated Financial Statements).

(2)    United Development Company Limited, a Florida limited partnership and an affiliate of the Company and certain officers, directors and stockholders of the Company, is the lessor of these properties.  United Development Company Limited was consolidated into the Company’s financial statements in 2003 (see Note 8 to the Consolidated Financial Statements).

ITEM 3.                  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

From July 8, 1996, until April 18, 2001, the Company’s common stock was listed on the NASDAQ National Market under the symbol “UFPT.”  Since April 19, 2001, the Company’s common stock has been listed on the NASDAQ Capital Market.  The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2008, to December 31, 2009:

Fiscal Year Ended December 31, 2008	High	Low
First Quarter	$8.20	$5.20
Second Quarter	14.63	7.36
Third Quarter	12.18	6.71
Fourth Quarter	7.09	3.92

Fiscal Year Ended December 31, 2009	High	Low
First Quarter	$6.10	$3.47
Second Quarter	5.20	4.03
Third Quarter	6.46	4.09
Fourth Quarter	7.10	5.91

Number of Stockholders

As of February 16, 2010, there were 84 holders of record of the Company’s common stock.

Due to the fact that many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2008 or 2009.  The Company presently intends to retain all of its earnings to provide funds for the operation of its business, although it would consider paying cash dividends in the future.  The Company’s ability to pay dividends is subject to approval by its principal lending institution.

Stock Plans

The Company maintains two active stock option plans to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, non-employee directors, and advisors.  The 1993 Employee Stock Option Plan provides for the issuance of up to 1,550,000 shares of the Company’s common stock.  The 2009 Non-Employee Director Stock Incentive Plan provides for the issuance of up to 975,000 shares of the Company’s common stock to non-employee directors.  Additional details of these plans are discussed in Note 13 to the consolidated financial statements.

The Company also maintains the 2003 Incentive Plan, which provides the Company with the ability to offer equity-based incentives to present and future executives and other employees who are in a position to contribute to the long-term success and growth of the Company.

Each of these plans and their amendments has been approved by the Company’s stockholders.

Summary plan information as of December 31, 2009, is as follows:

	Number of shares of UFPT common stock to be issued (1)	Weighted average exercise price of outstanding options	Number of shares of UFPT common stock remaining available for future issuance
1993 Employee Plan	605,000	$2.33	312,293
1998 Director Plan	391,609	4.12	282,089
Total Option Plans	996,609	$3.03	594,382

2003 Incentive Plan	276,124	—	297,918
Total All Stock Plans	1,272,733	—	892,300

(1)  Will be issued upon exercise of outstanding options or vesting of stock unit awards.

ITEM 6.                  SELECTED FINANCIAL DATA

The following selected financial data for the five years ended December 31, 2009, is derived from the audited consolidated financial statements of the Company.  The data should be read in conjunction with the consolidated financial statements and the related notes included in this report, and in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Consolidated Financial Data:

	Years Ended December 31
	(in thousands, except per share data)
Consolidated statement of operations data(1)	2009	2008		2007	2006	2005
Net sales	$99,231	110,032		93,595	93,749	83,962
Gross profit	26,719	28,563		22,810	19,237	14,601
Operating income	8,180	8,425	(2)	7,247	5,054	2,171
Net income attributable to UFP Technologies, Inc.	5,929	5,116		4,159	2,515	659
Diluted earnings per share	0.94	0.82		0.71	0.45	0.14
Weighted average number of diluted shares outstanding	6,294	6,263		5,861	5,571	5,261

	As of December 31
	(in thousands)
Consolidated balance sheet data	2009	2008	2007	2006	2005
Working capital	$27,702	18,688	14,952	8,236	3,321
Total assets	59,452	48,723	45,553	39,037	44,000
Short-term debt and capital lease obligations	623	1,419	1,419	1,767	9,716
Long-term debt and capital lease obligations, excluding current portion	7,502	4,852	6,271	6,921	7,650
Total liabilities	20,446	16,832	20,726	19,796	28,605
Stockholders’ equity	39,005	31,890	24,827	19,241	15,395

(1)          See Note 21 to the consolidated financial statements for segment information.

(2)          Amount includes restructuring charges of $1.3 million.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “plan,” “estimate,” and other expressions, which are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements.

Examples of these risks, uncertainties, and other factors include, without limitation, the following: (i) economic conditions that affect sales of the products of the Company’s customers; (ii) actions by the Company’s competitors and the ability of the Company to respond to such actions; (iii) the ability of the Company to obtain new customers; and (iv) the ability of the Company to execute and integrate favorable acquisitions.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s consolidated statements of operations:

	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.1%	74.0%	75.6%
Gross profit	26.9%	26.0%	24.4%
Selling, general, and administrative expenses	18.7%	17.1%	16.7%
Restructuring charge	0.0%	1.2%	0.0%
Operating income	8.2%	7.7%	7.7%
Total other expenses (income), net	-0.7%	0.3%	0.5%
Income before taxes	8.9%	7.4%	7.2%
Income tax expense	2.9%	2.8%	2.8%
Net income attributable to UFP Technologies, Inc.	6.0%	4.6%	4.4%

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

On July 7, 2009, the Company acquired substantially all of the assets of E.N. Murray Co. (“ENM”), a Denver, Colorado-based foam fabricator.  ENM specialized in the fabrication of technical urethane foams, primarily for the medical industry.  This acquisition brings to the Company further access and expertise in fabricating technical urethane foams and a seasoned management team.

On August 24, 2009, the Company acquired selected assets of Advanced Materials, Inc. (“AMI”), a wholly-owned subsidiary of Advanced Materials Group, Inc.  Located in Rancho Dominguez, California, AMI specialized in the fabrication of technical urethane foams, primarily for the medical industry.

On October 29, 2009, the Company’s largest customer, Recticel Interiors North America, filed for bankruptcy protection pursuant to Chapter 11 of the bankruptcy code.  Sales to Recticel for the fiscal years ended December 31, 2009, 2008, and 2007 were $8.0 million, $13.8 million, and $16.5 million, respectively.  On October 29, 2009, the Company was owed $897,445 from Recticel, all of which was within contractual payment terms.  The Company had not recorded a specific reserve against this receivable in its December 31, 2009, financial statements, as on December 31, 2009, the Company believed that full collection was probable.  The entire $897,445 was paid on March 8, 2010.  The Company also expects that the bankruptcy filing will have no impact on future orders from Recticel, and that program volumes will fluctuate based upon consumer demand for the program vehicles.

The Company experienced significantly lower sales in the first half of fiscal 2009, largely due to the weak economy and materially reduced demand for cars in North America.  However, sales improved in the third and fourth quarters as many of the Company’s customers increased forecasts (both business segments).  Although sales for the fiscal year were down, the Company reported record earnings largely due to gains recorded from acquisitions, and the impact on gross margins and selling, general, and administrative expenses of cost-control efforts.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

2009 Compared to 2008

Net sales decreased 9.8% to $99.2 million in the year ended December 31, 2009, from $110.0 million in the same period of 2008.  Without sales from its newly acquired Foamade, E.N. Murray Co., and AMI operations (all within the Component Products segment), sales would have declined 19.5% for the year ended December 31, 2009.  Sales in the Component Products segment (including those from the newly acquired operations) increased slightly to $61.0 million in 2009, from $60.8 million in 2008.  Without sales from the newly acquired operations, Component Product sales would have declined 17.3% to $50.4 million for the year ended December 31, 2009.  This decrease in sales is primarily due to a decrease in sales to the automotive industry of approximately $9.6 million.  Sales in the Packaging segment decreased 22.2% to $38.2 million for the year ended December 31, 2009, from $49.2 million in the same period of 2008.  The decrease in sales is largely due to a decrease in sales of $3.9 million to a key electronics customer and overall reduced demand for packaging because of the impact of the poor economy on demand for our customers’ products, partially offset by an increase in demand for environmentally friendly molded fiber packaging of approximately $700,000.

Gross profit as a percentage of sales (“Gross Margin”) increased to 26.9% in 2009 from 26.0% in 2008.  The improvement in gross margin is primarily attributable to Companywide manufacturing efficiency and cost-cutting initiatives, as well as a favorable shift in product mix (lower auto sales); material cost as a percentage of sales is down 1.2%, partially offset by higher overhead as a percentage of sales due to the fixed-cost components of overhead measured against lower sales.

Selling, General, and Administrative Expenses (“SG&A”) decreased 1.5% to $18.5 million for the year ended December 31, 2009, from $18.8 million in 2008.  As a percentage of sales, SG&A was 18.7% and 17.1% in the years ended December 31, 2009, and 2008, respectively.  The decline in SG&A for the year ended December 31, 2009, is primarily due to reduced administrative variable compensation of approximately $900,000 (both business segments) and reduced SG&A associated with the consolidation of the Company’s two Michigan facilities of approximately $550,000 (Component Products segment), partially offset by SG&A associated with newly acquired companies of approximately $1.3 million (Component Products segment).  The increase in SG&A as a percentage of sales is primarily a result of the fixed-cost components of SG&A being measured against lower sales.

The Company recorded a restructuring charge of approximately $1.3 million during the year ended December 31, 2008, associated with the consolidation of its Macomb Township, Michigan, automotive operations into its newly acquired plant in Grand Rapids, Michigan.  The $1.3 million charge was for the costs associated with vacating the Macomb Township premises, severance, relocation, and stay-bonuses for its employees, equipment moving and hook-up costs, and training and other start-up costs.  As of December 31, 2008, the move was completed and all significant costs had been incurred.  The Company believes that cost savings exceeded $1.4 million as a result of the consolidation for the fiscal year ended December 31, 2009.

The Company recorded acquisition-related gains of approximately $840,000 for the year ended December 31, 2009.  The acquisitions of Foamade, ENM, and AMI all resulted in bargain purchase gains as the consideration paid was less than the fair market value of the net assets acquired.  The Company believes the net assets were acquired at a bargain purchase due to the overall weak economy.

Interest expense decreased to approximately $233,000 for the year ended December 31, 2009, from $334,000 in 2008.  The decrease in interest expense is primarily attributable to lower average interest rates.

The Company recorded income tax expense as a percentage of pre-tax income of 32.0% and 36.9% for the years ended December 31, 2009, and 2008, respectively.  The primary reason for the decrease in income tax expense as a percentage of pre-tax income is due to the non-taxable gains recorded on the acquisitions of Foamade, ENM, and AMI.  The Company has deferred tax assets on its books associated with net operating losses generated in previous years.  The Company has considered both positive and negative available evidence in its determination that the deferred tax assets will be realized, and has not recorded a tax valuation allowance at December 31, 2009.  The Company will continue to assess the realizability of deferred tax assets created by recording tax benefits on operating losses and, when appropriate, will record a valuation allowance against these assets.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

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

Selling, General, and Administrative Expenses (“SG&A”) increased 20.9% to $18.8 million for the year ended December 31, 2008, from $15.6 million in 2007.  As a percentage of sales, SG&A was 17.1% and 16.7% in the years ended December 31, 2008, and 2007, respectively.  The increase in SG&A spending is primarily attributable to increased SG&A from the newly acquired plant in Grand Rapids of approximately $2.2 million (Component Products segment) as well as increased equity-based compensation of approximately $600,000 (Component Products and Packaging segments).

The Company recorded a restructuring charge of approximately $1.3 million during the year ended December 31, 2008, associated with the consolidation of its Macomb Township, Michigan, automotive operations into its newly acquired plant in Grand Rapids, Michigan.  The $1.3 million charge is for the costs associated with vacating the Macomb Township premises, severance, relocation, and stay-bonuses for its employees, equipment moving and hook-up costs, and training and other start-up costs.  As of December 31, 2008, the move was completed and all significant costs had been incurred.

Interest expense decreased to approximately $334,000 for the year ended December 31, 2008, from $479,000 in 2007.  The decrease in interest expense is primarily attributable to lower average borrowings.

The Company recorded income tax expense as a percentage of pre-tax income of 36.9% and 38.3% for the years ended December 31, 2008, and 2007, respectively.  The Company has deferred tax assets on its books associated with net operating losses generated in previous years.  The Company has considered both positive and negative available evidence in its determination that the deferred tax assets will be realized, and has not recorded a tax valuation allowance at December 31, 2008.  The Company will continue to assess the realizability of deferred tax assets created by recording tax benefits on operating losses and, when appropriate, will record a valuation allowance against these assets.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

As of December 31, 2009, and 2008, working capital was approximately $27,702,000 and $18,688,000, respectively.  The increase in working capital is primarily attributable to an increase in cash of approximately $8.3 million due to cash generated from operations and an increase in accounts receivable of approximately $1.5 million due mostly to strong December 2009 sales partially offset by an increase in accounts payable of approximately $970,000 due to the timing of year-end cash disbursements.  Cash provided from operations was approximately $10.7 million and $6.7 million in 2009 and 2008, respectively.  The primary reason for the increase in cash generated from operations in 2009 is an increase in profits of approximately $821,000, a decrease in inventory, net of amounts acquired in business combinations, of approximately $1.9 million during the fiscal year ended December 31, 2009, compared to an increase in inventory of approximately $435,000 during fiscal 2008 (due to inventory management efforts), an increase in accounts payable, net of amounts acquired in business combinations, of approximately $393,000 for the year ended December 31, 2009, compared to a decrease in accounts payable of approximately $2.8 million for the year ended December 31, 2008 (difference in the timing of check runs at the end of the respective years), partially offset by an increase in accounts receivable, net of accounts receivable acquired in business combinations, of approximately $342,000 for the year ended December 31, 2009, compared to a decrease in accounts receivable of approximately $777,000 for the year ended December 31, 2008 (due mostly to strong December 2009 sales).  Net cash used in investing activities in 2009 was approximately $4.3 million and was used primarily for the acquisitions of the selected assets of Foamade Industries, Inc, E.N. Murray Co., and Advanced Materials Group of approximately $2.4 million (net of cash acquired) and the acquisition of new manufacturing equipment of approximately $1.9 million.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility is comprised of: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  As of December 31, 2009, the Company had availability of approximately $14.4 million based upon collateral levels in place as of that date.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant.  The Company’s $17 million revolving credit facility matures November 30, 2013; the term loans are all due on January 29, 2016.  At December 31, 2009, the interest rate on these facilities was 1.26%.

UDT has a mortgage note collateralized by the Florida facility, dated May 22, 2007.  The note had an original principal balance of $786,000 and calls for 180 monthly payments of $7,147.  The interest rate is fixed at approximately 7.2%.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

The following table summarizes the Company’s contractual obligations at December 31, 2009:

Payments due in:	Operating Leases	Grand Rapids Mortgage	Equipment Loans	Term Loans	Massa- chusetts Mortgage	UDT Mortgage	Debt Interest	Supple- mental Retirement	Total
2010	$1,803,371	$200,000	$5,755	$288,360	$92,300	$36,592	$217,456	$96,250	$2,740,084
2011	1,338,139	200,000	35,095	288,360	92,300	39,120	209,361	75,000	$2,277,375
2012	1,180,901	200,000	—	288,360	92,300	42,025	192,197	75,000	$2,070,783
2013	779,534	200,000	—	288,360	92,300	45,147	174,265	75,000	$1,654,606
2014 and thereafter	588,853	3,033,332	—	624,784	1,399,883	540,457	624,918	170,833	$6,983,060
	$5,690,798	$3,833,332	$40,850	$1,778,224	$1,769,083	$703,341	$1,418,197	$492,083	$15,725,908

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the year ended December 31, 2009, it cannot guarantee that its operations will generate cash in future periods.

The Company does not believe that inflation has had a material impact on its results of operations in the last three years.

The Company had no off-balance sheet arrangements in 2009.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.  The Company believes the following critical accounting policies necessitated that significant judgments and estimates be used in the preparation of its consolidated financial statements.

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

Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired.  Impairment testing for goodwill is done at a reporting unit level.  Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics.  The Company’s reporting units include its Component Products segment, Packaging segment (excluding its Molded Fiber operation), and its Molded Fiber operation.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company completed its annual goodwill impairment test as of December 31, 2009.  Fair values of the reporting units were determined using a combination of several valuation methodologies, including income and market approaches, which include the use of Level 1 and Level 3 inputs (see Note 19 to the Consolidated Financial Statements).  The fair values of reporting units that have goodwill balances were estimated to be more than 100% greater than their respective carrying values and, therefore, it was determined that no goodwill was impaired.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  These allowances for doubtful accounts are determined by reviewing specific accounts that the Company has deemed are at risk of being uncollectible and other credit risks associated with groups of customers.  If the financial condition of the Company’s customers were to deteriorate or economic conditions were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required with a resulting charge to results of operations.

Inventories

The Company provides reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.  The Company fully reserves for inventories deemed obsolete.  The Company performs periodic reviews of all inventory items to identify excess inventories on hand by comparing on-hand balances to anticipated usage using recent historical activity, as well as anticipated or forecasted demand, based upon sales and marketing inputs through its planning systems.  If estimates of demand diminish or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required with a resulting charge to operations.

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

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At December 31, 2009, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has four debt instruments where interest is based upon either the Prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes; however, the Company believes that the market risk of the debt is minimal.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 15, in this Report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).

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

(b)         The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

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

II-4.03**

10.01	Agreement between the Company and William H. Shaw.	A-10.08*, **

10.02	Agreement and Severance Agreement between the Company and Richard L. Bailly.	A-10.09*, **

10.03	Employee Stock Purchase Plan.	A-10.18**

10.04	1993 Combined Stock Option Plan, as amended.	I-10.19*, **

10.05	1993 Non-employee Director Stock Option Plan.	J-4.5**

10.06	Facility Lease between the Company and Raritan Associates.	A-10.22**

10.07	Facility Lease between the Company and Dana Evans d/b/a Evans Enterprises.	A-10.27**

10.08	Form of Indemnification Agreement for directors and officers of the Company.	A-10.30**

10.09	Facility Lease between the Company and Clinton Area Development Corporation.	K-10.37**

10.10	Employment Agreement with R. Jeffrey Bailly dated April 4, 1995.	L-10.37*, **

10.11	Amended 1998 Employee Stock Purchase Plan.	M**

10.12	Facility Lease between the Company and Quadrate Development, LLC	N-10.43**

10.13	Amended 1998 Director Stock Option Incentive Plan, as amended	M, DD*, **

10.14	Amended Facility Lease between the Company and United Development Company Limited.	O-10.27**

10.15	Amended Facility Lease between the Company and United Development Company Limited.	O-10.28**

10.16	Amended Facility Lease between the Company and Ward Hill Realty Associates, LLC, successors in interest to Evans Enterprises of South Beach	P-10.30**

10.17	Credit and Security Agreement between the Company and Fleet Capital Corporation	Q-10.31**

10.18	Facility Lease between Simco Automotive Trim, Inc. and Insite Atlanta, LLC	R-10.31**

10.19	Amended Credit and Security Agreement between the Company and Fleet Capital Corporation.	S-10.33**

10.20	Facility lease between the Company and Clinton Base Company LLC	G-10.34**

10.21	Second Amendment to the Credit Agreement between the Company and Fleet Capital Corporation	T-10.35**

10.22	Third Amendment to the Credit and Security Agreement between the Company and Bank of America	U-10.37**

10.23	1998 Employee Stock Purchase Plan as amended	V-10.38**

10.24	Form of Stock Unit Award Agreement	W-10.40*,**

10.25	Executive Non-qualified Excess Plan	X-10.41*,**

10.26	UFP Technologies, Inc. 2003 Incentive Plan, as amended	Y-10.26, EE*,**

10.27	Promissory note of United Development Company Limited in favor of Bank of America, N.A. dated May 22, 2007	Y-10.27

10.28	Employment Agreement with R. Jeffrey Bailly dated October 8, 2007	Z-10.28*,**

10.29	Agreement and Plan of Merger dated as of January 14, 2008, among UFP Technologies, Inc., S&L Acquisition Corp., and Stephenson & Lawyer, Inc.	AA-10.29**

10.30	Form of 2008 Stock Unit Award Agreement	CC-10.30*,**

10.42	Amended facility lease between the Company and Rothbart Realty Co.	CC-10.42**

10.43	Amended facility lease between the Company and Rothbart Realty Co.	CC-10.43**

10.44	Amended facility lease between the Company and Quadrate Development, LLC	CC-10.44**

10.45	Amended facility lease between the Company and Kessler Industries, Inc.	CC-10.45**

10.46	Amended facility lease between the Company and Raritan Johnson Associates, LLC	CC-10.46**

10.47	Amended facility lease between the Company and Ward Hill Realty Associates, LLC	CC-10.47**

10.48	Form of Stock Unit Award Agreement by and between UFP Technologies, Inc. and R. Jeffrey Bailly.	FF-10.48*,**

10.49	Third Amendment to Iowa facility lease, signed as of August 20, 2008, between Moulded Fibre Technology, Inc.(Tenant) and Clinton Base Company, LLC (Landlord).	GG-10.49**

10.50	Form of 2009 Stock Unit Award Agreement.	HH-10.50*,**

10.51	Amended and restated Credit and Security Agreement between the Company and Bank of America, N.A, dated January 27, 2009.	JJ-10.51**

10.52	2009 Non-Employee Director Stock Incentive Plan	KK-10.52*, **

10.53	Lease agreement dated July 29, 2009, between ProLogis and UFP Technologies, Inc.	LL-10.53**

10.54	Form of 2010 Stock Unit Award Agreement	Filed herewith

14.00	Code of Ethics	BB**

21.01	Subsidiaries of the Company.	Filed herewith

23.01	Consent of CCR LLP	Filed herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

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

JJ.                       Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The number set forth herein is the number of the exhibit in said Annual Report.

KK.               Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009.  The number set forth herein is the number of the exhibit in said Quarterly Report.

LL.                   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2009.  The number set forth herein is the number of the exhibit in said Quarterly Report.

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

UFP TECHNOLOGIES, INC.

Date: March 30, 2010	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 30, 2010
R. Jeffrey Bailly	President, and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Vice President,	March 30, 2010
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Richard L. Bailly	Director	March 30, 2010
Richard L. Bailly

/s/ Kenneth L. Gestal	Director	March 30, 2010
Kenneth L. Gestal

/s/ David B. Gould	Director	March 30, 2010
David B. Gould

/s/ Thomas Oberdorf	Director	March 30, 2010
Thomas Oberdorf

/s/ Marc Kozin	Director	March 30, 2010
Marc Kozin

/s/ David K. Stevenson	Director	March 30, 2010
David K. Stevenson

/s/ Robert W. Pierce, Jr.	Director	March 30, 2010
Robert W. Pierce, Jr.

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2009 and 2008

And for the Years Ended December 31, 2009, 2008, and 2007

With Report of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

UFP Technologies, Inc.

Georgetown, MA

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009.  Our audits also included the financial statement schedule for each of the years in the three year period ended December 31, 2009 as listed in the index at Item 15(a)(2).  These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UFP Technologies, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ CCR LLP

Westborough, Massachusetts

March 30, 2010

UFP TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$14,998,514	$6,729,370
Receivables, net	14,218,005	12,754,875
Inventories, net	7,647,517	8,152,746
Prepaid expenses	476,381	516,388
Deferred income taxes	1,410,780	1,488,575
Total current assets	38,751,197	29,641,954
Property, plant, and equipment	43,582,578	40,666,779
Less accumulated depreciation and amortization	(31,364,683)	(28,912,455)
Net property, plant and equipment	12,217,895	11,754,324
Goodwill	6,481,037	6,481,037
Intangible assets	817,737	175,841
Other assets	1,183,930	669,505
Total assets	$59,451,796	$48,722,661
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,273,625	$3,304,194
Accrued taxes and other expenses	6,152,826	6,230,001
Current installments of long-term debt	623,007	716,697
Current installments of capital lease obligations	—	702,765
Total current liabilities	11,049,458	10,953,657
Long-term debt, excluding current installments	7,501,823	3,941,996
Capital lease obligations, excluding current installments	—	909,900
Deferred income taxes	776,877	113,073
Retirement and other liabilities	1,118,197	913,644
Total liabilities	20,446,355	16,832,270
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 5,945,357 shares in 2009 and 5,666,703 shares in 2008	59,454	56,667
Additional paid-in capital	15,009,613	13,774,334
Retained earnings	23,465,812	17,536,387
Total UFP Technologies, Inc. stockholders’ equity	38,534,879	31,367,388
Non-controlling interests	470,562	523,003
Total stockholders’ equity	39,005,441	31,890,391
Total liabilities and stockholders’ equity	$59,451,796	$48,722,661

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2009	2008	2007
Net sales	$99,231,334	$110,031,601	$93,595,140
Cost of sales	72,511,919	81,468,539	70,784,986
Gross profit	26,719,415	28,563,062	22,810,154
Selling, general, and administrative expenses	18,539,005	18,822,965	15,562,800
Restructuring charge	—	1,315,366	—
Operating income	8,180,410	8,424,731	7,247,354
Other income (expense):
Interest expense, net	(232,747)	(334,293)	(479,171)
Equity in net income of unconsolidated partnership	—	7,218	15,038
Other, net	11,206	57,457	32,500
Gains on acquisitions	839,690	—	—
Total other (expense) income	618,149	(269,618)	(431,633)
Income before income tax provision	8,798,559	8,155,113	6,815,721
Income tax expense	2,816,575	2,994,648	2,584,250
Net income from consolidated operations	$5,981,984	$5,160,465	$4,231,471
Net income attributable to non-controlling interests	(52,559)	(44,465)	(72,370)
Net income attributable to UFP Technologies, Inc.	$5,929,425	$5,116,000	$4,159,101
Net income per share:
Basic	$1.02	$0.92	$0.78
Diluted	$0.94	$0.82	$0.71
Weighted average common shares:
Basic	5,829,580	5,549,830	5,306,948
Diluted	6,293,964	6,262,666	5,861,420

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008, and 2007

	Common Stock		Additional Paid-in	Retained	Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2006	5,156,764	$51,568	$10,311,682	$8,261,286	$616,157	$19,240,693
Stock issued under Employee Stock Purchase Plan	4,721	47	23,848	—	—	23,895
Stock issued in lieu of compensation	55,189	552	255,524	—	—	256,076
Share-based compensation	41,000	410	691,614	—	—	692,024
Exercise of stock options, net of shares presented for exercise	117,707	1,177	271,037	—	—	272,214
Excess tax benefits on share-based compensation	—	—	215,094	—	—	215,094
Net income	—	—	—	4,159,101	72,370	4,231,471
Distribution to non-controlling interests	—	—	—	—	(104,994)	(104,994)
Balance at December 31, 2007	5,375,381	$53,754	$11,768,799	$12,420,387	$583,533	$24,826,473
Stock issued under Employee Stock Purchase Plan	2,817	28	20,535	—	—	20,563
Stock issued in lieu of compensation	55,644	556	343,324	—	—	343,880
Share-based compensation	93,680	937	1,304,852	—	—	1,305,789
Exercise of stock options	139,181	1,392	331,634	—	—	333,026
Net share settlement of restricted stock units	—	—	(206,044)	—	—	(206,044)
Excess tax benefits on share-based compensation	—	—	211,234	—	—	211,234
Net income	—	—	—	5,116,000	44,465	5,160,465
Distribution to non-controlling interests	—	—	—	—	(104,995)	(104,995)
Balance at December 31, 2008	5,666,703	$56,667	$13,774,334	$17,536,387	$523,003	$31,890,391
Stock issued in lieu of compensation	43,279	433	183,067	—	—	183,500
Share-based compensation	196,000	1,960	898,853	—	—	900,813
Exercise of stock options	39,375	394	129,938	—	—	130,332
Excess tax benefits on share-based compensation	—	—	23,421	—	—	23,421
Net income	—	—	—	5,929,425	52,559	5,981,984
Distribution to non-controlling interests	—	—	—	—	(105,000)	(105,000)
Balance at December 31, 2009	5,945,357	$59,454	$15,009,613	$23,465,812	$470,562	$39,005,441

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2009	2008	2007
Cash flows from operating activities:
Net income	$5,981,984	$5,160,465	$4,231,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,895,062	2,976,550	2,815,021
Restructuring charge—leasehold improvement write-off	—	170,000	—
Equity in net income of unconsolidated affiliate and partnership	—	(7,218)	(15,038)
Gain on disposal of property, plant, and equipment	(11,206)	(57,457)	(32,500)
Gain on acquisitions	(839,690)	—	—
Share-based compensation	900,813	1,305,789	692,024
Stock issued in lieu of compensation	183,500	343,880	256,076
Deferred income taxes	226,950	16,469	1,209,664
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	(341,536)	777,392	(166,829)
Inventories	1,863,118	(434,506)	53,051
Prepaid expenses	72,715	350,013	(54,783)
Accounts payable	392,641	(2,776,715)	1,073,753
Accrued taxes and other expenses	(330,726)	(937,577)	760,267
Retirement and other liabilities	204,553	(119,173)	94,560
Other assets	(509,425)	(98,161)	(228,077)
Net cash provided by operating activities	10,688,753	6,669,751	10,688,660
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,856,837)	(2,763,250)	(2,100,584)
Acquisition of Stephenson & Lawyer net of cash acquired	—	(5,181,066)	—
Acquisition of Foamade Industries, Inc.’s assets	(375,000)	—	—
Acquisition of E.N. Murray Co. net of cash acquired	(1,440,534)	—	—
Acquisition of Advanced Materials Group assets	(620,000)	—	—
Payments received on affiliated partnership	—	7,218	15,038
Proceeds from sale of property, plant, and equipment	13,364	101,020	32,500
Net cash used in investing activities	(4,279,007)	(7,836,078)	(2,053,046)
Cash flows from financing activities:
Proceeds from long-term borrowings	4,000,000	—	786,000
Distribution to United Development Company Partners (non-controlling interest)	(105,000)	(104,995)	(104,994)
Excess tax benefits on share-based compensation	23,421	211,234	215,094
Proceeds from sale of common stock	—	20,563	23,895
Proceeds from the exercise of stock options	130,332	333,026	272,214
Principal repayment of long-term debt	(576,690)	(714,027)	(1,095,607)
Principal repayment of obligations under capital leases	(1,612,665)	(704,407)	(688,991)
Cash settlements of restricted stock units	—	(206,044)	—
Net cash provided by (used in) financing activities	1,859,398	(1,164,650)	(592,389)
Net change in cash	8,269,144	(2,330,977)	8,043,225
Cash and cash equivalents at beginning of year	6,729,370	9,060,347	1,017,122
Cash and cash equivalents at end of year	$14,998,514	$6,729,370	$9,060,347

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2009 and 2008

(1)           Summary of Significant Accounting Policies

UFP Technologies, Inc. (“the Company”) is an innovative designer and custom converter of foams, plastics, and natural fiber products principally serving the automotive, computer and electronics, medical, aerospace and defense, consumer, and industrial markets.  The Company was incorporated in the State of Delaware in 1993.

(a)       Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc., its wholly-owned subsidiaries, Moulded Fibre Technology, Inc., Simco Automotive Trim, Inc., Simco Technologies, Inc., and Stephenson & Lawyer, Inc. and its wholly-owned subsidiary, Patterson Properties Corporation.  The Company also consolidates United Development Company Limited, of which the Company owns 26.32% (see Note 8).  All significant inter-company balances and transactions have been eliminated in consolidation.

(b)       Codification

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

(c)        Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable.  Provisions are recorded for accounts that are potentially uncollectible.  Determining adequate reserves for accounts receivable requires management’s judgment.  Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2009.

(d)       Inventories

Inventories that include material, labor, and manufacturing overhead are valued at the lower of cost or market.  Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential obsolescence.  Determining adequate obsolescence requires management’s judgment.  Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the reserve balances as of December 31, 2009.

(e)        Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, if shorter (for financial statement purposes) and accelerated methods (for income tax purposes).  Certain manufacturing machines that are dedicated to a specific program—where total units to be produced over the life of the program are estimable—are depreciated using the modified units of production method for financial statement purposes.

Estimated useful lives of property, plant, and equipment are as follows:

Leasehold improvements	Shorter of estimated useful life or remaining lease term
Buildings and improvements	31.5 years
Equipment	8-10 years
Furniture and fixtures	5-7 years

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

(f)           Income Taxes

The Company’s income taxes are accounted for under the asset and liability method.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards.  Deferred tax expense (benefit) results from the net change during the year in deferred tax assets and liabilities.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company evaluates the need for a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  Should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.  The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.

(g)       Revenue Recognition

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

(h)       Investments in Realty Partnership

The Company has invested in Lakeshore Estates Associates, a realty limited partnership.  The Lakeshore Estates investment is stated at cost, plus or minus the Company’s proportionate share of the limited partnership’s income or losses, less any distributions received from the limited partnership.  The Company has recognized its share of Lakeshore Estates Associates’ losses only to the extent of its original investment in, and advances to, this partnership.  The Company’s carrying amount for this investment is zero at December 31, 2009, and 2008, respectively.

(i)          Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired.  Impairment testing for goodwill is done at a reporting unit level.  Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics.  The Company’s reporting units include its Component Products segment, Packaging segment (excluding its Molded Fiber operation), and its Molded Fiber operation.  An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company completed its most recent annual goodwill impairment test as of December 31, 2009.  Fair values of the reporting units were determined using several valuation methodologies, including a combination of income and market approaches, which include the use of Level 1 and Level 3 inputs (Note 19).  The fair values of both reporting units that had goodwill balances were estimated to be more than 100% greater than their respective carrying values and, therefore, it was determined that there was no goodwill impairment in 2009.  There also was no goodwill impairment in 2008 or 2007.

(j)           Intangible Assets

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

(k)       Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  At December 31, 2009, and 2008, cash equivalents primarily consisted of money market accounts and certificates of deposit that are readily converted into cash.  The Company utilizes zero-balance disbursement accounts to manage its funds.  As such, outstanding checks at the end of a year are reclassified to accounts payable.  At December 31, 2009, and 2008, the amount reclassified was approximately $1.6 million.

The Company maintains its cash in bank deposit accounts, money market funds, and certificates of deposit that at times exceed federally insured limits.  The Company periodically reviews the financial stability of institutions holding its accounts, and does not believe it is exposed to any significant risk on cash.

(l)          Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

(m)     Segments and Related Information

The Company has adopted the provisions of ASC 280, Segment Reporting, which established standards for the way that public business enterprises report information and operating segments in annual financial statements, and requires reporting of selected information in interim financial reports (see Note 21).

(n)       Share-Based Compensation

When accounting for equity instruments exchanged for employee services, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Share-based compensation cost that has been charged against income for stock compensation plans is as follows:

	Year Ended December 31
	2009	2008	2007
Selling, general, and administrative expense	$900,813	$1,305,789	$692,024

The compensation expense for stock options granted during the three-year period ended December 31, 2009, was determined as the intrinsic fair market value of the options, using a lattice-based option valuation model with the assumptions noted as follows:

	Year Ended December 31
	2009	2008	2007
Expected volatility	68.8% to 84.6%	88.0%	76.7% to 89.3%
Expected dividends	None	None	None
Risk-free interest rate	3.6%	4.0%	3.4% to 5.0%
Exercise price	Closing price on date of grant	Closing price on date of grant	Closing price on date of grant
Imputed life	4.1 to 7.9 years (output in lattice-based model)	7.9 years (output in lattice-based model)	4.1 to 7.9 years (output in lattice-based model)

The weighted average grant date fair value of options granted during 2009, 2008, and 2007 was $1.83, $2.87, and $2.38, respectively.

The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was approximately $291,000, $458,000, and $223,000, for the years ended December 31, 2009, 2008, and 2007, respectively.

(o)       Deferred Rent

The Company accounts for escalating rental payments on a straight-line basis over the term of the lease.

(p)       Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales.  Amounts charged to customers pertaining to these costs are included as revenue.

(q)       Research and Development

On a routine basis, the Company incurs costs related to research and development activity.  These costs are expensed as incurred.  Approximately $1.4 million, $1.4 million, and $1.3 million were expensed in the years ended December 31, 2009, 2008, and 2007, respectively.

(r)         Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, and accrued taxes and other expenses are stated at carrying amounts that approximate fair value because of the short maturity of those instruments.  The carrying amount of the Company’s long-term debt approximates fair value as the interest rate on the debt approximates the Company’s current incremental borrowing rate.

(s)         Fair Value Measurement

The Company has adopted ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements for all assets and liabilities that are measured at fair value on either a recurring or non-recurring basis.  The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurement or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

The Company has not elected fair value accounting for any financial instruments for which fair value accounting is optional.

(2)                                 New Accounting Pronouncements

Non-Controlling Interests

The Company adopted updated guidance included in ASC 810, Consolidation, effective January 1, 2009.  The updated guidance in ASC 810 requires (i) that non-controlling (minority) interests be reported as a component of stockholders’ equity; (ii) that net income attributable to the parent and the non-controlling interest be separately identified in the consolidated statements of operations; (iii) that changes in a parent’s ownership interest while the parent retains the controlling interest be accounted for as equity transactions; (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value; and (v) that sufficient disclosures be provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  As a result of the adoption, the Company has reported its non-controlling interest in United Development Company Limited (“UDT”) as a component of stockholders’ equity in the consolidated balance sheets, and the net income attributable to its non-controlling interest in UDT has been separately identified in the consolidated statements of operations.  The prior periods presented have also been reclassified to conform to the current classification required by ASC 810.

Business Combinations

The Company adopted updated guidance included in ASC 805, Business Combinations, effective January 1, 2009.  ASC 805 now requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction, and establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this updated guidance will, among other things, impact the determination of acquisition date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquired contingencies, acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits.  Implementation of this updated guidance resulted in the Company recognizing gains of approximately $81,000 related to its acquisition of selected assets of Foamade Industries, Inc. (“Foamade”) in the first quarter of 2009, as well as gains of approximately $558,000 and $201,000 related to its acquisition of selected assets of E.N. Murray Co. (“ENM”) and Advanced Materials, Inc. (“AMI”), a wholly-owned subsidiary of Advanced Materials Group, Inc., respectively, in the third quarter of 2009 (Note 19).  Cumulative acquisition-related costs of $90,000, that would otherwise have been included as part of the acquisition cost prior to the adoption of this updated guidance, were charged to expense as incurred.

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

(3)           Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Years Ended December 31
	2009	2008	2007
Interest	$205,828	$355,221	$486,826
Income taxes, net of refunds	$1,648,764	$3,817,383	$322,824

(4)           Receivables

Receivables consist of the following:

	December 31
	2009	2008
Accounts receivable—trade	$14,691,917	$13,141,912
Less allowance for doubtful receivables	(473,912)	(387,037)
	$14,218,005	$12,754,875

The Company’s accounts receivable balance is comprised of many accounts.  The highest receivable account balance as of December 31, 2009, represented 6% of the total accounts receivable balance as of that date.  The Company performs credit evaluations on its customers and obtains credit insurance on a large percentage of its accounts.

The top customer in the Company’s Component Products segment comprises 13% of that segment’s total sales and 8% of the Company’s total sales for the year ended December 31, 2009.  The top customer in the Company’s Packaging segment comprises 10.6% of that segment’s total sales and 4.1% of the Company’s total sales for the year ended December 31, 2009.

(5)           Inventories

Inventories consist of the following:

	December 31
	2009	2008
Raw materials	$4,924,228	$5,120,755
Work in process	699,102	324,782
Finished goods	2,574,813	3,012,984
Less reserve for obsolescence	(550,626)	(305,775)
	$7,647,517	$8,152,746

(6)           Other Intangible Assets

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2009, and 2008 are as follows:

	Patents	Non- Compete	Customer List	Total
Gross amount at December 31, 2009	$448,306	$200,000	$769,436	$1,417,742
Accumulated amortization at December 31, 2009	(385,933)	(53,240)	(160,832)	$(600,005)
Net balance at December 31, 2009	$62,373	$146,760	$608,604	$817,737

Gross amount at December 31, 2008	448,306	50,000	120,436	$618,742
Accumulated amortization at December 31, 2008	(351,481)	(26,720)	(64,700)	$(442,901)
Net balance at December 31, 2008	$96,825	$23,280	$55,736	$175,841

Amortization expense related to intangible assets was $157,104, $69,072, and $69,072 for the years ended December 31, 2009, 2008, and 2007, respectively.  Future amortization for the years ending December 31 will be approximately:

2010	$228,872
2011	197,456
2012	159,800
2013	159,800
2014 and thereafter	71,809
Total:	$817,737

(7)           Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31
	2009	2008
Land and improvements	$589,906	$470,872
Buildings and improvements	6,579,670	6,496,542
Leasehold improvements	2,778,894	1,570,906
Equipment	31,133,446	28,873,836
Furniture and fixtures	2,480,510	2,288,428
Construction in progress—equipment/buildings	20,152	966,195
	$43,582,578	$40,666,779

Depreciation and amortization expense for the years ended December 31, 2009, 2008, and 2007 was $2,737,958, $2,907,478, and $2,745,948, respectively.

(8)           Investment in and Advances to Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  The Company has consolidated the financial statements of UDT for all periods presented because it has determined that UDT is a VIE, and the Company is the primary beneficiary.

Included in the December 31 consolidated balance sheets are the following amounts related to UDT:

	December 31
	2009	2008
Cash	$166,940	$148,746
Net property, plant, and equipment	1,187,966	1,311,273
Accrued expenses	12,900	12,900
Current and long-term debt	703,341	737,289

(9)           Indebtedness

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility is comprised of: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  As of December 31, 2009, the Company had availability of approximately $14.4 million based upon collateral levels in place as of that date.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant.  The Company’s $17 million revolving credit facility matures November 30, 2013; the term loans are all due on January 29, 2016.  At December 31, 2009, the interest rate on these facilities was 1.26%.

UDT has a mortgage note collateralized by the Florida facility, dated May 22, 2007.  The note had an original principal balance of $786,000 and calls for 180 monthly payments of $7,147.  The interest rate is fixed at approximately 7.2%.

The Company had capital lease debt of $1,612,665 as of December 31, 2008, which was paid off in full with proceeds from the above credit facilities.

Long-term debt consists of the following:

	December 31
	2009	2008
Mortgage notes	$5,602,415	$1,859,000
Note payable	1,778,224	2,062,405
UDT mortgage	703,341	737,288
Equipment loan	40,850	—
Total long-term debt	8,124,830	4,658,693
Current installments	(623,007)	(716,697)
Long-term debt, excluding current installments	$7,501,823	$3,941,996
Aggregate maturities of long-term debt are as follows:
Year ending December 31:
2010	$623,007
2011	654,875
2012	622,685
2013	625,807
2014 and thereafter	5,598,456
	$8,124,830

(10)                          Accrued Taxes and Other Expenses

Accrued taxes and other expenses consist of the following:

	December 31
	2009	2008
Compensation	$2,116,597	$2,215,874
Benefits / self-insurance reserve	648,791	901,580
Paid time off	764,576	688,315
Commissions payable	334,356	370,432
Plant consolidation	—	316,000
Income taxes payable (overpayment)	389,384	(573,953)
Unrecognized tax benefits	545,000	560,000
Other	1,354,122	1,751,753
	$6,152,826	$6,230,001

(11)                          Income Taxes

The Company’s income tax provision (benefit) for the years ended December 31, 2009, 2008, and 2007 consists of the following:

	Years Ended December 31
	2009	2008	2007
Current:
Federal	$2,100,000	$2,270,000	$983,000
State	490,000	709,000	391,000
	2,590,000	2,979,000	1,374,000
Deferred:
Federal	263,000	41,000	1,147,000
State	(36,000)	(25,000)	63,000
	227,000	16,000	1,210,000
Total income tax provision	$2,817,000	$2,995,000	$2,584,000

At December 31, 2009, the Company has net operating loss carryforwards for federal income tax purposes of approximately $2,192,000 and for state income tax purposes of approximately $1,545,000, which are available to offset future taxable income and expire during the federal tax years ending December 31, 2019 through 2024.  The future benefit of the federal net operating loss carryforwards will be limited to approximately $300,000 per year in accordance with Section 382 of the Internal Revenue Code.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are approximately as follows:

	December 31
	2009	2008
Equity-based compensation	$401,000	$387,000
Compensation programs	474,000	497,000
Retirement liability	95,000	184,000
Net operating loss carryforwards	806,000	866,000
Inventory capitalization	230,000	246,000
Reserves	489,000	412,000
Other	49,000	(5,000)
Excess of book over tax basis of fixed assets	(930,000)	(417,000)
Goodwill	(563,000)	(499,000)
Acquisition gains	(270,000)	—
Inventory method change	(147,000)	(295,000)
Net deferred tax assets	$634,000	$1,376,000

The amount recorded as net deferred tax assets as of December 31, 2009, and 2008 represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period.  The Company believes that the net deferred tax asset of $634,000 at December 31, 2009, is more likely than not to be realized in the carryforward period.  This balance includes the tax benefit associated with the acquisition of the common stock of Stephenson & Lawyer, Inc., as discussed in Note 19.  Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:

	Years Ended December 31
	2009	2008	2007
Computed “expected” tax rate	34.00%	34.00%	34.00%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	3.40	5.60	4.50
Meals and entertainment	0.20	0.20	0.30
R&D credits	(0.90)	(1.20)	(1.10)
Domestic production deduction	(1.70)	(2.10)	—
Non-deductible ISO stock option expense	0.20	0.40	0.50
Acquisition gains	(3.30)	—	—
Other	0.10	(0.20)	(0.30)
Effective tax rate	32.00%	36.70%	37.90%

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) resulting from uncertain tax positions is as follows:

	Federal and State Tax
	2009	2008
Gross UTB balance at beginning of fiscal year	$560,000	$560,000
Reductions for tax positions of prior years	(15,000)	—
Gross UTB balance at December 31	$545,000	$560,000

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2009, and 2008 are $545,000 and $560,000, respectively, for each year.

At December 31, 2009, and 2008, accrued interest and penalties on a gross basis, which are included above in the gross UTB balance, were $115,000 for each year.

(12)                          Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year.  Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year.  The weighted average number of shares used to compute both basic and diluted income per share consisted of the following:

	Years Ended December 31
	2009	2008	2007
Basic weighted average common shares outstanding during the year	5,829,580	5,549,830	5,306,948
Weighted average common equivalent shares due to stock options and restricted stock units	464,384	712,836	554,472
Diluted weighted average common shares outstanding during the year	6,293,964	6,262,666	5,861,420

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period.  These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive.  For the years ended December 31, 2009, 2008, and 2007, the number of stock awards excluded from the computation was 190,484, 41,769, and 29,877, respectively.

(13)                          Stock Option and Equity Incentive Plans

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

Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule.  At December 31, 2009, there were 605,000 options outstanding under the Employee Stock Option Plan.

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

Through December 31, 2009, 675,958 shares of common stock have been issued under the 2003 Incentive Plan, none of which have been restricted.  An additional 276,124 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies.

Director Plan

Effective July 15, 1998, the Company adopted the 1998 Director Plan for the benefit of non-employee directors of the Company.  The 1998 Director Plan provides for options for the issuance of up to 975,000 shares of common stock.  These options become exercisable in full at the date of grant and expire 10 years from the date of grant.  At December 31, 2009, there were 391,609 options outstanding under the 1998 Director Plan.  On June 3, 2009, the 1998 Director Plan was amended to permit the issuance of other equity-based securities and was renamed the 2009 Non-Employee Director Stock Incentive Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2008	973,183	$2.97
Granted	69,301	4.17
Exercised	(39,375)	3.31
Cancelled or expired	(6,500)	3.65
Outstanding December 31, 2009	996,609	$3.03	$3,458,233
Exercisable at December 31, 2009	975,359	$2.99	$3,423,510
Vested and expected to vest at December 31, 2009	996,609	$3.03	$3,458,233

The following is a summary of information relating to stock options outstanding and exercisable by price range as of December 31, 2009:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 12/31/09	Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable as of 12/31/09	Weighted average exercise price
$0.00 - $0.99	50,000	2.1	$0.81	50,000	$0.81
$1.00 - $1.99	231,911	3.1	1.15	231,911	1.15
$2.00 - $2.99	333,148	3.2	2.49	333,148	2.49
$3.00 - $3.99	158,110	3.7	3.26	158,110	3.26
$4.00 - $4.99	74,301	8.3	4.22	63,051	4.22
$5.00 - $5.99	59,456	6.3	5.14	54,456	5.14
$6.00 - $6.99	47,914	5.7	6.18	42,914	6.14
$10.00 - $10.99	27,500	8.5	10.14	27,500	10.14
$12.00 - $12.99	14,269	8.4	12.37	14,269	12.37
	996,609	4.1	$3.03	975,359	$2.99

During the years ended December 31, 2009, 2008, and 2007, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $79,269, $929,281, and $357,426, respectively, and the total amount of consideration received from the exercise of these options was $130,332, $333,026, and $272,214, respectively.

During the years ended December 31, 2009, 2008, and 2007, the Company recognized compensation expense related to stock options granted to directors and employees of $150,482, $221,324, and $211,050, respectively.

On February 24, 2009, the Company’s Compensation Committee approved the issuance of 25,000 shares of unrestricted common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Equity Incentive Plan.  The shares were issued on December 31, 2009.  The Company has recorded compensation expense of $106,000 for the year ended December 31, 2009, based on the grant date price of $4.24 at February 24, 2009.  Stock compensation expense of $154,500 and $115,997 was recorded in 2008 and 2007, respectively, for similar awards.

It has been the Company’s practice to allow executive officers to take a portion of their earned bonuses in the form of the Company’s common stock.  The value of the stock received by executive officers, measured at the closing price of the stock on the date of grant, was $183,500, $343,880, and $256,076 for the years ended December 31, 2009, 2008, and 2007, respectively.

Beginning in 2006, RSUs have been granted under the 2003 Incentive Plan to the executive officers of the Company.  The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company.  Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s closing stock price, and is charged to expense ratably during the service period.  Upon vesting, RSUs are, in some instances, net-share settled to cover the required withholding tax, and the remaining amount is converted into an equivalent number of common shares.  No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested.  The following table summarizes information about stock unit award activity during the year ended December 31, 2009:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2008	352,000	$5.79
Awarded	95,124	4.24
Shares distributed	(171,000)	5.83
Shares exchanged for cash	—	—
Forfeited / Cancelled	—	—
Outstanding at December 31, 2009	276,124	$5.19

The Company recorded $644,331, $929,965, and $364,977 in compensation expense related to these RSUs during the years ended December 31, 2009, 2008, and 2007, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2009, vest:

	Options	Common Stock	Restricted Stock Units	Total
2010	$27,904	$—	$431,451	$459,355
2011	16,394	—	265,509	281,903
2012	5,312	—	118,715	124,027
2013	2,646	—	16,805	19,451
Total	$52,256	$—	$832,480	$884,736

(14)                          Preferred Stock

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

(15)                          Supplemental Retirement Benefits

The Company provides discretionary supplemental retirement benefits for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment.  The Company recorded an expense of approximately $35,000, $27,000, and $4,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  The present value of the supplemental retirement obligation has been calculated using an 8.5% discount rate, which is included in retirement and other liabilities.  Total projected future cash payments for the years ending December 31, 2010 through 2013 are approximately $96,250, $75,000, $75,000, and $75,000, respectively, and approximately $170,833 thereafter.

(16)                          Commitments and Contingencies

(a)          Leases — The Company has operating leases for certain facilities that expire through 2015.  Certain of the leases contain escalation clauses that require payments of additional rent, as well as increases in related operating costs.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2009, are as follows:

Years Ending December 31:	Operating Leases
2010	$1,803,371
2011	1,338,139
2012	1,180,901
2013	779,534
Thereafter	588,853
Total minimum lease payments	$5,690,798

Rent expense amounted to approximately $2,442,000, $2,214,000, and $2,464,000, in 2009, 2008, and 2007, respectively.

(b)         Legal — The Company is a defendant in various administrative proceedings that are being handled in the ordinary course of business.  In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(17)                          Employee Benefit Plans

The Company maintains a profit-sharing plan for eligible employees.  Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals, as well as discretionary amounts determined by the Board of Directors, and amounted to approximately $709,000, $703,000, and $646,000 in 2009, 2008, and 2007, respectively.

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

The compensation withheld from Plan participants, together with investment income on the Plan, is reflected as a deferred compensation obligation to participants, and is classified within retirement and other liabilities in the accompanying balance sheets.  At December 31, 2009, the balance of the deferred compensation liability totaled approximately $753,000.  The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are reported within other assets in the accompanying balance sheets, and are accounted for based on the underlying cash surrender values of the policies, and totaled approximately $749,000 as of December 31, 2009.

(18)              Fair Value of Financial Instruments

Financial instruments recorded at fair value in the balance sheets, or disclosed at fair value in the footnotes, are categorized below based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels defined by ASC 820, Fair Value Measurements and Disclosures, and directly related to the amount of subjectivity associated with inputs to fair valuation of these assets and liabilities, are as follows:

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

The Company’s assets and liabilities that are measured at fair value consist of money market funds and certificates of deposit, both considered cash equivalents, which are categorized by the levels discussed above and in the table below:

Cash Equivalents	Level 1	Level 2	Level 3	Total
Money market funds	$100,000	$—	$—	$100,000
Certificates of deposit	$—	$3,000,000	$—	$3,000,000
Total	$100,000	$3,000,000	$—	$3,100,000

As of December 31, 2009, the Company does not have any significant non-recurring measurements of non-financial assets and non-financial liabilities.  The Company may have additional disclosure requirements in the event an impairment of the Company’s non-financial assets occurs in a future period.

(19)              Acquisitions

On March 9, 2009, the Company acquired selected assets of the Hillsdale, Michigan, operations of Foamade.  The Hillsdale operations of Foamade specialized in the fabrication of technical urethane foams for a myriad of industries and bring to the Company further penetration into applications using this family of foams, as well as incremental sales to fold into its operations.  The Company has transitioned the acquired assets to its Grand Rapids, Michigan, plant.

On July 7, 2009, the Company acquired substantially all of the assets of ENM, a Denver, Colorado-based foam fabricator, for $2,750,000.  ENM specialized in the fabrication of technical urethane foams primarily for the medical industry.  This acquisition brings to the Company further access and expertise in fabricating technical urethane foams and a seasoned management team.  The Company has leased the former ENM Denver facilities for a period of two years.

On August 24, 2009, the Company acquired selected assets of AMI for $620,000.  Located in Rancho Dominguez, California, AMI specialized in the fabrication of technical urethane foams primarily for the medical industry and brings to the Company further penetration into this market.  The Company has assumed the lease of the 56,000-square-foot Rancho Dominguez location that is due to expire in November 2010.

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

The following table summarizes the consideration paid and the acquisition date fair value of the assets acquired and liabilities assumed relating to each transaction:

	Foamade	ENM	AMI
	9-Mar-2009	7-Jul-2009	24-Aug-2009
Consideration
Cash	$375,000	$2,750,000	$620,000
Fair value of total consideration transferred	$375,000	$2,750,000	$620,000
Acquisition costs (legal fees) included in SG&A	$25,000	$30,000	$35,000
Recognized amounts of identifiable assets acquired:
Cash	$—	$1,309,466	$—
Accounts receivable	0	832,054	289,540
Inventory	182,864	922,497	252,528
Other assets	—	37,708	—
Fixed assets	189,100	812,000	345,750
Non-compete	30,000	120,000	—
Customer list	103,000	490,000	56,000
Total identifiable net assets	$504,964	$4,523,725	$943,818
Payables and accrued expenses	$—	$(830,341)	$—
Equipment loan	—	(42,827)	—
Deferred tax liabilities	(49,386)	(342,212)	(123,051)
Net assets acquired	$455,578	$3,308,345	$820,767

With respect to the acquisition of selected assets of ENM, the Company acquired gross accounts receivable of $873,919, of which it deemed $41,865 to be uncollectible.  It therefore recorded the accounts receivable at its fair market value of $832,054.  With respect to the acquisition of selected assets of AMI, the Company acquired gross accounts receivable of $324,540, of which it deemed $35,000 to be uncollectible.  It therefore recorded the accounts receivable at its fair market value of $289,540.  With respect to the noncompete and customer list intangible assets acquired from Foamade, ENM, and AMI, the weighted average amortization period is five years.  No residual balance is anticipated for any of the intangible assets.

The following table contains an unaudited pro forma condensed consolidated statement of operations for the years ended December 31, 2009, and 2008, as if the ENM acquisition had occurred at the beginning of the respective periods:

	Years Ended December 31
	2009	2008
Sales	$105,228,869	$123,049,859
Net income	6,070,518	5,615,326
Earnings Per Share:
Basic	$1.04	$1.01
Diluted	0.96	0.90

It is impractical to determine the amount of sales and earnings that would have been recorded, had the Foamade and AMI acquisitions occurred on January 1, 2009, or January 1, 2008, as records for these time periods are unavailable since the Company only acquired selected assets and not the entire operations.  The following table contains the 2009 sales and net income associated with ENM and AMI from the date of acquisition through December 31, 2009:

	ENM	AMI
Sales	$6,396,000	$1,149,000
Net income	381,000	(74,000)

The amount of revenue included in the Company’s condensed consolidated statements of operations for the year ended December 31, 2009, associated with the acquisition of Foamade is approximately $3,078,000.  The Company is unable to break out the Foamade net income as these products have been merged into its Grand Rapids, Michigan, facility (Component Products) and have become part of that reporting unit.

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the ENM acquisition occurred as presented.  In addition, future results may vary significantly from the results reflected in such pro forma information.

(20)              Plant Consolidation

On August 5, 2008, the Company committed to move forward with a plan to close its Macomb Township, Michigan, automotive plant and consolidate operations into its newly acquired 250,000-square-foot building in Grand Rapids, Michigan.  Through December 31, 2008, the Company recorded restructuring charges of approximately $1.3 million in one-time, pre-tax expenses and, through December 31, 2009, invested approximately $759,000 in building improvements in the Grand Rapids facility.  The Company does not expect to incur additional costs.

Through the year ended December 31, 2009, the Company has recorded the following activity:

	Ending Restructuring	Cash Payments in	Ending Restructuring
	Accrual Balance	the 12 Months Ended	Accrual Balance
	31-Dec-2008	31-Dec-2009	31-Dec-2009
Earned severance	$116,000	$116,000	$—
Moving and training	200,000	200,000	—

$

316,000

$

316,000

$

—

(21)              Segment Data

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

The top customer in the Company’s Component Products segment comprises 13% of that segment’s total sales and 8% of the Company’s total sales for the year ended December 31, 2009.  The top customer in the Company’s Packaging segment comprises 10.6% of that segment’s total sales and 4.1% of the Company’s total sales for the year ended December 31, 2009.

The results for the Packaging segment include the operations of United Development Company Limited.

Financial statement information by reportable segment is as follows:

2009	Component Products	Packaging	Total
Sales	$60,973,325	$38,258,009	$99,231,334
Operating income	5,806,122	2,374,288	8,180,410
Total assets	25,409,608	34,042,188	59,451,796
Depreciation / Amortization	1,658,290	1,236,772	2,895,062
Capital expenditures	989,027	867,810	1,856,837
Interest expense	90,121	142,626	232,747
Goodwill	4,463,246	2,017,791	6,481,037

2008	Component Products	Packaging	Total
Sales	$60,847,533	$49,184,068	$110,031,601
Operating income	3,076,360	5,348,371	8,424,731
Total assets	22,098,941	26,623,720	48,722,661
Depreciation / Amortization	1,820,239	1,156,311	2,976,550
Capital expenditures	1,053,622	1,709,628	2,763,250
Interest expense	139,586	194,707	334,293
Goodwill	4,463,246	2,017,791	6,481,037

2007	Component Products	Packaging	Total
Sales	$53,782,483	$39,812,657	$93,595,140
Operating income	4,767,544	2,479,810	7,247,354
Total assets	18,665,208	26,887,566	45,552,774
Depreciation / Amortization	1,875,488	939,533	2,815,021
Capital expenditures	309,600	1,790,984	2,100,584
Interest expense	174,171	305,000	479,171
Goodwill	4,463,246	2,017,791	6,481,037

(22)              Quarterly Financial Information (unaudited)

	Q1	Q2	Q3	Q4
Year Ended December 31, 2009
Net sales	$21,607,763	$20,959,033	$27,620,250	$29,044,288
Gross profit	4,942,788	5,370,964	7,454,276	8,951,387
Net income attributable to UFP Technologies, Inc.	344,961	566,198	2,112,742	2,905,524
Basic net income per share	0.06	0.10	0.36	0.49
Diluted net income per share	0.06	0.09	0.34	0.45

Year Ended December 31, 2008
Net sales	$28,008,036	$28,456,090	$27,501,379	$26,066,096
Gross profit	6,888,126	7,627,616	7,410,354	6,636,966
Net income attributable to UFP Technologies, Inc.	1,148,141	1,574,222	1,247,285	1,146,352
Basic net income per share	0.21	0.29	0.22	0.20
Diluted net income per share	0.19	0.25	0.20	0.19

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2009, 2008, and 2007

Accounts receivable, allowance for doubtful accounts:

	2009	2008	2007
Balance at beginning of year	$387,037	$307,131	$340,977
Provision (Recoveries) credited to expense	155,069	64,320	58,025
(Write-offs) and recoveries	(68,194)	15,586	(91,871)
Balance at end of year	$473,912	$387,037	$307,131

Inventory allowance for obsolescence:

	2009	2008	2007
Balance at beginning of year	$305,775	$295,405	$240,820
Provision	382,033	222,661	243,141
Write-offs	(137,182)	(212,291)	(188,556)
Balance at end of year	$550,626	$305,775	$295,405