Form 10-Q
period 2010-03-31
UFP TECHNOLOGIES INC
filed 2010-05-14
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒;  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐;  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐;  No ☒

6,141,188 shares of registrant’s Common Stock, $.01 par value, were outstanding as of April 26, 2010.

UFP Technologies, Inc.

PART I:                                                   FINANCIAL INFORMATION

ITEM 1:                            FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	31-Mar-10	31-Dec-09
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents (UDT: $63,376 and $166,940, respectively)	$17,135,730	$14,998,514
Receivables, net	13,215,952	14,218,005
Inventories, net	7,497,966	7,647,517
Prepaid expenses	919,657	476,381
Deferred income taxes	1,408,405	1,410,780
Total current assets	40,177,710	38,751,197
Property, plant and equipment (UDT: $2,731,792 and $2,731,792, respectively)	43,788,301	43,582,578
Less accumulated depreciation and amortization (UDT: ($1,568,074) and ($1,543,826), respectively)	(32,117,434)	(31,364,683)
Net property, plant, and equipment	11,670,867	12,217,895
Goodwill	6,481,037	6,481,037
Other assets, net	2,089,870	2,001,667
Total assets	$60,419,484	$59,451,796
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (UDT: $37,534 and $36,591, respectively)	$624,254	$623,007
Accounts payable	4,864,556	4,273,625
Accrued taxes and other expenses (UDT: $21,150 and $12,900, respectively)	4,678,701	6,152,826
Total current liabilities	10,167,511	11,049,458
Long-term debt, excluding current installments (UDT: $657,229 and $666,750, respectively)	7,345,705	7,501,823
Deferred income taxes	756,971	776,877
Retirement and other liabilities	1,288,411	1,118,197
Total liabilities	19,558,598	20,446,355
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,085,821 shares at March 31, 2010, and 5,945,357 shares at December 31, 2009	60,858	59,454
Additional paid-in capital	15,446,209	15,009,613
Retained earnings	24,977,194	23,465,812
Total UFP Technologies, Inc. stockholders’ equity	40,484,261	38,534,879
Noncontrolling interests	376,625	470,562
Total stockholders’ equity	40,860,886	39,005,441
Total liabilities and stockholders’ equity	$60,419,484	$59,451,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	31-Mar-2010	31-Mar-2009
Net sales	$28,700,466	$21,607,763
Cost of sales	21,243,212	16,664,975
Gross profit	7,457,254	4,942,788
Selling, general & administrative expenses	5,011,985	4,390,978
Operating income	2,445,269	551,810
Interest expense, net	(35,187)	(81,539)
Other income	—	4,000
Gain on acquisitions	—	80,578
Income before income tax expense	2,410,082	554,849
Income tax expense	887,637	194,040
Net income from consolidated operations	1,522,445	360,809
Net income attributable to noncontrolling interests	(11,063)	(15,848)
Net income attributable to UFP Technologies, Inc.	$1,511,382	$344,961
Net income per share attributable to UFP Technologies, Inc.:
Basic	$0.25	$0.06
Diluted	$0.23	$0.06
Weighted average common shares outstanding:
Basic	5,996,902	5,713,495
Diluted	6,641,608	6,152,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	31-Mar-2010	31-Mar-2009
Cash flows from operating activities:
Net income attributable to UFP Technologies, Inc.	$1,511,382	$344,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	811,518	639,881
Noncontrolling interests	11,063	15,848
Gain on fixed asset disposals	—	(4,000)
Gain on acquisitions	—	(80,578)
Stock issued in lieu of cash compensation	79,248	183,500
Share-based compensation	194,838	257,677
Deferred income taxes	(17,531)	—
Changes in operating assets and liabilities:
Receivables, net	1,002,053	1,728,345
Inventories, net	149,551	1,164,206
Prepaid expenses	(443,276)	(635,200)
Accounts payable	590,931	(45,667)
Accrued taxes and other expenses	(1,474,125)	(2,266,202)
Retirement and other liabilities	170,214	102,382
Other assets	(146,970)	(144,892)
Net cash provided by operating activities	2,438,896	1,260,261
Cash flows from investing activities:
Additions to property, plant, and equipment	(205,723)	(458,468)
Acquisition of Foamade Industries, Inc. assets	—	(375,000)
Proceeds from fixed asset disposals	—	4,000
Net cash used in investing activities	(205,723)	(829,468)
Cash flows from financing activities:
Principal repayments of long-term debt	(154,871)	(114,469)
Proceeds from the issuance of long-term debt	—	4,000,000
Proceeds from exercise of stock options	142,342	—
Payment of statutory withholdings for stock options exercised	(304,403)	—
Principal repayments of capital lease obligations	—	(1,612,665)
Distribution to United Development Company partners (noncontrolling interests)	(105,000)	—
Tax benefit from exercise of non-qualified stock options	325,975	—
Net cash (used in) provided by financing activities	(95,957)	2,272,866
Net increase in cash and cash equivalents	2,137,216	2,703,659
Cash and cash equivalents at beginning of period	14,998,514	6,729,370
Cash and cash equivalents at end of period	$17,135,730	$9,433,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)                    Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of income for the three-month periods ended March 31, 2010, and 2009, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2010, and 2009, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three-month period ended March 31, 2010, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.

(2)                    New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to change financial reporting of enterprises with variable interest entities (“VIEs”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise (1) has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.  Also, the guidance requires an ongoing reconsideration of the primary beneficiary and amends the events that trigger a reassessment of whether an entity is a VIE.  Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE.  This guidance was effective for the Company as of January 1, 2010, and did not have a significant impact on the Company’s financial position or results of operations.

In January 2010, the FASB amended previously released guidance on fair value measurements and disclosures. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The required disclosures regarding transfers into and out of Level 1 and Level 2 fair value measurements were effective for the Company as of January 1, 2010, and did not have a significant impact on the Company’s disclosures.  The amendment’s requirements related to Level 3 disclosures are effective for the Company as of January 1, 2011.

This guidance affects new disclosures only and will have no impact on the Company’s condensed consolidated financial statements.

(3)                    Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Three Months Ended
	31-Mar-2010	31-Mar-2009
Interest	$58,649	$94,658
Income taxes, net of refunds	$808,058	$133,000

During the three-month period ended March 31, 2010, the Company permitted the cashless exercise of stock options with exercise proceeds totalling $343,750.

(4)                    Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”), which owns and leases the Kissimmee, Florida, and Decatur, Alabama, manufacturing facilities to the Company.  Because UDT derives all of its revenue from the Company in the form of rental payments, the Company has determined that UDT is a VIE and the Company is the primary beneficiary, and, therefore, the Company has consolidated the financial statements of UDT.  The creditors of UDT have no recourse to the general credit of the Company.  Included in the condensed consolidated balance sheets are the following UDT amounts:

	31-Mar-2010	31-Dec-2009
Cash	$63,376	$166,940
Net property, plant, and equipment	$1,163,718	$1,187,966
Accrued expenses	$21,150	$12,900
Current and long-term debt	$694,763	$703,341

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

The Company’s assets and liabilities that are measured at fair value consist of money market funds and certificates of deposit, both considered cash equivalents, which are categorized by the levels discussed above and in the table below:

31-Mar-2010	Level 1	Level 2	Level 3	Total
Money market funds	$100,000	$—	$—	$100,000
Certificates of deposit	—	3,000,000	—	$3,000,000
Total	$100,000	$3,000,000	$—	$3,100,000

As of March 31, 2010, the Company does not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.  The Company may have additional disclosure requirements in the event an impairment of the Company’s nonfinancial assets occurs in a future period.

Fair Value of Other Financial Instruments

The Company has other financial instruments, such as accounts receivable, accounts payable and accrued taxes and other expenses, which are stated at carrying amounts that approximate fair value because of the short maturity of those instruments. The carrying amount of the Company’s long-term debt approximates fair value as the interest rate on the debt approximates the Company’s current incremental borrowing rate.

(6)                    Share-Based Compensation

Share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company issues share-based payments through several plans, which are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2009.  The compensation cost that has been charged against income for those plans is as follows:

	Three Months Ended
	31-Mar-2010	31-Mar-2009
Cost of sales	$—	$—
Selling, general & administrative expense	194,838	257,677
Total share-based compensation expense	$194,838	$257,677

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $69,000 and $90,000 for the three-month periods ended March 31, 2010, and 2009, respectively.

The following is a summary of stock option activity under all plans for the three-month period ended March 31, 2010:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	996,609	$3.03
Granted	—	—
Exercised	(169,375)	2.87
Cancelled or expired	—	—
Outstanding at March 31, 2010	827,234	$3.07	$6,045,443
Options exercisable at March 31, 2010	805,984	$3.02	$5,932,068
Vested and expected to vest at March 31, 2010	827,234	$3.07	$6,045,443

During the three months ended March 31, 2010, and 2009, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was $1,249,033 and $0, respectively, and the total amount of consideration received from the exercised options was $486,092 and $0, respectively.

At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes.  During the three-month period ended March 31, 2010, 62,202 shares were surrendered at a market price of $10.42.  No shares were surrendered during the period ended March 31, 2009.

During the three-month periods ended March 31, 2010, and 2009, the Company recognized compensation expenses related to stock options granted to directors and employees of $7,509 and $19,975, respectively.

On February 19, 2010, the Company’s Compensation Committee approved the issuance of 25,000 shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2010.  The Company has recorded compensation expense of $48,125 during the three-month period ended March 31, 2010, based on the grant date price of $7.70 at February 19, 2010.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the three-month period ended March 31, 2010:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2009	276,124	$5.19
Awarded	78,570	7.70
Shares distributed	(23,000)	6.35
Shares exchanged for cash	—	—
Forfeited / cancelled	—	—
Outstanding at March 31, 2010	331,694	$5.70

During the three-month periods ended March 31, 2010, and 2009, the Company recorded compensation expense related to RSUs of $139,204 and $211,202, respectively.

(7)                    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	31-Mar-2010	31-Dec-2009
Raw materials	$4,964,331	$4,924,228
Work in process	634,994	699,102
Finished goods	2,462,778	2,574,813
Less reserves for obsolescense	(564,137)	(550,626)
Total inventory	$7,497,966	$7,647,517

(8)                    Preferred Stock

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

(9)                    Earnings Per Share

Basic earnings per share computations are based on the weighted average number of shares of common stock outstanding.  Diluted earnings per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute diluted net income per share consisted of the following:

	Three Months Ended
	31-Mar-2010	31-Mar-2009
Weighted average common shares outstanding, basic	5,996,902	5,713,495
Weighted average common equivalent shares due to stock options and RSUs	644,706	439,477
Weighted average common shares outstanding, diluted	6,641,608	6,152,972

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive.  For the three-month periods ended March 31, 2010, and 2009, the number of stock awards excluded from the computation was 41,769 and 154,139, respectively.

(10)              Segment Reporting

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

The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segments based on net income.

Inter-segment transactions are uncommon and not material.  Therefore, they have not been reflected separately in the financial table below.  Revenues from customers outside of the United States are not material.  No customer comprised over 10% of the Company’s consolidated revenues during the three-month period ended March 31, 2010.  All of the Company’s assets are located in the United States.

	Three Months Ended 31-Mar-2010			Three Months Ended 31-Mar-2009
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$9,000,680	$19,699,786	$28,700,466	$9,988,126	$11,619,637	$21,607,763
Net income	143,079	1,368,303	$1,511,382	173,519	171,442	$344,961

ITEM 2:                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “plan,” “estimate,” and other expressions, which are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements.  Examples of forward-looking statements included in this report include, without limitation, statements regarding the anticipated performance of the Company and statements regarding prospects for the markets in which the Company competes, and the overall economy.

Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements.  Other examples of these risks, uncertainties, and other factors include, without limitation, the following: economic conditions that affect sales of the products of the Company’s customers, risks associated with the identification of suitable acquisition candidates and the successful, efficient execution and integration of such acquisitions, actions by the Company’s competitors, and the ability of the Company to respond to such actions, the ability of the Company to obtain new customers, the ability of the Company to achieve positive results in spite of competition, evolving customer requirements, difficulties associated with the roll-out of new products, decisions by customers to cancel or defer orders for the Company’s products that previously had been accepted, the costs of compliance with the requirements of Sarbanes-Oxley, and general economic and industry conditions and other factors.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  All of the forward-looking statements are qualified in their entirety by reference to the risk factors and other disclaimers described in the Company’s filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics, and fiber products.  The Company serves a myriad of markets, but specifically targets opportunities in the medical, aerospace and defense, automotive, computers and electronics, industrial, and consumer markets.

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

On July 7, 2009, the Company acquired substantially all of the assets of E.N. Murray Co. (“ENM”), a Denver, Colorado-based foam fabricator.  ENM specializes in the fabrication of technical urethane foams, primarily for the medical industry.  Like the 2008 acquisition of Stephenson & Lawyer, Inc., this acquisition brings to the Company further access and expertise in fabricating technical urethane foams and a seasoned management team.

On August 24, 2009, the Company acquired selected assets of Advanced Materials, Inc. (“AMI”), a wholly-owned subsidiary of Advanced Materials Group, Inc.  Located in Rancho Dominguez, California, AMI specialized in the fabrication of technical urethane foams, primarily for the medical industry.

On October 29, 2009, the Company’s largest customer, Recticel Interiors North America, filed for bankruptcy protection pursuant to Chapter 11 of the bankruptcy code.  On October 29, 2009, the Company was owed $897,445 from Recticel, all of which was within contractual payment terms.  The Company had not recorded a specific reserve against this receivable in its December 31, 2009, financial statements, as the Company believed that full collection was probable.  The entire $897,445 was paid on March 8, 2010.  The Company expects that the bankruptcy filing will have no impact on future orders from Recticel, and that program volumes will fluctuate based upon consumer demand for the program vehicles.

In the first quarter of 2010, the Company experienced revenue growth from its newly acquired businesses (which are primarily focused on the medical market) and increased demand for automobile interior trim parts, overlaid on a streamlined organization.  As a result, the Company significantly increased its net income in the first quarter of 2010.  Both sales of $28.7 million and net income of $1.5 million represented the Company’s strongest first quarter on record.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Sales

Sales for the three-month period ended March 31, 2010, increased 32.8% to $28.7 million from sales of $21.6 million for the same period in 2009.  The increase in sales was primarily due to sales from operations acquired during 2009 of approximately $5.7 million (Component Products segment) and increased sales of interior trim parts to the automotive industry of approximately $2.2 million (Component Products segment).

Gross Profit

Gross profit as a percentage of sales (gross margin) increased to 26.0% for the three-month period ended March 10, 2010, from 22.9% for the same period in 2009.  The increase in gross margin is primarily due to the fixed components of cost of sales measured against higher sales.

Selling, General and Administrative Expenses

Selling, General, and Administrative expenses (“SG&A”) increased 14.1% to $5.0 million for the three-month period ended March 31, 2010, from $4.4 million for the same period in 2009.

As a percentage of sales, SG&A decreased to 17.5% for the three-month period ended March 31, 2010, from 20.3% in the same period of 2009.  The increase in SG&A for the three-month period ended March 31, 2010, is primarily due to SG&A from newly acquired companies of approximately $789,000 (Component Products segment).  The decrease in SG&A as a percentage of sales is primarily due to the Company’s ability to leverage relatively fixed SG&A costs against higher sales.

Other Expenses

The Company recorded gains associated with the acquisition of selected assets of Foamade of approximately $81,000 for the three-month period ended March 31, 2009.  The acquisition of Foamade resulted in a bargain purchase gain, as the consideration paid was less than the fair market value of the net assets acquired.  The Company believes the net assets were acquired at a bargain purchase due to the overall weak economy.

Net interest expense declined for the three-month period ended March 31, 2010, to approximately $35,000, from $82,000 for the same period in 2009.  This decline is primarily due to lower average borrowings, lower interest rates, and interest earned on an increased cash position.

The Company recorded a tax expense of approximately 37% of income before income tax expense for the three-month period ended March 31, 2010.  The current period effective tax rate is higher than the 2009 effective tax rate of 35%, primarily due to the permanent difference in the nature of the gain recorded on the acquisitions during 2009.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

At March 31, 2010, and December 31, 2009, the Company’s working capital was approximately $30.0 million and $27.7 million, respectively.

The increase in working capital for the three-month period ended March 31, 2010, is primarily due to increased cash of approximately $2.1 million and a decrease in accrued expenses of approximately $1.5 million caused by income tax and year-end bonus payments partially offset by a decrease in accounts receivable of approximately $1.0 million that was due largely to the collection of $900,000 in past due amounts from the Company’s largest customer.

Net cash provided by operations for the three-month periods ended March 31, 2010, and 2009, was approximately $2.4 million and $1.3 million, respectively.  The increase in cash provided by operations was primarily attributable to increased profits of $1.2 million.

Cash used in investing activities during the three-month period ended March 31, 2010, was approximately $206,000, and was entirely the result of normal additions of manufacturing machinery and equipment.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  At March 31, 2010, the Company had availability of approximately $14.5 million, based upon collateral levels as of that date.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the option of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant with which it was in compliance at March 31, 2010.  The Company’s $17 million revolving credit facility matures November 30, 2013; the term loans are all due on January 29, 2016.  The interest rate on these facilities was approximately 1.25% at March 31, 2010.

UDT has a mortgage note dated May 22, 2007, collateralized by the Florida facility, which is included within long-term debt in the condensed consolidated financial statements.  The note had an original principal balance of $786,000 and calls for 180 monthly payments of $7,147.  The interest rate is fixed at approximately 7.2%.

The Company has no significant capital commitments in 2010, but plans on adding capacity to enhance operating efficiencies in its manufacturing plants.  The Company may consider additional acquisitions of companies, technologies, or products in 2010 that are complementary to its business.  The Company believes that its existing resources, including its revolving credit facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through at least the end of 2010.  However, there can be no assurances that such financing will be available at favorable terms, if at all.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at March 31, 2010, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Funds due in	Operating Leases	Grand Rapids Mortgage	Equipment Loan	Term Loans	Georgetown Mortgage	UDT Mortgage	Debt Interest	Supplemental Retirement Plan	Total
2010	$1,367,453	$150,000	$4,625	$216,270	$69,225	$28,015	$168,341	$72,188	$2,076,117
2011	1,356,139	200,000	35,096	288,360	92,300	39,120	209,361	75,000	2,295,376
2012	1,185,901	200,000	—	288,360	92,300	42,025	192,107	75,000	2,075,693
3013	779,534	200,000		288,360	92,300	45,147	174,265	75,000	1,654,606
2014 & after	588,853	3,033,333	—	624,784	1,399,883	540,456	624,918	170,833	6,983,060
	$5,277,880	$3,783,333	$39,721	$1,706,134	$1,746,008	$694,763	$1,368,992	$468,021	$15,084,852

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations in the period ended March 31, 2010, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At March 31, 2010, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

ITEM 4:                                         CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, they concluded that the disclosure controls and procedures were effective.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:                                     OTHER INFORMATION

ITEM 1A:                               RISK FACTORS

Information regarding risk factors appears in Part I — Item 2 of this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Statements” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, in Part I — Item 1A under “Risk Factors” and in Part II — Item 7 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 6:                                         EXHIBITS

The following exhibits are included herein:

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

May 14, 2010	By:	/s/ R. Jeffrey Bailly
Date	R. Jeffrey Bailly
Chairman, Chief Executive Officer,
President, and Director
(Principal Executive Officer)

May 14, 2010	By:	/s/ Ronald J. Lataille
Date	Ronald J. Lataille
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.