Form 10-Q
period 2010-06-30
UFP TECHNOLOGIES INC
filed 2010-08-10
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2010

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
[Do not check if a smaller reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐;  No ☒

6,212,592 shares of registrant’s Common Stock, $.01 par value, were outstanding as of July 27, 2010.

UFP Technologies, Inc.

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Jun-10	31-Dec-09
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents (UDT: $107,823 and $166,940, respectively)	$19,239,859	$14,998,514
Receivables, net	14,339,961	14,218,005
Inventories, net	7,992,840	7,647,517
Prepaid expenses	780,843	476,381
Deferred income taxes	1,406,030	1,410,780
Total current assets	43,759,533	38,751,197
Property, plant and equipment (UDT: $2,731,792 and $2,731,792, respectively)	44,150,362	43,582,578
Less accumulated depreciation and amortization (UDT: ($1,592,322) and ($1,543,826), respectively)	(32,564,101)	(31,364,683)
Net property, plant, and equipment	11,586,261	12,217,895
Goodwill	6,481,037	6,481,037
Other assets, net	1,905,946	2,001,667
Total assets	$63,732,777	$59,451,796
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (UDT: $37,826 and $36,591, respectively)	$624,640	$623,007
Accounts payable	5,065,721	4,273,625
Accrued taxes and other expenses (UDT: $29,399 and $12,900, respectively)	5,030,206	6,152,826
Total current liabilities	10,720,567	11,049,458
Long-term debt, excluding current installments (UDT: $647,540 and $666,750, respectively)	7,189,394	7,501,823
Deferred income taxes	737,065	776,877
Retirement and other liabilities	1,212,563	1,118,197
Total liabilities	19,859,589	20,446,355
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,152,171 shares at June 30, 2010, and 5,945,357 shares at December 31, 2009	61,522	59,454
Additional paid-in capital	16,160,502	15,009,613
Retained earnings	27,258,810	23,465,812
Total UFP Technologies, Inc. stockholders’ equity	43,480,834	38,534,879
Noncontrolling interests	392,354	470,562
Total stockholders’ equity	43,873,188	39,005,441
Total liabilities and stockholders’ equity	$63,732,777	$59,451,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	30-Jun-2010	30-Jun-2009	30-Jun-2010	30-Jun-2009
Net sales	$29,957,495	$20,959,033	$58,657,961	$42,566,796
Cost of sales	20,910,659	15,588,069	42,153,871	32,253,044
Gross profit	9,046,836	5,370,964	16,504,090	10,313,752
Selling, general & administrative expenses	5,387,357	4,415,829	10,399,342	8,806,807
Operating income	3,659,479	955,135	6,104,748	1,506,945
Interest expense, net	(34,137)	(54,138)	(69,324)	(135,677)
Other income	12,000	—	12,000	4,000
Gain on acquisitions	—	—	—	80,578
Income before income tax expense	3,637,342	900,997	6,047,424	1,455,846
Income tax expense	1,339,997	318,487	2,227,634	512,527
Net income from consolidated operations	2,297,345	582,510	3,819,790	943,319
Net income attributable to noncontrolling interests	(15,729)	(16,312)	(26,792)	(32,160)
Net income attributable to UFP Technologies, Inc.	$2,281,616	$566,198	$3,792,998	$911,159
Net income per share attributable to UFP Technologies, Inc.:
Basic	$0.37	$0.10	$0.63	$0.16
Diluted	$0.34	$0.09	$0.57	$0.15
Weighted average common shares outstanding:
Basic	6,138,249	5,787,070	6,067,966	5,750,282
Diluted	6,725,398	6,190,770	6,690,894	6,175,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	30-Jun-2010	30-Jun-2009
Cash flows from operating activities:
Net income from consolidated operations	$3,819,790	$943,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,634,248	1,321,028
Gain on fixed asset disposals	(12,000)	(4,000)
Gain on acquisitions	—	(80,578)
Stock issued in lieu of cash compensation	79,248	183,500
Share-based compensation	570,624	545,503
Deferred income taxes	(35,062)	47,880
Changes in operating assets and liabilities:
Receivables, net	(121,956)	2,771,208
Inventories, net	(345,323)	1,584,442
Prepaid expenses	(304,462)	(368,727)
Accounts payable	792,096	(27,826)
Accrued taxes and other expenses	(1,122,620)	(1,668,898)
Retirement and other liabilities	94,366	122,464
Other assets	(21,813)	(199,985)
Net cash provided by operating activities	5,027,136	5,169,330
Cash flows from investing activities:
Additions to property, plant, and equipment	(885,080)	(679,850)
Acquisition of Foamade Industries, Inc. assets	—	(375,000)
Proceeds from fixed asset disposals	12,000	4,000
Net cash used in investing activities	(873,080)	(1,050,850)
Cash flows from financing activities:
Principal repayments of long-term debt	(310,796)	(267,301)
Proceeds from the issuance of long-term debt	—	4,000,000
Proceeds from exercise of stock options	311,877	8,875
Payment of statutory withholdings for stock options exercised	(304,403)	—
Principal repayments of capital lease obligations	—	(1,612,665)
Distribution to United Development Company partners (noncontrolling interests)	(105,000)	(105,000)
Tax benefit from exercise of non-qualified stock options	495,611	—
Net cash provided by financing activities	87,289	2,023,909
Net increase in cash and cash equivalents	4,241,345	6,142,389
Cash and cash equivalents at beginning of period	14,998,514	6,729,370
Cash and cash equivalents at end of period	$19,239,859	$12,871,759

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

The condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2010, and 2009, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010, and 2009, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three- and six-month periods ended June 30, 2010, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.

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

(3)                    Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Six Months Ended
	30-Jun-2010	30-Jun -2009
Interest	$92,440	$147,214
Income taxes, net of refunds	$2,769,000	$226,500

During the six-month period ended June 30, 2010, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling $343,750.

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

	30-Jun -2010	31-Dec-2009
Cash	$107,823	$166,940
Net property, plant, and equipment	$1,139,470	$1,187,966
Accrued expenses	$29,399	$12,900
Current and long-term debt	$685,366	$703,341

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

The Company’s assets and liabilities that are measured at fair value consist of money market funds and certificates of deposit, both considered cash equivalents, which are categorized by the levels discussed above and in the table below:

30-Jun-2010	Level 1	Level 2	Level 3	Total
Money market funds	$50,000	$—	$—	$50,000
Certificates of deposit	—	3,000,000	—	$3,000,000
Total	$50,000	$3,000,000	$—	$3,050,000

31-Dec-2009	Level 1	Level 2	Level 3	Total
Money market funds	$100,000	$—	$—	$100,000
Certificates of deposit	—	3,000,000	—	$3,000,000
Total	$100,000	$3,000,000	$—	$3,100,000

As of June 30, 2010, the Company does not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.  The Company may have additional disclosure requirements in the event an impairment of the Company’s nonfinancial assets occurs in a future period.

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

The Company issues share-based payments through several plans, which are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2009.  The compensation cost that has been charged against income for those plans is as follows:

	Three Months Ended		Six Months Ended
	30-Jun-2010	30-Jun-2009	30-Jun-2010	30-Jun-2009
Cost of sales	$—	$—	$—	$—
Selling, general & administrative expense	375,786	287,826	570,624	545,503
Total share-based compensation expense	$375,786	$287,826	$570,624	$545,503

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $136,000 and $104,000 for the three-month periods ended June 30, 2010, and 2009, respectively, and approximately $206,000 and $196,000 for the six-month periods ended June 30, 2010, and 2009, respectively.

The following is a summary of stock option activity under all plans for the three-month period ended June 30, 2010:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	996,609	$3.03
Granted	75,349	9.27
Exercised	(235,725)	2.78
Cancelled or expired	—	—
Outstanding at June 30, 2010	836,233	$3.67	$4,610,409
Options exercisable at June 30, 2010	763,793	$3.22	$4,548,209
Vested and expected to vest at June 30, 2010	836,233	$3.67	$4,610,409

During the six months ended June 30, 2010, and 2009, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was $1,747,962 and $2,725, respectively, and the total amount of consideration received from the exercised options was $655,627 and $8,875, respectively.

At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes.  During the six-month period ended June 30, 2010, 62,202 shares were surrendered at a market price of $10.42.  No shares were surrendered during the six-month period ended June 30, 2009.

During the three-month periods ended June 30, 2010, and 2009, the Company recognized compensation expenses related to stock options granted to directors and employees of $163,244 and $114,989, respectively.  During the six-month periods ended June 30, 2010, and 2009, the Company recognized compensation expense of $170,753 and $134,964, respectively.

On February 19, 2010, the Company’s Compensation Committee approved the issuance of 25,000 shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2010.  The Company has recorded compensation expense of $48,125 and $96,250 during the three- and six-month periods ended June 30, 2010, respectively, based on the grant date price of $7.70 at February 19, 2010.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the six-month period ended June 30, 2010:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2009	276,124	$5.19
Awarded	78,570	7.70
Shares distributed	(23,000)	6.35
Shares exchanged for cash	—	—
Forfeited / cancelled	—	—
Outstanding at June 30, 2010	331,694	$5.70

During the three-month periods ended June 30, 2010, and 2009, the Company recorded compensation expense related to RSUs of $164,417 and $146,337, respectively.  During the six-month periods ended June 30, 2010, and 2009, the Company recorded compensation expense related to RSUs of $303,621 and $357,539, respectively.

It has been the Company’s practice to allow executive officers to take a portion of their earned bonuses in the form of the Company’s common stock.  The value of the stock received by executive officers, measured at the closing price on the date of grant, was $79,248 and $183,500 for the six-month periods ended June 30, 2010, and 2009, respectively.

(7)                    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following:

	30-Jun-2010	31-Dec-2009
Raw materials	$5,217,950	$4,924,228
Work in process	736,868	699,102
Finished goods	2,695,159	2,574,813
Less reserves for obsolescense	(657,137)	(550,626)
Total inventory	$7,992,840	$7,647,517

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

The weighted average number of shares used to compute diluted net income per share consisted of the following:

	Three Months Ended		Six Months Ended
	30-Jun-2010	30-Jun-2009	30-Jun-2010	30-Jun-2009
Weighted average common shares outstanding, basic	6,138,249	5,787,070	6,067,966	5,750,282
Weighted average common equivalent shares due to stock options and RSUs	587,149	403,700	622,928	424,943
Weighted average common shares outstanding, diluted	6,725,398	6,190,770	6,690,894	6,175,225

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive.  For the three- and six-month periods ended June 30, 2010, the number of stock awards excluded from the computation was 107,118 for both periods.  For the three- and six-months periods ended June 30, 2009, the number of stock awards excluded from the computation was 154,139 for both periods.

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

Inter-segment transactions are uncommon and not material.  Therefore, they have not been reflected separately in the financial table below.  Revenues from customers outside of the United States are not material.  No customer comprised over 10% of the Company’s consolidated revenues during the six-month period ended June 30, 2010.  All of the Company’s assets are located in the United States.

	Three Months Ended 30-Jun-2010			Three Months Ended 30-Jun-2009
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$10,129,899	$19,827,596	$29,957,495	$8,447,422	$12,511,611	$20,959,033
Net income (loss) attributable to UFP Technologies, Inc.	587,313	1,694,303	$2,281,616	(13,381)	579,579	$566,198

	Six Months Ended 30-Jun-2010			Six Months Ended 30-Jun-2009
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$19,130,579	$39,527,382	$58,657,961	$18,435,548	$24,131,248	$42,566,796
Net income attributable to UFP Technologies, Inc.	730,392	3,062,606	$3,792,998	160,138	751,021	$911,159

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On October 29, 2009, the Company’s largest customer, Recticel Interiors North America, filed for bankruptcy protection pursuant to Chapter 11 of the bankruptcy code.  On October 29, 2009, the Company was owed $897,445 from Recticel, all of which was within contractual payment terms.  The Company had not recorded a specific reserve against this receivable in its December 31, 2009, financial statements, as the Company believed that full collection was probable.  The entire $897,445 was paid on March 8, 2010.  Recticel has since emerged from bankruptcy and the Company has experienced no interruption in orders.

In the first half of 2010, the Company experienced revenue growth from its newly acquired businesses (which are primarily focused on the medical market) and increased demand for automobile interior trim parts, overlaid on a streamlined organization.  As a result, the Company significantly increased its net income in the first two quarters of 2010.  Sales and net income for the first half of 2010 are up $16.1 million and $2.9 million, respectively, over the comparable 2009 period.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Sales

Sales for the three-month period ended June 30, 2010, increased 43% to $30.0 million from sales of $21.0 million for the same period in 2009.  Sales for the six-month period ended June 30, 2010, were $58.7 million or 38% higher than sales of $42.6 million for the same period in 2009.  The increases in sales for the three- and six-month periods ended June 30, 2010, were primarily due to sales from businesses acquired during 2009 of approximately $4.7 million and $10.5 million, respectively (Component Products segment) and increased sales of interior trim parts to the automotive industry of approximately $1.9 million and $4.1 million, respectively (Component Products segment).

Gross Profit

Gross profit as a percentage of sales (gross margin) increased to 30.2% and 28.1% for the three- and six-month periods ended June 30, 2010, from 25.6% and 24.2% for the same periods in 2009.  The increase in gross margin is primarily due to the fixed components of cost of sales (overhead) measured against higher sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased 22% to $5.4 million for the three-month period ended June 30, 2010, from $4.4 million for the same period in 2009.  SG&A increased 18% to $10.4 million for the six-month period ended June 30, 2010, from $8.8 million for the six-month period ended June 30, 2009.  The increase in SG&A for the three- and six-month periods ended June 30, 2010, is primarily due to SG&A from newly acquired companies of approximately $790,000 and $1.6 million, respectively (Component Products segment).

As a percentage of sales, SG&A decreased to 18.0% and 17.7% for the three- and six-month periods ended June 30, 2010, from 21.1% and 20.7%, respectively, for the same three- and six-month periods of 2009.  The decrease in SG&A as a percentage of sales in both the three- and six-month periods ended June 30, 2010, is primarily due to the Company’s ability to leverage relatively fixed SG&A costs against higher sales.

Other Expenses

Net interest expense declined for the three- and six-month periods ended June 30, 2010, to approximately $34,000 and $69,000, respectively, from $54,000 and $136,000, respectively, for the same 2009 periods.  This decline is primarily due to lower average borrowings and interest earned on an increased cash position.

The Company recorded a tax expense of approximately 37% of income before income tax expense for both the three- and six-month periods ended June 30, 2010, compared to an income tax expense of approximately 35% in both the three- and six-month periods ended June 30, 2009.  The current period effective tax rate is higher than the 2009 effective tax rate primarily due to the permanent difference in the nature of the gain recorded on the acquisitions during 2009.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

At June 30, 2010, and December 31, 2009, the Company’s working capital was approximately $33.0 million and $27.7 million, respectively.  The increase in working capital for the six-month period ended June 30, 2010, is primarily due to increased cash of approximately $4.2 million and a decrease in accrued expenses of approximately $1.1 million caused by income tax and year-end bonus payments partially offset by an increase in accounts payable of approximately $800,000.

Net cash provided by operations for the six-month periods ended June 30, 2010, and 2009, was approximately $5.0 million and $5.2 million, respectively.  The slight decline in cash generated from operations is primarily due to an increase in net income of approximately $2.9 million, partially offset by an increase in accounts receivable and inventories of approximately $467,000 in the six-month period ended June 30, 2010, compared to a decrease in accounts receivable and inventories of approximately $4.4 million in the six-month period ended June 30, 2009.  The large reduction in accounts receivable and inventories in the six-month period ended June 30, 2009, was primarily due to soft sales in the first half of 2009.

Cash used in investing activities during the six-month period ended June 30, 2010, was approximately $875,000, and was entirely the result of normal additions of manufacturing machinery and equipment.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  At June 30, 2010, the Company had availability of approximately $15.8 million, based upon collateral levels as of that date.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the option of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant with which it was in compliance at June 30, 2010.  The Company’s $17 million revolving credit facility matures November 30, 2013; the term loans are all due on January 29, 2016.  The interest rate on these facilities was approximately 1.25% at June 30, 2010.

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

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at June 30, 2010, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Funds due in	Operating Leases	Grand Rapids Mortgage	Equipment Loan	Term Loans	Georgetown Mortgage	UDT Mortgage	Debt Interest	Supplemental Retirement Plan	Total
2010	$991,968	$100,000	$3,262	$144,180	$46,150	$18,617	$111,152	$48,125	$1,463,454
2011	1,728,620	200,000	35,097	288,360	92,300	39,120	209,361	75,000	2,667,858
2012	1,186,901	200,000	—	288,360	92,300	42,025	192,107	75,000	2,076,693
3013	779,534	200,000	—	288,360	92,300	45,147	174,265	75,000	1,654,606
2014 & after	588,853	3,033,333	—	624,784	1,399,883	540,456	624,918	170,833	6,983,060
	$5,275,876	$3,733,333	$38,359	$1,634,044	$1,722,933	$685,365	$1,311,803	$443,958	$14,845,671

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations during the six-month period ended June 30, 2010, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At June 30, 2010, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

ITEM 5:	OTHER INFORMATION

The Annual Meeting of Stockholders of the Company was held on June 9, 2010, whereby the stockholders voted: (i) to elect two Class-II directors for terms of office until the 2013 Annual Meeting of Stockholders, and (ii) to ratify CCR LLP as Independent Registered Public Accountants.

(i)        Votes for the election of directors were cast as follows:

	For	Withheld	Abstained	Broker Non Vote
Kenneth L. Gestal	2,477,091	772,750	0	1,772,233
Thomas Oberdorf	3,156,325	93,516	0	1,772,233

(ii)       Votes to ratify CCR LLP as Independent Registered Public Accountants:

For	Against	Abstained	Broker Non Vote
5,017,420	4,454	200	0

ITEM 6:	EXHIBITS

The following exhibits are included herein:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date:	August 10, 2010	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date:	August 10, 2010	By:	/s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.