Form 10-Q
period 2010-09-30
UFP TECHNOLOGIES INC
filed 2010-11-12
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2010

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

6,215,592 shares of registrant’s Common Stock, $.01 par value, were outstanding as of November 3, 2010.

UFP Technologies, Inc.

PART I:                FINANCIAL INFORMATION

ITEM 1:                FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Sep-10	31-Dec-09
	(unaudited)
Assets
Current assets:
Cash and cash equivalents (UDT: $276,057 and $166,940, respectively)	$22,375,536	$14,998,514
Receivables, net	14,157,583	14,218,005
Inventories, net	8,339,730	7,647,517
Prepaid expenses	580,274	476,381
Deferred income taxes	1,403,655	1,410,780
Total current assets	46,856,778	38,751,197
Property, plant and equipment (UDT: $2,756,792 and $2,731,792, respectively)	44,714,982	43,582,578
Less accumulated depreciation and amortization (UDT: ($1,616,570) and ($1,543,826), respectively)	(33,264,876)	(31,364,683)
Net property, plant, and equipment	11,450,106	12,217,895
Goodwill	6,481,037	6,481,037
Other assets, net	1,967,889	2,001,667
Total assets	$66,755,810	$59,451,796
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt (UDT: $38,673 and $36,591, respectively)	$655,725	$623,007
Accounts payable	5,192,386	4,273,625
Accrued taxes and other expenses (UDT: $187,650 and $12,900, respectively)	5,562,240	6,152,826
Total current liabilities	11,410,351	11,049,458
Long-term debt, excluding current installments (UDT: $637,674 and $666,750, respectively)	7,002,158	7,501,823
Deferred income taxes	717,159	776,877
Retirement and other liabilities	1,339,971	1,118,197
Total liabilities	20,469,639	20,446,355
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,215,592 shares at September 30, 2010, and 5,945,357 shares at December 31, 2009	62,156	59,454
Additional paid-in capital	16,193,457	15,009,613
Retained earnings	29,623,650	23,465,812
Total UFP Technologies, Inc. stockholders’ equity	45,879,263	38,534,879
Noncontrolling interests	406,908	470,562
Total stockholders’ equity	46,286,171	39,005,441
Total liabilities and stockholders’ equity	$66,755,810	$59,451,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep-2010	30-Sep-2009	30-Sep-2010	30-Sep-2009
Net sales	$30,467,998	$27,620,250	$89,125,959	$70,187,046
Cost of sales	21,562,022	20,165,974	63,715,893	52,419,018
Gross profit	8,905,976	7,454,276	25,410,066	17,768,028

Selling, general & administrative expenses	5,102,787	5,070,639	15,502,129	13,877,466
Operating income	3,803,189	2,383,637	9,907,937	3,890,562
Interest expense, net	(34,922)	(52,935)	(104,246)	(188,612)
Other income	—	10,171	12,000	14,171
Gain on acquisitions	—	759,092	—	839,690
Income before income tax expense	3,768,267	3,099,965	9,815,691	4,555,811
Income tax expense	1,388,873	976,856	3,616,507	1,489,383

Net income from consolidated operations	2,379,394	2,123,109	6,199,184	3,066,428
Net income attributable to noncontrolling interests	(14,554)	(10,367)	(41,346)	(42,527)
Net income attributable to UFP Technologies, Inc.	$2,364,840	$2,112,742	$6,157,838	$3,023,901

Net income per share attributable to UFP Technologies, Inc.:
Basic	$0.38	$0.36	$1.01	$0.52
Diluted	$0.35	$0.34	$0.92	$0.49

Weighted average common shares outstanding:
Basic	6,214,777	5,894,218	6,117,441	5,799,094
Diluted	6,784,650	6,300,714	6,727,859	6,221,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	30-Sep-2010	30-Sep-2009
Cash flows from operating activities:
Net income from consolidated operations	$6,199,184	$3,066,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,393,690	2,045,274
Gain on fixed asset disposals	(12,000)	(4,000)
Gain on acquisitions	—	(839,690)
Stock issued in lieu of cash compensation	79,248	183,500
Share-based compensation	772,931	701,891
Deferred income taxes	(52,593)	71,820
Changes in operating assets and liabilities:
Receivables, net	60,422	25,880
Inventories, net	(692,213)	1,440,145
Prepaid expenses	(103,893)	(182,135)
Accounts payable	918,761	886,618
Accrued taxes and other expenses	(590,586)	(352,000)
Retirement and other liabilities	221,774	187,297
Other assets	(142,523)	(322,055)
Net cash provided by operating activities	9,052,202	6,908,973
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,449,600)	(1,234,616)
Acquisition of Foamade Industries, Inc. assets	—	(375,000)
Acquisition of E.N. Murray Co. assets, net of cash acquired	—	(1,440,534)
Acquisition of Advanced Materials, Inc. assets	—	(620,000)
Proceeds from fixed asset disposals	12,000	4,000
Net cash used in investing activities	(1,437,600)	(3,666,150)
Cash flows from financing activities:
Principal repayments of long-term debt	(466,947)	(420,999)
Proceeds from the issuance of long-term debt	—	4,000,000
Proceeds from exercise of stock options	324,267	125,894
Payment of statutory withholdings for stock options exercised and restricted stock units	(485,511)	—
Principal repayments of capital lease obligations	—	(1,612,665)
Distribution to United Development Company partners (noncontrolling interests)	(105,000)	(105,000)
Tax benefit from exercise of non-qualified stock options	495,611	—
Net cash (used in) provided by financing activities	(237,580)	1,987,230
Net increase in cash and cash equivalents	7,377,022	5,230,053
Cash and cash equivalents at beginning of period	14,998,514	6,729,370
Cash and cash equivalents at end of period	$22,375,536	$11,959,423

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

The condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2010, and 2009, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010, and 2009, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three- and nine-month periods ended September 30, 2010, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2010.

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

(3)                    Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Nine Months Ended
	30-Sep-2010	30-Sep-2009
Interest	$81,847	$191,151
Income taxes, net of refunds	$4,103,653	$997,765

During the nine-month period ended September 30, 2010, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling $343,750.

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

	30-Sep-2010	31-Dec-2009
Cash	$276,057	$166,940
Net property, plant, and equipment	$1,140,222	$1,187,966
Accrued expenses	$187,650	$12,900
Current and long-term debt	$676,347	$703,341

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

The Company’s assets and liabilities that are measured at fair value consist of money market funds and certificates of deposit, both considered cash equivalents, which are categorized by the levels discussed above and in the table below:

30-Sep-2010	Level 1	Level 2	Level 3	Total
Money market funds	$—	$—	$—	$—
Certificates of deposit	—	4,500,000	—	$4,500,000
Total	$—	$4,500,000	$—	$4,500,000

31-Dec-2009	Level 1	Level 2	Level 3	Total
Money market funds	$100,000	$—	$—	$100,000
Certificates of deposit	—	3,000,000	—	$3,000,000
Total	$100,000	$3,000,000	$—	$3,100,000

As of September 30, 2010, the Company does not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.  The Company may have additional disclosure requirements in the event an impairment of the Company’s nonfinancial assets occurs in a future period.

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

The Company issues share-based payments through several plans, which are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2009.  The compensation cost that has been charged against income for those plans is as follows:

	Three Months Ended		Nine Months Ended
	30-Sep-2010	30-Sep-2009	30-Sep-2010	30-Sep-2009
Cost of sales	$—	$—	$—	$—
Selling, general & administrative expense	202,307	156,388	772,931	701,891
Total share-based compensation expense	$202,307	$156,388	$772,931	$701,891

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $72,000 and $57,000 for the three-month periods ended September 30, 2010, and 2009, respectively, and approximately $278,000 and $252,000 for the nine-month periods ended September 30, 2010, and 2009, respectively.

The following is a summary of stock option activity under all plans for the nine-month period ended September 30, 2010:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	996,609	$3.03
Granted	104,849	9.35
Exercised	(238,725)	2.80
Cancelled or expired	—	—
Outstanding at September 30, 2010	862,733	$3.87	$6,759,106
Options exercisable at September 30, 2010	787,733	$3.42	$6,527,931
Vested and expected to vest at September 30, 2010	862,733	$3.87	$6,759,106

During the nine months ended September 30, 2010, and 2009, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was $1,762,812 and $75,375, respectively, and the total amount of consideration received from the exercised options was $668,017 and $125,894, respectively.

At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes.  During the nine-month period ended September 30, 2010, 62,202 shares were surrendered at a market price of $10.42.  No shares were surrendered during the nine-month period ended September 30, 2009.

During the three-month periods ended September 30, 2010, and 2009, the Company recognized compensation expenses related to stock options granted to directors and employees of $18,843 and $7,509, respectively.  During the nine-month periods ended September 30, 2010, and 2009, the Company recognized compensation expense of $189,596 and $142,473, respectively.

The compensation expense for stock options granted during the nine-month periods ended September 30, 2010, and 2009, was based on the intrinsic fair market value of the options, using a lattice-based option valuation model with the assumptions noted as follows:

	2010	2009
Expected volatility	66% - 83%	69% - 84%
Expected dividends	—	—
Risk free interest rate	2.0% - 3.2%	3.6%
Exercise price	market value on the date of grant	market value on the date of grant
Imputed life	4-8 years (output in lattice-based model)	4-8 years (output in lattice-based model)

The weighted average grant date fair value of options granted during the nine-month periods ended September 30, 2010, and 2009, was $3.89 and $1.83, respectively.

On February 19, 2010, the Company’s Compensation Committee approved the issuance of 25,000 shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2010.  The Company has recorded compensation expense of $48,125 and $144,377 during the three- and nine-month periods ended September 30, 2010, respectively, based on the grant date price of $7.70 at February 19, 2010.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the nine-month period ended September 30, 2010:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2009	276,124	$5.19
Awarded	78,570	7.70
Shares distributed	(103,000)	5.62
Shares exchanged for cash	—	—
Forfeited / cancelled	—	—
Outstanding at September 30, 2010	251,694	$5.80

During the three-month periods ended September 30, 2010, and 2009, the Company recorded compensation expense related to RSUs of $135,339 and $122,379, respectively.  During the nine-month periods ended September 30, 2010, and 2009, the Company recorded compensation expense related to RSUs of $438,958 and $479,918, respectively.

Upon vesting, RSUs are in some instances net-share settled to cover the required withholding tax, and the remaining amount is converted into the equivalent number of common shares.  During the nine-month period ended September 30, 2010, 19,579 shares were redeemed for this purpose at a market price of $9.25.

It has been the Company’s practice to allow executive officers to take a portion of their earned bonuses in the form of the Company’s common stock.  The value of the stock received by executive officers, measured at the closing price on the date of grant, was $79,248 and $183,500 for the nine-month periods ended September 30, 2010, and 2009, respectively.

(7)                    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following at the stated dates:

	30-Sep-2010	31-Dec-2009
Raw materials	$5,422,643	$4,924,228
Work in process	697,458	699,102
Finished goods	2,683,798	2,574,813
Less reserves for obsolescense	(464,169)	(550,626)
Total inventory	$8,339,730	$7,647,517

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

The weighted average number of shares used to compute diluted net income per share consisted of the following:

	Three Months Ended		Nine Months Ended
	30-Sep-2010	30-Sep-2009	30-Sep-2010	30-Sep-2009
Weighted average common shares outstanding, basic	6,214,777	5,894,218	6,117,441	5,799,094
Weighted average common equivalent shares due to stock options and RSUs	569,873	406,496	610,418	422,801
Weighted average common shares outstanding, diluted	6,784,650	6,300,714	6,727,859	6,221,895

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive.  For both the three- and nine-month periods ended September 30, 2010, the number of stock awards excluded from the computation was 101,769.  For the three- and nine-months periods ended September 30, 2009, the number of stock awards excluded from the computation was 155,683 and 220,440, respectively.

(10)              Segment Reporting

The Company is organized based on the nature of the products and services that it offers.  Under this structure, the Company produces products within two distinct segments: Engineered Packaging and Component Products.  Within the Engineered Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics, and pulp fiber to provide customers with cushion packaging for their products.  Within the Component Products segment, the Company primarily uses cross-linked polyethylene and technical urethane foams to provide customers in the automotive, athletic, leisure, and health and beauty industries with custom-designed products for numerous purposes.

The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segments based on operating income.

Inter-segment transactions are uncommon and not material.  Therefore, they have not been reflected separately in the financial table below.  Revenues from customers outside of the United States are not material.  No customer comprised over 10% of the Company’s consolidated revenues during the nine-month period ended September 30, 2010.  All of the Company’s assets are located in the United States.

The Company has expanded the disclosure of various financial statement accounts in its segment reporting and, in doing so, has revised its allocation of corporate amounts to the two segments.  Prior year numbers have been adjusted to conform to the same allocation method.

	Three Months Ended 30-Sep-2010				Three Months Ended 30-Sep-2009
	Engineered Packaging	Component Products	Unallocated Assets	Total UFPT	Engineered Packaging	Component Products	Unallocated Assets	Total UFPT
Net sales	$10,656,280	$19,811,718	$—	$30,467,998	$9,750,988	$17,869,262	$—	$27,620,250
Operating income	1,096,528	2,706,661	—	$3,803,189	952,064	1,431,573	—	$2,383,637
Total assets	16,905,064	27,475,210	22,375,536	$66,755,810	16,820,523	28,013,441	11,959,423	$56,793,387
Depreciation / amortization	265,603	493,839	—	$759,442	242,019	482,227	—	$724,246
Capital expenditures	454,635	109,885	—	$564,520	318,811	235,955	—	$554,766

	Nine Months Ended 30-Sep-2010				Nine Months Ended 30-Sep-2009
	Engineered Packaging	Component Products	Unallocated Assets	Total UFPT	Engineered Packaging	Component Products	Unallocated Assets	Total UFPT
Net sales	$29,786,859	$59,339,100	$—	$89,125,959	$28,186,536	$42,000,510	$—	$70,187,046
Operating income	2,323,329	7,584,608	—	$9,907,937	1,260,188	2,630,374	—	$3,890,562
Total assets	16,905,064	27,475,210	22,375,536	$66,755,810	16,820,523	28,013,441	11,959,423	$56,793,387
Depreciation / amortization	854,824	1,538,866	—	$2,393,690	817,404	1,227,870	—	$2,045,274
Capital expenditures	1,085,949	363,651	—	$1,449,600	801,548	433,068	—	$1,234,616

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

In the first nine months of 2010, the Company experienced revenue growth from its recently acquired businesses (which are primarily focused on the medical market) and increased demand for automobile interior trim parts, overlaid on a streamlined organization.  As a result, the Company significantly increased its net income in the nine-month period ended September 30, 2010.  Sales and net income for the nine-month period ended September 30, 2010, are up $18.9 million and $3.1 million, respectively, over the comparable 2009 period.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Sales

Sales for the three-month period ended September 30, 2010, increased 10.3% to $30.5 million from sales of $27.6 million for the same period in 2009.  Sales for the nine-month period ended September 30, 2010, were $89.1 million or 27.0% higher than sales of $70.2 million for the same period in 2009.  The increase in sales for the three-month period ended September 30, 2010, was primarily due to increased sales of interior trim parts to the automotive industry of approximately $1.5 million (Component Products segment).  The increase in sales for the nine-month period ended September 30, 2010, was primarily due to sales from businesses acquired during 2009 (for the portion of the respective 2010 period that the businesses were not owned by the Company in the comparable period of 2009) of approximately $11.9 million (Component Products segment) and increased sales of interior trim parts to the automotive industry of approximately $5.7 million (Component Products segment).

Gross Profit

Gross profit as a percentage of sales (gross margin) increased to 29.2% and 28.5% for the three- and nine-month periods ended September 30, 2010, from 27.0% and 25.3% for the same periods in 2009.  The increase in gross margin for both periods is primarily due to the fixed components of cost of sales (overhead) measured against higher sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased slightly to just over $5.1 million for the three-month period ended September 30, 2010, from just under $5.1 million for the same period in 2009.  SG&A increased 11.7% to $15.5 million for the nine-month period ended September 30, 2010, from $13.9 million for the nine-month period ended September 30, 2009.  The increase in SG&A for the nine-month period ended September 30, 2010, is primarily due to SG&A from newly acquired companies of approximately $1.8 million (Component Products segment).

As a percentage of sales, SG&A decreased to 16.7% and 17.4% for the three- and nine-month periods ended September 30, 2010, from 18.4% and 19.8%, respectively, for the same three- and nine-month periods of 2009.  The decrease in SG&A as a percentage of sales in both the three- and nine-month periods ended September 30, 2010, is primarily due to the Company’s ability to leverage relatively fixed SG&A costs against higher sales.

Other Expenses

Net interest expense declined for the three- and nine-month periods ended September 30, 2010, to approximately $35,000 and $104,000, respectively, from $53,000 and $189,000, respectively, for the same 2009 periods.  This decline is primarily due to lower average borrowings and interest earned on an increased cash position.

The Company recorded a tax expense of approximately 37% of income before income tax expense for both the three- and nine-month periods ended September 30, 2010, compared to an income tax expense of approximately 31.5% and 32.7% in the three- and nine-month periods ended September 30, 2009, respectively.  The lower effective tax rate in both the three- and nine-month periods ended September 30, 2009, is primarily due to the permanent difference in the nature of the gain recorded on the acquisitions during 2009.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

At September 30, 2010, and December 31, 2009, the Company’s working capital was approximately $35.4 million and $27.7 million, respectively.  The increase in working capital for the nine-month period ended September 30, 2010, is primarily due to increased cash of approximately $7.4 million.

Net cash provided by operations for the nine-month periods ended September 30, 2010, and 2009, was approximately $9.1 million and $6.9 million, respectively.  The increase in cash generated from operations is primarily due to an increase in net income of approximately $3.1 million, partially offset by an increase in inventories of approximately $700,000 in the nine-month period ended September 30, 2010, compared to a decrease in inventories of approximately $1.4 million in the nine-month period ended September 30, 2009.  The increase in inventories in the nine-month period ended September 30, 2010 was primarily due to the overall increase in sales activity.

Cash used in investing activities during the nine-month period ended September 30, 2010, was approximately $1.4 million and was primarily the result of normal additions of manufacturing machinery and equipment.

Cash used in financing activities was approximately $238,000 in the nine-month period ended September 30, 2010, compared to cash generated from financing activities of approximately $2 million in the nine-month period ended September 30, 2009.  The change in cash from financing activities is due primarily to new mortgage debt secured in 2009 of approximately $4 million, partially offset by the repayment of capital lease debt of approximately $1.6 million.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  At September 30, 2010, the Company had availability of approximately $15.6 million, based upon collateral levels as of that date.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the option of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant with which it was in compliance at September 30, 2010.  The Company’s $17 million revolving credit facility matures November 30, 2013; the term loans are all due on January 29, 2016.  The interest rate on these facilities was approximately 1.25% at September 30, 2010.

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

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at September 30, 2010, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Funds due in	Operating Leases	Grand Rapids Mortgage	Equipment Loan	Term Loans	Georgetown Mortgage	UDT Mortgage	Debt Interest	Supplemental Retirement Plan	Total
2010	$460,934	$50,000	$1,295	$72,090	$23,075	$9,599	$55,041	$24,063	$696,097
2011	1,599,943	200,000	35,096	288,359	92,300	39,120	209,361	75,000	2,539,179
2012	1,186,901	200,000	—	288,360	92,300	42,025	192,107	75,000	2,076,693
3013	779,534	200,000	—	288,360	92,300	45,147	174,265	75,000	1,654,606
2014 & after	588,853	3,033,333	—	624,785	1,399,883	540,456	624,918	170,833	6,983,061
	$4,616,165	$3,683,333	$36,391	$1,561,954	$1,699,858	$676,347	$1,255,692	$419,896	$13,949,636

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations during the nine-month period ended September 30, 2010, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At September 30, 2010, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

ITEM 4:                                         CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

UFP TECHNOLOGIES, INC.

Date:	November 12, 2010	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date:	November 12, 2010	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.