Form 10-K
period 2010-12-31
UFP TECHNOLOGIES INC
filed 2011-03-16
CIK 914156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number:  001-12648

UFP Technologies, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	04-2314970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

172 East Main Street, Georgetown, MA – USA	01833-2107
(Address of principal executive offices)	(Zip Code)

(978) 352-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market L.L.C.
Preferred Share Purchase Rights	The NASDAQ Stock Market L.L.C.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $39,156,840, based on the closing price of $9.18 on that date as reported on the NASDAQ Capital Market.

As of March 2, 2011, there were 6,382,060 shares of common stock, $0.01 par value per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Shareholders.	Part III

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). These statements involve known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our prospects, anticipated advantages we expect to realize from our acquisition strategies, our participation and growth in multiple markets, our business opportunities, our growth potential and strategies for growth, and any indication that we may be able to sustain or increase our sales and earnings, or our sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation, risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this Report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of this Report, as well as the risks and uncertainties discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

ITEM 1.              BUSINESS

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

The Company’s high-performance packaging solutions are made primarily from polyethylene and polyurethane foams, and a wide range of sheet plastics. These solutions are custom-designed and fabricated or molded to provide protection for fragile and valuable items, and are sold primarily to original equipment and component manufacturers. Molded fiber products are made primarily from 100% recycled paper principally derived from waste newspaper. These products are custom-

designed, engineered and molded into shapes for packaging high-volume consumer goods, including computer components, light electronics, candles, and health and beauty products.

In addition to packaging solutions, the Company fabricates and molds component products made from cross-linked polyethylene foams, reticulated polyurethane foams, and other specialty materials. The Company also laminates fabrics and other materials to cross-linked polyethylene foams, polyurethane foams, and other substrates. The Company’s component products include automotive interior trim, athletic padding, industrial safety belts, medical device components, air filtration, high-temperature insulation, abrasive nail files and other beauty aids, anti-fatigue mats, and shock-absorbing inserts used in athletic and leisure footwear.

The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc., its wholly-owned subsidiaries, Moulded Fibre Technology, Inc., Simco Industries, Inc. and its wholly-owned subsidiary Simco Automotive Trim, Inc., and Stephenson & Lawyer, Inc. and its wholly-owned subsidiary, Patterson Properties Corporation. The Company also consolidates United Development Company Limited (“UDT”), of which the Company owns 26.32% (see Note 8). Unless context otherwise requires, the term “Company” refers to UFP Technologies, Inc. and its consolidated subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Wine Packs®, T-Tubes®, BioShell®, and Pro-Sticks® are our U.S. registered trademarks. Each trademark, trade name, or service mark of any other company appearing in this Report belongs to its respective holder.

Our principal executive offices are located at 172 East Main Street, Georgetown, Massachusetts 01833; telephone number 978-352-2200; corporate website www.ufpt.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Market Overview

Packaging

The interior cushion packaging market is characterized by three primary sectors: (1) custom fabricated or molded products for low-volume, high-fragility products; (2) molded or die-cut products for high-volume, industrial and consumer goods; and (3) loose fill and commodity packaging materials for products that do not require custom-designed packaging. Packaging solutions are used to contain, display, and/or protect their contents during shipment, handling, storage, marketing, and use. The Company serves both the low-volume, high-fragility market and the high-volume industrial and consumer market, with a range of materials and manufacturing capabilities, but does not materially serve the commodity packaging market.

The low-volume, high-fragility market is generally characterized by annual production volumes of less than 50,000 pieces. Typical goods in this market include precision instruments, medical devices, sensitive electronic components, and other high-value industrial products that are very sensitive to shock, vibration, and other damage that may occur during shipment and distribution. The principal materials used to package these goods include polyethylene and polyurethane foams, foam-in-place polyurethane, and molded expanded polystyrene. Polyurethane and polyethylene foams have high shock absorbency, high resiliency, and vibration-damping characteristics.

The higher-volume consumer packaging market is generally characterized by annual production volumes in excess of 50,000 pieces. Typical goods in this market include toys, light electronics, computers and computer peripherals, stereo equipment, and small appliances. These goods generally do not require as high a level of shock and vibration protection as goods in the low-volume, high-fragility market. The principal materials used to package these goods include various molded, rigid, and foamed plastics, such as expanded polystyrene foam (EPS), vacuum-formed polystyrene (PS) and polyvinyl chloride (PVC), and corrugated die-cut inserts that generally are less protective and less expensive than resilient foams and molded fiber.

Component Products

Component Products’ applications of foam and other types of plastics are numerous and diverse. Examples include automotive interior components, medical devices, toys, gaskets, health and beauty products, and carrying cases. Cross-linked polyethylene foams have many of the same properties as traditional polyethylene foams, including lightweight, durability, resiliency, and flexibility. Cross-linked foams have many advantages over traditional foams, including the ability to be thermoformed (molded), availability in vibrant colors, a fine cell structure providing improved esthetics and lower abrasiveness, and enhanced resistance to chemicals and ultraviolet light. Certain grades of cross-linked foams can be radiation-sterilized and have been approved by the U.S. Food and Drug Administration for open wound skin contact.

Cross-linked foam can be combined with other materials to increase product applications and market applications. For example, cross-linked foams can be laminated to fabrics to produce lightweight, flexible, and durable insoles for athletic and walking shoes, weight lifting and industrial safety belts, gun holsters, backpacks, and other products for the leisure, athletic, and retail markets. The Company believes that, as a result of their many advantages, cross-linked foam and cross-linked foam laminated products are being used in a wide range of markets as substitutes for traditional rubber, leather, and other product material alternatives.

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

Regulatory Climate

The packaging industry has been subject to user, industry, and legislative pressure to develop environmentally-responsible packaging alternatives that reduce, reuse, and recycle packaging materials. Government authorities have enacted legislation relating to source reduction, specific product bans, recycled content, recyclability requirements, and “green marketing” restrictions.

In order to provide packaging that complies with all regulations regardless of a product’s destination, manufacturers seek packaging materials that meet both environmentally-related demands and performance specifications. Some packaging manufacturers have responded by reducing product volume and ultimate waste product disposal through reengineering traditional packaging solutions; adopting new manufacturing processes; participating in recovery and reuse systems for resilient materials that are inherently reusable; creating programs to recycle packaging following its useful life; and developing materials that use a high percentage of recycled content in their manufacture. Wherever feasible, the Company employs one or more of these techniques to create environmentally-responsible packaging solutions.

Products

The Company’s products include foam, plastic, and fiber packaging solutions, and component products.

Packaging Solutions

The Company designs, manufactures, and markets a broad range of packaging solutions primarily using polyethylene, polyurethane, cross-linked polyethylene foams, and rigid plastics. These solutions are custom-designed and fabricated or molded to provide protection for less durable, higher-value items, and are primarily sold to original equipment and component manufacturers. Examples of the Company’s packaging solutions include end-cap packs for computers, corner blocks for telecommunications consoles, anti-static foam packs for printed circuit boards, die-cut or routed inserts for cases, molded foam enclosures for orthopedic products, and plastic trays for medical devices and components. Markets for these products are typically characterized by lower to moderate volumes where performance, such as shock absorbency and vibration damping, is valued.

The Company’s engineering personnel collaborate directly with customers to study and evaluate specific customer requirements. Based on the results of this evaluation, packaging solutions are engineered to customer specifications, using various types and densities of materials with the goal of providing the desired protection for the lowest cost and with the lowest physical package volume. The Company believes its engineering expertise, breadth of material offerings, and manufacturing capabilities have enabled it to provide unique solutions to achieve these goals.

The markets for the Company’s molded fiber packaging and vacuum-formed trays are characterized by high-volume production runs and require rapid manufacturing turnaround times. Raw materials used in the manufacture of molded fiber are primarily recycled newspaper, and a variety of other grades of recycled paper and water. Raw materials used in vacuum-formed plastics include polystyrene (PS) and polyvinyl chloride (PVC). These products compete with expanded polystyrene (EPS) and manually assembled corrugated die-cut inserts.

The Company’s molded fiber products provide customers with packaging solutions that are more responsive to stringent environmental packaging regulations worldwide and meet the demands of environmentally-aware consumers, while simultaneously meeting customer cost and performance objectives.

Component Products

The Company specializes in engineered products that use the Company’s close tolerance manufacturing capabilities, its expertise in various foam materials and lamination techniques, and its ability to manufacture in clean room environments. The Company’s component products are sold primarily to customers in the automotive, sporting goods, medical, beauty, leisure, and footwear industries. These products include automotive interior trim, athletic and industrial safety belts, components for medical equipment and devices, cosmetic applicators, air conditioner filters, abrasive nail files and other beauty aids, anti-fatigue mats, and shock-absorbing inserts used in athletic and leisure footwear.

The Company believes it is one of the largest purchasers of cross-linked foam in the United States and as a result it has been able to establish important relationships with the relatively small number of suppliers of this product. Through its strong relationships with cross-linked foam suppliers, the Company believes it is able to offer customers a wide range of cross-linked foam products.

The Company benefits from its ability to custom-design its own proprietary manufacturing equipment in conjunction with its machinery suppliers. For example, the Company has custom-designed its own lamination machines, allowing it to achieve adhesive bonds between cross-linked foam and fabric and other materials that do not easily combine. These specialty laminates typically command higher prices than traditional foam products.

The Company has developed a variety of standard products that are branded and, in some cases, trademarked and patented. These products include Wine Packs® (wine shipping solutions made from molded fiber); T-Tubes® (tube and pipe insulation for clean room environments); BioShell® (pharmaceutical bag protection system); and Pro-Sticks® (sanitary solution for nail care services).

Marketing and Sales

The Company goes to market through three major brands: United Foam, Simco Automotive, and Molded Fiber. Each brand represents specific materials, capabilities, and services the Company offers. The Company markets its brands through websites, online advertising and directories, press releases, and trade shows and expositions.

The Company markets and sells its packaging and component products in the United States principally through direct regional sales forces comprised of skilled engineers. The Company also uses independent manufacturer representatives to sell its products. The Company’s sales engineers collaborate with customers and in-house design and manufacturing experts to develop custom-engineered solutions on a cost-effective basis. The Company markets a line of products to the health and beauty industry, primarily through distributors. The Company believes its sales are somewhat seasonal, with increased sales in the second and fourth quarters.

The top customer in the Company’s Component Products segment, Recticel Interiors North America, comprised 13.9% of that segment’s total sales and 9.3% of the Company’s total sales for the year ended December 31, 2010. No one customer’s sales exceeded 10% of the Packaging segment sales for the year ended December 31, 2010. The loss of Recticel as a customer could have a material adverse effect on the Company.

Manufacturing

The Company’s manufacturing operations consist primarily of cutting, molding, vacuum-forming, laminating, and assembling. For custom-molded foam products, the Company’s skilled engineering personnel analyze specific customer requirements to design and build prototype products to determine product functionality. Upon customer approval, prototypes are converted to final designs for commercial production runs. Molded cross-linked foam products are produced in a thermoforming process using heat, pressure, and precision metal tooling.

Cushion foam packaging products that do not utilize cross-linked foam are fabricated by cutting shapes from blocks of foam, using specialized cutting tools, routers, water jets, and hot wire equipment, and assembling these shapes into the final product using a variety of foam welding or gluing techniques. Products can be used on a stand-alone basis or bonded to another foam product or other material such as a corrugated medium.

Laminated products are produced through a process whereby the foam medium is heated to the melting point. The heated foam is then typically bonded to a non-foam material through the application of mechanical pressure.

Molded fiber products are manufactured by vacuum-forming a pulp of recycled or virgin paper materials onto custom-engineered molds. With the application of vacuum and air, the molded parts are pressed and transferred to an in-line conveyorized dryer, from which they exit ready for packing or subsequent value-added operations.

The Company does not manufacture any of the raw materials used in its products. With the exception of certain grades of cross-linked foam and technical polyurethane foams, these raw materials are available from multiple supply sources. Although the Company relies upon a limited number of suppliers for cross-linked foam, the Company’s relationships with such suppliers are good, and the Company expects that these suppliers will be able to meet its requirements for cross-linked foam. Any delay or interruption in the supply of raw materials could have a material adverse effect on the Company’s business.

Research and Development

The Company’s engineering personnel continuously explore design and manufacturing techniques, as well as new innovative materials to meet the unique demands and specifications of its customers. Because the Company’s products tend to have relatively short life cycles, research and development is an integral part of the Company’s ongoing cost structure.

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

The component products industry is also highly competitive. The Company’s component products face competition primarily from smaller companies that typically concentrate on production of component products for specific industries. The Company believes its access to a wide variety of materials, its engineering expertise, its ability to combine foams with other materials such as plastics and laminates, and its ability to manufacture products in a clean room environment, will enable it to continue to compete effectively in the engineered component products market. The Company’s component products also compete with products made from a wide range of other materials, including rubber, leather and other foams.

The Company believes its customers typically select vendors based on price, product performance, product reliability, and customer service. The Company believes it is able to compete effectively with respect to these factors in each of its targeted markets.

Patents and Other Proprietary Rights

The Company relies upon trade secrets, patents, and trademarks to protect its technology and proprietary rights. The Company believes the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how, and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and may continue to make efforts to obtain patents, when available, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will be upheld if challenged.

The Company has four U.S. patents relating to its molded fiber technology (including certain proprietary machine designs), and has patents with respect to such technology in certain foreign countries. The Company also has a total of twelve U.S. patents relating to technologies including foam and packaging, automotive trim, tool control, patterned nail file, and superforming process technologies, as well as patents with respect to such technologies in certain foreign countries. The Company also has some patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology, or will not be challenged or circumvented by others. The expiration dates for the Company’s U.S. patents range from 2012 through 2024.

Environmental Considerations

In addition to offering molded fiber packaging products made from recycled paper derived primarily from post-consumer newspaper waste, the Company actively promotes its philosophy of reducing product volume and resulting post-user product waste. The Company designs products to provide optimum performance with minimum material. In addition, the Company participates in a recovery and reuse program for certain of its plastic packaging products. The Company is aware of public support for environmentally-responsible packaging and other products. Future government action may impose restrictions affecting the industry in which the Company operates. There can be no assurance that any such action will not adversely impact the Company’s products and business.

Backlog

The Company’s backlog, as of February 12, 2011, and February 15, 2010, totaled approximately $9.6 million and $10.1 million, respectively, for the Packaging segment, and $17.7 million and $15.5 million, respectively, for the Component Products segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period.

Employees

As of January 30, 2011, the Company had a total of 609 full-time employees (as compared to 603 full-time employees as of January 31, 2010), with 358 full-time employees in the Component Products segment (37 in engineering, 265 in manufacturing operations, 26 in marketing, sales, and support services, and 30 in general and administration) and 251 full-time employees in the Packaging segment (29 in engineering, 187 in manufacturing, 17 in marketing, sales and support services, and 18 in general and administration). The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

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

A limited number of customers typically represent a significant percentage of our revenues in any given year. Our top ten customers represent approximately 31% and 32.1% of our total revenues in 2010 and 2009, respectively. A single automotive program accounted for approximately 13.9% and 13.0%, respectively, of our Component Products segment sales and approximately 9.3% and 8.0% of our total sales in 2010 and 2009, respectively. The program is scheduled to phase out beginning in the third quarter of 2011, although it is uncertain at this time whether the phase-out will occur as scheduled. Assuming the phase-out occurs as scheduled, we expect sales from this program to decline over the next three years. Our revenues are directly dependent on the ability of our customers to develop, market, and sell their products in a timely, cost-effective manner. The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and financial results. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer.

We may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause us to not realize anticipated benefits.

Our business strategy includes the potential acquisition of businesses and entering into joint ventures and other business combinations that we expect will complement and expand our business. For example, during 2009 we acquired selected assets of Foamade Industries, Inc., E.N. Murray Co., and Advanced Materials, Inc. as discussed in Note 19 of the “Notes to Consolidated Financial Statements.” We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. Our identification of suitable acquisition candidates and joint venture opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing future acquisitions or joint ventures, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions or joint ventures that we complete. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Our failure to identify suitable acquisition or joint venture opportunities may restrict our ability to grow our business.

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

The cost of raw materials that we use to manufacture our products, particularly petroleum and petroleum-based raw materials, are subject to escalation and could increase, which may materially adversely affect our business, financial condition and results of operations.

The cost of raw materials, including petroleum and petroleum-based raw materials such as resins, used in the production of our products, represents a significant portion of our direct manufacturing costs. We have provisions in most of our sales orders that allow us to pass on to our customers price fluctuations related to certain raw materials, including petroleum. The number of customers to which we are not able to pass on such price increases may increase in the future, and any such increase could adversely affect our operating margins and cash flows. Any fluctuations in the price of petroleum, or any other material used in the production of our products, may have a material adverse effect on our business, financial condition and results of operations. Such price increases could reduce demand for our products. If we are not able to buy raw materials at fixed prices, or pass on price increases to our customers, we may lose orders or enter into orders with less favorable terms, any of which could have a material adverse effect on our business, financial condition and results of operations.

Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs.

We use electricity and natural gas at our manufacturing facilities to operate our equipment. Over the past several years, prices for electricity and natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, or a natural disaster, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally as well as an increase in the cost of our raw materials, of which many are petroleum-based. In addition, increased energy costs negatively impact our freight costs due to higher fuel prices. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a material adverse effect upon our business and results of operations.

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

Based on information made available to us, we believe that our executive officers, directors and their affiliates collectively owned approximately 18% of our outstanding shares of common stock as of March 2, 2011. As a result, those stockholders may, if acting together, control or exert substantial influence over actions requiring stockholders’ approval, including elections of our directors, amendments to our certificate of incorporation, mergers, sales of assets or other business acquisitions or dispositions.

As a public company, we need to comply with the reporting obligations of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Act of 2010. If we fail to comply with the reporting obligations of these laws or if we fail to maintain adequate internal controls over financial reporting, our business, results of operations and financial condition, and investors’ confidence in us, could be materially and adversely affected.

As a public company, we are required to comply with the periodic reporting obligations of the Exchange Act, including preparing annual reports, quarterly reports and current reports. We are also subject to certain of the provisions of the Sarbanes-Oxley and Dodd-Frank Acts which, among other things, require enhanced disclosure of business, financial, compensation and governance information. Our failure to prepare and disclose this information in a timely manner could subject us to penalties under federal securities laws, expose us to lawsuits, and restrict our ability to access financing. We may identify areas requiring improvement with respect to our internal control over financial reporting, and we may be required to design enhanced processes and controls to address issues identified. This could result in significant delays and cost to us and require us to divert substantial resources, including management time, from other activities. If we fail to maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.

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

ITEM 2.              PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts(1)	57,600	(owned by the Company)	Headquarters, fabrication, molding, test lab, clean room, and engineering for Component Products segment
Haverhill, Massachusetts	48,772	02/28/2013	Flame lamination for the Component Products segment
Atlanta, Georgia	47,000	04/30/2014	Fabrication and engineering for the Component Products segment
Gainesville, Georgia	2,500	04/30/2012	Engineering and design for the Packaging Segment
Ventura, California	48,300	month-to-month	Fabrication and engineering for the Component Products segment
Grand Rapids, Michigan(1)	255,260	(owned by the Company)	Fabrication and engineering for the Component Products segment
Rancho Dominguez, California	56,000	11/14/2011	Fabrication and engineering for the Component Products segment
Denver, Colorado	18,270	(owned by the Company)	Fabrication and engineering for the Component Products segment
Denver, Colorado	28,383	(owned by the Company)	Fabrication and engineering for the Component Products segment
Raritan, New Jersey	67,125	02/28/2013	Fabrication, molding, test lab, clean-room, and engineering for the Packaging segment

Location	Square Feet	Lease Expiration Date	Principal Use
Kissimmee, Florida(1),(2)	49,400	12/31/2011	Fabrication, molding, test lab, and engineering for the Packaging segment
El Paso, Texas	40,000	06/30/2011	Warehousing and fabrication for the Packaging segment
Decatur, Alabama(2)	47,250	12/31/2011	Fabrication and engineering for the Packaging segment
Glendale Heights, Illinois	78,913	07/31/2014	Fabricating and engineering for the Packaging segment
Clinton, Iowa	60,000	12/31/2014	Molded fiber operations for the Packaging segment
Clinton, Iowa	62,000	02/28/2015	Molded fiber operations for the Packaging segment

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

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

From July 8, 1996, until April 18, 2001, the Company’s common stock was listed on the NASDAQ National Market under the symbol “UFPT.” Since April 19, 2001, the Company’s common stock has been listed on the NASDAQ Capital Market. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2009, to December 31, 2010:

Fiscal Year Ended December 31, 2009	High	Low
First Quarter	$6.10	$3.47
Second Quarter	5.20	4.03
Third Quarter	6.46	4.09
Fourth Quarter	7.10	5.91

Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$11.06	$6.50
Second Quarter	11.59	8.26
Third Quarter	12.03	8.51
Fourth Quarter	13.28	10.50

Number of Stockholders

As of February 15, 2011, there were 93 holders of record of the Company’s common stock.

Due to the fact that many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2009 or 2010. The Company presently intends to retain all of its earnings to provide funds for the operation of its business, although it would consider paying cash dividends in the future. The Company’s ability to pay dividends is subject to approval by its principal lending institution.

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

The Company also maintains the 2003 Incentive Plan, which provides the Company with the ability to offer up to 1,250,000 shares of equity-based incentives to present and future executives, and other employees who are in a position to contribute to the long-term success and growth of the Company.

Each of these plans and their amendments has been approved by the Company’s stockholders.

Summary plan information as of December 31, 2010, is as follows:

	Number of shares of UFPT common stock to be issued (1)	Weighted average exercise price of outstanding options	Number of shares of UFPT common stock remaining available for future issuance
1993 Employee Plan(2)	443,750	$2.31	302,293
1998 Director Plan	270,746	$6.14	237,240
Total Option Plans	714,496	$3.76	539,533
2003 Incentive Plan Options	50,000	$9.29	—
2003 Incentive Plan RSU	251,694	—	—
Total 2003 Incentive Plan	301,694	—	134,057
Total All Stock Plans	1,016,190	—	673,590

(1)  Will be issued upon exercise of outstanding options or vesting of stock unit awards.

(2)  The plan expired on April 12, 2010.

ITEM 6.              SELECTED FINANCIAL DATA

The following table summarizes our financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements appearing elsewhere in this document. The selected statements of operations data for the fiscal years ended December 31, 2010, 2009, and 2008, and the selected balance sheet data as of December 31, 2010, and 2009, are derived from the audited financial statements, which are included elsewhere in this document. The selected statements of operations data for the years ended December 31, 2007, and 2006, and the balance sheet data at December 31, 2008, 2007, and 2006, are derived from our audited financial statements not included in this document.

Selected Consolidated Financial Data:

	Years Ended December 31
Consolidated statement of operations	(in thousands, except per share data)
data(1)	2010	2009	2008		2007	2006
Net sales	$120,766	99,231	110,032		93,595	93,749
Gross profit	34,616	26,719	28,563		22,810	19,237
Operating income	14,380	8,180	8,425	(2)	7,247	5,054
Net income attributable to UFP Technologies, Inc.	9,247	5,929	5,116		4,159	2,515
Diluted earnings per share	1.37	0.94	0.82		0.71	0.45
Weighted average number of diluted shares outstanding	6,749	6,294	6,263		5,861	5,571

	As of December 31
	(in thousands)
Consolidated balance sheet data	2010	2009	2008	2007	2006
Working capital	$38,267	27,702	18,688	14,952	8,236
Total assets	71,809	59,452	48,723	45,553	39,037
Short-term debt and capital lease obligations	654	623	1,419	1,419	1,767
Long-term debt and capital lease obligations, excluding current portion	6,847	7,502	4,852	6,271	6,921
Total liabilities	21,583	20,446	16,832	20,726	19,796
Stockholders’ equity	50,226	39,005	31,890	24,827	19,241

(1) See Note 20 to the consolidated financial statements for segment information.

(2) Amount includes restructuring charges of $1.3 million.

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics, and fiber products. The Company serves a myriad of markets, but specifically targets opportunities in the automotive, computer and electronics, medical, aerospace and defense, industrial, and consumer markets.

On March 9, 2009, the Company acquired selected assets of the Hillsdale, Michigan, operations of Foamade Industries, Inc. (“Foamade”), a business specializing in the fabrication of technical urethane foams for a myriad of industries. The Company transitioned the acquired assets to its Grand Rapids, Michigan, plant.

On July 7, 2009, the Company acquired substantially all of the assets of E.N. Murray Co. (“ENM”), a Denver, Colorado-based foam fabricator. ENM specialized in the fabrication of technical urethane foams, primarily for the medical industry. This acquisition brought to the Company further access and expertise in fabricating technical urethane foams and a seasoned management team.

On August 24, 2009, the Company acquired selected assets of Advanced Materials, Inc. (“AMI”), a wholly-owned subsidiary of Advanced Materials Group, Inc. Located in Rancho Dominguez, California, AMI specialized in the fabrication of technical urethane foams, primarily for the medical industry.

In 2010, the Company experienced revenue growth from its 2009 acquired businesses (which are primarily focused on the medical market) as well as increased demand for automotive interior trim parts, overlaid on a streamlined organization. As a result, the Company achieved 2010 sales and operating income growth of 22% and 76%, respectively.

The Company’s strategy includes further organic growth and growth through strategic acquisitions.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s consolidated statements of operations:

	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.3%	73.1%	74.0%
Gross profit	28.7%	26.9%	26.0%
Selling, general, and administrative expenses	16.8%	18.7%	17.1%
Restructuring charge	0.0%	0.0%	1.2%
Operating income	11.9%	8.2%	7.7%
Total other expenses (income), net	0.0%	-0.7%	0.3%
Income before taxes	11.9%	8.9%	7.4%
Income tax expense	4.1%	2.9%	2.7%
Net income attributable to consolidated operations	7.8%	6.0%	4.7%
Net income attributable to non-controlling interests	0.1%	0.0%	0.0%
Net income attributable to UFP Technologies, Inc.	7.7%	6.0%	4.7%

2010 Compared to 2009

Net sales increased 21.7% to $120.8 million for the year ended December 31, 2010, from net sales of $99.2 million in the same period of 2009, driven primarily by the 2009 acquisitions of Foamade, ENM, and AMI (all within the Component Products segment). Without sales from these acquisitions for the portion of 2010 in which they were not owned in 2009, sales would have increased 10.0% to $109.1 million. The increase in sales excluding these acquisitions was largely due to increased demand for interior trim parts from the automotive industry of approximately $6.6 million (Component Products segment), as well as an increase in sales in the Packaging segment of approximately $2.3 million, due largely to the impact of the improved economy on demand for our customers’ parts.

Gross profit as a percentage of sales (“Gross Margin”) increased to 28.7% for the year ended December 31, 2010, from 26.9% in 2009. The increase in gross margin is primarily attributable to the Company’s ability to leverage sales growth against the fixed component of cost of sales (overhead), partially offset by lower-than-average margins from the increased sales of automotive trim parts (Component Products segment). Overhead as a percentage of sales decreased by 2.2% while material and direct labor collectively increased by 0.4%.

Selling, General, and Administrative Expenses (“SG&A”) increased 9.2% to $20.2 million for the year ended December 31, 2010, from $18.5 million in 2009. As a percentage of sales, SG&A was 16.8% and 18.7%, respectively, for the years ended December 31, 2010, and 2009. The increase in SG&A for the year ended December 31, 2010, is primarily due to increased SG&A associated with newly acquired companies of approximately $1.2 million (Component Products segment) and increased variable-based compensation of approximately $500,000 (primarily Component Products segment). The decrease in SG&A as a percentage of sales is primarily a result of the fixed-cost components of SG&A being measured against higher sales.

Interest expense net of interest income decreased to approximately $116,000 for the year ended December 31, 2010, from interest expense of approximately $233,000 in 2009. The decrease in interest expense is primarily attributable to higher interest earned on excess cash balances, as well as lower interest paid on declining term debt balances.

The Company recorded income tax expense as a percentage of pre-tax income of 34.8% and 32.0% for the year ended December 31, 2010 and 2009, respectively. The increase in effective tax rate for 2010 is primarily due to the non-taxable gains recorded on the acquisitions of Foamade, ENM, and AMI in 2009. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets will be realized, and has not recorded a tax valuation allowance at December 31, 2010. The Company will continue to assess the realizability of deferred tax assets and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carryforward period are reduced.

2009 Compared to 2008

Net sales decreased 9.8% to $99.2 million in the year ended December 31, 2009, from $110.0 million in the same period of 2008. Without sales from its newly acquired Foamade, ENM, and AMI operations (all within the Component Products segment), sales would have declined 19.5% for the year ended December 31, 2009. Sales in the Component Products segment (including those from the newly acquired operations) increased slightly to $61.0 million in 2009, from $60.8 million in 2008. Without sales from the newly acquired operations, Component Products sales would have declined 17.3% to $50.4 million for the year ended December 31, 2009. This decrease in sales is primarily due to a decrease in sales to the automotive industry of approximately $9.6 million. Sales in the Packaging segment decreased 22.2% to $38.2 million for the year ended December 31, 2009, from $49.2 million in the same period of 2008. The decrease in sales is largely due to a decrease in sales of $3.9 million to a key electronics customer and overall reduced demand for packaging because of the impact of the poor economy on demand for our customers’ products, partially offset by an increase in demand for environmentally-friendly molded fiber packaging of approximately $700,000.

Gross profit as a percentage of sales (“Gross Margin”) increased to 26.9% in 2009 from 26.0% in 2008. The improvement in gross margin is primarily attributable to Company-wide manufacturing efficiency and cost-cutting initiatives, as well as a favorable shift in product mix (lower auto sales); material cost as a percentage of sales is down 1.2%, partially offset by higher overhead as a percentage of sales due to the fixed-cost components of overhead measured against lower sales.

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

The Company recorded a restructuring charge of approximately $1.3 million during the year ended December 31, 2008, associated with the consolidation of its Macomb Township, Michigan, automotive operations into its newly acquired plant in Grand Rapids, Michigan. The $1.3 million charge was for the costs associated with vacating the Macomb Township premises, severance, relocation, and stay-bonuses for its employees, equipment moving and hook-up costs, and training and other start-up costs. As of December 31, 2008, the move was completed and all significant costs had been incurred. The Company believes cost savings exceeded $1.4 million as a result of the consolidation for the fiscal year ended December 31, 2009.

The Company recorded acquisition-related gains of approximately $840,000 for the year ended December 31, 2009. The acquisitions of Foamade, ENM, and AMI all resulted in bargain purchase gains, as the consideration paid was less than the fair market value of the net assets acquired. The Company believes the net assets were acquired at a bargain purchase due to the overall weak economy.

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

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally-generated cash.

As of December 31, 2010, and 2009, working capital was approximately $38.3 million and $27.7 million, respectively. The increase in working capital is primarily attributable to an increase in cash of approximately $9.4 million due to cash generated from operations and increased refundable income taxes of approximately $1.4 million, due to state tax planning opportunities and overpayment of estimated taxes, partially offset by an increase in accounts payable of approximately $900,000 due to the timing of year-end cash disbursements.

Cash provided from operations was approximately $12.6 million and $10.7 million in 2010 and 2009, respectively. The primary reasons for the increase in cash generated from operations in 2010 were an increase in profits of approximately $3.4 million, an increase in accrued taxes and other expenses of approximately $527,000 during the fiscal year ended December 31, 2010, partially offset by an increase in inventory of approximately $396,000 during the fiscal year ended December 31, 2010, and an increase in deferred and refundable income taxes of approximately $1.1 million during the fiscal year ended December 31, 2010.  Net cash used in investing activities in 2010 was approximately $3.3 million and was used primarily for the acquisition of new manufacturing equipment of approximately $2.0 million and the acquisition of previously leased commercial real estate in Denver, Colorado, relating to ENM’s operations of approximately $1.2 million.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA. The facility is comprised of: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization. Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels. Therefore, the entire $17 million may not be available to the Company. As of December 31, 2010, the Company had availability of approximately $15.7 million based upon collateral levels in place as of that date. The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan. Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant. The Company’s $17 million revolving credit facility matures November 30, 2013; the term loans are all due on January 29, 2016. At December 31, 2010, the interest rate on these facilities was 1.29%, and there were no borrowings outstanding on the line of credit.

UDT has a mortgage note collateralized by the Florida facility, dated May 22, 2007. The note had an original principal balance of $786,000 and calls for 180 monthly payments of $7,147. The interest rate is fixed at approximately 7.2%.

Commitments, Contractual Obligations, and Off-Balance-Sheet Arrangements

The following table summarizes the Company’s contractual obligations at December 31, 2010:

Payments due in:	Operating Leases	Grand Rapids Mortgage	Equipment Loans	Term Loans	Massachusetts Mortgage	UDT Mortgage	Debt Interest	Supplemental Retirement	Total
2011	$1,693,943	$200,000	$34,424	$288,361	$92,300	$39,246	$209,361	$75,000	$2,632,635
2012	1,327,901	200,000	—	288,358	92,300	41,899	192,107	75,000	$2,217,565
2013	920,534	200,000	—	288,360	92,300	45,147	174,265	75,000	$1,795,606
2014	605,718	200,000	—	288,360	92,300	48,213	156,378	45,833	$1,436,802
2015 and thereafter	30,135	2,833,333	—	336,424	1,307,583	492,370	468,540	125,000	$5,593,385
Total	$4,578,231	$3,633,333	$34,424	$1,489,863	$1,676,783	$666,875	$1,200,651	$395,833	$13,675,993

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above. The Company’s principal sources of funds are its operations and its revolving credit facility. Although the Company generated cash from operations in the year ended December 31, 2010, it cannot guarantee that its operations will generate cash in future periods.

The Company does not believe inflation has had a material impact on its results of operations in the last three years.

The Company had no off-balance-sheet arrangements in 2010, other than operating leases.

Critical Accounting Policies

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions, both in general and specifically in relation to the packaging industry, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The Company recognizes revenue at the time of shipment when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collection. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Determination of these criteria, in some cases, requires management’s judgment. Should changes in conditions cause management to determine that these criteria are not met for certain future transactions, revenue for any reporting period could be adversely affected.

Intangible Assets

Intangible assets include patents and other intangible assets. Intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from eight to 14 years. Indefinite-lived intangible assets are tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable.

Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The Company’s reporting units include its Component Products segment, Packaging segment (excluding its Molded Fiber operation), and its

Molded Fiber operation. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its annual goodwill impairment test as of December 31, 2010. Fair values of the reporting units were determined using a combination of several valuation methodologies, including income and market approaches, which include the use of Level 1 and Level 3 inputs (see Note 18 to the consolidated financial statements).

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances for doubtful accounts are determined by reviewing specific accounts the Company has deemed are at risk of being uncollectible and other credit risks associated with groups of customers. If the financial condition of the Company’s customers were to deteriorate or economic conditions were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required with a resulting charge to results of operations.

Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential obsolescence. Determining adequate reserves for inventory obsolescence requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the reserve balances.

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

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2010, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has four debt instruments where interest is based upon either the Prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes; however, the Company believes the market risk of the debt is minimal.

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

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

II-4.03**

10.01	Agreement between the Company and William H. Shaw.	A-10.08*, **

10.02	Agreement and Severance Agreement between the Company and Richard L. Bailly.	A-10.09*, **

10.03	Employee Stock Purchase Plan.	A-10.18**

10.04	1993 Combined Stock Option Plan, as amended.	I-10.19*, **

10.05	1993 Non-employee Director Stock Option Plan.	J-4.5**

10.06	Facility Lease between the Company and Raritan Associates.	A-10.22**

10.07	Facility Lease between the Company and Dana Evans d/b/a Evans Enterprises.	A-10.27**

10.08	Form of Indemnification Agreement for directors and officers of the Company.	A-10.30**

10.09	Facility Lease between the Company and Clinton Area Development Corporation.	K-10.37**

Number		Reference

10.10	Employment Agreement with R. Jeffrey Bailly dated April 4, 1995.	L-10.37*, **

10.11	Amended 1998 Employee Stock Purchase Plan.	M**

10.12	Facility Lease between the Company and Quadrate Development, LLC	N-10.43**

10.13	Amended 1998 Director Stock Option Incentive Plan, as amended	M, DD*, **

10.14	Amended Facility Lease between the Company and United Development Company Limited.	O-10.27**

10.15	Amended Facility Lease between the Company and United Development Company Limited.	O-10.28**

10.16	Amended Facility Lease between the Company and Ward Hill Realty Associates, LLC, successors in interest to Evans Enterprises of South Beach	P-10.30**

10.17	Credit and Security Agreement between the Company and Fleet Capital Corporation	Q-10.31**

10.18	Facility Lease between Simco Automotive Trim, Inc. and Insite Atlanta, LLC	R-10.31**

10.19	Amended Credit and Security Agreement between the Company and Fleet Capital Corporation.	S-10.33**

10.20	Facility lease between the Company and Clinton Base Company LLC	G-10.34**

10.21	Second Amendment to the Credit Agreement between the Company and Fleet Capital Corporation	T-10.35**

10.22	Third Amendment to the Credit and Security Agreement between the Company and Bank of America	U-10.37**

10.23	1998 Employee Stock Purchase Plan as amended	V-10.38**

10.24	Form of Stock Unit Award Agreement	W-10.40*,**

10.25	Executive Non-qualified Excess Plan	X-10.41*,**

10.26	UFP Technologies, Inc. 2003 Incentive Plan, as amended	Y-10.26, EE*,**

10.27	Promissory note of United Development Company Limited in favor of Bank of America, N.A. dated May 22, 2007	Y-10.27

10.28	Employment Agreement with R. Jeffrey Bailly dated October 8, 2007	Z-10.28*,**

10.29	Agreement and Plan of Merger dated as of January 14, 2008, among UFP Technologies, Inc., S&L Acquisition Corp., and Stephenson & Lawyer, Inc.	AA-10.29**

10.30	Form of 2008 Stock Unit Award Agreement	CC-10.30*,**

10.42	Amended facility lease between the Company and Rothbart Realty Co.	CC-10.42**

10.43	Amended facility lease between the Company and Rothbart Realty Co.	CC-10.43**

10.44	Amended facility lease between the Company and Quadrate Development, LLC	CC-10.44**

Number		Reference

10.45	Amended facility lease between the Company and Kessler Industries, Inc.	CC-10.45**

10.46	Amended facility lease between the Company and Raritan Johnson Associates, LLC	CC-10.46**

10.47	Amended facility lease between the Company and Ward Hill Realty Associates, LLC	CC-10.47**

10.48	Form of Stock Unit Award Agreement by and between UFP Technologies, Inc. and R. Jeffrey Bailly.	FF-10.48*,**

10.49	Third Amendment to Iowa facility lease, signed as of August 20, 2008, between Moulded Fibre Technology, Inc.(Tenant) and Clinton Base Company, LLC (Landlord).	GG-10.49**

10.50	Form of 2009 Stock Unit Award Agreement.	HH-10.50*,**

10.51	Amended and restated Credit and Security Agreement between the Company and Bank of America, N.A, dated January 27, 2009.	JJ-10.51**

10.52	2009 Non-Employee Director Stock Incentive Plan	KK-10.52*, **

10.53	Lease agreement dated July 29, 2009, between ProLogis and UFP Technologies, Inc.	LL-10.53**

10.54	Form of 2010 Stock Unit Award Agreement	MM-10.54*,**

10.55	Form of 2011 Stock Unit Award Agreement	NN-10.55*,**

10.56	Amendment to Employment Agreement with R. Jeffrey Bailly	OO-10.56*,**

10.57	Form of 2011 CEO Stock Unit Award Agreement	OO-10.57*,**

14.00	Code of Ethics	BB**

21.01	Subsidiaries of the Company.	Filed herewith

23.01	Consent of CCR LLP	Filed herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

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

MM. Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The number set forth herein is the number of the Exhibit in said Annual Report.

NN.        Incorporated by reference to the Company’s Current Report on Form 8-K filed February 25, 2011. The number set forth herein is the number of the Exhibit in said Report.

OO.        Incorporated by reference to the Company’s Current Report on Form 8-K filed March 8, 2011. The number set forth herein is the number of the Exhibit in said Report.

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

UFP TECHNOLOGIES, INC.

Date:	March 16, 2011	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 16, 2011
R. Jeffrey Bailly	President, and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Vice President,	March 16, 2011
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Richard L. Bailly	Director	March 16, 2011
Richard L. Bailly

/s/ Kenneth L. Gestal	Director	March 16, 2011
Kenneth L. Gestal

/s/ David B. Gould	Director	March 16, 2011
David B. Gould

/s/ Thomas Oberdorf	Director	March 16, 2011
Thomas Oberdorf

/s/ Marc Kozin	Director	March 16, 2011
Marc Kozin

/s/ David K. Stevenson	Director	March 16, 2011
David K. Stevenson

/s/ Robert W. Pierce, Jr.	Director	March 16, 2011
Robert W. Pierce, Jr.

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2010, and 2009

And for the Years Ended December 31, 2010, 2009, and 2008

With Report of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

UFP Technologies, Inc.

Georgetown, MA

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended December 31, 2010.  Our audits also included the financial statement schedule for each of the years in the three year period ended December 31, 2010 as listed in the index at Item 15(a)(2).  UFP Technologies, Inc.’s management is responsible for these consolidated financial statements and schedule.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UFP Technologies, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ CCR LLP
Westborough, Massachusetts
March 16, 2011

UFP TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2010	2009
Assets
Current assets:
Cash and cash equivalents (UDT: $277,698 and $166,940, respectively)	$24,433,761	$14,998,514
Receivables, net	14,633,375	14,218,005
Inventories, net	8,044,336	7,647,517
Prepaid expenses	1,035,301	476,381
Refundable income taxes	1,414,026	—
Deferred income taxes	1,208,848	1,410,780
Total current assets	50,769,647	38,751,197
Property, plant, and equipment (UDT: $2,756,792 and $2,731,792, respectively)	45,457,275	43,582,578
Less accumulated depreciation and amortization (UDT: $1,640,818 and $1,543,826, respectively)	(32,882,135)	(31,364,683)
Net property, plant, and equipment	12,575,140	12,217,895
Goodwill	6,481,037	6,481,037
Intangible assets	593,829	817,737
Other assets	1,389,375	1,183,930
Total assets	$71,809,028	$59,451,796
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,168,589	$4,273,625
Accrued taxes and other expenses (UDT: $12,900 and $12,900, respectively)	6,679,381	6,152,826
Current installments of long-term debt (UDT: $39,246 and $36,591, respectively)	654,331	623,007
Total current liabilities	12,502,301	11,049,458
Long-term debt, excluding current installments (UDT: $627,629 and $666,750, respectively)	6,846,947	7,501,823
Deferred income taxes	880,775	776,877
Retirement and other liabilities	1,352,529	1,118,197
Total liabilities	21,582,552	20,446,355
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,338,829 shares in 2010 and 5,945,357 shares in 2009	63,388	59,454
Additional paid-in capital	16,924,197	15,009,613
Retained earnings	32,712,904	23,465,812
Total UFP Technologies, Inc. stockholders’ equity	49,700,489	38,534,879
Non-controlling interests	525,987	470,562
Total stockholders’ equity	50,226,476	39,005,441
Total liabilities and stockholders’ equity	$71,809,028	$59,451,796

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2010	2009	2008
Net sales	$120,766,450	$99,231,334	$110,031,601
Cost of sales	86,150,720	72,511,919	81,468,539
Gross profit	34,615,730	26,719,415	28,563,062
Selling, general, and administrative expenses	20,235,540	18,539,005	18,822,965
Restructuring charge	—	—	1,315,366
Operating income	14,380,190	8,180,410	8,424,731
Other income (expense):
Interest expense, net	(115,537)	(232,747)	(334,293)
Equity in net income of unconsolidated partnership	—	—	7,218
Other, net	162,000	11,206	57,457
Gains on acquisitions	—	839,690	—
Total other (expense) income	46,463	618,149	(269,618)
Income before income tax provision	14,426,653	8,798,559	8,155,113
Income tax expense	5,019,136	2,816,575	2,994,648
Net income from consolidated operations	$9,407,517	$5,981,984	$5,160,465
Net income attributable to non-controlling interests	(160,425)	(52,559)	(44,465)
Net income attributable to UFP Technologies, Inc.	$9,247,092	$5,929,425	$5,116,000
Net income per share:
Basic	$1.50	$1.02	$0.92
Diluted	$1.37	$0.94	$0.82
Weighted average common shares:
Basic	6,157,310	5,829,580	5,549,830
Diluted	6,749,062	6,293,964	6,262,666

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009, and 2008

	Common Stock		Additional	Retained	Non- Controlling	Total Stockholders’
	Shares	Amount	Paid-in Capital	Earnings	Interests	Equity
Balance at December 31, 2007	5,375,381	$53,754	$11,768,799	$12,420,387	$583,533	$24,826,473
Stock issued under Employee Stock Purchase Plan	2,817	28	20,535	—	—	20,563
Stock issued in lieu of compensation	55,644	556	343,324	—	—	343,880
Share-based compensation	93,680	937	1,304,852	—	—	1,305,789
Exercise of stock options	139,181	1,392	331,634	—	—	333,026
Net share settlement of restricted stock unit tax withholding	—	—	(206,044)	—	—	(206,044)
Excess tax benefits on share-based compensation	—	—	211,234	—	—	211,234
Net income	—	—	—	5,116,000	44,465	5,160,465
Distribution to non-controlling interests	—	—	—	—	(104,995)	(104,995)
Balance at December 31, 2008	5,666,703	$56,667	$13,774,334	$17,536,387	$523,003	$31,890,391
Stock issued in lieu of compensation	43,279	433	183,067	—	—	183,500
Share-based compensation	196,000	1,960	898,853	—	—	900,813
Exercise of stock options	39,375	394	129,938	—	—	130,332
Excess tax benefits on share-based compensation	—	—	23,421	—	—	23,421
Net income	—	—	—	5,929,425	52,559	5,981,984
Distribution to non-controlling interests	—	—	—	—	(105,000)	(105,000)
Balance at December 31, 2009	5,945,357	$59,454	$15,009,613	$23,465,812	$470,562	$39,005,441
Stock issued in lieu of compensation	10,291	103	79,145	—		79,248
Share-based compensation	108,421	1,084	962,626	—		963,710
Exercise of stock options net of shares presented for exercise	274,760	2,747	504,309	—		507,056
Net share settlement of restricted stock unit and stock option tax withholding	—	—	(485,511)	—	—	(485,511)
Excess tax benefits on share-based compensation	—	—	854,015	—		854,015
Net income	—	—	—	9,247,092	160,425	9,407,517
Distribution to non-controlling interests	—	—	—	—	(105,000)	(105,000)
Balance at December 31, 2010	6,338,829	$63,388	$16,924,197	$32,712,904	$525,987	$50,226,476

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2010	2009	2008
Cash flows from operating activities:
Net income	$9,407,517	$5,981,984	$5,160,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,152,193	2,895,062	2,976,550
Restructuring charge—leasehold improvement write-off	—	—	170,000
Equity in net income of unconsolidated affiliate and partnership	—	—	(7,218)
Gain on disposal of property, plant, and equipment	(12,000)	(11,206)	(57,457)
Gain on acquisitions	—	(839,690)	—
Share-based compensation	963,710	900,813	1,305,789
Stock issued in lieu of compensation	79,248	183,500	343,880
Deferred income taxes	305,830	226,950	16,469
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	(415,370)	(341,536)	777,392
Inventories, net	(396,819)	1,863,118	(434,506)
Prepaid expenses	(558,920)	72,715	350,013
Refundable income taxes	(1,414,026)	—	—
Accounts payable	894,964	392,641	(2,776,715)
Accrued taxes and other expenses	526,555	(330,726)	(937,577)
Retirement and other liabilities	234,332	204,553	(119,173)
Other assets	(205,445)	(509,425)	(98,161)
Net cash provided by operating activities	12,561,769	10,688,753	6,669,751
Cash flows from investing activities:
Additions to property, plant, and equipment	(3,285,530)	(1,856,837)	(2,763,250)
Acquisition of Stephenson & Lawyer net of cash acquired	—	—	(5,181,066)
Acquisition of Foamade Industries, Inc.’s assets	—	(375,000)	—
Acquisition of E.N. Murray Co. net of cash acquired	—	(1,440,534)	—
Acquisition of Advanced Materials Group assets	—	(620,000)	—
Payments received on affiliated partnership	—	—	7,218
Proceeds from sale of property, plant, and equipment	12,000	13,364	101,020
Net cash used in investing activities	(3,273,530)	(4,279,007)	(7,836,078)
Cash flows from financing activities:
Distribution to United Development Company Partners (non-controlling interest)	(105,000)	(105,000)	(104,995)
Excess tax benefits on share-based compensation	854,015	23,421	211,234
Proceeds from sale of common stock	—	—	20,563
Proceeds from the exercise of stock options	507,056	130,332	333,026
Principal repayment of long-term debt	(623,552)	(576,690)	(714,027)
Principal repayment of obligations under capital leases	—	(1,612,665)	(704,407)
Payment of statutory withholding for stock options exercised and restricted stock units vested	(485,511)	—	(206,044)
Proceeds from long-term borrowings	—	4,000,000	—
Net cash provided by (used in) financing activities	147,008	1,859,398	(1,164,650)
Net change in cash	9,435,247	8,269,144	(2,330,977)
Cash and cash equivalents at beginning of year	14,998,514	6,729,370	9,060,347
Cash and cash equivalents at end of year	$24,433,761	$14,998,514	$6,729,370

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2010, and 2009

(1)                     Summary of Significant Accounting Policies

UFP Technologies, Inc. (“the Company”) is an innovative designer and custom converter of foams, plastics, and natural fiber products principally serving the medical, automotive, aerospace and defense, computer and electronics, consumer, and industrial markets. The Company was incorporated in the State of Delaware in 1993.

(a)       Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc., its wholly-owned subsidiaries, Moulded Fibre Technology, Inc., Simco Industries, Inc. and its wholly-owned subsidiary Simco Automotive Trim, Inc., and Stephenson & Lawyer, Inc. and its wholly-owned subsidiary, Patterson Properties Corporation. The Company also consolidates United Development Company Limited, of which the Company owns 26.32% (see Note 8). All significant inter-company balances and transactions have been eliminated in consolidation.

(b)       Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2010.

(c)        Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential obsolescence. Determining adequate reserves for inventory obsolescence requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the reserve balances as of December 31, 2010.

(d)       Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, if shorter (for financial statement purposes) and accelerated methods (for income tax purposes). Certain manufacturing machines that are dedicated to a specific program — where total units to be produced over the life of the program are estimable — are depreciated using the modified units of production method for financial statement purposes.

Estimated useful lives of property, plant, and equipment are as follows:

Shorter of estimated useful life
Leasehold improvements	or remaining lease term

Buildings and improvements	31.5 years
Equipment	8-10 years
Furniture and fixtures	5-7 years

Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value.

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

(f)           Revenue Recognition

The Company recognizes revenue at the time of shipment when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collection. If a loss is anticipated on any contract, a provision for the entire loss is made immediately. Determination of these criteria, in some cases, requires management’s judgment.

(g)       Investments in Realty Partnership

The Company has invested in Lakeshore Estates Associates, a realty limited partnership. The Lakeshore Estates investment is stated at cost, plus or minus the Company’s proportionate share of the limited partnership’s income or losses, less any distributions received from the limited partnership. The Company has recognized its share of Lakeshore Estates Associates’ losses only to the extent of its original investment in, and advances to, this partnership. The Company’s carrying amount for this investment is zero at December 31, 2010, and 2009, respectively.

(h)       Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The Company’s reporting units include its Component Products segment, Packaging segment (excluding its Molded Fiber operation), and its Molded Fiber operation. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company completed its most recent annual goodwill impairment test as of December 31, 2010. Fair values of the reporting units were determined using several valuation methodologies, including a combination of income and market approaches, which include the use of Level 1 and Level 3 inputs (see Note 18). There was no goodwill impairment in 2010, 2009, or 2008.

(i)          Intangible Assets

Intangible assets include patents and other intangible assets. Intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 14 years. Indefinite-lived intangible assets are tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that their carrying values may not be recoverable.

(j)           Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2010, and 2009, cash equivalents primarily consisted of money market accounts and certificates of deposit that are readily convertible into cash. The Company utilizes zero-balance disbursement accounts to manage its funds. As such, outstanding checks at the end of a year are reclassified to accounts payable. At December 31, 2010, and 2009, the amount reclassified was approximately $2.3 million and $1.6 million, respectively.

The Company maintains its cash in bank deposit accounts, money market funds, and certificates of deposit that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts, and does not believe it is exposed to any significant custodial credit risk on cash.

(k)       Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(l)          Segments and Related Information

The Company follows the provisions of ASC 280, Segment Reporting, which establish standards for the way public business enterprises report information and operating segments in annual financial statements, and requires reporting of selected information in interim financial reports (see Note 20).

(m)     Share-Based Compensation

When accounting for equity instruments exchanged for employee services, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Share-based compensation cost that has been charged against income for stock compensation plans is as follows:

	Year Ended December 31
	2010	2009	2008
Selling, general, and administrative expenses	$963,710	$900,813	$1,305,789

The compensation expense for stock options granted during the three-year period ended December 31, 2010, was determined as the intrinsic fair market value of the options, using a lattice-based option valuation model with the assumptions noted as follows:

	Year Ended December 31
	2010	2009	2008
Expected volatility	65.8% to 83.4%	68.8% to 84.6%	88.0%
Expected dividends	None	None	None
Risk-free interest rate	2.0% to 3.2%	3.6%	4.0%
Exercise price	Closing price on date of grant	Closing price on date of grant	Closing price on date of grant
Imputed life	4.1 to 7.9 years (output in lattice-based model)	4.1 to 7.9 years (output in lattice-based model)	7.9 years (output in lattice-based model)

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term, and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The weighted average grant date fair value of options granted during 2010, 2009, and 2008 was $3.89, $1.83, and $2.87, respectively. Tax benefits totaling $854,015, $23,421, and $211,234 were recognized as additional paid-in capital during the years ended December 31, 2010, 2009, and 2008, respectively, since the Company’s tax deductions exceeded the share-based compensation change recognized for stock options exercised.

The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was approximately $316,600, $291,000, and $458,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

(n)       Deferred Rent

The Company accounts for escalating rental payments on a straight-line basis over the term of the lease.

(o)       Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales. Amounts charged to customers pertaining to these costs are included as revenue.

(p)       Research and Development

On a routine basis, the Company incurs costs related to research and development activity. These costs are expensed as incurred. Approximately $0.9 million, $0.8 million, and $1.4 million were expensed in the years ended December 31, 2010, 2009, and 2008, respectively.

(q)       Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, and accrued taxes and other expenses are stated at carrying amounts that approximate fair value because of the short maturity of those instruments. The carrying amount of the Company’s long-term debt approximates fair value as the interest rate on the debt approximates the Company’s current incremental borrowing rate.

(r)         Fair Value Measurement

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

(2)                     New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance to change financial reporting of enterprises with variable interest entities (“VIEs”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE, based on whether the enterprise (1) has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (2) has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Also, the guidance requires an ongoing reconsideration of the primary beneficiary and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This guidance was effective for the Company as of January 1, 2010, and did not have a significant impact on the Company’s financial position or results of operations.

In January 2010, the FASB amended previously released guidance on fair value measurements and disclosures. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The required disclosures regarding transfers into and out of Level 1 and Level 2 fair value measurements were effective for the Company as of January 1, 2010, and did not have a significant impact on the Company’s disclosures. The amendment’s requirements related to Level 3 disclosures are effective for the Company as of January 1, 2011. This guidance affects new disclosures only and will have no impact on the Company’s consolidated financial statements.

In December 2010, the FASB released ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that when a public company completes a business combination, the company should disclose revenue and earnings of the combined entity as though the business combination occurred as of the beginning of the comparable prior annual reporting period. The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings. The requirements in ASU 2010-29 are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We will apply the provisions of ASU 2010-29 on a prospective basis.

(3)                     Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Years Ended December 31
	2010	2009	2008
Interest	$127,378	$205,828	$355,221
Income taxes, net of refunds	$5,522,702	$1,648,764	$3,817,383

During the year ended December 31, 2010, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling $343,750.

(4)                     Receivables and Net Sales

Receivables consist of the following:

	December 31
	2010	2009
Accounts receivable—trade	$14,976,057	$14,691,917
Less allowance for doubtful receivables	(342,682)	(473,912)
	$14,633,375	$14,218,005

The Company’s accounts receivable balance is comprised of many accounts. The highest receivable account balance as of December 31, 2010, represented 8% of the total accounts receivable balance as of that date. The Company performs credit evaluations on its customers and obtains credit insurance on a large percentage of its accounts, but does not generally require collateral.

Sales to the top customer in the Company’s Component Products segment comprises 13.9% of that segment’s total sales and 9.3% of the Company’s total sales for the year ended December 31, 2010. Sales to the top customer in the Company’s Packaging segment comprises 5.7% of that segment’s total sales and 1.9% of the Company’s total sales for the year ended December 31, 2010.

(5)                     Inventories

Inventories consist of the following:

	December 31
	2010	2009
Raw materials	$5,214,268	$4,924,228
Work in process	695,421	699,102
Finished goods	2,570,135	2,574,813
Less reserve for obsolescence	(435,488)	(550,626)
	$8,044,336	$7,647,517

(6)                     Other Intangible Assets

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2010, and 2009, are as follows:

	Patents	Non- Compete	Customer List	Total
Gross amount at December 31, 2010	$428,806	$200,000	$769,436	$1,398,242
Accumulated amortization at December 31, 2010	(400,885)	(93,168)	(310,360)	$(804,413)
Net balance at December 31, 2010	$27,921	$106,832	$459,076	$593,829

Gross amount at December 31, 2009	$448,306	$200,000	$769,436	$1,417,742
Accumulated amortization at December 31, 2009	(385,933)	(53,240)	(160,832)	$(600,005)
Net balance at December 31, 2009	$62,373	$146,760	$608,604	$817,737

Amortization expense related to intangible assets was $223,908, $157,104, and $69,072 for the years ended December 31, 2010, 2009, and 2008, respectively. Future amortization for the years ending December 31 will be approximately:

2011	199,081
2012	159,800
2013	159,800
2014	75,148
2015 and thereafter	—
Total:	$593,829

(7)                     Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31
	2010	2009
Land and improvements	$944,906	$589,906
Buildings and improvements	7,499,855	6,579,670
Leasehold improvements	2,884,463	2,778,894
Equipment	31,695,304	31,133,446
Furniture and fixtures	2,153,943	2,480,510
Construction in progress—equipment/buildings	278,804	20,152
	$45,457,275	$43,582,578

Depreciation and amortization expense for the years ended December 31, 2010, 2009, and 2008, was $2,928,285, $2,737,958, and $2,907,478, respectively.

(8)                     Investment in and Advances to Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”). The Company has consolidated the financial statements of UDT for all periods presented because it has determined that UDT is a VIE, and the Company is the primary beneficiary. UDT owns two buildings, which are leased to the Company. The lease payments from the Company account for 100% of UDT’s revenue. Therefore, the Company believes it has the power to direct the activities of UDT that most significantly impact the entity’s economic performance, and the obligation to absorb losses of UDT or the right to receive benefits from UDT that could potentially be significant to UDT. In addition to the lease arrangement, the Company’s management provides management services to UDT in certain situations. The creditors of UDT have no recourse to the general credit of the Company.

Included in the December 31 consolidated balance sheets are the following amounts related to UDT:

	December 31
	2010	2009
Cash	$277,698	$166,940
Net property, plant, and equipment	1,115,974	1,187,966
Accrued expenses	12,900	12,900
Current and long-term debt	666,875	703,341

(9)                     Indebtedness

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA. The facility is comprised of: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization. Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels. Therefore, the entire $17 million may not be available to the Company. As of December 31, 2010, the Company had availability of approximately $15.7 million based upon collateral levels in place as of that date. The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan. Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant. The Company’s $17 million revolving credit facility matures November 30, 2013; the term loans are all due on January 29, 2016. At December 31, 2010, the interest rate on these facilities was 1.29%, and there were no borrowings outstanding on the line of credit.

UDT has a mortgage note collateralized by the Florida facility, dated May 22, 2007. The note had an original principal balance of $786,000 and calls for 180 monthly payments of $7,147. The interest rate is fixed at approximately 7.2%.

Long-term debt consists of the following:

	December 31
	2010	2009
Mortgage notes	$5,310,116	$5,602,415
Note payable	1,489,863	1,778,224
UDT mortgage	666,875	703,341
Equipment loan	34,424	40,850
Total long-term debt	7,501,278	8,124,830
Current installments	(654,331)	(623,007)
Long-term debt, excluding current installments	$6,846,947	$7,501,823

Aggregate maturities of long-term debt are as follows:

Year ending December 31:
2011	654,331
2012	622,557
2013	625,807
2014	628,873
2015 and thereafter	4,969,710
$7,501,278

(10)              Accrued Taxes and Other Expenses

Accrued taxes and other expenses consist of the following:

	December 31
	2010	2009
Compensation	$2,855,331	$2,116,597
Benefits / self-insurance reserve	762,515	648,791
Paid time off	780,109	764,576
Commissions payable	416,326	334,356
Income taxes payable	—	389,384
Unrecognized tax benefits	685,000	545,000
Other	1,180,100	1,354,122
	$6,679,381	$6,152,826

(11)              Income Taxes

The Company’s income tax provision (benefit) for the years ended December 31, 2010, 2009, and 2008, consists of the following:

	Years Ended December 31
	2010	2009	2008
Current:
Federal	$4,259,000	$2,100,000	$2,270,000
State	454,000	490,000	709,000
	4,713,000	2,590,000	2,979,000
Deferred:
Federal	191,000	263,000	41,000
State	115,000	(36,000)	(25,000)
	306,000	227,000	16,000
Total income tax provision	$5,019,000	$2,817,000	$2,995,000

At December 31, 2010, the Company has net operating loss carryforwards for federal income tax purposes of approximately $1,896,000, which are available to offset future taxable income and expire during the federal tax years ending December 31, 2019, through 2024. The future benefit of the federal net operating loss carryforwards will be limited to approximately $300,000 per year in accordance with Section 382 of the Internal Revenue Code.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are approximately as follows:

	December 31
	2010	2009
Equity-based compensation	$314,000	$401,000
Compensation programs	556,000	474,000
Retirement liability	88,000	95,000
Net operating loss carryforwards	644,000	806,000
Inventory capitalization	196,000	230,000
Reserves	359,000	489,000
Other	70,000	49,000
Excess of book over tax basis of fixed assets	(1,065,000)	(930,000)
Goodwill	(627,000)	(563,000)
Intangible assets	(207,000)	(270,000)
Inventory method change	—	(147,000)
Net deferred tax assets	$328,000	$634,000

The amount recorded as net deferred tax assets as of December 31, 2010, and 2009 represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company believes the net deferred tax asset of $328,000 at December 31, 2010, is more likely than not to be realized in the carryforward period. Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:

	Years Ended December 31
	2010	2009	2008
Computed “expected” tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	2.0	3.4	5.6
Meals and entertainment	0.1	0.2	0.2
R&D credits	(0.3)	(0.9)	(1.2)
Domestic production deduction	(1.8)	(1.7)	(2.1)
Non-deductible ISO stock option expense	0.1	0.2	0.4
Acquisition gains	—	(3.3)	—
Tax benefits not recorded	1.0	—	—
Other	(0.3)	0.1	(0.2)
Effective tax rate	34.8%	32.0%	36.7%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is in the process of being audited by the Internal Revenue Service for 2008 in connection with income taxes. The Company has not been audited by any state for income taxes with the exception of returns filed in Michigan (which have been audited through 2004), and income tax returns filed in Massachusetts for 2005 and 2006, and Florida for 2007, 2008, and 2009 (which are currently being audited). The tax returns for the years 2007 through 2009, and certain items carried forward from earlier years and utilized in those returns, remain open to examination by the IRS and various state jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) resulting from uncertain tax positions is as follows:

	Federal and State Tax
	2010	2009
Gross UTB balance at beginning of fiscal year	$545,000	$560,000
Increases for tax positions of prior years	140,000	—
Reductions for tax positions of prior years	—	(15,000)
Gross UTB balance at December 31	$685,000	$545,000

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2010, and 2009, are $685,000 and $545,000, respectively, for each year.

At December 31, 2010, and 2009, accrued interest and penalties on a gross basis, which are included above in the gross UTB balance, were $145,000 and $115,000, respectively, for each year.

Approximately $255,000 of the unrecognized tax benefits relate to tax returns of a specific state jurisdiction that are currently under examination. Accordingly, the Company expects a reduction of this amount during 2011.

(12)              Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute both basic and diluted income per share consisted of the following:

	Years Ended December 31
	2010	2009	2008
Basic weighted average common shares outstanding during the year	6,157,310	5,829,580	5,549,830
Weighted average common equivalent shares due to stock options and restricted stock units	591,752	464,384	712,836
Diluted weighted average common shares outstanding during the year	6,749,062	6,293,964	6,262,666

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the years ended December 31, 2010, 2009, and 2008, the number of stock awards excluded from the computation was 101,769, 190,484, and 41,769, respectively.

(13)              Stock Option and Equity Incentive Plans

Employee Stock Option Plan

The Company’s 1993 Employee Stock Option Plan (“Employee Stock Option Plan”), which is stockholder approved, provides long-term rewards and incentives in the form of stock options to the Company’s key employees, officers, employee directors, consultants, and advisors. The plan provides for either non-qualified stock options or incentive stock options for the issuance of up to 1,550,000 shares of common stock. The exercise price of the incentive stock options may not be less than the fair market value of the common stock on the date of grant, and the exercise price for non-qualified stock options shall be determined by the Compensation Committee. These options expire over 5- to 10-year periods.

Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule. At December 31, 2010, there were 443,750 options outstanding under the Employee Stock Option Plan, and there were 302,293 shares available to be issued. The plan expired on April 12, 2010.

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

Two types of equity awards may be granted to participants under the Plan: restricted shares or other stock awards. Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events. Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of common stock. Such awards may include Restricted Stock Unit Awards (“RSUs”), unrestricted or restricted stock, non-qualified stock options, performance shares, or stock appreciation rights. The Company determines the form, terms, and conditions, if any, of any awards made under the Plan. The maximum number of shares of common stock, in the aggregate, that may be delivered in payment or in respect of stock issued under the Plan is 1,250,000 shares.

Through December 31, 2010, 814,249 shares of common stock have been issued under the 2003 Incentive Plan, none of which have been restricted. An additional 251,694 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies. The Company has also granted awards in the form of stock options under this Plan. Through December 31, 2010, 50,000 options have been granted and are all outstanding.

Director Plan

Effective July 15, 1998, the Company adopted the 1998 Director Plan for the benefit of non-employee directors of the Company. The 1998 Director Plan provides for options for the issuance of up to 975,000 shares of common stock. These options become exercisable in full at the date of grant and expire 10 years from the date of grant. At December 31, 2010, there were 270,746 options outstanding under the 1998 Director Plan and 237,240 available to be issued. On June 3, 2009, the 1998 Director Plan was amended to permit the issuance of other equity-based securities and was renamed the 2009 Non-Employee Director Stock Incentive Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2009	996,609	$3.03
Granted	104,849	9.35
Exercised	(336,962)	2.53
Cancelled or expired	—	—
Outstanding December 31, 2010	764,496	$4.12	$6,169,074
Exercisable at December 31, 2010	693,246	$3.65	$5,923,462
Vested and expected to vest at December 31, 2010	764,496	$4.12	$6,169,074

The following is a summary of information relating to stock options outstanding and exercisable by price range as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 31-Dec-2010	Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable as of 31-Dec-2010	Weighted average exercise price
$0.00 - $0.99	50,000	1.1	$0.81	50,000	$0.81
$1.00 - $1.99	106,000	2.2	1.01	106,000	1.01
$2.00 - $2.99	200,000	4.1	2.32	200,000	2.32
$3.00 - $3.99	118,984	2.7	3.28	118,984	3.28
$4.00 - $4.99	58,724	7.4	4.18	51,224	4.19
$5.00 - $5.99	47,719	5.6	5.14	46,469	5.14
$6.00 - $6.99	36,451	5.0	6.14	33,951	6.10
$9.00 - $9.99	89,849	7.0	9.13	44,849	9.18
$10.00 - $10.99	37,500	6.6	10.23	27,500	10.14
$11.00 - $12.99	19,269	6.7	12.04	14,269	12.37
	764,496	4.4	$4.12	693,246	$3.65

During the years ended December 31, 2010, 2009, and 2008, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $2,711,864, $79,269, and $929,281, respectively, and the total amount of consideration received from the exercise of these options was $850,806, $130,332, and $333,026, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the year ended December 31, 2010, 62,202 shares were surrendered at a market price of $10.42. No shares were surrendered during the years ended December 31, 2009, and 2008.

During the years ended December 31, 2010, 2009, and 2008, the Company recognized compensation expense related to stock options granted to directors and employees of $213,716, $150,482, and $221,324, respectively.

On February 19, 2010, the Company’s Compensation Committee approved the issuance of 25,000 shares of unrestricted common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Equity Incentive Plan. The shares were issued on December 31, 2010. The Company has recorded compensation expense of $192,500 for the year ended December 31, 2010, based on the grant date price of $7.70 at February 19, 2010. Stock compensation expense of $106,000 and $154,500 was recorded in 2009 and 2008, respectively, for similar awards.

It has been the Company’s practice to allow executive officers to take a portion of their earned bonuses in the form of the Company’s common stock. The value of the stock received by executive officers, measured at the closing price of the stock on the date of grant, was $79,248, $183,500, and $343,880, respectively, for the years ended December 31, 2010, 2009, and 2008.

The Company grants RSUs to its executive officers. The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company. Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s closing stock price, and is charged to expense ratably during the service period. Upon vesting, RSUs are, in some instances, net-share settled to cover the required withholding tax, and the remaining amount is converted into an equivalent number of common shares. No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested. The following table summarizes information about stock unit award activity during the year ended December 31, 2010:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2009	276,124	$5.19
Awarded	78,570	7.70
Shares distributed	(83,421)	5.62
Shares exchanged for cash	(19,579)	5.62
Forfeited / Cancelled	—	—
Outstanding at December 31, 2010	251,694	$5.80

The Company recorded $557,494, $644,331, and $929,965, in compensation expense related to these RSUs during the years ended December 31, 2010, 2009, and 2008, respectively.

Upon vesting, RSUs are in some instances net-share settled to cover the required withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the year ended December 31, 2010, 19,579 shares were redeemed for this purpose at a market price of $9.25. During the year ended December 31, 2008, 20,320 shares were redeemed for this purpose at a market price of $10.14.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2010, vest:

	Options	Common Stock	Restricted Stock Units	Total
2011	$79,440	$—	$416,757	$496,197
2012	68,358	—	269,963	338,321
2013	65,694	—	168,053	233,747
2014	33,058	—	25,208	58,266
Total	$246,550	$—	$879,981	$1,126,531

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

(15)              Supplemental Retirement Benefits

The Company provides discretionary supplemental retirement benefits for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment. The Company recorded an expense of approximately $30,000, $35,000, and $27,000, for the years ended December 31, 2010, 2009, and 2008, respectively. The present value of the supplemental retirement obligation has been calculated using an 8.5% discount rate, and is included in retirement and other liabilities. Total projected future cash payments for the years ending December 31, 2011, through 2014 are approximately $75,000, $75,000, $75,000, and $45,833, respectively, and approximately $125,000 thereafter.

(16)              Commitments and Contingencies

(a)                      Leases — The Company has operating leases for certain facilities that expire through 2015. Certain of the leases contain escalation clauses that require payments of additional rent, as well as increases in related operating costs.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2010, are as follows:

Years Ending December 31:	Operating Leases
2011	$1,693,943
2012	1,327,901
2013	920,534
2014	605,718
Thereafter	30,135
Total minimum lease payments	$4,578,231

Rent expense amounted to approximately $2,616,000, $2,442,000, and $2,214,000, in 2010, 2009, and 2008, respectively.

(b)                     Legal — The Company is not a party to any material pending legal proceedings.

(17)              Employee Benefit Plans

The Company maintains a profit sharing plan for eligible employees. Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals, as well as discretionary amounts determined by the Board of Directors, and amounted to approximately $785,000, $709,000, and $703,000, in 2010, 2009, and 2008, respectively.

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

The compensation withheld from Plan participants, together with investment income on the Plan, is reflected as a deferred compensation obligation to participants, and is classified within retirement and other liabilities in the accompanying balance sheets. At December 31, 2010, the balance of the deferred compensation liability totaled approximately $1,054,000. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are reported within other assets in the accompanying balance sheets, and are accounted for based on the underlying cash surrender values of the policies, and totaled approximately $1,060,000 as of December 31, 2010.

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

The Company’s assets and liabilities that are measured at fair value consist of money market funds and certificates of deposit, both considered cash equivalents, which are categorized by the levels discussed above and in the table below:

December 31, 2010 Cash Equivalents	Level 1	Level 2	Level 3	Total
Money market funds	$9,500,000	$—	$—	$9,500,000
Certificates of deposit	$—	$4,500,000	$—	$4,500,000
Total	$9,500,000	$4,500,000	$—	$14,000,000

December 31, 2009 Cash Equivalents	Level 1	Level 2	Level 3	Total
Money market funds	$100,000	$—	$—	$100,000
Certificates of deposit	$—	$3,000,000	$—	$3,000,000
Total	$100,000	$3,000,000	$—	$3,100,000

As of December 31, 2010, the Company does not have any significant non-recurring measurements of non-financial assets and non-financial liabilities. The Company may have additional disclosure requirements in the event an impairment of the Company’s non-financial assets occurs in a future period.

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

On July 7, 2009, the Company acquired substantially all of the assets of E.N. Murray Co. (“ENM”), a Denver, Colorado-based foam fabricator, for $2,750,000. ENM specialized in the fabrication of technical urethane foams primarily for the medical industry. This acquisition brings to the Company further access and expertise in fabricating technical urethane foams and a seasoned management team. The Company had leased the former ENM Denver facilities for a period of two years. The Company purchased these properties on December 22, 2010, for $1,200,000.

On August 24, 2009, the Company acquired selected assets of Advanced Materials, Inc. (“AMI”) for $620,000. Located in Rancho Dominguez, California, AMI specialized in the fabrication of technical urethane foams primarily for the medical industry and brings to the

Company further penetration into this market. The Company assumed the lease of the 56,000-square-foot Rancho Dominguez location, which expires in November 2011.

The Company recorded gains of approximately $81,000, $558,000, and $201,000 on the acquisitions of selected assets of Foamade, ENM, and AMI, respectively, as it acquired the assets in bargain purchases. The Company believes the bargain purchase gains resulted from opportunities created by the overall weak economy.

The following table summarizes the consideration paid and the acquisition date fair value of the assets acquired and liabilities assumed relating to each transaction:

	Foamade	ENM	AMI
	9-Mar-2009	7-Jul-2009	24-Aug-2009
Consideration
Cash	$375,000	$2,750,000	$620,000
Fair value of total consideration transferred	$375,000	$2,750,000	$620,000
Acquisition costs (legal fees) included in SG&A	$25,000	$30,000	$35,000
Recognized amounts of identifiable assets acquired:
Cash	$—	$1,309,466	$—
Accounts receivable	—	832,054	289,540
Inventory	182,864	922,497	252,528
Other assets	—	37,708	—
Fixed assets	189,100	812,000	345,750
Non-compete	30,000	120,000	—
Customer list	103,000	490,000	56,000
Total identifiable net assets	$504,964	$4,523,725	$943,818
Payables and accrued expenses	$—	$(830,341)	$—
Equipment loan	—	(42,827)	—
Deferred tax liabilities	(49,386)	(342,212)	(123,051)
Net assets acquired	$455,578	$3,308,345	$820,767

With respect to the acquisition of selected assets of ENM, the Company acquired gross accounts receivable of $873,919, of which it deemed $41,865 to be uncollectible. It therefore recorded the accounts receivable at its fair market value of $832,054. With respect to the acquisition of selected assets of AMI, the Company acquired gross accounts receivable of $324,540, of which it deemed $35,000 to be uncollectible. It therefore recorded the accounts receivable at its fair market value of $289,540. With respect to the non-compete and customer list intangible assets acquired from Foamade, ENM, and AMI, the weighted average amortization period is five years. No residual balance is anticipated for any of the intangible assets.

The following table contains an unaudited pro forma condensed consolidated statement of operations for the years ended December 31, 2009, and 2008, as if the ENM acquisition had occurred at the beginning of the respective periods:

	Years Ended December 31
	2009	2008
Sales	$105,228,869	$123,049,859
Net income	6,070,518	5,615,326
Earnings Per Share:
Basic	$1.04	$1.01
Diluted	0.96	0.90

The above unaudited pro forma information is presented for illustrative purposes only, and may not be indicative of the results of operations that would have actually occurred had the ENM acquisition occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

(20)              Segment Data

The Company is organized based on the nature of the products and services that it offers. Under this structure, the Company produces products within two distinct segments: Packaging and Component Products. Within the Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics, and pulp fiber to provide customers with cushion packaging for their products. Within the Component Products segment, the Company primarily uses cross-linked polyethylene foam to provide customers in the automotive, athletic, leisure, and health and beauty industries with engineered products for numerous purposes.

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

Sales to the top customer in the Company’s Component Products segment comprises 13.9% of that segment’s total sales and 9.3% of the Company’s total sales for the year ended December 31, 2010. Sales to the top customer in the Company’s Packaging segment comprises 5.7% of that segment’s total sales and 1.9% of the Company’s total sales for the year ended December 31, 2010.

The results for the Packaging segment include the operations of United Development Company Limited.

The Company has revised its allocation of corporate assets to the two segments to present cash and cash equivalents as unallocated assets. Prior year numbers have been adjusted to conform to the same allocation method.

Financial statement information by reportable segment is as follows:

2010	Component Products	Packaging	Unallocated Assets	Total
Sales	$80,373,062	$40,393,388	$—	$120,766,450
Operating income	11,104,306	3,275,884	—	14,380,190
Total assets	26,579,654	20,795,613	24,433,761	71,809,028
Depreciation / Amortization	1,802,085	1,350,108	—	3,152,193
Capital expenditures	1,814,874	1,470,656	—	3,285,530
Interest expense, net	61,668	53,869	—	115,537
Goodwill	4,463,246	2,017,791	—	6,481,037

2009	Component Products	Packaging	Unallocated Assets	Total
Sales	$60,973,325	$38,258,009	$—	$99,231,334
Operating income	5,806,122	2,374,288	—	8,180,410
Total assets	25,409,608	19,043,674	14,998,514	59,451,796
Depreciation / Amortization	1,658,290	1,236,772	—	2,895,062
Capital expenditures	989,027	867,810	—	1,856,837
Interest expense, net	126,363	106,384	—	232,747
Goodwill	4,463,246	2,017,791	—	6,481,037
Bargain purchase gains	839,690	—	—	839,690

2008	Component Products	Packaging	Unallocated Assets	Total
Sales	$60,847,533	$49,184,068	$—	$110,031,601
Operating income	3,076,360	5,348,371	—	8,424,731
Total assets	22,098,941	19,894,350	6,729,370	48,722,661
Depreciation / Amortization	1,820,239	1,156,311	—	2,976,550
Capital expenditures	1,053,622	1,709,628	—	2,763,250
Interest expense, net	166,013	168,280	—	334,293
Goodwill	4,463,246	2,017,791	—	6,481,037

(21)              Assets Held For Sale

On January 13, 2011, United Development Company Limited (“UDT”) sold its Alabama facility (Packaging segment) for $1,250,000. The net book value of the asset at December 31, 2010, is approximately $384,000. In addition, the buyer of the building has agreed to allow the Company to occupy the building rent-free for a period not to exceed nine months.

(22)              Quarterly Financial Information (unaudited)

Year Ended December 31, 2010	Q1	Q2	Q3	Q4
Net sales	$28,700,466	$29,957,495	$30,467,998	$31,640,491
Gross profit	7,457,254	9,046,836	8,905,976	9,205,664
Net income attributable to UFP Technologies, Inc.	1,511,382	2,281,616	2,364,840	3,089,254
Basic net income per share	0.25	0.37	0.38	0.49
Diluted net income per share	0.23	0.34	0.35	0.45

Year Ended December 31, 2009	Q1	Q2	Q3	Q4
Net sales	$21,607,763	$20,959,033	$27,620,250	$29,044,288
Gross profit	4,942,788	5,370,964	7,454,276	8,951,387
Net income attributable to UFP Technologies, Inc.	344,961	566,198	2,112,742	2,905,524
Basic net income per share	0.06	0.10	0.36	0.49
Diluted net income per share	0.06	0.09	0.34	0.45

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2010, 2009, and 2008

Accounts receivable, allowance for doubtful accounts:

	2010	2009	2008
Balance at beginning of year	$473,912	$387,037	$307,131
Provision (Recoveries) credited to expense	8,466	155,069	64,320
(Write-offs) and recoveries	(139,696)	(68,194)	15,586
Balance at end of year	$342,682	$473,912	$387,037

Inventory allowance for obsolescence:

	2010	2009	2008
Balance at beginning of year	$550,626	$305,775	$295,405
Provision	189,268	382,033	222,661
Write-offs	(304,406)	(137,182)	(212,291)
Balance at end of year	$435,488	$550,626	$305,775