Form 10-Q
period 2011-03-31
UFP TECHNOLOGIES INC
filed 2011-05-12
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ ; No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ ; No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non–accelerated filer ☐ [Do not check if a smaller reporting company]	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ ; No ☒

6,464,948 shares of registrant’s Common Stock, $.01 par value, were outstanding as of May 4, 2011.

UFP Technologies, Inc.

PART I:                FINANCIAL INFORMATION

ITEM 1:                FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	31-Mar-11	31-Dec-10
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents (UDT: $1,114,356 and $277,698, respectively)	$25,243,853	$24,433,761
Receivables, net	15,863,486	14,633,375
Inventories, net	9,100,778	8,044,336
Prepaid expenses	1,031,554	1,035,301
Refundable income taxes	1,147,404	1,414,026
Deferred income taxes	1,201,723	1,208,848
Total current assets	53,588,798	50,769,647
Property, plant, and equipment (UDT: $2,099,960 and $2,756,792, respectively)	44,959,506	45,457,275
Less accumulated depreciation and amortization (UDT: $1,388,148 and $1,640,818, respectively)	(33,152,465)	(32,882,135)
Net property, plant, and equipment	11,807,041	12,575,140
Goodwill	6,481,037	6,481,037
Other assets	1,993,402	1,983,204
Total assets	$73,870,278	$71,809,028
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,728,828	$5,168,589
Accrued taxes and other expenses (UDT: $15,900 and $12,900, respectively)	5,751,656	6,679,381
Current installments of long-term debt (UDT: $36,760 and $39,248, respectively)	649,767	654,331
Total current liabilities	12,130,251	12,502,301
Long-term debt, excluding current installments (UDT: $620,833 and $627,629, respectively)	6,695,097	6,846,947
Deferred income taxes	871,275	880,775
Retirement and other liabilities	1,422,685	1,352,529
Total liabilities	21,119,308	21,582,552
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,464,948 shares at March 31, 2011, and 6,338,829 shares at December 31, 2010.	64,649	63,388
Additional paid-in capital	16,919,262	16,924,197
Retained earnings	34,917,787	32,712,904
Total UFP Technologies, Inc. stockholders’ equity	51,901,698	49,700,489
Non-controlling interests	849,272	525,987
Total stockholders’ equity	52,750,970	50,226,476
Total liabilities and stockholders’ equity	$73,870,278	$71,809,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	31-Mar-2011	31-Mar-2010
Net sales	$31,503,588	$28,700,466
Cost of sales	22,702,040	21,243,212
Gross profit	8,801,548	7,457,254
Selling, general & administrative expenses	5,725,544	5,011,985
Gain on sale of fixed assets	(833,792)	—
Operating income	3,909,796	2,445,269
Interest income (expense), net	2,430	(35,187)
Income before income tax expense	3,912,226	2,410,082
Income tax expense	1,279,058	887,637
Net income from consolidated operations	2,633,168	1,522,445
Net income attributable to noncontrolling interests	(428,285)	(11,063)
Net income attributable to UFP Technologies, Inc.	$2,204,883	$1,511,382
Net income per share attributable to UFP Technologies, Inc.:
Basic	$0.34	$0.25
Diluted	$0.32	$0.23
Weighted average common shares outstanding:
Basic	6,393,521	5,996,902
Diluted	6,969,361	6,641,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	31-Mar-2011	31-Mar-2010
Cash flows from operating activities:
Net income from consolidated operations	$2,633,168	$1,522,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	692,438	811,518
Gain on sale of fixed assets	(833,792)	—
Stock issued in lieu of cash compensation	55,000	79,248
Share-based compensation	249,335	194,838
Excess tax benefit on share-based compensation	(296,658)	(325,975)
Deferred income taxes	(2,375)	(17,531)
Changes in operating assets and liabilities:
Receivables, net	(1,230,111)	1,002,053
Inventories, net	(1,056,442)	149,551
Taxes receivable	266,622	—
Prepaid expenses	3,747	(443,276)
Accounts payable	560,239	590,931
Accrued taxes and other expenses	(631,067)	(1,148,150)
Retirement and other liabilities	70,156	170,214
Other assets	(65,735)	(146,970)
Net cash provided by operating activities	414,525	2,438,896
Cash flows from investing activities:
Additions to property, plant, and equipment	(252,704)	(205,723)
Proceeds from sale of fixed assets	1,217,694	—
Net cash provided (used in) investing activities	964,990	(205,723)
Cash flows from financing activities:
Principal repayments of long-term debt	(156,414)	(154,871)
Proceeds from exercise of stock options, net of attestations	34,215	142,342
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(638,882)	(304,403)
Distribution to United Development Company Limited (non-controlling interests)	(105,000)	(105,000)
Excess tax benefit on share-based compensation	296,658	325,975
Net cash used in financing activities	(569,423)	(95,957)
Net increase in cash and cash equivalents	810,092	2,137,216
Cash and cash equivalents at beginning of period	24,433,761	14,998,514
Cash and cash equivalents at end of period	$25,243,853	$17,135,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)                    Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s 2010 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of income for the three-month periods ended March 31, 2011, and 2010, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2011, and 2010, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three-month period ended March 31, 2011, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.

(2)                    New Accounting Pronouncements

In January 2010, the FASB amended previously released guidance on fair value measurements and disclosures. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The required disclosures regarding transfers into and out of Level 1 and Level 2 fair value measurements were effective for the Company as of January 1, 2010, and did not have a significant impact on the Company’s disclosures.  The amendment’s requirements related to Level 3 disclosures were effective for the Company as of January 1, 2011. This guidance affects disclosures only and have no impact on the Company’s condensed consolidated financial statements.

(3)                    Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Three Months Ended
	31-Mar-11	31-Mar-10
Interest	$28,250	$58,649
Income taxes, net of refunds	$(144,167)	$808,058

During the three-month periods ended March 31, 2011, and 2010, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling $93,879 and $343,750, respectively.

(4)                    Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”). The Company has consolidated the financial statements of UDT for all periods presented because it has determined that UDT is a VIE, and the Company is the primary beneficiary. UDT owns a building, which is leased to the Company. The lease payments from the Company account for 100% of UDT’s revenue. Therefore, the Company believes it has the power to direct the activities of UDT that most significantly impact the entity’s economic performance, and the obligation to absorb losses of UDT or the right to receive benefits from UDT that could potentially be significant to UDT. In addition to the lease arrangement, the Company’s management provides management services to UDT in certain situations. The creditors of UDT have no recourse to the general credit of the Company.

Included in the condensed consolidated balance sheets are the following amounts related to UDT:

	31-Mar-2011	31-Dec-2010
Cash	$1,114,356	$277,698
Net property, plant, and equipment	711,812	$1,115,974
Accrued expenses	15,900	$12,900
Current and long-term debt	657,593	$666,877

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

The Company’s assets and liabilities that are measured at fair value consist of money market funds and certificates of deposit, both considered cash equivalents, which are categorized by the levels discussed above and in the table below:

31-Mar-2011	Level 1	Level 2	Level 3	Total
Money market funds	$9,631,000	$—	$—	$9,631,000
Certificates of deposit	—	4,500,000	—	$4,500,000
Total	$9,631,000	$4,500,000	$—	$14,131,000

31-Dec-2010	Level 1	Level 2	Level 3	Total
Money market funds	$9,500,000	$—	$—	$9,500,000
Certificates of deposit	—	4,500,000	—	$4,500,000
Total	$9,500,000	$4,500,000	$—	$14,000,000

As of March 31, 2011, the Company does not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.  The Company may have additional disclosure requirements in the event an impairment of the Company’s nonfinancial assets occurs in a future period.

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

The Company issues share-based payments through several plans, which are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2010.  The compensation cost that has been charged against income for those plans is as follows:

	Three Months Ended
	31-Mar-2011	31-Mar-2010
Cost of sales	$—	$—
Selling, general & administrative expense	249,335	194,838
Total share-based compensation expense	$249,335	$194,838

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $89,000 and $69,000 for the three-month periods ended March 31, 2011, and 2010, respectively.

The following is a summary of stock option activity under all plans for the three-month period ended March 31, 2011:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	764,496	$4.12
Granted	—	—
Exercised	(109,930)	1.17
Cancelled or expired	—	—
Outstanding at March 31, 2011	654,566	$4.62	$8,240,474
Options exercisable at March 31, 2011	585,816	$4.14	$7,654,062
Vested and expected to vest at March 31, 2011	654,566	$4.62	$8,240,474

During the three months ended March 31, 2011, and 2010, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was $1,792,155 and $1,249,033, respectively, and the total amount of consideration received from the exercised options was $128,094 and $486,092, respectively.

During the three-month periods ended March 31, 2011, and 2010, the Company recognized compensation expenses related to stock options granted to directors and employees of $20,280 and $7,509, respectively.

On March 2, 2011, the Company’s Compensation Committee approved the issuance of 25,000 shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2011.  The Company has recorded compensation expense of $106,251 during the three-month period ended March 31, 2011, based on the grant date price of $16.93 at March 2, 2011.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the three-month period ended March 31, 2011:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2010	251,694	$5.80
Awarded	33,663	18.27
Shares vested	(54,706)	5.13
Forfeited / cancelled	—	—
Outstanding at March 31, 2011	230,651	$9.78

At its discretion, the Company allows option and RSU holders to surrender previously owned common stock in lieu of paying the withholding taxes due upon the exercise of options or the vesting of RSUs.  During the three-month period ended March 31, 2011, 35,930 shares were surrendered at an average market price of $17.78.  During the three-month period ended March 31, 2010, 29,213 shares were surrendered at an average market price of $10.42.

During the three-month periods ended March 31, 2011, and 2010, the Company recorded compensation expense related to RSUs of $122,804 and $139,204, respectively.

It has been the Company’s practice to allow executive officers to take a portion of their earned bonuses in the form of the Company’s common stock.  The value of the stock received by executive officers, measured at the closing price on the date of grant, was $55,000 and $79,248 for the three-month periods ended March 31, 2011, and 2010, respectively.

(7)                    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following at the stated dates:

	31-Mar-2011	31-Dec-2010
Raw materials	$6,045,728	$5,214,268
Work in process	829,590	695,421
Finished goods	2,768,948	2,570,135
Less reserves for obsolescense	(543,488)	(435,488)
Total inventory	$9,100,778	$8,044,336

(8)                    Preferred Stock

On March 18, 2009, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, on March 20, 2009, to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Share”) of the Company, at a price of $25 per one one-thousandth of a Preferred Share subject to adjustment and the terms of the Rights Agreement.  The Rights expire on March 19, 2019.

(9)                    Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding.  Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following:

	Three Months Ended
	31-Mar-2011	31-Mar-2010
Weighted average common shares outstanding, basic	6,393,521	5,996,902
Weighted average common equivalent shares due to stock options and RSUs	575,840	644,706
Weighted average common shares outstanding, diluted	6,969,361	6,641,608

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would have been antidilutive.  For the three-month periods ended March 31, 2011, and 2010, the number of stock awards excluded from the computation was 0 and 41,769, respectively.

(10)              Segment Reporting

The Company is organized based on the nature of the products and services it offers.  Under this structure, the Company produces products within two distinct segments: Engineered Packaging and Component Products.  Within the Engineered Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics, and pulp fiber to provide customers with cushion packaging for their products.  Within the Component Products segment, the Company primarily uses cross-linked polyethylene and technical urethane foams to provide customers in the automotive, athletic, leisure, and health and beauty industries with custom-designed products for numerous purposes.

The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segments based on operating income.

Inter-segment transactions are uncommon and not material.  Therefore, they have not been reflected separately in the financial table below.  Revenues from customers outside of the United States are not material.  One customer in the Component Products segment comprised over 10% of the Company’s consolidated revenues for the three-month period ended March 31, 2011.  All of the Company’s assets are located in the United States.

The Company has expanded the disclosure of various financial statement accounts in its segment reporting and, in doing so, has revised its allocation of corporate assets to the two segments to present cash and cash equivalents as unallocated assets.  Prior year numbers have been adjusted to conform to the same allocation method.

	Three Months Ended 31-Mar-2011				Three Months Ended 31-Mar-2010
	Engineered Packaging	Component Products	Unallocated Assets	Total UFPT	Engineered Packaging	Component Products	Unallocated Assets	Total UFPT
Net sales	$9,876,691	$21,626,897	$—	$31,503,588	$9,000,680	$19,699,786	$—	$28,700,466
Operating income	916,074	2,993,722	—	$3,909,796	260,348	2,184,921	—	$2,445,269
Total assets	20,729,170	27,897,255	25,243,853	$73,870,278	18,484,781	24,798,973	17,135,730	$60,419,484
Depreciation / amortization	333,651	358,787	—	$692,438	314,943	496,575	—	$811,518
Capital expenditures	170,939	81,765	—	$252,704	57,249	148,474	—	$205,723

(11)                Assets Held For Sale

On January 13, 2011, United Development Company Limited (“UDT”) sold its Alabama facility (Packaging segment) for approximately $1,250,000.  The net book value of the asset at December 31, 2010, was approximately $384,000.  Selling expenses of approximately $37,000 were incurred.  From the proceeds, UDT has agreed to pay the Company $250,000 to offset moving costs.  The Company is currently evaluating its options regarding the operations performed at this facility.  The buyer of the building has agreed to allow the Company to occupy the building rent-free for a period not to exceed nine months.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “plan,” “estimate,” and other expressions, which are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements.  Examples of forward-looking statements included in this report include, without limitation, statements regarding the anticipated performance of the Company, the anticipated impact on the Company and its revenues of the end of a substantial portion of its large automotive door panel program, expected methods of growth for the Company, statements regarding prospects for the markets in which the Company competes, and the overall economy.

Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements.  Other examples of these risks, uncertainties, and other factors include, without limitation, the following: economic conditions that affect sales of the products of the Company’s customers, risks associated with the identification of suitable acquisition candidates and the successful, efficient execution and integration of such acquisitions, actions by the Company’s competitors, and the ability of the Company to respond to such actions, the ability of the Company to obtain new customers, the ability of the Company to achieve positive results in spite of competition and the conclusion of a substantial portion of its large automotive door panel program, evolving customer requirements, difficulties associated with the roll-out of new products, decisions by customers to cancel or defer orders for the Company’s products that previously had been accepted, the costs of compliance with the requirements of Sarbanes-Oxley, and general economic and industry conditions and other factors.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  All of the forward-looking statements are qualified in their entirety by reference to the risk factors and other disclaimers described in the Company’s filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics, and fiber products.  The Company serves a myriad of markets, but specifically targets opportunities in the medical and scientific, automotive, computers and electronics, aerospace and defense, consumer, and industrial markets.

In the first three months of 2011 the Company experienced organic sales growth of just under 10%, reflecting increased demand for products from the automotive and defense and aerospace markets.  The ability of the Company to leverage this sales growth as well as one-time gains and moving allowances associated with the sale of real estate in Alabama by UDT allowed the Company to generate a 60% increase in operating income and record first quarter net income.  The Company expects to incur up to approximately $300,000 in move-related expenses in 2011 associated with relocating the Alabama operations.  The Company is currently evaluating its options regarding the operations performed at this facility.

A substantial portion of a large automotive door program is expected to end mid-year.  The Company expects that the end of this program will result in reduced revenues of approximately $625,000 per month in its Georgia facility.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Sales

Sales for the three-month period ended March 31, 2011, increased 9.8% to $31.5 million from sales of $28.7 million for the same period in 2010.  The increase in sales for the three-month period ended March 31, 2011, was primarily due to increased sales of interior trim parts to the automotive industry of approximately $1.6 million (Component Products segment) and an increase in sales to the defense and aerospace industry of approximately $700,000 (both business segments).

Gross Profit

Gross profit as a percentage of sales (gross margin) increased to 27.9% for the three-month period ended March 31, 2011, from 26.0% for the same period in 2010.  The increase in gross margin is primarily due to an increase in quality of the book of business, combined with the fixed components of cost of sales (overhead) measured against higher sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately $700,000 to $5.7 million for the three-month period ended March 31, 2011, from just over $5.0 million for the same period in 2010.  The $700,000 increase in SG&A is primarily the result of an increase in professional fees of approximately $300,000 associated with the development of enhanced internal operating and information systems and a re-branding and marketing project, as well as approximately $200,000 in additional administrative salaries and wages.  While the Company anticipates incurring continued additional professional fees related to these items in 2011, it does not expect them to be significant.

As a percentage of sales, SG&A increased to 18.2% for the three-month period ended March 31, 2011, from 17.5% for the same three-month period of 2010.  The increase in SG&A as a percentage of sales is primarily due to the increase in professional fees, as indicated above.

Gain on Sales of Assets

The gain on sale of assets of approximately $830,000 was derived primarily from the sale of real estate in Alabama by UDT.  Of this $830,000 gain, approximately $428,000 relates to non-controlling interests that have been deducted to determine net income attributable to UFP Technologies, Inc.

Other Expenses

The Company had net interest income of approximately $2,000 for the three-month period ended March 31, 2011, compared to net interest expense of approximately $35,000 for the same period in 2010.  This change is primarily due to lower average borrowings and interest earned on an increased cash position.

The Company recorded a tax expense of approximately 37% of income before income tax expense, excluding net income attributable to noncontrolling interests, for the three-month periods ended March 31, 2011, and 2010.  For the three-month period ended March 31, 2011, this resulted in an effective tax rate of approximately 33% since the noncontrolling interest in UDT is not subject to corporate income tax.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

At March 31, 2011, and December 31, 2010, the Company’s working capital was approximately $41.5 million and $38.3 million, respectively.  The $3.2 million increase in working capital for the three-month period ended March 31, 2011, is primarily due to an increase in receivables, net of approximately $1.2 million (strong March sales), an increase in inventories of approximately $1.1 million (higher production activity), and increased cash of approximately $800,000.

Net cash provided by operations for the three-month periods ended March 31, 2011, and 2010, was approximately $415,000 and $2.4 million, respectively.  The decrease in cash generated from operations is primarily due to (i) an increase in receivables, net during the three-month period ended March 31, 2011, of approximately $1.2 million due to strong March 2011 sales compared to a decrease in receivables, net during the comparable period of 2010, (ii) an increase in inventories, net of approximately $1.1 million during the three-month period ended March 31, 2011, due to increased manufacturing activity, compared to a decrease in inventories, net of approximately $150,000 during the comparable period of 2010, partially offset by (iii) increased net income of approximately $1.1 million during the three-month period ended March 31, 2011, compared to the comparable period of 2010.

Cash provided by investing activities during the three-month period ended March 31, 2011, was approximately $965,000 and was primarily the result of proceeds from the sale of real estate in Alabama of approximately $1.2 million, partially offset by normal additions of manufacturing machinery and equipment of approximately $252,000.

Cash used in financing activities was approximately $569,000 and $96,000 in the three-month periods ended March 31, 2011, and 2010, respectively, The increase in cash used in financing activities is due primarily to an increase in payments of statutory withholdings for stock options exercised and restricted stock units of approximately $335,000, due to more options being exercised as well as a higher average stock price.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  At March 31, 2011, the Company had availability of approximately $16.9 million, based upon collateral levels as of that date.

The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the option of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant with which it was in compliance at March 31, 2011.  The Company’s $17 million revolving credit facility matures November 30, 2013; the term loans are all due on January 29, 2016.  The interest rate on these facilities was approximately 1.29% at March 31, 2011.

UDT has a mortgage note dated May 22, 2007, collateralized by the Florida facility, which is included within long-term debt in the condensed consolidated financial statements.  The note had an original principal balance of $786,000 and calls for 180 monthly payments of $7,147.  The interest rate is fixed at approximately 7.2%.

The Company has no significant capital commitments in 2011, but plans on adding capacity to enhance operating efficiencies in its manufacturing plants.  The Company may consider additional acquisitions of companies, technologies, or products in 2011 that are complementary to its business.  The Company believes that its existing resources, including its revolving credit facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through at least the end of 2011.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at March 31, 2011, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Funds due in	Operating Leases	Grand Rapids Mortgage	Equipment Loan	Term Loans	Georgetown Mortgage	UDT Mortgage	Debt Interest	Supplemental Retirement Plan	Total
2011	$1,274,723	$150,000	$32,257	$216,269	$69,225	$30,038	$155,398	$56,250	1,984,160
2012	1,635,901	200,000	—	288,360	92,300	42,025	192,107	75,000	2,525,693
2013	920,534	200,000	—	288,360	92,300	45,147	174,265	75,000	1,795,606
2014	605,718	200,000	—	288,360	92,300	48,213	156,378	45,833	1,436,802
2015 & after	30,135	2,833,333	—	336,424	1,307,583	492,370	468,540	125,000	5,593,385
	$4,467,011	$3,583,333	$32,257	$1,417,773	$1,653,708	$657,793	$1,146,688	$377,083	$13,335,646

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations during the three-month period ended March 31, 2011, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At March 31, 2011, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

ITEM 4:                                         CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:                                     OTHER INFORMATION

ITEM 1A:                               RISK FACTORS

Information regarding risk factors appears in Part I — Item 2 of this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Statements” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, in Part I — Item 1A under “Risk Factors.”  There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

UFP TECHNOLOGIES, INC.

Date: May 12, 2011	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly
Chairman, Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: May 12, 2011	By:	/s/ Ronald J. Lataille
Ronald J. Lataille
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.