Form 10-Q
period 2011-06-30
UFP TECHNOLOGIES INC
filed 2011-08-10
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2011

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

6,494,246 shares of registrant’s Common Stock, $.01 par value, were outstanding as of July 28, 2011.

UFP Technologies, Inc.

PART I:                FINANCIAL INFORMATION

ITEM 1:                FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Jun-11	31-Dec-10
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents (UDT: $236,219 and $277,698, respectively)	$28,118,331	$24,433,761
Receivables, net	16,153,689	14,633,375
Inventories, net	8,990,474	8,044,336
Prepaid expenses	935,387	1,035,301
Refundable income taxes	856,108	1,414,026
Deferred income taxes	1,194,598	1,208,848
Total current assets	56,248,587	50,769,647
Property, plant, and equipment (UDT: $2,099,960 and $2,756,792, respectively)	45,698,558	45,457,275
Less accumulated depreciation and amortization (UDT: $1,408,408 and $1,640,818, respectively)	(33,796,848)	(32,882,135)
Net property, plant, and equipment	11,901,710	12,575,140
Goodwill	6,481,037	6,481,037
Other assets	1,965,187	1,983,204
Total assets	$76,596,521	$71,809,028
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,584,527	$5,168,589
Accrued taxes and other expenses (UDT: $24,150 and $12,900, respectively)	6,464,570	6,679,381
Current installments of long-term debt (UDT: $0 and $39,246, respectively)	611,150	654,331
Total current liabilities	12,660,247	12,502,301
Long-term debt, excluding current installments (UDT: $0 and $627,629, respectively)	5,928,988	6,846,947
Deferred income taxes	861,775	880,775
Retirement and other liabilities	1,449,603	1,352,529
Total liabilities	20,900,613	21,582,552
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,472,406 shares at June 30, 2011, and 6,338,829 shares at December 31, 2010.	64,724	63,388
Additional paid-in capital	17,345,817	16,924,197
Retained earnings	37,619,579	32,712,904
Total UFP Technologies, Inc. stockholders’ equity	55,030,120	49,700,489
Non-controlling interests	665,788	525,987
Total stockholders’ equity	55,695,908	50,226,476
Total liabilities and stockholders’ equity	$76,596,521	$71,809,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	30-Jun-2011	30-Jun-2010	30-Jun-2011	30-Jun-2010
Net sales	$33,500,994	$29,957,495	$65,004,582	$58,657,961
Cost of sales	23,497,510	20,910,659	46,199,550	42,153,871
Gross profit	10,003,484	9,046,836	18,805,032	16,504,090
Selling, general & administrative expenses	5,686,772	5,387,357	11,412,316	10,399,342

Gain on sale of property, plant, and equipment	—	(12,000)	(833,792)	(12,000)
Operating income	4,316,712	3,671,479	8,226,508	6,116,748
Interest expense, net	(11,582)	(34,137)	(13,152)	(69,324)
Other income	—	—	4,000	—
Income before income tax expense	4,305,130	3,637,342	8,217,356	6,047,424
Income tax expense	1,602,639	1,339,997	2,881,697	2,227,634
Net income from consolidated operations	2,702,491	2,297,345	5,335,659	3,819,790
Net income attributable to noncontrolling interests	(699)	(15,729)	(428,984)	(26,792)
Net income attributable to UFP Technologies, Inc.	$2,701,792	$2,281,616	$4,906,675	$3,792,998

Net income per share attributable to UFP Technologies, Inc.:
Basic	$0.42	$0.37	$0.76	$0.63
Diluted	$0.39	$0.34	$0.70	$0.57
Weighted average common shares outstanding:
Basic	6,465,968	6,138,249	6,429,945	6,067,966
Diluted	6,981,838	6,725,398	6,974,106	6,690,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	30-Jun-2011	30-Jun-2010
Cash flows from operating activities:
Net income from consolidated operations	$5,335,659	$3,819,790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,403,492	1,634,248
Gain on sale of fixed assets	(833,792)	(12,000)
Stock issued in lieu of cash compensation	55,000	79,248
Share-based compensation	631,357	570,624
Excess tax benefit on share-based compensation	(307,177)	(495,611)
Deferred income taxes	(4,750)	(35,062)
Changes in operating assets and liabilities:
Receivables, net	(1,520,314)	(121,956)
Inventories, net	(946,138)	(345,323)
Taxes receivable	557,918	—
Prepaid expenses	99,914	(304,462)
Accounts payable	415,938	792,096
Accrued taxes and other expenses	92,366	(627,009)
Retirement and other liabilities	97,074	94,366
Other assets	(91,690)	(21,813)
Net cash provided by operating activities	4,984,857	5,027,136
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,004,256)	(885,080)
Proceeds from sale of fixed assets	1,217,694	12,000
Net cash provided by (used in) investing activities	213,438	(873,080)
Cash flows from financing activities:
Principal repayments of long-term debt	(961,140)	(310,796)
Proceeds from exercise of stock options, net of attestation	68,303	311,877
Excess tax benefit on share-based compensation	307,177	495,611
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(638,882)	(304,403)
Distribution to United Development Company Limited (non-controlling interests)	(289,183)	(105,000)
Net cash (used in) provided by financing activities	(1,513,725)	87,289
Net increase in cash and cash equivalents	3,684,570	4,241,345
Cash and cash equivalents at beginning of period	24,433,761	14,998,514
Cash and cash equivalents at end of period	$28,118,331	$19,239,859

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

The condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2011, and 2010, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011, and 2010, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three- and six-month periods ended June 30, 2011, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.

(2)                    New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) amended previously released guidance on fair value measurements and disclosures. The amendment requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The required disclosures regarding transfers into and out of Level 1 and Level 2 fair value measurements were effective for the Company as of January 1, 2010, and did not have a significant impact on the Company’s disclosures.  The amendment’s requirements related to Level 3 disclosures were effective for the Company as of January 1, 2011. This guidance affects disclosures only and have no impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS (“ASU 2011-04”), which amends ASC 820 Fair Value Measurement.  ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements.

Although ASU 2011-04 is not expected to have a significant effect on practice, it changes some fair value measurement principles and disclosure requirements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and must be applied prospectively.  Early application is not permitted.  We do not anticipate that the adoption of ASU 2011-04 will have a material impact on our financial position or the results of our operations.

(3)                    Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Six Months Ended
	30-Jun-11	30-Jun-10
Interest	$62,000	$92,440
Income taxes, net of refunds	$1,354,000	$2,769,000

During the six-month periods ended June 30, 2011, and 2010, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling $93,879 and $343,750, respectively.

(4)                    Investment in Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”). The Company has consolidated the financial statements of UDT for all periods presented because it has determined that UDT is a VIE, and the Company is the primary beneficiary. UDT owns a building, which is leased to the Company. The lease payments from the Company account for 100% of UDT’s revenue. Therefore, the Company believes it has the power to direct the activities of UDT that most significantly impact the entity’s economic performance and the obligation to absorb losses of UDT or the right to receive benefits from UDT that could potentially be significant to UDT. In addition to the lease arrangement, the Company’s management provides management services to UDT in certain situations. The creditors of UDT have no recourse to the general credit of the Company.

Included in the condensed consolidated balance sheets are the following amounts related to UDT:

	30-Jun-2011	31-Dec-2010
Cash	$236,219	$277,698
Net property, plant, and equipment	691,552	1,115,974
Accrued expenses	24,150	12,900
Current and long-term debt	—	666,875

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

The Company’s assets and liabilities that are measured at fair value consist of money market funds and certificates of deposit, both considered cash equivalents, which are categorized by the levels discussed above and in the table below:

30-Jun-2011	Level 1	Level 2	Level 3	Total
Money market funds	$9,632,000	$—	$—	$9,632,000
Certificates of deposit	—	4,500,000	—	$4,500,000
Total	$9,632,000	$4,500,000	$—	$14,132,000

31-Dec-2010	Level 1	Level 2	Level 3	Total
Money market funds	$9,500,000	$—	$—	$9,500,000
Certificates of deposit	—	4,500,000	—	$4,500,000
Total	$9,500,000	$4,500,000	$—	$14,000,000

As of June 30, 2011, the Company does not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.  The Company may have additional disclosure requirements in the event an impairment of the Company’s nonfinancial assets occurs in a future period.

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

(6)                    Share-Based Compensation

At the annual meeting of stockholders held on June 8, 2011, the stockholders voted to increase the maximum number of shares issuable under the 2003 Incentive Plan from 1,250,000 to 2,250,000.

Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company issues share-based payments through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2010.  The compensation cost charged against income for those plans is as follows:

	Three Months Ended		Six Months Ended
	30-Jun-2011	30-Jun-2010	30-Jun-2011	30-Jun-2010
Cost of sales	$—	$—	$—	$—
Selling, general & administrative expense	382,022	375,786	681,357	570,624
Total share-based compensation expense	$382,022	$375,786	$681,357	$570,624

Share-based compensation for the three- and six-month periods ended June 30, 2011, include $59,958 of the Company’s stock granted to the Board of Directors in lieu of fees.  There were no shares issued in the same periods ended June 30, 2010.

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $134,000 and $136,000 for the three-month periods ended June 30, 2011, and 2010, respectively, and approximately $219,000 and $206,000 for the six-month periods ended June 30, 2011, and 2010, respectively.

The following is a summary of stock option activity under all plans for the six-month period ended June 30, 2011:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	764,496	$4.12
Granted	13,205	16.17
Exercised	(113,680)	1.43
Cancelled or expired	—	—
Outstanding at June 30, 2011	664,021	4.83	$9,359,233
Options exercisable at June 30, 2011	610,271	4.47	$8,820,146
Vested and expected to vest at June 30, 2011	664,021	4.83	$9,359,233

During the six months ended June 30, 2011, and 2010, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was $1,823,092 and $1,747,962, respectively, and the total amount of consideration received from the exercised options was $162,182 and $655,627, respectively.

During the three-month periods ended June 30, 2011, and 2010, the Company recognized compensation expenses related to stock options granted to directors and employees of  $84,467 and $163,244, respectively.  During the six-month periods ended June 30, 2011, and 2010, the Company recognized compensation expenses related to stock options granted to directors and employees of $104,747 and $170,753, respectively.

On March 2, 2011, the Company’s Compensation Committee approved the issuance of 25,000 shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2011.  The Company has recorded compensation expense of $106,251 and $212,502 during the three- and six-month periods ended June 30, 2011, based on the grant date price of $16.93 at March 2, 2011.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the six-month period ended June 30, 2011:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2010	251,694	$5.80
Awarded	33,663	18.27
Shares vested	(54,706)	5.13
Forfeited / cancelled	—	—
Outstanding at June 30, 2011	230,651	7.78

During the three- and six-month periods ended June 30, 2011, the Company recorded compensation expense related to RSUs of $131,346 and $254,150, respectively.  The Company recorded $164,417 and $303,621 for the same periods ended June 30, 2010.

At its discretion, the Company allows option and RSU holders to surrender previously owned common stock in lieu of paying the withholding taxes due upon the exercise of options or the vesting of RSUs.  During the six-month periods ended June 30, 2011, and 2010,  35,930 and 29,213 shares were surrendered at an average market price of $17.78 and $10.42, respectively.

It has been the Company’s practice to allow executive officers to take a portion of their earned bonuses in the form of the Company’s common stock.  The value of the stock received by executive officers, measured at the closing price on the date of grant, was $55,000 and $79,248 for the six-month periods ended June 30, 2011, and 2010, respectively.

(7)                    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following at the stated dates:

	30-Jun-2011	31-Dec-2010
Raw materials	$6,134,037	$5,214,268
Work in process	735,373	695,421
Finished goods	2,772,552	2,570,135
Less reserves for obsolescense	(651,488)	(435,488)
Total inventory	$8,990,474	$8,044,336

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following:

	Three Months Ended		Six Months Ended
	30-Jun-2011	30-Jun-2010	30-Jun-2011	30-Jun-2010
Weighted average common shares outstanding, basic	6,465,968	6,138,249	6,429,945	6,067,966
Weighted average common equivalent shares due to stock options and RSUs	515,870	587,149	544,161	622,928
Weighted average common shares outstanding, diluted	6,981,838	6,725,398	6,974,106	6,690,894

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would have been antidilutive.  For the three- and six-month periods ended June 30, 2011, the number of stock awards excluded from the computation was 3,338 and 1,678, respectively.  For the three- and six-month periods ended June 30, 2010, the number of stock awards excluded from the computation was 107,118 for both periods.

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

Inter-segment transactions are uncommon and not material.  Therefore, they have not been reflected separately in the financial table below.  Revenues from customers outside of the United States are not material.  One customer in the Component Products segment comprised 10.4% of the Company’s consolidated revenues for the six-month period ended June 30, 2011.  All of the Company’s assets are located in the United States.

The Company has expanded the disclosure of various financial statement accounts in its segment reporting and, in doing so, has revised its allocation of corporate assets to the two segments to present cash and cash equivalents as unallocated assets.  Prior year numbers have been adjusted to conform to the same allocation method.

		Three Months Ended 6/30/11				Three Months Ended 6/30/10
	Engineered Packaging	Component Products	Unallocated Assets	Total UFPT	Engineered Packaging	Component Products	Unallocated Assets	Total UFPT
Net sales	$10,807,574	$22,693,420	$—	$33,500,994	$10,129,899	$19,827,596	$—	$29,957,495
Operating income	492,527	3,824,185	—	$4,316,712	966,453	2,693,026	—	$3,659,479
Depreciation / amortization	347,576	363,478	—	$711,054	274,278	548,452	—	$822,730
Capital expenditures	539,732	211,820	—	$751,552	574,719	104,638	—	$679,357

		Six Months Ended 6/30/11				Six Months Ended 6/30/10
	Engineered Packaging	Component Products	Unallocated Assets	Total UFPT	Engineered Packaging	Component Products	Unallocated Assets	Total UFPT
Net sales	$20,684,265	$44,320,317	$—	$65,004,582	$19,130,579	$39,527,382	$—	$58,657,961
Operating income	1,408,601	6,817,907	—	$8,226,508	1,226,801	4,877,947	—	$6,104,748
Total assets	19,591,327	28,886,863	28,118,331	$76,596,521	18,194,469	26,298,462	19,239,859	$63,732,790
Depreciation / amortization	681,227	722,265	—	$1,403,492	589,221	1,045,027	—	$1,634,248
Capital expenditures	710,671	293,585	—	$1,004,256	631,314	253,766	—	$885,080

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

In the first six months of 2011 the Company experienced organic sales growth of 10.8%, reflecting increased demand for products from the automotive and defense and aerospace markets.  The ability of the Company to leverage this sales growth as well as one-time gains and moving allowances associated with the sale of real estate in Alabama by UDT allowed the Company to generate a 34% increase in operating income.

On January 13, 2011, United Development Company Limited (“UDT”) sold its Alabama facility (Packaging segment) for approximately $1,250,000.  The net book value of the asset at December 31, 2010, was approximately $384,000.  Selling expenses of approximately $37,000 were incurred.  From the proceeds, UDT paid the Company $250,000 to partially offset future expected moving costs of $300,000.

A substantial portion of a large automotive door program ended on June 30, 2011.  The Company expects that the end of this program will result in reduced revenues of approximately $625,000 per month in its Georgia facility in the second half of 2011, as compared to the same period of 2010.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Sales

Sales for the three-month period ended June 30, 2011, increased 11.8% to $33.5 million from sales of $30.0 million for the same period in 2010.  Sales for the six-month period ended June 30, 2011, were $65.0 million or 10.8 % higher than sales of $58.7 million for the same period in 2010.  The increase in sales for the three-month period ended June 30, 2011, is primarily due to increased sales of interior trim parts to the automotive industry, including sales in its automotive door program, of approximately $2.8 million (Component Products segment) and an increase in sales of molded fiber packaging of approximately $600,000 (Packaging segment) partially offset by a decrease in sales of approximately $1.4 million due to the loss of a portion of a large medical account in the second half of 2010 (Component Products segment).   The increase in sales for the six-month period ended June 30, 2011, was primarily due to increased sales of interior trim parts to the automotive industry of approximately $4.4 million

(Component Products segment) and an increase in sales of parts to the defense and aerospace market of approximately $1.6 million (Packaging segment) partially offset by a decrease in sales of approximately $3.1 million due to the loss of a portion of a large medical account in the second half of 2010 (Component Products segment).

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased slightly to 29.9% for the three-month period ended June 30, 2011, from 30.2% for the same period in 2010.  Gross margin increased to 28.9% for the six-month period ended June 30, 2011, from 28.1% for the same period in 2010.  The decrease in gross margin for the three-month period ended June 30, 2011 is primarily due to a change in product mix (higher automotive sales; material as a percentage of sales increased 0.7%) partially offset by the fixed components of cost of sales (overhead) measured against higher sales.  The increase in gross margin for the six-month period ended June 30, 2011 is primarily due to the fixed components of cost of sales (overhead) measured against higher sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately $300,000 or 5.6% to $5.7 million for the three-month period ended June 30, 2011, from $5.4 million for the same period in 2010.  SG&A increased approximately $1.0 million or 9.7 % to $11.4 million for the six-month period ended June 30, 2011, from $10.4 million in the same 2010 period.  The $300,000 increase in SG&A is primarily the result of an increase in professional fees of approximately $200,000 associated with the development of enhanced internal operating and information systems as well as approximately $100,000 in additional administrative salaries and wages.  The $1.0 million increase in SG&A for the six-month period ended June 30, 2011 was primarily due to an increase in professional fees of approximately $500,000 associated with the development of enhanced internal operating and information systems and a re-branding and marketing project, as well as approximately $300,000 in additional administrative salaries and wages.

As a percentage of sales, SG&A decreased to 17.0% and 17.6% for the three- and six-month periods ended June 30, 2011, from 18.0% and 17.7% for the same three- and six-month periods of 2010.  The decreases in SG&A as a percentage of sales are primarily due to the relatively fixed-cost nature of SG&A measured against higher sales.

Gain on Sales of Assets

The gain on sale of assets of approximately $834,000 was derived primarily from the sale of real estate in Alabama by UDT.  Of this $834,000 gain, approximately $428,000 relates to non-controlling interests that have been deducted to determine net income attributable to UFP Technologies, Inc.

Other Expenses

The Company had net interest expense of approximately $12,000 and $13,000 for the three- and six-month periods ended June 30, 2011, compared to net interest expense of approximately $34,000 and $69,000, respectively, for the same periods in 2010.  This change is primarily due to lower average borrowings and interest earned on an increased cash position.

The Company recorded a tax expense of approximately 37% of income before income tax expense, excluding net income attributable to noncontrolling interests, for the three- and six-month periods ended

June 30, 2011, which was significantly similar to the same three- and six-month periods of 2010.  For the three- and-six-month periods ended June 30, 2011, this resulted in an effective tax rate of approximately 37% and 35%, respectively, since the noncontrolling interest in UDT is not subject to corporate income tax.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

At June 30, 2011, and December 31, 2010, the Company’s working capital was approximately $43.6 million and $38.3 million, respectively.  The $5.3 million increase in working capital for the six-month period ended June 30, 2011, is primarily due to an increase in cash of approximately $3.7 million (strong cash flows and sale of UDT building), an increase in receivables, net of approximately $1.5 million (strong June sales), and an increase in inventories of approximately $950,000 million (higher production activity).

Net cash provided by operations for the six-month periods ended June 30, 2011, and 2010, was approximately $5.0 million in both periods.  Although the net numbers are comparable, the components differ in several accounts: (i) an increase in net income from consolidated operations of approximately $1.5 million, (ii) an increase in receivables, net during the six-month period ended June 30, 2011, of approximately $1.5 million due to strong June 2011 sales compared to an increase in receivables, net of approximately $122,000 during the comparable period of 2010, (iii) the collection of approximately $558,000 in tax receivables during the six-month period ended June 30, 2011, and (iv) an increase in accrued expenses of approximately $92,000 during the six-month period ended June 30, 2011 compared to a decrease in accrued expenses of approximately $1.1 million in the comparable period of 2010.

Cash provided by investing activities during the six-month period ended June 30, 2011, was approximately $213,000 and was primarily the result of proceeds from the sale of real estate in Alabama of approximately $1.2 million, partially offset by normal additions of manufacturing machinery and equipment of approximately $1 million.

Cash used in financing activities was approximately $1.5 million in the six-month period ended June 30, 2011 compared to cash provided by financing activities of approximately $87,000 in the comparable period of 2010.  The increase in cash used in financing activities is due primarily to an increase in payments of statutory withholdings for stock options exercised and restricted stock units of approximately $335,000, due to more options being exercised and a higher average stock price as well as the payoff of approximately $620,000 of mortgage debt at UDT.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  At June 30, 2011, the Company had availability of approximately $16.9 million, based upon collateral levels as of that date.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the option of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant with which it was in compliance at June 30, 2011.  The Company’s $17 million revolving credit facility matures November 30, 2013; the term loans are all due on January 29, 2016.  The interest rate on these facilities was approximately 1.24% at June 30, 2011.

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

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at June 30, 2011, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Funds due in	Operating Leases	Grand Rapids Mortgage	Equipment Loan	Term Loans	Georgetown Mortgage	Debt Interest	Supplemental Retirement Plan	Total
2011	$865,691	$100,000	$30,489	$144,180	$46,150	$79,556	$37,500	$1,303,566
2012	1,635,901	200,000	—	288,360	92,300	148,225	75,000	2,439,786
2013	920,534	200,000	—	288,360	92,300	133,708	75,000	1,709,902
2014	605,718	200,000	—	288,360	92,300	119,192	45,833	1,351,403
2015 & after	30,135	2,833,333	—	336,424	1,307,583	360,588	125,000	4,993,063
	$4,057,979	$3,533,333	$30,489	$1,345,684	$1,630,633	$841,269	$358,333	$11,797,720

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations during the six-month period ended June 30, 2011, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At June 30, 2011, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

10.26

UFP Technologies, Inc. 2003 Incentive Plan, as amended (incorporated by reference to the company’s Report on Form 8-K dated June 14, 2011. The number set forth herein is the number of the Exhibit in said Report).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Calculation Linkbase Document.***

101.LAB	XBRL Taxonomy Label Linkbase Document.***

101.PRE	XBRL Taxonomy Presentation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

*	Filed herewith.

**	Furnished herewith

***

Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: August 10, 2011	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: August 10, 2011	By:	/s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.26

UFP Technologies, Inc. 2003 Incentive Plan, as amended (incorporated by reference to the company’s Report on Form 8-K dated June 14, 2011. The number set forth herein is the number of the Exhibit in said Report).*

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Calculation Linkbase Document.***

101.LAB	XBRL Taxonomy Label Linkbase Document.***

101.PRE	XBRL Taxonomy Presentation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.***

*	Filed herewith.

**	Furnished herewith

***

Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.