Form 10-Q
period 2011-09-30
UFP TECHNOLOGIES INC
filed 2011-11-09
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

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

6,527,246 shares of registrant’s Common Stock, $.01 par value, were outstanding as of November 1, 2011.

UFP Technologies, Inc.

PART I:                 FINANCIAL INFORMATION

ITEM 1:                 FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Sep-11	31-Dec-10
	(unaudited)
Assets
Current assets:
Cash and cash equivalents (UDT: $266,226 and $277,698, respectively)	$30,658,740	$24,433,761
Receivables, net	15,115,047	14,633,375
Inventories, net	9,006,257	8,044,336
Prepaid expenses	773,147	1,035,301
Refundable income taxes	854,568	1,414,026
Deferred income taxes	1,187,473	1,208,848
Total current assets	57,595,232	50,769,647
Property, plant, and equipment (UDT: $2,099,960 and $2,756,792, respectively)	47,332,599	45,457,275
Less accumulated depreciation and amortization (UDT: $1,428,668 and $1,640,818, respectively)	(34,320,960)	(32,882,135)
Net property, plant, and equipment	13,011,639	12,575,140
Goodwill	6,481,037	6,481,037
Other assets	1,757,929	1,983,204
Total assets	$78,845,837	$71,809,028
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,657,023	$5,168,589
Accrued taxes and other expenses (UDT: $27,901 and $12,900, respectively)	6,226,362	6,679,381
Current installments of long-term debt (UDT: $0 and $39,246, respectively)	580,661	654,331
Total current liabilities	12,464,046	12,502,301
Long-term debt, excluding current installments (UDT: $0 and $627,629, respectively)	5,783,823	6,846,947
Deferred income taxes	852,275	880,775
Retirement and other liabilities	1,294,612	1,352,529
Total liabilities	20,394,756	21,582,552
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,527,246 shares at September 30, 2011, and 6,338,829 shares at December 31, 2010.	65,272	63,388
Additional paid-in capital	17,660,838	16,924,197
Retained earnings	40,054,767	32,712,904
Total UFP Technologies, Inc. stockholders’ equity	57,780,877	49,700,489
Non-controlling interests	670,204	525,987
Total stockholders’ equity	58,451,081	50,226,476
Total liabilities and stockholders’ equity	$78,845,837	$71,809,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	30-Sep-2011	30-Sep-2010	30-Sep-2011	30-Sep-2010
Net sales	$30,761,959	$30,467,998	$95,766,541	$89,125,959
Cost of sales	22,277,661	21,562,022	68,477,211	63,715,893
Gross profit	8,484,298	8,905,976	27,289,330	25,410,066
Selling, general & administrative expenses	5,219,840	5,102,787	16,628,156	15,502,129

Gain on sale of property, plant, and equipment	—	—	(833,792)	(12,000)
Operating income	3,264,458	3,803,189	11,494,966	9,919,937
Interest expense, net	(5,776)	(34,922)	(18,928)	(104,246)
Income before income tax expense	3,258,682	3,768,267	11,476,038	9,815,691
Income tax expense	819,079	1,388,873	3,700,776	3,616,507
Net income from consolidated operations	2,439,603	2,379,394	7,775,262	6,199,184
Net income attributable to noncontrolling interests	(4,415)	(14,554)	(433,399)	(41,346)
Net income attributable to UFP Technologies, Inc.	$2,435,188	$2,364,840	$7,341,863	$6,157,838
Net income per share attributable to UFP Technologies, Inc.:
Basic	$0.37	$0.38	$1.14	$1.01
Diluted	$0.35	$0.35	$1.05	$0.92
Weighted average common shares outstanding:
Basic	6,510,523	6,214,777	6,457,099	6,117,441
Diluted	6,999,224	6,784,650	6,985,332	6,727,859

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	30-Sep-2011	30-Sep-2010
Cash flows from operating activities:
Net income from consolidated operations	$7,775,262	$6,199,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,981,775	2,393,690
Gain on sale of fixed assets	(833,792)	(12,000)
Stock issued in lieu of cash compensation	55,000	79,248
Share-based compensation	860,006	772,931
Excess tax benefit on share-based compensation	(419,452)	(495,611)
Deferred income taxes	(7,125)	(52,593)
Changes in operating assets and liabilities:
Receivables, net	(481,672)	60,422
Inventories, net	(961,921)	(692,213)
Taxes receivable	559,458	—
Prepaid expenses	262,154	(103,893)
Accounts payable	488,434	918,761
Accrued taxes and other expenses	(33,567)	(94,975)
Retirement and other liabilities	(57,917)	221,774
Other assets	61,396	(142,523)
Net cash provided by operating activities	9,248,039	9,052,202
Cash flows from investing activities:
Additions to property, plant, and equipment	(2,638,297)	(1,449,600)
Proceeds from sale of fixed assets	1,217,694	12,000
Net cash used in investing activities	(1,420,603)	(1,437,600)
Cash flows from financing activities:
Principal repayments of long-term debt	(1,136,794)	(466,947)
Proceeds from exercise of stock options, net of attestation	234,063	324,267
Excess tax benefit on share-based compensation	419,452	495,611
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(829,995)	(485,511)
Distribution to United Development Company Limited (non-controlling interests)	(289,183)	(105,000)
Net cash used in financing activities	(1,602,457)	(237,580)
Net increase in cash and cash equivalents	6,224,979	7,377,022
Cash and cash equivalents at beginning of period	24,433,761	14,998,514
Cash and cash equivalents at end of period	$30,658,740	$22,375,536

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

The condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2011, and 2010, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011, and 2010, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three- and nine-month periods ended September 30, 2011, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2011.

(2)       New Accounting Pronouncements

In May 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS (“ASU 2011-04”), which amends Accounting Standards Codification (“ASC”) 820, Fair Value Measurement.  ASU 2011-04 improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements.  Although ASU 2011-04 is not expected to have a significant effect on practice, it changes some fair value measurement principles and disclosure requirements.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, and must be applied prospectively.  Early application is not permitted.  We do not anticipate that the adoption of ASU 2011-04 will have a material impact on our financial position or the results of our operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends ASC 350, Intangibles — Goodwill and Other.  Previous guidance under ASC 350 required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step 1).  The amendments of ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350.  The amendments of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  We do not anticipate that the adoption of ASU 2011-08 will have a material impact on our financial position or the results of our operations.

(3)       Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Nine Months Ended
	30-Sep-11	30-Sep-10
Interest	$19,957	$81,847
Income taxes, net of refunds	$2,856,998	$4,103,653

During the nine-month periods ended September 30, 2011, and 2010, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling $93,879 and $343,750, respectively.

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

Included in the condensed consolidated balance sheets are the following amounts related to UDT:

	30-Sep-2011	31-Dec-2010
Cash	$266,226	$277,698
Net property, plant, and equipment	671,292	1,115,974
Accrued expenses	27,901	12,900
Current and long-term debt	—	666,875

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

The Company’s assets and liabilities that are measured at fair value consist of money market funds and certificates of deposit, both considered cash equivalents, which are categorized by the levels discussed above and in the table below:

30-Sep-2011	Level 1	Level 2	Level 3	Total
Money market funds	$9,695,085	$—	$—	$9,695,085
Certificates of deposit	—	4,542,000	—	4,542,000
Total	$9,695,085	$4,542,000	$—	$14,237,085

31-Dec-2010	Level 1	Level 2	Level 3	Total
Money market funds	$9,500,000	$—	$—	$9,500,000
Certificates of deposit	—	4,500,000	—	4,500,000
Total	$9,500,000	$4,500,000	$—	$14,000,000

As of September 30, 2011, the Company does not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.  The Company may have additional disclosure requirements in the event an impairment of the Company’s nonfinancial assets occurs in a future period.

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

The Company issues share-based payments through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2010.  The compensation cost charged against income for those plans is as follows:

	Three Months Ended		Nine Months Ended
	30-Sep-2011	30-Sep-2010	30-Sep-2011	30-Sep-2010
Cost of sales	$—	$—	$—	$—
Selling, general & administrative expense	228,647	202,307	860,006	772,931
Total share-based compensation expense	$228,647	$202,307	$860,006	$772,931

Share-based compensation for the nine-month period ended September 30, 2011, includes $59,958 of the Company’s stock granted to the Board of Directors as part of their annual retainer.  There were no shares issued in the same periods ended September 30, 2010.

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $71,000 and $72,000 for the three-month periods ended September 30, 2011, and 2010, respectively, and approximately $272,000 and $278,000 for the nine-month periods ended September 30, 2011, and 2010, respectively.

The following is a summary of stock option activity under all plans for the nine-month period ended September 30, 2011:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	764,496	$4.12
Granted	13,205	16.17
Exercised	(146,680)	2.24
Cancelled or expired	—	—
Outstanding at September 30, 2011	631,021	4.81	$6,077,970
Options exercisable at September 30, 2011	578,521	4.45	$5,785,432
Vested and expected to vest at September 30, 2011	631,021	4.81	$6,077,970

During the nine months ended September 30, 2011, and 2010, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was $2,183,912 and $1,762,812, respectively, and the total amount of consideration received from the exercised options was $327,942 and $668,017, respectively.

During the three-month periods ended September 30, 2011, and 2010, the Company recognized compensation expenses related to stock options granted to directors and employees of $19,440 and $18,843, respectively.  During the nine-month periods ended September 30, 2011, and 2010, the Company recognized compensation expenses related to stock options granted to directors and employees of $124,189 and $189,596, respectively.

On March 2, 2011, the Company’s Compensation Committee approved the issuance of 25,000 shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2011.  The Company has recorded compensation expense of $106,251 and $318,753 during the three- and nine-month periods ended September 30, 2011, based on the grant date price of $16.93 at March 2, 2011.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the nine-month period ended September 30, 2011:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2010	251,694	$5.80
Awarded	33,663	18.27
Shares vested	(86,706)	5.02
Forfeited / cancelled	—	—
Outstanding at September 30, 2011	198,651	8.25

During the three- and nine-month periods ended September 30, 2011, the Company recorded compensation expense related to RSUs of $102,956 and $357,106 respectively.  The Company recorded $135,339 and $438,958 for the same periods ended September 30, 2010.

At its discretion, the Company allows option and RSU holders to surrender previously owned common stock in lieu of paying the withholding taxes due upon the exercise of options or the vesting of RSUs.  During the nine-month periods ended September 30, 2011, and 2010,  46,090 and 48,792 shares were surrendered at an average market price of $18.01 and $9.95, respectively.

It has been the Company’s practice to allow executive officers to take a portion of their earned bonuses in the form of the Company’s common stock.  The value of the stock received by executive officers, measured at the closing price on the date of grant, was $55,000 and $79,248 for the nine-month periods ended September 30, 2011, and 2010, respectively.

(7)       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following at the stated dates:

	30-Sep-2011	31-Dec-2010
Raw materials	$5,959,895	$5,214,268
Work in process	1,023,466	695,421
Finished goods	2,707,599	2,570,135
Less reserves for obsolescense	(684,703)	(435,488)
Total inventory	$9,006,257	$8,044,336

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following:

	Three Months Ended		Nine Months Ended
	30-Sep-2011	30-Sep-2010	30-Sep-2011	30-Sep-2010
Weighted average common shares outstanding, basic	6,510,523	6,214,777	6,457,099	6,117,441
Weighted average common equivalent shares due to stock options and RSUs	488,701	569,873	528,233	610,418
Weighted average common shares outstanding, diluted	6,999,224	6,784,650	6,985,332	6,727,859

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would have been antidilutive.  For both the three- and nine-month periods ended September 30, 2011, the number of stock awards excluded from the computation was zero.  For both the three- and nine-month periods ended September 30, 2010, the number of stock awards excluded from the computation was 101,769.

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

Inter-segment transactions are uncommon and not material.  Therefore, they have not been reflected separately in the financial table below.  Revenues from customers outside of the United States are not material.  One customer in the Component Products segment comprised 8.3% of the Company’s consolidated revenues for the nine-month period ended September 30, 2011.  All of the Company’s assets are located in the United States.

	Three Months Ended 9/30/11			Three Months Ended 9/30/10
	Engineered Packaging	Component Products	Total UFPT	Engineered Packaging	Component Products	Total UFPT
Net sales	$10,905,820	$19,856,139	$30,761,959	$10,656,280	$19,811,718	$30,467,998
Operating income	461,936	2,802,522	$3,264,458	1,096,528	2,706,661	$3,803,189
Depreciation / amortization	243,140	335,142	$578,282	265,603	493,839	$759,442
Capital expenditures	970,247	663,794	$1,634,041	454,635	109,885	$564,520

	Nine Months Ended 9/30/11				Nine Months Ended 9/30/10
	Engineered Packaging	Component Products	Unallocated Assets	Total UFPT	Engineered Packaging	Component Products	Unallocated Assets	Total UFPT
Net sales	$31,590,084	$64,176,457	$—	$95,766,541	$29,786,859	$59,339,100	$—	$89,125,959
Operating income	1,870,537	9,620,429	—	$11,490,966	2,323,329	7,584,608	—	$9,907,937
Total assets	19,981,754	28,205,343	30,658,740	$78,845,837	16,905,064	27,475,210	22,375,536	$66,755,810
Depreciation / amortization	924,368	1,057,407	—	$1,981,775	854,824	1,538,866	—	$2,393,690
Capital expenditures	1,680,918	957,379	—	$2,638,297	1,085,949	363,651	$—	$1,449,600

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

In the first nine months of 2011 the Company experienced organic sales growth of 7.5%, reflecting increased demand for products from the automotive and defense and aerospace markets.  The ability of the Company to leverage this sales growth as well as one-time gains and moving allowances associated with the sale of real estate in Alabama by UDT allowed the Company to generate a 16% increase in operating income.

On January 13, 2011, United Development Company Limited (“UDT”) sold its Alabama facility (Packaging segment) for approximately $1,250,000.  The net book value of the asset at December 31, 2010, was approximately $384,000.  Selling expenses of approximately $37,000 were incurred.

Due to a redesigned model vehicle, a substantial portion of a large automotive door panel program ended on June 30, 2011, although the Company is still supplying door panels to the customer for other model vehicles.  Sales of door panels for the discontinued model vehicle were approximately $1.775 million and $2.0 million in the three-month periods ended September 30, 2010, and December 31, 2010, respectively.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Sales

Sales for the three-month period ended September 30, 2011, increased 1% to $30.8 million from sales of $30.5 million for the same period in 2010.  Sales for the nine-month period ended September 30, 2011, were $95.8 million or 7.5% higher than sales of $89.1 million for the same period in 2010.  The increase in sales for the three-month period ended September 30, 2011, is primarily due to increased sales to the medical industry of approximately $735,000 (Component Products segment) as well as an increase in sales of molded fiber packaging of approximately $824,000 (Packaging segment), mostly offset by a decrease in sales to the automotive industry of approximately $1 million.  The decline in sales to the automotive industry is largely due to the phase-out of a significant portion of the Company’s large door panel program in the Southeast.  Excluding the door panel program sales from our results for the three-month period ended September 30, 2010, our revenues for the three-month period ended September 30, 2011, grew 7%. The increase in sales for the nine-month period ended September 30, 2011, was primarily due to increased sales of parts to the automotive industry of approximately $4.0 million (Component Products segment) and an increase in sales of parts to the defense and aerospace market of approximately $1.6 million (Component Products segment) partially offset by a decrease in sales of approximately $600,000 due to the loss of a portion of a large medical account in the second half of 2010 (Component Products segment).

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 27.6 % for the three-month period ended September 30, 2011, from 29.2% for the same period in 2010.  Gross margin for the nine-month periods ended September 30, 2011, and 2010 was 28.5%.  The decrease in gross margin for the three-month period ended September 30, 2011, is primarily due to increased overhead costs incurred from the closure and relocation of the Company’s Alabama operations of approximately $250,000 (0.8% of sales) as well as compensation and benefits associated with added resources in the area of engineering of approximately $150,000 (0.5% of sales). The Company expects to incur additional expenses of approximately $100,000 in the fourth quarter associated with the closure and relocation of its Alabama operations.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately $117,000 or 2.3 % to $5.2 million for the three-month period ended September 30, 2011, from $5.1 million for the same period in 2010.  SG&A increased approximately $1.1 million or 7.3 % to $16.6 million for the nine-month period ended September 30, 2011, from $15.5 million in the same 2010 period.  The $117,000 increase in SG&A for the three-month period ended September 30, 2011, is primarily due to information technology initiatives and normal compensation increases.  The $1.1 million increase in SG&A for the nine-month period ended September 30, 2011, is primarily the result of an increase in professional fees of approximately $500,000 associated with the development of enhanced internal operating and information systems and a re-branding and marketing project, as well as approximately $300,000 in additional administrative salaries, wages and benefits.

As a percentage of sales, SG&A increased to 17.0%  for the three-month period ended September 30, 2011, from 16.7% for the same three-month period of 2010.  As a percentage of sales, SG&A was 17.4% for both the nine-month periods ended September 30, 2011, and 2010.  The slight increase in SG&A as a percentage of sales for the three-month period ended September 30, 2011, is primarily due to inflationary increases in SG&A measured against the relatively comparable sales for the two periods.

Gain on Sales of Assets

The gain on sale of assets of approximately $834,000 was derived primarily from the sale of real estate in Alabama by UDT.  Of this $834,000 gain, approximately $428,000 relates to non-controlling interests that have been deducted to determine net income attributable to UFP Technologies, Inc.

Other Expenses

The Company had net interest expense of approximately $6,000 and $19,000 for the three- and nine-month periods ended September 30, 2011, compared to net interest expense of approximately $35,000 and $104,000, respectively, for the same periods in 2010.  This change is primarily due to lower average borrowings and interest earned on an increased cash position.

The Company recorded a tax expense of approximately 25% of income before income tax expense, excluding net income attributable to noncontrolling interests, for the three-month period ended September 30, 2011, compared to a tax expense of approximately 37% for the comparable three-month period of 2010. The Company recorded a tax expense of approximately 32% of income before income tax expense, excluding net income attributable to noncontrolling interests, for the nine-month period ended September 30, 2011, compared to a tax expense of approximately 37% for the comparable nine-month period of 2010.  The decrease in effective income tax rate for the three- and nine-month periods ended September 30, 2011, is primarily due to the reversal during the three-month period ended September 30,

2011, of approximately $385,000 in reserves previously established for uncertain tax benefits due to a favorable outcome on a concluded Federal Internal Revenue Service audit and the statute of limitations expiring on certain other federal income tax filings.  The noncontrolling interest in UDT is not subject to corporate income tax.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

At September 30, 2011, and December 31, 2010, the Company’s working capital was approximately $45.1 million and $38.3 million, respectively.  The $6.8 million increase in working capital for the nine-month period ended September 30, 2011, is primarily due to an increase in cash of approximately $6.2 million (strong cash flows and sale of UDT building).

Net cash provided by operations for the nine-month periods ended September 30, 2011, and 2010, was approximately $9.2 million and $9.1 million, respectively.  Although the net numbers are comparable, the components differ in several accounts: (i) an increase in net income from consolidated operations of approximately $1.6 million, (ii) an increase in receivables, net during the nine-month period ended September 30, 2011, of approximately $500,000 due to relatively strong September, 2011, sales compared to a decrease in receivables, net of approximately $60,000 during the comparable period of 2010, and (iii) the collection of approximately $559,000 in tax receivables during the nine-month period ended September 30, 2011.

Cash used in investing activities during the nine-month period ended September 30, 2011, was approximately $1.4 million and was primarily the result of normal additions of manufacturing machinery and equipment and software of approximately $2.6 million, partially offset by proceeds from the sale of real estate in Alabama of approximately $1.2 million.

Cash used in financing activities was approximately $1.6 million in the nine-month period ended September 30, 2011, compared to cash used in financing activities of approximately $238,000 in the comparable period of 2010.  The increase in cash used in financing activities is due primarily to an increase in payments of statutory withholdings for stock options exercised and restricted stock units of approximately $344,000, due to more options being exercised and a higher average stock price as well as the payoff of approximately $620,000 of mortgage debt of UDT.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  At September 30, 2011, the Company had availability of approximately $16.7 million, based upon collateral levels as of that date.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the option of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant with which it was in compliance at September 30, 2011.  The Company’s

$17 million revolving credit facility matures November 30, 2013; the term loans are all due on January 29, 2016.  The interest rate on these facilities was approximately 1.2% at September 30, 2011.

The Company has no significant capital commitments in 2011, but plans on adding capacity to enhance operating efficiencies in its manufacturing plants.  The Company is currently researching and developing its next generation molded fiber production line.  Upon completion of that project, the Company currently plans to invest in new state-of-the-art equipment with the goal of having new capacity on line in 2012.  The Company may consider additional acquisitions of companies, technologies, or products in 2011 that are complementary to its business.  The Company believes that its existing resources, including its revolving credit facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through at least the end of 2012.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at September 30, 2011, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Funds due in	Operating Leases	Grand Rapids Mortgage	Term Loans	Georgetown Mortgage	Debt Interest	Supplemental Retirement Plan	Total
2011	$465,068	$50,000	$72,090	$23,074	$39,324	$18,750	$668,306
2012	1,688,062	200,000	288,360	92,300	148,225	75,000	2,491,947
2013	974,270	200,000	288,360	92,300	133,708	75,000	1,763,638
2014	661,068	200,000	288,360	92,300	119,192	45,833	1,406,753
2015 and thereafter	116,055	2,833,333	336,424	1,307,583	360,588	125,000	5,078,983
Total	$3,904,523	$3,483,333	$1,273,594	$1,607,557	$801,037	$339,583	$11,409,627

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations during the nine-month period ended September 30, 2011, it cannot guarantee that its operations will generate cash in future periods.

ITEM 3:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At September 30, 2011, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

ITEM 6:                  EXHIBITS

The following exhibits are included herein:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Calculation Linkbase Document.***

101.LAB	XBRL Taxonomy Label Linkbase Document.***

101.PRE	XBRL Taxonomy Presentation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***

*	Filed herewith.

**	Furnished herewith.

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

UFP TECHNOLOGIES, INC.

Date:	November 9, 2011	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly
Chairman, Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date:	November 9, 2011	By:	/s/ Ronald J. Lataille
Ronald J. Lataille
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*

32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.***

101.SCH	XBRL Taxonomy Extension Schema Document.***

101.CAL	XBRL Taxonomy Calculation Linkbase Document.***

101.LAB	XBRL Taxonomy Label Linkbase Document.***

101.PRE	XBRL Taxonomy Presentation Linkbase Document.***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***

*	Filed herewith.

**	Furnished herewith.

***

Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.