Form 10-K
period 2011-12-31
UFP TECHNOLOGIES INC
filed 2012-03-15
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☐

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $80,608,963, based on the closing price of $18.92 on that date as reported on the NASDAQ Capital Market.

As of March 7, 2012, there were 6,609,957 shares of common stock, $0.01 par value per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders.	Part III

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

ITEM 1.            BUSINESS

The Company designs and manufactures engineered packaging solutions utilizing molded and fabricated foams, vacuum-formed plastics, and molded fiber. The Company also designs and manufactures engineered component products using laminating, molding, and fabricating technologies. The Company serves a myriad of manufacturing sectors, but specifically targets opportunities in the medical, automotive, aerospace and defense, electronics, industrial, and consumer markets.

The Company’s high-performance packaging solutions are made primarily from polyethylene and polyurethane foams, and a wide range of sheet plastics. These solutions are custom-designed and fabricated or molded to provide protection for fragile and valuable items, and are sold primarily to original equipment and component manufacturers. Molded fiber products are made primarily from 100% recycled paper principally derived from waste newspaper. These products are custom-designed, engineered and molded into shapes for packaging high-volume consumer goods, including light electronics, wine bottles, candles, and health and beauty products.

In addition to packaging solutions, the Company fabricates and molds component products made from cross-linked polyethylene foams, reticulated polyurethane foams, and other specialty materials. The Company also laminates fabrics and other materials to cross-linked polyethylene foams, polyurethane foams, and other substrates. The Company’s component products include automotive interior trim, medical device components, disposable wound care components, military uniform and gear components, athletic padding, air filtration, high-temperature insulation, and abrasive nail files and other beauty aids.

The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc., its wholly-owned subsidiaries, Moulded Fibre Technology, Inc., Simco Industries, Inc. and its wholly-

owned subsidiary Simco Automotive Trim, Inc., and Stephenson & Lawyer, Inc. and its wholly-owned subsidiary, Patterson Properties Corporation. The Company also consolidates United Development Company Limited (“UDT”), of which the Company owns 26.32% (see Note 8). Unless context otherwise requires, the term “Company” refers to UFP Technologies, Inc. and its consolidated subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Wine Packs®, T-Tubes®, BioShell®, and Pro-Sticks® are our U.S. registered trademarks. Each trademark, trade name, or service mark of any other company appearing in this Report belongs to its respective holder.

We were incorporated in the State of Delaware in 1993. Our principal executive offices are located at 172 East Main Street, Georgetown, Massachusetts 01833; telephone number 978-352-2200; corporate website www.ufpt.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

Component Products

Component Products’ applications of foam and other types of plastics are numerous and diverse. Examples include automotive interior trim, medical device components, disposable wound care components, military uniform and gear components, athletic padding, air filtration, high-temperature insulation, and abrasive nail files and other beauty aids. Cross-linked polyethylene foams have many of the same properties as traditional polyethylene foams, including lightweight, durability, resiliency, and flexibility. Cross-linked foams have many advantages over traditional foams, including the ability to be thermoformed (molded), availability in vibrant colors, a fine cell structure providing improved esthetics and lower abrasiveness, and enhanced resistance to chemicals and ultraviolet light. Certain grades of cross-linked foams can be radiation-sterilized and have been approved by the U.S. Food and Drug Administration for open wound skin contact.

Cross-linked foam can be combined with other materials to increase product applications and market applications. For example, cross-linked foams can be laminated to fabrics to produce lightweight, flexible, and durable insoles for athletic and walking shoes, gun holsters, backpacks, and other products for the leisure, athletic, and retail markets. The Company believes that, as a result of their many advantages, cross-linked foam and cross-linked foam laminated products are being used in a wide range of markets as substitutes for traditional rubber, leather, and other product material alternatives.

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

Packaging Solutions

The Company designs, manufactures, and markets a broad range of packaging solutions primarily using polyethylene, polyurethane, cross-linked polyethylene foams, and rigid plastics. These solutions are custom-designed and fabricated or molded to provide protection for less durable, higher-value items, and are primarily sold to original equipment and component manufacturers. Examples of the Company’s packaging solutions include foam inserts for protective shipping cases, molded foam enclosures for orthopedic implants, plastic trays for medical devices and components, and end-cap packs for computer and electronics. Markets for these products are typically characterized by lower to moderate volumes where performance, such as shock absorbency and vibration damping, is valued.

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

Component Products

The Company specializes in engineered products that use the Company’s close tolerance manufacturing capabilities, its expertise in various foam materials and lamination techniques, and its ability to manufacture in clean room environments.  The Company’s component products are sold primarily to customers in the automotive, medical, sporting goods, beauty, and aerospace and defense industries. These products include automotive interior trim, medical device components, disposable wound care components, athletic padding, abrasive nail files and other beauty aids, air filtration, high-temperature insulation, and military uniform and gear components.

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

Marketing and Sales

The Company markets to the target industries it serves by promoting specific packaging and component solutions, materials, and manufacturing capabilities and services.  The Company is marketed through websites, online advertising and directories, press releases, and trade shows and expositions.

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

The top customer in the Company’s Component Products segment, Recticel Interiors North America, comprised 10.9% of that segment’s total sales and 7.2% of the Company’s total sales for the year ended December 31, 2011. No one customer’s sales exceeded 10% of the Packaging segment sales for the year ended December 31, 2011. The loss of Recticel as a customer could have a material adverse effect on the Company.

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

Research and Development

The Company’s engineering personnel continuously explore design and manufacturing techniques, as well as new innovative materials to meet the unique demands and specifications of its customers. Because the Company’s products tend to have relatively short life cycles, research and development is an integral part of the Company’s ongoing cost structure. Our research and development expenses were $0.9 million, $0.9 million, and $0.8 million in the years ended December 31, 2011, 2010, and 2009, respectively.

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

The Company has four U.S. patents relating to its molded fiber technology (including certain proprietary machine designs), and has patents with respect to such technology in certain foreign countries. The Company also has a total of twelve U.S. patents relating to technologies including foam and packaging, automotive trim, tool control, patterned nail file, and superforming process technologies, as well as patents with respect to such technologies in certain foreign countries. The Company also has some patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology, or will not be challenged or circumvented by others. The expiration dates for the Company’s U.S. patents range from 2012 through 2029.

Environmental Considerations

In addition to offering molded fiber packaging products made from recycled paper derived primarily from post-consumer newspaper waste, the Company actively promotes its philosophy of reducing product volume and resulting post-user product waste. The Company designs products to provide optimum performance with minimum material. In addition, the Company bales and disposes of certain of its urethane foam scrap for use in the carpeting industry.  The Company is aware of public support for environmentally-responsible packaging and other products. Future government action may impose restrictions affecting the industry in which the Company operates. There can be no assurance that any such action will not adversely impact the Company’s products and business.

Backlog

The Company’s backlog, as of February 11, 2012, and February 12, 2011, totaled approximately $8.8 million and $9.6 million, respectively, for the Packaging segment, and $23.8 million and $17.7 million, respectively, for the Component Products segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period.

Employees

As of January 30, 2012, the Company had a total of 617 full-time employees (as compared to 609 full-time employees as of January 31, 2011), with 355 full-time employees in the Component Products segment (39 in engineering, 259 in manufacturing operations, 27 in marketing, sales, and support services, and 30 in general and administration) and 257 full-time employees in the Packaging segment (25 in engineering, 198 in manufacturing, 17 in marketing, sales and support services, and 17 in general and administration). In addition, the Company has five executive officers that are not allocated to a specific segment. The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

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

We depend on a small number of customers for a large percentage of our revenues. The loss of any such customer, a reduction in sales to any such customer, or the decline in the financial condition of any such customer could have a material adverse effect on our business, financial condition, and results of operations.

A limited number of customers typically represent a significant percentage of our revenues in any given year. Our top ten customers represent approximately 28% and 31% of our total revenues in 2011 and 2010, respectively. A single automotive program accounted for approximately 10.9% and 13.9%, respectively, of our Component Products segment sales and approximately 7.2% and 9.3% of our total sales in 2011 and 2010, respectively. A substantial portion of the program was phased out in 2011, and, accordingly, we expect sales from this program to decline in 2012 and beyond.  Our revenues are directly dependent on the ability of our customers to develop, market, and sell their products in a timely, cost-effective manner. The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and financial results. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer.

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

We use electricity and natural gas at our manufacturing facilities to operate our equipment. Over the past several years, prices for electricity and natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power, or a natural disaster, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally as well as an increase in the cost of our raw materials, of which many are petroleum-based. In addition, increased energy costs negatively impact our freight costs due to higher fuel prices. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a material adverse effect upon our business and results of operations.

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

Based on information made available to us, we believe that our executive officers, directors and their affiliates collectively owned approximately 26.1% of our outstanding shares of common stock as of March 1, 2012.  As a result, those stockholders may, if acting together, control or exert substantial influence over actions requiring stockholders’ approval, including elections of our directors, amendments to our certificate of incorporation, mergers, sales of assets or other business acquisitions or dispositions.

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

ITEM 2.            PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts	57,600	(owned by the Company)	Headquarters, fabrication, molding, test lab, clean room, and engineering for Component Products segment
Haverhill, Massachusetts	48,772	02/28/2013	Flame lamination for the Component Products segment

Location	Square Feet	Lease Expiration Date	Principal Use
Atlanta, Georgia	47,000	04/30/2014	Molding and engineering for the Component Products segment
Gainesville, Georgia	2,500	04/30/2012	Engineering and design for the Packaging Segment
Huntsville, Alabama	9,000	06/30/2016	Engineering, design, and fabrication for the Packaging segment
Ventura, California	48,300	month-to-month	Fabrication and engineering for the Component Products segment
Grand Rapids, Michigan	255,260	(owned by the Company)	Fabrication, molding, and engineering for the Component Products segment
Rancho Dominguez, California	56,000	11/14/2012	Fabrication, molding, and engineering for the Component Products segment
Denver, Colorado	18,270	(owned by the Company)	Fabrication, molding, and engineering for the Component Products segment
Denver, Colorado	28,383	(owned by the Company)	Fabrication, molding, and engineering for the Component Products segment
Raritan, New Jersey	67,125	02/28/2013	Fabrication, molding, test lab, clean-room, and engineering for the Packaging segment
Kissimmee, Florida(1)	49,400	12/31/2011	Fabrication, molding, test lab, and engineering for the Packaging segment
El Paso, Texas	40,000	month-to-month	Warehousing and fabrication for the Packaging segment
El Paso, Texas	48,325	01/30/2017	Warehousing and fabrication for the Packaging segment
Glendale Heights, Illinois	78,913	07/31/2014	Fabricating, clean room, molding, and engineering for the Packaging segment
Clinton, Iowa	60,000	12/31/2014	Molded fiber operations for the Packaging segment
Clinton, Iowa	62,000	02/28/2015	Molded fiber operations for the Packaging segment

(1)   United Development Company Limited, a Florida limited partnership and an affiliate of the Company and certain officers, directors and stockholders of the Company, is the lessor of these properties. United Development Company Limited was consolidated into the Company’s financial statements in 2003 (see Notes 8 and 23 to the Consolidated Financial Statements).

ITEM 3.            LEGAL PROCEEDINGS

The Company is a defendant in various administrative proceedings that are being handled in the ordinary course of business.  In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the company’s financial condition or results of operations.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

From July 8, 1996, until April 18, 2001, the Company’s common stock was listed on the NASDAQ National Market under the symbol “UFPT.” Since April 19, 2001, the Company’s common stock has been listed on the NASDAQ Capital Market. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2010, to December 31, 2011:

Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$11.06	$6.50
Second Quarter	11.59	8.26
Third Quarter	12.03	8.51
Fourth Quarter	13.28	10.50

Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$21.59	$12.19
Second Quarter	19.64	14.86
Third Quarter	19.68	14.20
Fourth Quarter	15.90	12.65

Number of Stockholders

As of March 7, 2012, there were 86 holders of record of the Company’s common stock.

Due to the fact that many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2010 or 2011. The Company presently intends to retain all of its earnings to provide funds for the operation of its business, although it would consider paying cash dividends in the future. The Company’s ability to pay dividends is subject to approval by its principal lending institution.

Stock Plans

The Company maintains two active stock incentive plans to provide long-term rewards and incentives to the Company’s key employees, officers, employee directors, non-employee directors, and advisors. The 2009 Non-Employee Director Stock Incentive Plan provides for the issuance of up to 975,000 shares of the Company’s common stock to non-employee directors.

The Company also maintains the 2003 Incentive Plan, which provides the Company with the ability to offer up to 2,250,000 shares of equity-based incentives to present and future executives, and other employees who are in a position to contribute to the long-term success and growth of the Company.  Additional details of these plans are discussed in Note 13 to the consolidated financial statements.

Each of these plans and their amendments has been approved by the Company’s stockholders.

Summary plan information as of December 31, 2011, is as follows:

	Number of shares of UFPT common stock to be issued (1)	Weighted average exercise price of outstanding options	Number of shares of UFPT common stock remaining available for future issuance
1993 Employee Plan(2)	331,620	$2.65	0
1998 Director Plan	250,651	6.83	220,226
Total Option Plans	582,271	4.45	220,226
2003 Incentive Plan Options	56,250	10.50	0
2003 Incentive Plan RSU	176,209	—	1,087,836	(3)
Total 2003 Incentive Plan	232,459	—	1,087,836
Total All Stock Plans	814,730	—	1,308,062

(1)  Will be issued upon exercise of outstanding options or vesting of stock unit awards.

(2)  The plan expired on April 12, 2010.

(3)  Represents the total of both Options and RSUs available in the 2003 Incentive Plan.

ITEM 6.            SELECTED FINANCIAL DATA

The following table summarizes our financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements appearing elsewhere in this document. The selected statements of operations data for the fiscal years ended December 31, 2011, 2010, and 2009, and the selected balance sheet data as of December 31, 2011, and 2010, are derived from the audited financial statements, which are included elsewhere in this document. The selected statements of operations data for the years ended December 31, 2008, and 2007, and the balance sheet data at December 31, 2009, 2008, and 2007, are derived from our audited financial statements not included in this document.

Selected Consolidated Financial Data:

	Years Ended December 31
	(in thousands, except per share data)
Consolidated statement of operations data(1)	2011	2010	2009	2008		2007
Net sales	$127,244	120,766	99,231	110,032		93,595
Gross profit	36,245	34,616	26,719	28,563		22,810
Operating income	15,716	14,392	8,192	8,425	(2)	7,247
Net income attributable to UFP Technologies, Inc.	10,346	9,247	5,929	5,116		4,159
Diluted earnings per share	1.48	1.37	0.94	0.82		0.71
Weighted average number of diluted shares outstanding	6,999	6,749	6,294	6,263		5,861

	As of December 31
	(in thousands)
Consolidated balance sheet data	2011	2010	2009	2008	2007
Working capital	$48,575	$38,267	$27,702	$18,688	$14,952
Total assets	79,721	69,478	57,855	47,133	43,336
Short-term debt and capital lease obligations	581	654	623	1,419	1,419
Long-term debt and capital lease obligations, excluding current portion	5,639	6,847	7,502	4,852	6,271
Total liabilities	17,736	19,251	18,849	16,289	18,510
Stockholders’ equity	61,985	50,226	39,005	31,890	24,827

(1)         See Note 20 to the consolidated financial statements for segment information.

(2)         Amount includes restructuring charges of $1.3 million.

ITEM 7.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UFP Technologies is producer of innovative custom-engineered components, products and specialty packaging. The Company serves a myriad of markets, but specifically targets opportunities in the medical, automotive, aerospace and defense, computer and electronics, industrial, and consumer markets.

In 2011 the Company experienced organic sales growth of 5.4%, reflecting increased demand for products from the automotive and defense and aerospace markets.  The ability of the Company to leverage this sales growth as well as one-time gains and moving allowances associated with the sale of real estate in Alabama by UDT allowed the Company to generate a 9.2% increase in operating income.

On January 13, 2011, United Development Company Limited (“UDT”) sold its Alabama facility (Packaging segment) for approximately $1,250,000.  The net book value of the asset at December 31, 2010, was approximately $384,000.  Selling expenses of approximately $38,000 were incurred.

Due to a redesigned model vehicle, a substantial portion of a large automotive door panel program ended on June 30, 2011, although the Company is still supplying door panels to the customer for other model vehicles.  Sales of door panels for the discontinued model vehicle were approximately $3.8 million and $4.0 million for the six-month periods ended December 31, 2010, and June 30, 2011, respectively.

The Company’s strategy includes further organic growth and growth through strategic acquisitions.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s consolidated statements of operations:

	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.5%	71.3%	73.1%
Gross profit	28.5%	28.7%	26.9%
Selling, general, and administrative expenses	16.8%	16.8%	18.7%
Gain on sale of fixed assets	-0.6%	0.0%	0.0%
Operating income	12.3%	11.9%	8.2%
Total other expenses (income), net	0.0%	0.0%	-0.7%
Income before taxes	12.3%	11.9%	8.9%
Income tax expense	3.9%	4.1%	2.9%
Net income attributable to consolidated operations	8.4%	7.8%	6.0%
Net income attributable to non-controlling interests	0.3%	0.1%	0.0%
Net income attributable to UFP Technologies, Inc.	8.1%	7.7%	6.0%

2011 Compared to 2010

Net sales increased 5.4% to $127.2 million for the year ended December 31, 2011, from net sales of $120.8 million in the same period of 2010.  The $6.4 million increase in sales was largely attributable to increased sales into the aerospace and defense industries of approximately $3.1 million fueled by a new contract for the US Marines to supply backpack components (Component Products Segment) as well as demand for interior trim parts from the automotive industry of approximately $1.8 million (Component Products segment).

Gross profit as a percentage of sales (“Gross Margin”) decreased slightly to 28.5% for the year ended December 31, 2011, from 28.7% in 2010. The slight decrease in gross margin is primarily attributable to costs of approximately $350,000 incurred as a result of the closure of the Company’s manufacturing facility in Alabama as well as approximately $300,000 incurred in additional health insurance claims (overhead) partially offset by manufacturing efficiencies achieved in the Company’s plants (as a percentage of sales material and direct labor collectively decreased by 0.2% in 2011).

Selling, General, and Administrative Expenses (“SG&A”) increased 5.6% to $21.4 million for the year ended December 31, 2011, from $20.2 million in 2010. As a percentage of sales, SG&A was 16.8% for both the years ended December 31, 2011, and 2010. The $1.2 million increase in SG&A for the year ended December 31, 2011, is primarily due to an increase in professional fees of approximately $400,000 associated with the development of enhanced internal operating and information systems and a re-branding and marketing project, approximately $400,000 in additional administrative salaries, wages and benefits and approximately $200,000 in additional health insurance claims.

Interest expense net of interest income decreased to approximately $27,000 for the year ended December 31, 2011, from net interest expense of approximately $116,000 in 2010. The decrease in interest expense is primarily attributable to higher interest earned on excess cash balances, as well as lower interest paid on declining term debt balances.

The gain on sale of assets of approximately $834,000 was derived primarily from the sale of real estate in Alabama by UDT.  Of this $834,000 gain, approximately $428,000 relates to non-controlling interests that have been deducted to determine net income attributable to UFP Technologies, Inc., and $250,000 represents a one-time fee paid to the Company for managing the transaction.

The Company recorded income tax expense as a percentage of income before income tax expense excluding net income attributable to non-controlling interests, of 31.3% and 34.8% for the year ended December 31, 2011, and 2010, respectively. The decrease in the effective tax rate for the year ended December 31, 2011, is primarily attributable to the reversal in 2011 of approximately $385,000 in reserves previously established for uncertain tax benefits due to a favorable outcome on a concluded Federal Internal Revenue Service audit and the statute of limitations expiring on certain other federal income tax filings as well as increased deductions associated with domestic manufacturing.  The non-controlling interest in UDT is not subject to corporate income tax.  The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at December 31, 2011. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carry-forward period are reduced.

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

The Company recorded income tax expense as a percentage of pre-tax income of 34.8% and 32.0% for the year ended December 31, 2010 and 2009, respectively. The increase in effective tax rate for 2010 is primarily due to the non-taxable gains recorded on the acquisitions of Foamade, ENM, and AMI in 2009. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets will be realized, and has not recorded a tax valuation allowance at December 31, 2010. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carry-forward period are reduced.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally-generated cash.

As of December 31, 2011, and 2010, working capital was approximately $48.6 million and $38.3 million, respectively. The increase in working capital is primarily attributable to an increase in cash of approximately $7.7 million due to cash generated from operations and increased inventories of approximately $1.7 million due largely to the build-up of finished goods associated with a project for the US Marines.

Cash provided from operations was approximately $11.7 million and $11.8 million in 2011 and 2010, respectively. The primary reasons for the slight decrease in cash generated from operations in 2011 were (i) an increase in inventory in 2011 of approximately $1.7 million compared to an increase in inventory in 2010 of approximately $400,000 due largely to an increase in inventory associated with a military program, (ii) a decrease in accrued taxes and other expenses of approximately $440,000 in 2011 compared to an increase in 2010 of approximately $1.4 million due mostly to higher income tax payments made in 2011, partially offset by (iii) an increase in profits in 2011 of approximately $1.4 million.  Net cash used in investing activities in 2011 was approximately $2.5 million and was used primarily for the acquisition of new manufacturing equipment of approximately $3.7 million, partially offset by cash provided from the sale of real estate of approximately $1.2 million.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA. The facility is comprised of: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization. Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels. Therefore, the entire $17 million may not be available to the Company. As of December 31, 2011, the Company had availability of approximately $16.9 million based upon collateral levels in place as of that date. The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan. Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant. The Company’s $17 million revolving credit facility matures November 30, 2013; the term loans are all due on January 29, 2016. At December 31, 2011, the interest rate on these facilities was 1.28%, and there were no borrowings outstanding on the line of credit.

Commitments, Contractual Obligations, and Off-Balance-Sheet Arrangements

The following table summarizes the Company’s contractual obligations at December 31, 2011:

Payments due in:	Operating Leases	Grand Rapids Mortgage	Term Loans	Massachusetts Mortgage	Debt Interest	Supplemental Retirement	New Molded Fiber Equipment Purchase Commitment	Total
2012	$1,762,408	$200,001	$288,360	$92,300	$148,225	$75,000	$4,793,000	$7,359,294
2013	1,127,907	200,001	288,360	92,300	133,708	75,000	—	$1,917,276
2014	820,134	200,001	288,360	92,300	119,192	45,833	—	$1,565,820
2015	251,036	200,001	288,360	92,300	104,675	25,000	—	$961,372
2016 and thereafter	211,752	2,633,329	48,062	1,215,283	255,913	100,000	—	$4,464,339
Total	$4,173,237	$3,433,333	$1,201,502	$1,584,483	$761,713	$320,833	$4,793,000	$16,268,101

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above. The Company’s principal sources of funds are its operations and its revolving credit facility. Although the Company generated cash from operations in the year ended December 31, 2011, it cannot guarantee that its operations will generate cash in future periods. Subject to the Risk Factors set forth in Part I, Item 1A of this Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that cash flow from operations will provide us with sufficient funds in order to fund our expected operations over the next twelve months.

The Company does not believe inflation has had a material impact on its results of operations in the last three years.

The Company had no off-balance-sheet arrangements in 2011, other than operating leases.

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

Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The Company’s reporting units include its Component Products segment, Packaging segment (excluding its Molded Fiber operation), and its Molded Fiber operation. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company assessed qualitative factors as of December 31, 2011, and determined that it was more likely than not that the fair value of both reporting units exceeded their respective carrying amounts.  Factors considered for each reporting unit included financial performance, forecasts and trends, market cap, regulatory and environmental issues, foreign currency, market analysis, recent transactions, macro-economic conditions, industry and market considerations, raw material costs, management stability, and the degree by which the fair value of each reporting unit exceeded its carrying value in 2010 (approximately $37 million or 161% and $7 million or 190% for the Component Products and Molded Fiber reporting units, respectively).  As a result, no goodwill impairment test was performed in 2011.  Based upon tests performed in 2010 and 2009, there was no goodwill impairment as of December 31, 2010, and 2009.

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

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2011, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has four debt instruments where interest is based upon either the Prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes; however, the Company believes the market risk of the debt is minimal.

ITEM 8.                                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements and Supplementary Data of the Company are listed under Part IV, Item 15, in this Report.

ITEM 9.                                   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2011, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2011, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART IV

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number		Reference

2.01	Agreement and Plan of Reorganization among the Company, Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	A-2.01**

2.02	Agreement of Merger between Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	B-2.02**

2.03	Merger Agreement relating to the reincorporation of the Company in Delaware.	A-2.02**

2.04	Asset Purchase Agreement relating to the purchase of Foam Cutting Engineers, Inc.	C-2**

2.05	Asset Purchase Agreement relating to the purchase of the assets of Pacific Foam Technologies, Inc.	D-2.05**

2.06	Stock Purchase Agreement dated January 14, 2000, relating to the acquisition of the stock of Simco Industries, Inc.	E-2.01**

3.01	Certificate of Incorporation of the Company, as amended.	F-3.01** G-3.01**

3.02	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 20, 2009.	HH-3.02**

3.03	Amended and Restated Bylaws of the Company.	HH-3.03**

Number		Reference

4.01	Specimen Certificate for shares of the Company’s Common Stock.	A-4.01**

4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company, filed as Exhibit 3.01).	F-3.01**

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

HH-4.03**

10.01	Agreement between the Company and William H. Shaw.	A-10.08*, **

10.02	Agreement and Severance Agreement between the Company and Richard L. Bailly.	A-10.09*, **

10.03	Employee Stock Purchase Plan.	A-10.18**

10.04	1993 Combined Stock Option Plan, as amended.	I-10.19*, **

10.05	1993 Non-employee Director Stock Option Plan.	J-4.5**

10.06	Facility Lease between the Company and Raritan Associates.	A-10.22**

10.07	Facility Lease between the Company and Dana Evans d/b/a Evans Enterprises.	A-10.27**

10.08	Form of Indemnification Agreement for directors and officers of the Company.	A-10.30**

10.09	Facility Lease between the Company and Clinton Area Development Corporation.	K-10.37**

10.10	Employment Agreement with R. Jeffrey Bailly dated April 4, 1995.	L-10.37*, **

10.11	Amended 1998 Employee Stock Purchase Plan.	M**

10.12	Facility Lease between the Company and Quadrate Development, LLC.	N-10.43**

10.13	Amended 1998 Director Stock Option Incentive Plan, as amended.	M, DD*, **

10.14	Amended Facility Lease between the Company and United Development Company Limited.	O-10.27**

10.15	Amended Facility Lease between the Company and United Development Company Limited.	O-10.28**

10.16	Amended Facility Lease between the Company and Ward Hill Realty Associates, LLC, successors in interest to Evans Enterprises of South Beach.	P-10.30**

10.17	Credit and Security Agreement between the Company and Fleet Capital Corporation.	Q-10.31**

10.18	Facility Lease between Simco Automotive Trim, Inc. and Insite Atlanta, LLC.	R-10.31**

10.19	Amended Credit and Security Agreement between the Company and Fleet Capital Corporation.	S-10.33**

10.20	Facility lease between the Company and Clinton Base Company LLC.	G-10.34**

10.21	Second Amendment to the Credit Agreement between the Company and Fleet Capital Corporation.	T-10.35**

Number		Reference

10.22	Third Amendment to the Credit and Security Agreement between the Company and Bank of America.	U-10.37**

10.23	1998 Employee Stock Purchase Plan as amended.	V-10.38**

10.24	Form of Stock Unit Award Agreement.	W-10.40*,**

10.25	Executive Non-qualified Excess Plan.	X-10.41*,**

10.26	UFP Technologies, Inc. 2003 Incentive Plan, as amended.	OO-10.26*,**

10.27	Promissory note of United Development Company Limited in favor of Bank of America, N.A. dated May 22, 2007.	Y-10.27

10.28	Employment Agreement with R. Jeffrey Bailly dated October 8, 2007.	Z-10.28*,**

10.29	Agreement and Plan of Merger dated as of January 14, 2008, among UFP Technologies, Inc., S&L Acquisition Corp., and Stephenson & Lawyer, Inc.	AA-10.29**

10.30	Form of 2008 Stock Unit Award Agreement.	CC-10.30*,**

10.42	Amended facility lease between the Company and Rothbart Realty Co.	CC-10.42**

10.43	Amended facility lease between the Company and Rothbart Realty Co.	CC-10.43**

10.44	Amended facility lease between the Company and Quadrate Development, LLC.	CC-10.44**

10.45	Amended facility lease between the Company and Kessler Industries, Inc.	CC-10.45**

10.46	Amended facility lease between the Company and Raritan Johnson Associates, LLC.	CC-10.46**

10.47	Amended facility lease between the Company and Ward Hill Realty Associates, LLC.	CC-10.47**

10.48	Form of Stock Unit Award Agreement by and between UFP Technologies, Inc. and R. Jeffrey Bailly.	EE-10.48*,**

10.49	Third Amendment to Iowa facility lease, signed as of August 20, 2008, between Moulded Fibre Technology, Inc.(Tenant) and Clinton Base Company, LLC (Landlord).	FF-10.49**

10.50	Form of 2009 Stock Unit Award Agreement.	GG-10.50*,**

10.51	Amended and restated Credit and Security Agreement between the Company and Bank of America, N.A, dated January 27, 2009.	II-10.51**

10.52	2009 Non-Employee Director Stock Incentive Plan.	JJ-10.52*, **

10.53	Lease agreement dated July 29, 2009, between ProLogis and UFP Technologies, Inc.	KK-10.53**

10.54	Form of 2010 Stock Unit Award Agreement.	LL-10.54*,**

10.55	Form of 2011 Stock Unit Award Agreement.	MM-10.55*,**

10.56	Amendment to Employment Agreement with R. Jeffrey Bailly.	NN-10.56*,**

10.57	Form of 2011 CEO Stock Unit Award Agreement.	NN-10.57*,**

10.58	Form of 2012 Stock Unit Award Agreement.	PP-10.58*,**

10.59	Form of 2012 Stock Unit Award Agreement.	PP-10.59*,**

10.60	Facility lease between the Company and East Group Properties, LLP.	Filed herewith

Number		Reference

14.00	Code of Ethics.	BB**

21.01	Subsidiaries of the Company.	Filed herewith

23.01	Consent of Grant Thornton LLP.	Filed herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document.	Filed herewith***

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith***

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Filed herewith***

101.LAB	XBRL Taxonomy Label Linkbase Document.	Filed herewith***

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Filed herewith***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith***

A.	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-70912). The number set forth herein is the number of the Exhibit in said Registration Statement.

B.	Incorporated by reference to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1993. The number set forth herein is the number of the Exhibit in said Annual Report.

C.	Incorporated by reference to the Company’s report on 8-K dated February 3, 1997. The number set forth herein is the number of the Exhibit in said report.

D.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The number set forth herein is the number of the Exhibit in said Annual Report.

E.	Incorporated by reference to the Company’s Report on Form 8-K dated January 31, 2000. The number set forth herein is the number of the Exhibit in said Report.

F.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1996. The number set forth herein is the number of the Exhibit in said Quarterly Report.

G.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004. The number set forth herein is the number of the exhibit in said Quarterly Report.

H	Incorporated by reference to the Company’s report on Form 8-K dated January 13, 1999. The number set forth herein is the number of the Exhibit in said Report.

I.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1998. The number set forth herein is the number of the Exhibit in said Quarterly Report.

J.	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 33-76440). The number set forth herein is the number of the Exhibit in said Registration Statement.

K.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The number set forth herein is the number of the Exhibit in said Annual Report.

L.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1995. The number set forth herein is the number of the Exhibit in said Quarterly Report.

M.	Incorporated by reference to the Company’s Proxy Statement relating to the Company’s Annual Meeting of Stockholders on June 5, 2002.

N.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The number set forth herein is the number of the Exhibit in said Annual Report.

O.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The number set forth herein is the number of the Exhibit in said Annual Report.

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

FF

Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008. The number set forth herein is the number of the exhibit in said Quarterly Report.

GG.	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 2, 2009. The number set forth herein is the number of the Exhibit in said Report.

HH.	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 24, 2009. The number set forth herein is the number of the Exhibit in said Report.

II.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The number set forth herein is the number of the exhibit in said Annual Report.

JJ.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009. The number set forth herein is the number of the exhibit in said Quarterly Report.

KK.

Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2009. The number set forth herein is the number of the exhibit in said Quarterly Report.

LL.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The number set forth herein is the number of the Exhibit in said Annual Report.

MM.	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 25, 2011. The number set forth herein is the number of the Exhibit in said Report.

NN.	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 8, 2011. The number set forth herein is the number of the Exhibit in said Report.

OO.	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 14, 2011. The number set forth herein is the number of the Exhibit in said Report.

PP.	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 24, 2012. The number set forth herein is the number of the Exhibit in said Report.

*	Management contract or compensatory plan or arrangement.
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

UFP TECHNOLOGIES, INC.

Date:	March 15, 2012	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 15, 2012
R. Jeffrey Bailly	President, and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Vice President,	March 15, 2012
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Kenneth L. Gestal	Director	March 15, 2012
Kenneth L. Gestal

/s/ David B. Gould	Director	March 15, 2012
David B. Gould

/s/ Thomas Oberdorf	Director	March 15, 2012
Thomas Oberdorf

/s/ Marc Kozin	Director	March 15, 2012
Marc Kozin

/s/ David K. Stevenson	Director	March 15, 2012
David K. Stevenson

/s/ Robert W. Pierce, Jr.	Director	March 15, 2012
Robert W. Pierce, Jr.

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2011, and 2010

And for the Years Ended December 31, 2011, 2010, and 2009

With Report of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UFP Technologies, Inc.

Georgetown, MA

We have audited the accompanying consolidated balance sheet of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  The consolidated financial statements of the Company as of December 31, 2010 and for each of the years in the two year period ended December 31, 2010 were audited by CCR LLP.  We have since succeeded the practice of such firm.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UFP Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, MA

March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UFP Technologies, Inc.

Georgetown, MA

We have audited UFP Technologies, Inc.’s (a Delaware Corporation) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). UFP Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on UFP Technologies, Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, UFP Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of UFP Technologies, Inc. and subsidiaries and our report dated March 15, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, MA

March 15, 2012

UFP TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2011	2010
Assets
Current assets:
Cash and cash equivalents (UDT: $278,475 and $277,698, respectively)	$29,848,798	$22,102,634
Receivables, net	15,618,717	14,633,375
Inventories, net	9,758,623	8,044,336
Prepaid expenses	558,875	1,035,301
Refundable income taxes	1,086,632	1,414,026
Deferred income taxes	1,168,749	1,208,848
Total current assets	58,040,394	48,438,520
Property, plant, and equipment (UDT: $2,099,960 and $2,756,792, respectively)	47,635,907	45,457,275
Less accumulated depreciation and amortization (UDT: $(1,448,928) and $(1,640,818), respectively)	(34,289,450)	(32,882,135)
Net property, plant, and equipment	13,346,457	12,575,140
Goodwill	6,481,037	6,481,037
Intangible assets	398,499	593,829
Other assets	1,454,867	1,389,375
Total assets	$79,721,254	$69,477,901
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,344,480	$2,837,462
Accrued expenses (UDT: $14,400 and $12,900, respectively)	5,540,163	6,679,381
Current installments of long-term debt (UDT: $0 and $39,246, respectively)	580,661	654,331
Total current liabilities	9,465,304	10,171,174
Long-term debt, excluding current installments (UDT: $0 and $627,629, respectively)	5,638,658	6,846,947
Deferred income taxes	1,292,378	880,775
Retirement and other liabilities	1,340,131	1,352,529
Total liabilities	17,736,471	19,251,425
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,554,746 in 2011 and 6,338,829 shares in 2010.	65,547	63,388
Additional paid-in capital	18,185,912	16,924,197
Retained earnings	43,059,074	32,712,904
Total UFP Technologies, Inc. stockholders’ equity	61,310,533	49,700,489
Non-controlling interests	674,250	525,987
Total stockholders’ equity	61,984,783	50,226,476
Total liabilities and stockholders’ equity	$79,721,254	$69,477,901

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2011	2010	2009
Net sales	$127,243,846	$120,766,450	$99,231,334
Cost of sales	90,999,327	86,150,720	72,511,919
Gross profit	36,244,519	34,615,730	26,719,415
Selling, general, and administrative expenses	21,366,913	20,235,540	18,539,005
Gain on sales of property, plant, and equipment	(838,592)	(12,000)	(11,206)
Operating income	15,716,198	14,392,190	8,191,616
Other (expenses) income
Interest expense, net	(26,874)	(115,537)	(232,747)
Other, net	—	150,000	—
Gains on acquisitions	—	—	839,690
Total other (expense) income	(26,874)	34,463	606,943
Income before income tax provision	15,689,324	14,426,653	8,798,559
Income tax expense	4,905,708	5,019,136	2,816,575
Net income from consolidated operations	10,783,616	9,407,517	5,981,984
Net income attributable to non-controlling interests	(437,446)	(160,425)	(52,559)
Net income attributable to UFP Technologies, Inc.	$10,346,170	$9,247,092	$5,929,425

Net income per share:
Basic	$1.60	$1.50	$1.02
Diluted	$1.48	$1.37	$0.94
Weighted average common shares:
Basic	6,475,540	6,157,310	5,829,580
Diluted	6,999,300	6,749,062	6,293,964

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010, and 2009

			Additional		Non-	Total
	Common Stock		Paid-in	Retained	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at December 31, 2008	5,666,703	$56,667	$13,774,334	$17,536,387	$523,003	$31,890,391
Stock issued in lieu of compensation	43,279	433	183,067	—	—	183,500
Share-based compensation	196,000	1,960	898,853	—	—	900,813
Exercise of stock options	39,375	394	129,938	—	—	130,332
Excess tax benefits on share-based compensation	—	—	23,421	—	—	23,421
Net income	—	—	—	5,929,425	52,559	5,981,984
Distribution to non-controlling interests	—	—	—	—	(105,000)	(105,000)
Balance at December 31, 2009	5,945,357	59,454	15,009,613	23,465,812	470,562	39,005,441
Stock issued in lieu of compensation	10,291	103	79,145	—		79,248
Share-based compensation	108,421	1,084	962,626	—		963,710
Exercise of stock options net of shares presented for exercise	274,760	2,747	504,309	—		507,056
Net share settlement of restricted stock units and stock option tax withholding	—	—	(485,511)	—	—	(485,511)
Excess tax benefits on share-based compensation	—	—	854,015	—		854,015
Net income	—	—	—	9,247,092	160,425	9,407,517
Distribution to non-controlling interests	—	—	—	—	(105,000)	(105,000)
Balance at December 31, 2010	6,338,829	63,388	16,924,197	32,712,904	525,987	50,226,476
Stock issued in lieu of compensation	2,735	27	54,973	—	—	55,000
Share-based compensation	69,324	693	1,087,979	—	—	1,088,672
Exercise of stock options net of shares presented for exercise	143,858	1,439	249,099	—	—	250,538
Net share settlement of restricted stock units and stock option tax withholding	—	—	(829,995)	—	—	(829,995)
Excess tax benefits on share-based compensation	—	—	699,659	—	—	699,659
Net income	—	—	—	10,346,170	437,446	10,783,616
Distribution to non-controlling interests	—	—	—	—	(289,183)	(289,183)
Balance at December 31, 2011	6,554,746	$65,547	$18,185,912	$43,059,074	$674,250	$61,984,783

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2011	2010	2009
Cash flows from operating activities:
Net income	$10,783,616	$9,407,517	$5,981,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,781,002	3,152,193	2,895,062
Gain on sales of property, plant, and equipment	(838,592)	(12,000)	(11,206)
Gain on acquisitions	—	—	(839,690)
Share-based compensation	1,088,672	963,710	900,813
Stock issued in lieu of compensation	55,000	79,248	183,500
Deferred income taxes	451,702	305,830	226,950
Excess tax benefits on share-based compensation	(699,659)	(854,015)	(23,421)
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	(985,342)	(415,370)	(341,536)
Inventories, net	(1,714,287)	(396,819)	1,863,118
Prepaid expenses	476,426	(558,920)	72,715
Refundable income taxes	327,394	(1,414,026)	—
Accounts payable	507,018	160,922	384,928
Accrued expenses	(439,559)	1,380,570	(307,305)
Retirement and other liabilities	(12,398)	234,332	204,553
Other assets	(65,492)	(205,445)	(509,425)
Net cash provided by operating activities	11,715,501	11,827,727	10,681,040
Cash flows from investing activities:
Additions to property, plant, and equipment	(3,740,891)	(3,285,530)	(1,856,837)
Acquisition of Foamade Industries, Inc.’s assets	—	—	(375,000)
Acquisition of E.N. Murray Co. net of cash acquired	—	—	(1,440,534)
Acquisition of Advanced Materials Group assets	—	—	(620,000)
Proceeds from sale of property, plant, and equipment	1,222,494	12,000	13,364
Net cash used in investing activities	(2,518,397)	(3,273,530)	(4,279,007)
Cash flows from financing activities:
Distribution to United Development Company Partners (non-controlling interest)	(289,183)	(105,000)	(105,000)
Excess tax benefits on share-based compensation	699,659	854,015	23,421
Proceeds from the exercise of stock options net of attestations	250,538	507,056	130,332

Principal repayment of long-term debt	(1,281,959)	(623,552)	(576,690)
Principal repayment of obligations under capital leases	—	—	(1,612,665)
Payment of statutory withholding for stock options exercised and restricted stock units vested	(829,995)	(485,511)	—
Proceeds from long-term borrowings	—	—	4,000,000
Net cash (used in) provided by financing activities	(1,450,940)	147,008	1,859,398
Net change in cash and cash equivalents	7,746,164	8,701,205	8,261,431
Cash and cash equivalents at beginning of year	22,102,634	13,401,429	5,139,998
Cash and cash equivalents at end of year	$29,848,798	$22,102,634	$13,401,429

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2011, and 2010

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

(b)   Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including allowance for doubtful accounts and the net realizable value of inventory, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)   Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, and accrued taxes and other expenses are stated at carrying amounts that approximate fair value because of the short maturity of those instruments. The carrying amount of the Company’s long-term debt approximates fair value as the interest rate on the debt approximates the Company’s current incremental borrowing rate.

(d)   Fair Value Measurement

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

(e)   Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2011, and 2010, cash equivalents primarily consisted of money market accounts and certificates of deposit that are readily convertible into cash. The Company utilizes zero-balance disbursement accounts to manage its funds. As such, outstanding checks at the end of a year are recorded as reductions in cash.  Prior to 2011 the Company recorded book overdrafts caused by outstanding checks as an increase to both cash and accounts payable.  Because the Company had sufficient cash on hand at the end of each fiscal year to fund the outstanding checks as they cleared, prior year book overdrafts have been reclassified as a reduction in cash to be consistent with the 2011 presentation.  The outstanding checks at December 31, 2011, 2010, and 2009, were $2,016,839, $2,331,117, and $1,597,085, respectively.

The Company maintains its cash in bank deposit accounts, money market funds, and certificates of deposit that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts, and does not believe it is exposed to any significant custodial credit risk on cash.

(f)    Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2011.

(g)   Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2011.

(h)   Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, if shorter (for financial statement purposes) and, in some cases, accelerated methods (for income tax purposes). Certain manufacturing machines that are dedicated to a specific program — where total units to be produced over the life of the program are estimable — are depreciated using the modified units of production method for financial statement purposes.

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

(i)    Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The Company’s reporting units include its Component Products segment, Packaging segment (excluding its Molded Fiber operation), and its Molded Fiber operation. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The

Company assessed qualitative factors as of December 31, 2011, and determined that it was more likely than not that the fair value of both reporting units exceeded their respective carrying amounts.  Factors considered for each reporting unit included financial performance, forecasts and trends, market cap, regulatory and environmental issues, foreign currency, market analysis, recent transactions, macro-economic conditions, industry and market considerations, raw material costs, management stability, and the degree by which the fair value of each reporting unit exceeded its carrying value in 2010 (approximately $37 million or 161% and $7 million or 190% for the Component Products and Molded Fiber reporting units, respectively).  As a result, no goodwill impairment test was performed in 2011.  Based upon tests performed in 2010 and 2009, there was no goodwill impairment as of December 31, 2010, and 2009.

(j)    Intangible Assets

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

(k)   Revenue Recognition

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

(l)    Share-Based Compensation

When accounting for equity instruments exchanged for employee services, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

Share-based compensation cost that has been charged against income for stock compensation plans is as follows:

	Year Ended December 31
	2011	2010	2009
Selling, general, and administrative expenses	$1,088,672	$963,710	$900,813

The compensation expense for stock options granted during the three-year period ended December 31, 2011, was determined as the intrinsic fair market value of the options, using a lattice-based option valuation model with the assumptions noted as follows:

	Year Ended December 31
	2011	2010	2009

Expected volatility	54.8% to 73.3%	65.8% to 83.4%	68.8% to 84.6%

Expected dividends	None	None	None

Risk-free interest rate	0.9% to 2.9%	2.0% to 3.2%	3.6%

Exercise price	Closing price on date of grant	Closing price on date of grant	Closing price on date of grant

Imputed life	4.6 to 7.7 years (output in lattice-based model)	4.1 to 7.9 years (output in lattice-based model)	4.1 to 7.9 years (output in lattice-based model)

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term, and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The weighted average grant date fair value of options granted during 2011, 2010, and 2009, was $5.75, $3.89, and $1.83, respectively. Tax benefits totaling $699,659, $854,015, and $23,421 were recognized as additional paid-in capital during the years ended December 31, 2011, 2010, and 2009, respectively, since the Company’s tax deductions exceeded the share-based compensation change recognized for stock options exercised.

The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was approximately $359,000, $316,600, and $291,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

(m)  Deferred Rent

The Company accounts for escalating rental payments on a straight-line basis over the term of the lease.

(n)   Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales. Amounts charged to customers pertaining to these costs are included in net sales.

(o)   Research and Development

On a routine basis, the Company incurs costs related to research and development activity. These costs are expensed as incurred. Approximately $0.9 million, $0.9 million, and $0.8 million were expensed in the years ended December 31, 2011, 2010, and 2009, respectively.

(p)   Income Taxes

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

(q)   Segments and Related Information

The Company follows the provisions of ASC 280, Segment Reporting, which establish standards for the way public business enterprises report information and operating segments in annual financial statements (see Note 20).

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends ASC 350, Intangibles — Goodwill and Other.  Previous guidance under ASC 350 required an entity to test goodwill for impairment on at least an annual basis by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step 1).  The amendments of ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350.  The amendments of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company adopted ASU 2011-08 in December 2011 with no impact on the company’s financial position or results of operations.

(3)       Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Years Ended December 31
	2011	2010	2009

Interest	$126,999	$127,378	$205,828

Income taxes, net of refunds	$3,793,454	$5,522,702	$1,648,764

During the years ended December 31, 2011, and 2010, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling $93,879 and $343,750, respectively.

(4)       Receivables and Net Sales

Receivables consist of the following:

	December 31
	2011	2010
Accounts receivable—trade	$15,997,576	$14,976,057
Less allowance for doubtful receivables	(378,859)	(342,682)
	$15,618,717	$14,633,375

Receivables are written off against these reserves in the period they are determined to be uncollectible, and payments subsequently received on previously written-off receivables are recorded as a reversal of the bad debt provision.  The Company performs credit evaluations on its customers and obtains credit insurance on a large percentage of its accounts, but does not generally require collateral.  The Company recorded a provision for doubtful accounts of $55,209 and $8,466 for the years ended December 31, 2011, and 2010, respectively.

Sales to the top customer in the Company’s Component Products segment comprised 10.9% of that segment’s total sales and 7.2% of the Company’s total sales for the year ended December 31, 2011. Sales to the top customer in the Company’s Packaging segment comprised 6.9% of that segment’s total sales and 2.3% of the Company’s total sales for the year ended December 31, 2011.

(5)       Inventories

Inventories consist of the following:

	December 31
	2011	2010
Raw materials	$5,425,773	$4,778,780
Work in process	1,513,794	695,421
Finished goods	2,819,056	2,570,135
	$9,758,623	$8,044,336

(6)       Other Intangible Assets

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2011, and 2010, are as follows:

	Patents	Non- Compete	Customer List	Total

Gross amount at December 31, 2011	$428,806	$200,000	$769,436	$1,398,242
Accumulated amortization at December 31, 2011	(425,052)	(126,500)	(448,191)	$(999,743)
Net balance at December 31, 2011	$3,754	$73,500	$321,245	$398,499

Gross amount at December 31, 2010	$428,806	$200,000	$769,436	$1,398,242
Accumulated amortization at December 31, 2010	(400,885)	(93,168)	(310,360)	$(804,413)
Net balance at December 31, 2010	$27,921	$106,832	$459,076	$593,829

Amortization expense related to intangible assets was $195,330, $223,908, and $157,104 for the years ended December 31, 2011, 2010, and 2009, respectively. Future amortization for the years ending December 31 will be approximately:

2012	$163,554
2013	159,800
2014	75,145
Total:	$398,499

(7)       Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31
	2011	2010
Land and improvements	$839,906	$944,906
Buildings and improvements	6,959,641	7,499,855
Leasehold improvements	3,071,096	2,884,463
Equipment	32,612,522	31,695,304
Furniture and fixtures	2,540,055	2,153,943
Construction in progress—equipment/buildings	1,612,687	278,804
	$47,635,907	$45,457,275

Depreciation and amortization expense for the years ended December 31, 2011, 2010, and 2009, was $2,585,672, $2,928,285, and $2,737,958, respectively.

(8)       Investment in and Advances to Affiliated Partnership

The Company has a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”). The Company has consolidated the financial statements of UDT for all periods presented because it has determined that UDT is a VIE, and the Company is the primary beneficiary. UDT owns one building, which is leased to the Company. The lease payments from the Company account for 100% of UDT’s revenue. Therefore, the Company believes it has the power to direct the activities of UDT that most significantly impact the entity’s economic performance, and the obligation to absorb losses of UDT or the right to receive benefits from UDT that could potentially be significant to UDT. In addition to the lease arrangement, the Company’s management provides management services to UDT in certain situations. The creditors of UDT have no recourse to the general credit of the Company (see Note 23).

Included in the December 31 consolidated balance sheets are the following amounts related to UDT:

	December 31
	2011	2010
Cash	$278,475	$277,698
Net property, plant, and equipment	651,032	1,115,974
Accrued expenses	14,400	12,900
Current and long-term debt	—	666,875

(9)       Indebtedness

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA. The facility is comprised of: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a mortgage loan of $1.8 million with a 20-year straight-line amortization; and (iv) a mortgage loan of $4.0 million with a 20-year straight-line amortization. Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels. Therefore, the entire $17 million may not be available to the Company. As of December 31, 2011, the Company had availability of approximately $16.9 million based upon collateral levels in place as of that date. The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan. Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant, which the Company was in compliance with as of

December 31, 2011. The Company’s $17 million revolving credit facility matures November 30, 2013; the term loans are all due on January 29, 2016. At December 31, 2011, the interest rate on these facilities was 1.28%, and there were no borrowings outstanding on the line of credit.

Long-term debt consists of the following:

	December 31
	2011	2010
Mortgage notes	$5,017,817	$5,310,116
Note payable	1,201,502	1,489,863
UDT mortgage	—	666,875
Equipment loan	—	34,424
Total long-term debt	6,219,319	7,501,278
Current installments	(580,661)	(654,331)
Long-term debt, excluding current installments	$5,638,658	$6,846,947
Aggregate maturities of long-term debt are as follows:
Year ending December 31:
2012	$580,661
2013	580,661
2014	580,661
2015	580,661
2016	3,896,675
	$6,219,319

(10)     Accrued Expenses

Accrued expenses consist of the following:

	December 31
	2011	2010
Compensation	$2,221,730	$2,855,331
Benefits / self-insurance reserve	621,931	762,515
Paid time off	841,357	780,109
Commissions payable	393,028	416,326
Unrecognized tax benefits (see Note 11)	320,000	685,000
Other	1,142,117	1,180,100
	$5,540,163	$6,679,381

(11)              Income Taxes

The Company’s income tax provision (benefit) for the years ended December 31, 2011, 2010, and 2009, consists of the following:

	Years Ended December 31
	2011	2010	2009
Current:
Federal	$3,752,000	$4,259,000	$2,100,000
State	702,000	454,000	490,000
	4,454,000	4,713,000	2,590,000
Deferred:
Federal	396,000	191,000	263,000
State	56,000	115,000	(36,000)
	452,000	306,000	227,000
Total income tax provision	$4,906,000	$5,019,000	$2,817,000

At December 31, 2011, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1,599,000, which are available to offset future taxable income and expire during the federal tax years ending December 31, 2019, through 2024. The future benefit of the federal net operating loss carryforwards will be limited to approximately $300,000 per year in accordance with Section 382 of the Internal Revenue Code.

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31
	2011	2010
Current deferred tax assets:
Reserves	$377,000	$359,000
Inventory capitalization	230,000	196,000
Compensation programs	262,000	252,000
Retirement liability	72,000	88,000
Equity-based compensation	228,000	314,000
Total current deferred tax assets	$1,169,000	$1,209,000

Long-term deferred tax assets / (liabilities):
Excess of book over tax basis of fixed assets	$(1,421,000)	$(1,065,000)
Goodwill	(691,000)	(627,000)
Intangible assets	(146,000)	(207,000)
Net operating loss carryforwards	544,000	644,000
Deferred rent	64,000	57,000
Compensation programs	358,000	317,000
Total long-term deferred tax (liabilities)	$(1,292,000)	$(881,000)

The amounts recorded as deferred tax assets as of December 31, 2011, and 2010, represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company has total deferred tax assets of $2,134,000 at December 31, 2011, that it believes are more likely than not to be realized in the carryforward period. Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:

	Years Ended December 31
	2011	2010	2009
Computed “expected” tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	3.4	2.0	3.4
Meals and entertainment	0.1	0.1	0.2
R&D credits	(0.4)	(0.3)	(0.9)
Domestic production deduction	(2.8)	(1.8)	(1.7)
Non-deductible ISO stock option expense	0.1	0.1	0.2
Acquisition gains	—	—	(3.3)
Unrecognized tax benefits	(2.4)	1.0	—
Income of non-controlling interests	(1.0)	(0.4)	(0.2)
Other	0.3	0.1	0.3
Effective tax rate	31.3%	34.8%	32.0%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company has not been audited by any state for income taxes with the exception of returns filed in Michigan (which have been audited through 2004), and income tax returns filed in Massachusetts for 2005 and 2006, and Florida for 2007, 2008, and 2009 (which are currently being audited). The Company’s federal tax return for 2008 has been audited.  Federal tax returns for the years 2009 through 2010 and state tax returns for the years 2008 through 2010 remain open to examination by the IRS and various state jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) resulting from uncertain tax positions is as follows:

	Federal and State Tax
	2011	2010
Gross UTB balance at beginning of fiscal year	$685,000	$545,000
Increases for tax positions of prior years	40,000	140,000
Reductions for tax positions of prior years	(405,000)	—
Gross UTB balance at December 31	$320,000	$685,000

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2011, and 2010, are $320,000 and $685,000, respectively, for each year.

At December 31, 2011, and 2010, accrued interest and penalties on a gross basis, which are included above in the gross UTB balance, were $145,000 both years.

At December 31, 2011, approximately $255,000 of the unrecognized tax benefits relate to tax returns of a specific state jurisdiction that are currently under examination. Accordingly, the Company expects a reduction of this amount during 2012.

(12)              Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute both basic and diluted income per share consisted of the following:

	Years Ended December 31
	2011	2010	2009
Basic weighted average common shares outstanding during the year	6,475,540	6,157,310	5,829,580
Weighted average common equivalent shares due to stock options and restricted stock units	523,760	591,752	464,384
Diluted weighted average common shares outstanding during the year	6,999,300	6,749,062	6,293,964

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the years ended December 31, 2011, 2010, and 2009, the number of stock awards excluded from the computation was 23,205, 101,769, and 190,484, respectively.

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

Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule. At December 31, 2011, there were 331,620 options outstanding under the Employee Stock Option Plan. The plan expired on April 12, 2010.

Incentive Plan

In June 2003, the Company formally adopted the 2003 Incentive Plan (the “Plan”). The Plan was originally intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses. The Plan was amended effective June 4, 2008, to permit certain performance-based cash awards to be made under the Plan.  The Plan was further amended on June 8, 2011, to increase the maximum number of shares of common stock in the aggregate to be issued to 2,250,000.  The amendment also added appropriate language so as to enable grants of stock-based awards under the Plan to continue to be eligible for exclusion from the $1,000,000 limitation on deductibility under Section 162(m) of the Internal Revenue Code (the “Code”).

Two types of equity awards may be granted to participants under the Plan: restricted shares or other stock awards. Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events. Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of common stock. Such awards may include Restricted Stock Unit Awards (“RSUs”), unrestricted or restricted stock, incentive and non-qualified stock options, performance shares, or stock appreciation rights. The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.

Through December 31, 2011, 925,955 shares of common stock have been issued under the 2003 Incentive Plan, none of which have been restricted. An additional 176,209 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies. The Company has also granted awards in the form of stock options under this Plan. Through December 31, 2011, 60,000 options have been granted and 56,250 options are outstanding.  At December 31, 2011, 1,087,836 shares or options are available for future issuance in the 2003 Incentive Plan.

Director Plan

Effective July 15, 1998, the Company adopted the 1998 Director Plan.  The Plan was amended and renamed, on June 3, 2009, the 2009 Non-Employee Director Stock Incentive Plan.  The Plan, as amended, provides for the issuance of stock options and other equity-based securities up to 975,000 shares.  At December 31, 2011, there were 250,651 options outstanding, and 3,809 shares of common stock were issued in the year ended December 31, 2011, 220,226 shares remained available to be issued under the Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2010	764,496	$4.12
Granted	23,205	16.10
Exercised	(149,180)	2.31
Cancelled or expired	—	—
Outstanding December 31, 2011	638,521	$4.98	$6,279,933
Exercisable at December 31, 2011	578,521	$4.45	$5,988,946
Vested and expected to vest at December 31, 2011	638,521	$4.98	$6,279,933

The following is a summary of information relating to stock options outstanding and exercisable by price range as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of exercise prices	Outstanding as of 31-Dec-2011	Weighted average remaining contractual life (years)	Weighted average exercise price	Exercisable as of 31-Dec-2011	Weighted average exercise price
$1.00 - $1.99	46,620	1.2	$1.00	46,620	$1.00
$2.00 - $2.99	200,000	3.1	2.32	200,000	2.32
$3.00 - $3.99	111,984	1.6	3.28	111,984	3.28
$4.00 - $4.99	51,174	6.5	4.16	46,174	4.17
$5.00 - $5.99	41,719	4.9	5.12	41,719	5.12
$6.00 - $6.99	27,951	4.5	6.07	27,951	6.07
$9.00 - $9.99	82,599	6.0	9.13	48,849	9.16
$10.00 - $10.99	34,000	5.5	10.23	26,500	10.17
$11.00 - $16.99	42,474	6.6	14.26	28,724	14.06
	638,521	3.9	$4.98	578,521	$4.45

During the years ended December 31, 2011, 2010, and 2009, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $2,204,962, $2,711,864, and $79,269, respectively, and the total amount of consideration received from the exercise of these options was $344,417, $850,806, and $130,332, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the years ended December 31, 2011, and 2010, 20,492 shares were surrendered at a market price of $17.64 and 62,202 shares were surrendered at a market price of $10.42, respectively. No shares were surrendered during the year ended December 31, 2009.

During the years ended December 31, 2011, 2010, and 2009, the Company recognized compensation expense related to stock options granted to directors and employees of $141,499, $213,716, and $150,482, respectively.

On March 2, 2011, the Company’s Compensation Committee approved the issuance of 25,000 shares of unrestricted common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Equity Incentive Plan. The shares were issued on December 22, 2011. The Company has recorded compensation expense of $423,250 for the year ended December 31, 2011, based on the grant date price of $16.93 at March 2, 2011. Stock compensation expense of $192,500 and $106,000 was recorded in 2010 and 2009, respectively, for similar awards.

On June 8, 2011, the Company issued 3,708 shares of unrestricted common stock to the non-employee members of the Company’s Board of Directors as part of their annual retainer for serving on the Board.  Based upon the closing price of $16.17 on June 8, 2011, the Company recorded compensation expense of $60,000 associated with the stock issuance for the year ended December 31, 2011.

It has been the Company’s practice to allow executive officers to take a portion of their earned bonuses in the form of the Company’s common stock. The value of the stock received by executive officers, measured at the closing price of the stock on the date of grant, was $55,000, $79,248, and $183,500, respectively, for the years ended December 31, 2011, 2010, and 2009.

The Company grants RSUs to its executive officers. The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company. Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s closing stock price, and is charged to expense ratably during the service period. No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested. The following table summarizes information about stock unit award activity during the year ended December 31, 2011

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2010	251,694	$5.80
Awarded	11,221	18.27
Shares distributed	(86,706)	5.02
Forfeited / Cancelled	—	—
Outstanding at December 31, 2011	176,209	$6.98

The Company recorded $463,923, $557,494, and $644,331, in compensation expense related to these RSUs during the years ended December 31, 2011, 2010, and 2009, respectively.

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the year ended December 31, 2011, 30,920 shares were redeemed for this purpose at a market price of $18.19. During the year ended December 31, 2010, 19,579 shares were redeemed for this purpose at a market price of $9.25.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2011, vest:

	Options	Common Stock	Restricted Stock Units	Total
2012	$72,744	$—	$321,210	$393,954
2013	70,080	—	219,300	$289,380
2014	43,892	—	76,456	$120,348
2015	12,962	—	8,541	$21,503
Total	$199,678	$—	$625,507	$825,185

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

(15)              Supplemental Retirement Benefits

The Company provides discretionary supplemental retirement benefits for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment. The Company recorded an expense of approximately $6,000, $30,000, and $35,000 for the years ended December 31, 2011, 2010, and 2009, respectively. The present value of the supplemental retirement obligation has been calculated using an 8.5% discount rate, and is included in retirement and other liabilities. Total projected future cash payments for the years ending December 31, 2012 through 2016, are approximately $75,000, $75,000, $46,000, $25,000, and $25,000, respectively, and approximately $75,000 thereafter.

(16)              Commitments and Contingencies

(a)         Leases — The Company has operating leases for certain facilities that expire through 2016. Certain of the leases contain escalation clauses that require payments of additional rent, as well as increases in related operating costs.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011, are as follows:

Years Ending December 31:	Operating Leases
2012	$1,762,408
2013	1,127,907
2014	820,134
2015	251,036
2016	211,752
Total minimum lease payments	$4,173,237

Rent expense amounted to approximately $2,305,000, $2,616,000, and $2,442,000 in 2011, 2010, and 2009, respectively.

(b)         Legal — The Company is a defendant in various administrative proceedings that are being handled in the ordinary course of business.  In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the company’s financial condition or results of operations.

(17)              Employee Benefit Plans

The Company maintains a profit sharing plan for eligible employees. Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals, as well as discretionary amounts determined by the Board of Directors, and amounted to approximately $715,000, $785,000, and $709,000 in 2011, 2010, and 2009, respectively.

The Company has a partially self-insured health insurance program that covers all eligible participating employees. The maximum liability is limited by a stop loss of $125,000 per insured person, along with an aggregate stop loss determined by the number of participants.

The Company has an Executive, Non-qualified “Excess” Plan (“the Plan”), which is a deferred compensation plan available to certain executives. The Plan permits participants to defer receipt of part of their current compensation to a later date as part of their personal retirement or financial planning. Participants have an unsecured contractual commitment by the Company to pay amounts due under the Plan. There is currently no security mechanism to ensure that the Company will pay these obligations in the future.

The compensation withheld from Plan participants, together with investment income on the Plan, is reflected as a deferred compensation obligation to participants, and is classified within retirement and other liabilities in the accompanying balance sheets. At December 31, 2011, the balance of the deferred compensation liability totaled approximately $1,105,000. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are reported within other assets in the accompanying balance sheets, and are accounted for based on the underlying cash surrender values of the policies, and totaled approximately $1,096,000 as of December 31, 2011.

(18)              Fair Value of Financial Instruments

Financial instruments recorded at fair value in the balance sheets, or disclosed at fair value in the footnotes, are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels defined by ASC 820, Fair Value Measurements and

Disclosures, and directly related to the amount of subjectivity associated with inputs to fair valuation of these assets and liabilities, are as follows:

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

The Company has no assets and liabilities that are measured at fair value.

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

The following table contains an unaudited pro forma condensed consolidated statement of operations for the years ended December 31, 2009, as if the ENM acquisition had occurred at the beginning of the period:

Year Ended 31-Dec-2009
Sales	$105,228,869
Net income	6,070,518

Earnings Per Share:
Basic	$1.04
Diluted	0.96

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

Sales to the top customer in the Company’s Component Products segment comprises 10.9% of that segment’s total sales and 7.2% of the Company’s total sales for the year ended December 31, 2011. Sales to the top customer in the Company’s Packaging segment comprise 6.9% of that segment’s total sales and 2.3% of the Company’s total sales for the year ended December 31, 2011.

The results for the Packaging segment include the operations of United Development Company Limited.

The Company has revised its allocation of corporate assets to the two segments to present cash and cash equivalents as unallocated assets. Prior year numbers have been adjusted to conform to the same allocation method.

Financial statement information by reportable segment is as follows:

2011	Component Products	Packaging	Unallocated Assets	Total
Sales	$84,652,237	$42,591,609	$—	$127,243,846
Operating income	13,036,101	2,680,097	—	15,716,198
Total assets	27,169,529	22,702,927	29,848,798	79,721,254
Depreciation / Amortization	1,544,377	1,236,625	—	2,781,002
Capital expenditures	1,029,046	2,711,845	—	3,740,891
Interest expense, net	(14,640)	(12,234)	—	(26,874)
Goodwill	4,463,246	2,017,791	—	6,481,037

2010	Component Products	Packaging	Unallocated Assets	Total
Sales	$80,373,062	$40,393,388	$—	$120,766,450
Operating income	11,104,306	3,287,884	—	14,392,190
Total assets	26,579,654	20,795,613	22,102,634	69,477,901
Depreciation / Amortization	1,802,085	1,350,108	—	3,152,193
Capital expenditures	1,814,874	1,470,656	—	3,285,530
Interest expense, net	(61,668)	(53,869)	—	(115,537)
Goodwill	4,463,246	2,017,791	—	6,481,037

2009	Component Products	Packaging	Unallocated Assets	Total
Sales	$60,973,325	$38,258,009	$—	$99,231,334
Operating income	5,806,122	2,385,494	—	8,191,616
Total assets	25,409,608	19,043,675	13,401,429	57,854,712
Depreciation / Amortization	1,658,290	1,236,772	—	2,895,062
Capital expenditures	989,027	867,810	—	1,856,837
Interest expense, net	(126,363)	(106,384)	—	(232,747)
Goodwill	4,463,246	2,017,791	—	6,481,037
Bargain purchase gains	839,690	—	—	839,690

(21)              Building Sale

On January 13, 2011, United Development Company Limited (“UDT”) sold its Alabama facility (Packaging segment) for $1,250,000. The net book value of the asset at December 31, 2010, was approximately $384,000.  Selling expenses of approximately $38,000 were incurred.

(22)              Quarterly Financial Information (unaudited)

Year Ended December 31, 2011	Q1	Q2	Q3	Q4
Net sales	$31,503,588	$33,500,994	$30,761,959	$31,477,305
Gross profit	8,801,548	10,003,484	8,484,298	8,955,189
Net income attributable to UFP Technologies, Inc.	2,204,883	2,701,792	2,435,188	3,004,307
Basic net income per share	0.34	0.42	0.37	0.46
Diluted net income per share	0.32	0.39	0.35	0.43

Year Ended December 31, 2010	Q1	Q2	Q3	Q4
Net sales	$28,700,466	$29,957,495	$30,467,998	$31,640,491
Gross profit	7,457,254	9,046,836	8,905,976	9,205,664
Net income attributable to UFP Technologies, Inc.	1,511,382	2,281,616	2,364,840	3,089,254
Basic net income per share	0.25	0.37	0.38	0.49
Diluted net income per share	0.23	0.34	0.35	0.45

(23)              Subsequent Events

On February 29, 2012, The Company purchased the manufacturing building that it leased from UDT for $1,350,000.  The purchase price approximates fair market value based upon appraisals done by independent professional firms.  As this was the only real estate owned by UDT, the realty limited partnership will be dissolved during 2012.

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2011, 2010, and 2009

Accounts receivable, allowance for doubtful accounts:

	2011	2010	2009
Balance at beginning of year	$342,682	$473,912	$387,037
Provision (Recoveries) credited to expense	55,209	8,466	155,069
(Write-offs) and recoveries	(19,032)	(139,696)	(68,194)
Balance at end of year	$378,859	$342,682	$473,912