Form 10-Q
period 2012-03-31
UFP TECHNOLOGIES INC
filed 2012-05-10
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non–accelerated filer ☐	Smaller reporting company ☐
[Do not check if a smaller reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐;  No ☒

6,693,778 shares of registrant’s Common Stock, $.01 par value, were outstanding as of May 1, 2012.

UFP Technologies, Inc.

PART I:               FINANCIAL INFORMATION

ITEM 1:              FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	31-Mar-12	31-Dec-11
	(unaudited)
Assets
Current assets:
Cash and cash equivalents
(UDT: $278,475 at December 31, 2011)	$27,616,419	$29,848,798
Receivables, net	16,388,424	15,618,717
Inventories	10,066,341	9,758,623
Prepaid expenses	950,166	558,875
Refundable income taxes	410,014	1,086,632
Deferred income taxes	1,195,749	1,168,749
Total current assets	56,627,113	58,040,394
Property, plant, and equipment
(UDT: $2,099,960 at December 31, 2011)	49,945,189	47,635,907
Less accumulated depreciation and amortization
(UDT: $1,448,928 at December 31, 2011)	(34,927,194)	(34,289,450)
Net property, plant, and equipment	15,017,995	13,346,457
Goodwill	6,481,037	6,481,037
Intangible assets	354,794	398,499
Other assets	1,864,545	1,454,867
Total assets	$80,345,484	$79,721,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,955,838	$3,344,480
Accrued expenses
(UDT: $14,400 at December 31, 2011)	4,443,124	5,540,163
Current installments of long-term debt	580,661	580,661
Total current liabilities	8,979,623	9,465,304
Long-term debt, excluding current installments	5,493,493	5,638,658
Deferred income taxes	1,185,828	1,292,378
Retirement and other liabilities	1,545,454	1,340,131
Total liabilities	17,204,398	17,736,471
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,643,778 at March 31, 2012, and 6,554,746 at December 31, 2011	66,438	65,547
Additional paid-in capital	17,666,840	18,185,912
Retained earnings	45,407,808	43,059,074
Total UFP Technologies, Inc. stockholders’ equity	63,141,086	61,310,533
Non-controlling interests	—	674,250
Total stockholders’ equity	63,141,086	61,984,783
Total liabilities and stockholders’ equity	$80,345,484	$79,721,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	31-Mar-2012	31-Mar-2011
Net sales	$31,952,223	$31,503,588
Cost of sales	22,750,861	22,702,040
Gross profit	9,201,362	8,801,548
Selling, general & administrative expenses	5,518,525	5,725,544
Gain on sale of fixed assets	(5,463)	(833,792)
Operating income	3,688,300	3,909,796
Interest expense, net	15,508	(2,430)
Other expense	2,058	—
Income before income tax expense	3,670,734	3,912,226
Income tax expense	1,322,000	1,279,058
Net income from consolidated operations	2,348,734	2,633,168
Net income attributable to noncontrolling interests	—	(428,285)
Net income attributable to UFP Technologies, Inc.	$2,348,734	$2,204,883
Net income per share attributable to UFP Technologies, Inc.:
Basic	$0.36	$0.34
Diluted	$0.33	$0.32
Weighted average common shares outstanding:
Basic	6,588,367	6,393,521
Diluted	7,030,197	6,969,361

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	31-Mar-2012	31-Mar-2011
Cash flows from operating activities:
Net income from consolidated operations	$2,348,734	$2,633,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	681,449	692,438
Gain on sale of fixed assets	(5,463)	(833,792)
Stock issued in lieu of cash compensation	—	55,000
Share-based compensation	186,901	249,335
Excess tax benefit on share-based compensation	(276,596)	(296,658)
Deferred income taxes	58,450	(2,375)
Changes in operating assets and liabilities:
Receivables, net	(769,707)	(1,230,111)
Inventories	(307,718)	(1,056,442)
Taxes receivable	676,618	266,622
Prepaid expenses	(391,291)	3,747
Accounts payable	611,358	771,753
Accrued taxes and other expenses	(820,443)	(631,067)
Retirement and other liabilities	205,323	70,156
Other assets	(541,299)	(65,735)
Net cash provided by operating activities	1,656,316	626,039
Cash flows from investing activities:
Additions to property, plant, and equipment	(2,309,282)	(252,704)
Proceeds from sale of fixed assets	5,463	1,217,694
Redemption of cash value life insurance	131,621	—
Net cash (used in) provided by investing activities	(2,172,198)	964,990
Cash flows from financing activities:
Principal repayments of long-term debt	(145,165)	(156,414)
Proceeds from exercise of stock options, net of attestation	34,088	34,215
Excess tax benefit on share-based compensation	276,596	296,658
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(672,284)	(638,882)
Distribution to United Development Company Limited (non-controlling interests)	(1,209,732)	(105,000)
Net cash used in financing activities	(1,716,497)	(569,423)
Net (decrease) increase in cash and cash equivalents	(2,232,379)	1,021,606
Cash and cash equivalents at beginning of period	29,848,798	22,102,634
Cash and cash equivalents at end of period	$27,616,419	$23,124,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)                   Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of income for the three-month periods ended March 31, 2012, and 2011, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2012, and 2011, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three-month period ended March 31, 2012, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012.

(2)                   Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Three Months Ended
	31-Mar-12	31-Mar-11
Interest	$23,008	$28,250
Income taxes, net of refunds	$242,336	$(144,167)

During the three-month periods ended March 31, 2012, and 2011, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling $46,620 and $93,879, respectively.

(3)                   Investment in Affiliated Partnership

In prior periods the Company had a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  The Company had consolidated the financial statements of UDT for prior periods because it determined that UDT was a VIE.  On February 29, 2012, the Company purchased the manufacturing building that it leased from UDT for $1,350,000, which approximates fair market value.  Since this transaction took place among commonly controlled companies, the building was recorded by the Company at UDT’s carrying value.  Subsequently, UDT was dissolved and its assets were distributed.  Thus, in effect, the Company has acquired the remaining 73.68% ownership interest in UDT, eliminating the VIE.  The non-controlling interests’ portion of the excess of the amount paid for the building over UDT’s carrying value, totaling $535,481, has been recorded in stockholders’ equity as a reduction to additional paid-in capital.  The transaction did not impact the consolidated results of operations.

Included in the condensed consolidated balance sheet as of December 31, 2011, are the following amounts related to UDT:

31-Dec-2011
Cash	$278,475
Net property, plant, and equipment	651,032
Accrued expenses	14,400
Current and long-term debt	—

(4)                   Fair Value Accounting

The Company has other financial instruments, such as accounts receivable, accounts payable and accrued expenses, which are stated at carrying amounts that approximate fair value because of the short maturity of those instruments.  The carrying amount of the Company’s long-term debt approximates fair value as the interest rate on the debt approximates the Company’s current incremental borrowing rate.

(5)                   Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company issues share-based payments through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2011.  The compensation cost charged against income for those plans is as follows:

	Three Months Ended
	31-Mar-2012	31-Mar-2011
Cost of sales	$—	$—
Selling, general & administrative expense	186,901	249,335
Total share-based compensation expense	$186,901	$249,335

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $61,000 and $89,000 for the three-month periods ended March 31, 2012, and 2011, respectively.

The following is a summary of stock option activity under all plans for the three-month period ended March 31, 2012:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	638,521	$4.98
Granted	—	—
Exercised	(50,370)	1.60
Cancelled or expired	(11,250)	9.09
Outstanding at March 31, 2012	576,901	5.20	$8,221,866
Options exercisable at March 31, 2012	530,651	4.75	$7,801,423
Vested and expected to vest at March 31, 2012	576,901	5.20	$8,221,886

During the three-month periods ended March 31, 2012, and 2011, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was $845,994 and $1,792,155, respectively, and the total amount of consideration received from the exercised options was $80,708 and $128,094, respectively.

During the three-month periods ended March 31, 2012, and 2011, the Company recognized compensation expenses related to stock options granted to directors and employees of  $18,186 and $20,280, respectively.

On February 17, 2012, the Company’s Compensation Committee approved the award of $300,000 payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2012.  The Company has recorded compensation expense associated with the award of $75,000 during the three-month period ended March 31, 2012.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the three-month period ended March 31, 2012:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2011	176,209	$6.98
Awarded	13,553	15.62
Shares vested	(80,896)	5.96
Forfeited / cancelled	—	—
Outstanding at March 31, 2012	108,866	$8.77

During the three-month periods ended March 31, 2012, and 2011, the Company recorded compensation expense related to RSUs of $93,715 and $122,804, respectively.

At its discretion, the Company allows option and RSU holders to surrender previously owned common stock in lieu of paying the minimum statutory withholding taxes due upon the exercise of options or the vesting of RSUs.  During the three-month periods ended March 31, 2012, and 2011, 39,707and 35,930 shares were surrendered at an average market price of $16.93 and $17.78, respectively.

(6)                    Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following at the stated dates:

	31-Mar-2012	31-Dec-2011
Raw materials	$5,403,150	$5,425,773
Work in process	1,659,818	1,513,794
Finished goods	3,003,373	2,819,056
Total inventory	$10,066,341	$9,758,623

(7)                    Preferred Stock

On March 18, 2009, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, to the stockholders of record on March 20, 2009.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Share”) of the Company, at a price of $25 per one one-thousandth of a Preferred Share subject to adjustment and the terms of the Rights Agreement.  The Rights expire on March 19, 2019.

(8)                    Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding.  Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following:

	Three Months Ended
	31-Mar-2012	31-Mar-2011
Weighted average common shares outstanding, basic	6,588,367	6,393,521
Weighted average common equivalent shares due to stock options and RSUs	441,830	575,840
Weighted average common shares outstanding, diluted	7,030,197	6,969,361

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would have been antidilutive.  For the three-month periods ended March 31, 2012, and 2011, the number of stock awards excluded from the computation was 10,000 and zero.

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

The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segments based on operating income.

Inter-segment transactions are uncommon and not material.  Therefore, they have not been reflected separately in the financial table below.  Revenues from customers outside of the United States are not material.  One customer in the Component Products segment comprised 5.1% of the Company’s consolidated revenues for the three-month period ended March 31, 2012.  All of the Company’s assets are located in the United States.

	Three Months Ended 3/31/12				Three Months Ended 3/31/11
	Engineered Packaging $	Component Products $	Unallocated Assets $	Total UFPT $	Engineered Packaging $	Component Products $	Unallocated Assets $	Total UFPT $
Net sales	9,617,822	22,334,401	—	31,952,223	9,876,691	21,626,897	—	31,503,588
Operating income	454,656	3,233,644	—	3,688,300	916,074	2,993,722	—	3,909,796
Total assets	23,342,404	29,386,661	27,616,419	80,345,484	20,729,170	27,897,255	23,124,240	71,750,665
Depreciation / amortization	328,645	352,804	—	681,449	333,651	358,787	—	692,438
Capital expenditures	1,835,570	473,712	—	2,309,282	170,939	81,765	—	252,704

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements.  Other examples of these risks, uncertainties, and other factors include, without limitation, the following: economic conditions that affect sales of the products of the Company’s customers, risks associated with the identification of suitable acquisition candidates and the successful, efficient execution and integration of such acquisitions, the implementation of new production equipment in a timely, cost-efficient manner, risks that any benefits from such new equipment may be delayed or not fully realized, actions by the Company’s competitors, and the ability of the Company to respond to such actions, the ability of the Company to obtain new customers, the ability of the Company to achieve positive results in spite of competition and the conclusion of a substantial portion of its large automotive door panel program, evolving customer requirements, difficulties associated with the roll-out of new products, decisions by customers to cancel or defer orders for the Company’s products that previously had been accepted, the costs of compliance with the requirements of Sarbanes-Oxley, and general economic and industry conditions and other factors.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  All of the forward-looking statements are qualified in their entirety by reference to the risk factors and other disclaimers described in the Company’s filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

UFP Technologies is a producer of innovative custom-engineered components, products and specialty packaging. The Company serves a myriad of markets, but specifically targets opportunities in the medical, automotive, aerospace and defense, computer and electronics, industrial, and consumer markets.

In the first three months of 2012, the Company experienced organic sales growth of 1.4%, reflecting increased demand from all end-use markets except the automotive market.  Sales to the automotive market declined primarily due to the phase-out of a significant portion of the Company’s large door panel program in the Southeast.

In prior periods the Company had a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  The Company had consolidated the financial statements of UDT for prior periods because it determined that UDT was a VIE.  On February 29, 2012, the Company purchased the manufacturing building that it leased from UDT for $1,350,000, which approximates fair market value.  Since this transaction took place among commonly controlled companies, the building was recorded by the Company at UDT’s carrying value.  Subsequently, UDT was dissolved and its assets were distributed.  Thus, in effect, the Company has acquired the remaining 73.68% ownership interest in UDT, eliminating the VIE.  The non-controlling interests’ portion of the excess of the amount paid for the building over UDT’s carrying value, totaling $535,481, has been recorded in stockholders’ equity as a reduction to additional paid-in capital.  The transaction did not impact the consolidated results of operations.

Due to a redesigned model vehicle, a substantial portion of a large automotive door panel program ended on June 30, 2011, although the Company is still supplying door panels to the customer for other model vehicles.  Sales of door panels for the discontinued model vehicle were approximately $1.8 million in the three-month period ended March 31, 2011.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Sales

Sales for the three-month period ended March 31, 2012, increased 1.4% to $31.9 million from sales of $31.5 million for the same period in 2011.  The increase in sales for the three-month period ended March 31, 2012, is primarily due to increased sales to the medical industry of approximately $485,000 (Component Products segment) as well as an increase in sales of molded fiber packaging of approximately $1 million (Packaging segment), mostly offset by a decrease in sales to the automotive industry of approximately $1.1 million.  The decline in sales to the automotive industry is largely due to the phase-out of a significant portion of the Company’s large door panel program in the Southeast.  Excluding the door panel program sales from our results for the three-month period ended March 31, 2011, our revenues for the three-month period ended March 31, 2012, grew 8%.  With the exception of the automotive market, sales to all end-use markets increased during the three-month period ended March 31, 2012.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) increased to 28.8 % for the three-month period ended March 31, 2012, from 27.9% for the same period in 2011.  The increase in gross margin for the three-month period ended March 31, 2012, is primarily due to a better mix of business, partially due to higher fixed components of cost of sales (as a percentage of sales, material and direct labor collectively decreased by 2.1% while overhead increased 1.2%).

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased approximately $207,000 or 3.6 % to $5.5 million for the three-month period ended March 31, 2012, from $5.7 million for the same period in 2011.  The $207,000 decrease in SG&A for the three-month period ended March 31, 2012, is primarily due to a decrease in professional fees of approximately $150,000 due to prior year initiatives.

As a percentage of sales, SG&A decreased to 17.3% for the three-month period ended March 31, 2012, from 18.2% for the same three-month period of 2011.  The decrease in SG&A as a percentage of sales for the three-month period ended March 31, 2012, is primarily due to the reduction in general and administrative expenses against higher sales.

Gain on Sale of Fixed Assets

The gain on sale of fixed assets of approximately $834,000 in the three-month period ended March 31, 2011, was derived primarily from the sale of real estate in Alabama by UDT.  Of this $834,000 gain, approximately $428,000 relates to non-controlling interests that have been deducted to determine net income attributable to UFP Technologies, Inc.

Other Expenses

The Company had net (income) interest expense of approximately $16,000 and $(2,000) for the three-month periods ended March 31, 2012, and 2011, respectively. The increase in interest expense is primarily due to lower interest earned on cash.

The Company recorded a tax expense of approximately 36% of income before income tax expense, excluding net income attributable to non-controlling interests, for the three-month period ended March 31, 2012, compared to a tax expense of approximately 37% for the comparable three-month period of 2011.  The slight decrease in effective income tax rate for the three-month period ended March 31, 2012, is primarily due to higher than expected deductions for domestic manufacturing incentives.  The non-controlling interest in UDT is not subject to corporate income tax.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

At March 31, 2012, and December 31, 2011, the Company’s working capital was approximately $47.6 million and $48.6 million, respectively.  The $1.0 million decrease in working capital for the three-month period ended March 31, 2012, is primarily due to a decrease in cash of approximately $2.2 million due largely to the purchase of the Florida real estate from UDT for $1,350,000 and the subsequent distribution of UDT’s assets.

Net cash provided by operations for the three-month period ended March 31, 2012, was approximately $1.6 million due to net income from consolidated operations of approximately $2.4 million and depreciation and amortization of approximately $681,000 partially offset by cash used in operations of approximately $770,000 from an increase in receivables due to high March sales and approximately $820,000 in a reduction of accrued taxes and other expenses due to year-end bonus and profit sharing payments.

Cash used in investing activities during the three-month period ended March 31, 2012, was approximately $2.2 million and was primarily the result of normal additions of manufacturing machinery and equipment and software.

Cash used in financing activities was approximately $1.7 million in the three-month period ended March 31, 2012, compared to cash used in financing activities of approximately $569,000 in the comparable period of 2011.  The increase in cash used in financing activities is due primarily to a distribution to the non-controlling interests of UDT of approximately $1.2 million due to the Company’s purchase of the Florida real estate from UDT and subsequent dissolution of UDT.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a term loan of $1.8 million with a 20-year straight-line amortization; and (iv) a term loan of $4.0 million with a 20-year straight-line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  At March 31, 2012, the Company had availability of approximately $16.9 million, based upon collateral levels as of that date.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the option of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant with which it was in compliance at March 31, 2012.  The Company’s $17 million revolving credit facility matures November 30, 2013; the term loans are all due on January 29, 2016.  The interest rate on these facilities was approximately 1.24% at March 31, 2012.

In 2012 the Company plans on adding capacity to enhance operating efficiencies in its manufacturing plants, including implementing its next generation molded fiber production line.  The Company may consider additional acquisitions of companies, technologies, or products in 2012 that are complementary to its business.  The Company believes that its existing resources, including its revolving credit facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

The following table summarizes the Company’s commitments, contractual obligations, and off-balance sheet arrangements at March 31, 2012, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Payments due in:	Operating Leases	Grand Rapids Mortgage	Term Loans	Massachusetts Mortgage	Debt Interest	Supplemental Retirement	New Molded Fiber Equipment Purchase Commitment	Total
2012	$1,331,995	$150,001	$216,270	$69,225	$109,808	$56,250	$3,702,700	$5,636,249
2013	1,127,907	200,001	288,360	92,300	133,708	75,000	—	$1,917,276
2014	820,134	200,001	288,360	92,300	119,192	45,833	—	$1,565,820
2015	251,036	200,001	288,360	92,300	104,675	25,000	—	$961,372
2016	198,060	200,001	48,062	92,300	92,712	25,000	—	$656,135
2017 and thereafter	13,692	2,433,329	—	1,122,983	163,201	75,000	—	$3,808,205
Total	$3,742,824	$3,383,334	$1,129,412	$1,561,408	$723,296	$302,083	$3,702,700	$14,545,057

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations during the three-month period ended March 31, 2012, it cannot guarantee that its operations will generate cash in future periods.

The Company had no off-balance-sheet arrangements during the three-month period ended March 31, 2012, other than operating leases.

ITEM 3:                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At March 31, 2012, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

PART II:                                     OTHER INFORMATION

ITEM 1A:                           RISK FACTORS

Information regarding risk factors appears in Part I — Item 2 of this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Statements” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, in Part I — Item 1A under “Risk Factors.”  There have been no material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

UFP TECHNOLOGIES, INC.

Date: May 10, 2012	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly
Chairman, Chief Executive Officer,
President, and Director
(Principal Executive Officer)

Date: May 10, 2012	By:	/s/ Ronald J. Lataille
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