Form 10-Q
period 2012-09-30
UFP TECHNOLOGIES INC
filed 2012-11-09
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2012

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

6,731,929 shares of registrant’s Common Stock, $.01 par value, were outstanding as of November 1, 2012.

UFP Technologies, Inc.

PART I:                                             FINANCIAL INFORMATION

ITEM 1:                                           FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Sep-12	31-Dec-11
	(unaudited)
Assets
Current assets:
Cash and cash equivalents (UDT: $278,475 at December 31, 2011)	$31,155,308	$29,848,798
Receivables, net	16,968,159	15,618,717
Inventories	9,019,272	9,758,623
Prepaid expenses	597,079	558,875
Refundable income taxes	798,514	1,086,632
Deferred income taxes	1,249,749	1,168,749
Total current assets	59,788,081	58,040,394
Property, plant, and equipment (UDT: $2,099,960 at December 31, 2011)	55,672,918	47,635,907
Less accumulated depreciation and amortization (UDT: $1,448,928 at December 31, 2011)	(36,271,481)	(34,289,450)
Net property, plant, and equipment	19,401,437	13,346,457
Goodwill	6,481,037	6,481,037
Intangible assets, net	274,892	398,499
Other assets	1,582,894	1,454,867
Total assets	$87,528,341	$79,721,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,644,959	$3,344,480
Accrued expenses (UDT: $14,400 at December 31, 2011)	5,631,124	5,540,163
Current installments of long-term debt	580,661	580,661
Total current liabilities	9,856,744	9,465,304
Long-term debt, excluding current installments	5,203,162	5,638,658
Deferred income taxes	1,519,334	1,292,378
Retirement and other liabilities	1,576,467	1,340,131
Total liabilities	18,155,707	17,736,471
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,731,929 at September 30, 2012, and 6,554,746 at December 31, 2011	67,319	65,547
Additional paid-in capital	18,554,168	18,185,912
Retained earnings	50,751,147	43,059,074
Total UFP Technologies, Inc. stockholders’ equity	69,372,634	61,310,533
Non-controlling interests	—	674,250
Total stockholders’ equity	69,372,634	61,984,783
Total liabilities and stockholders’ equity	$87,528,341	$79,721,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		NineMonths Ended
	30-Sep-2012	30-Sep-2011	30-Sep-2012	30-Sep-2011
Net sales	$31,966,826	$30,761,959	$97,591,654	$95,766,541
Cost of sales	22,740,944	22,277,661	69,473,855	68,477,211
Gross profit	9,225,882	8,484,298	28,117,799	27,289,330
Selling, general & administrative expenses	5,155,712	5,219,840	16,065,994	16,628,156
Gain on sale of fixed assets	—	—	(12,363)	(833,792)
Operating income	4,070,170	3,264,458	12,064,168	11,494,966
Interest expense, net	(13,739)	(5,776)	(43,247)	(18,928)
Other income (expenses)	—	—	(2,058)	—
Income before income tax expense	4,056,431	3,258,682	12,018,863	11,476,038
Income tax expense	1,460,158	819,079	4,326,790	3,700,776
Net income from consolidated operations	2,596,273	2,439,603	7,692,073	7,775,262
Net income attributable to noncontrolling interests	—	(4,415)	—	(433,399)
Net income attributable to UFP Technologies, Inc.	$2,596,273	$2,435,188	$7,692,073	$7,341,863
Net income per share attributable to UFP Technologies, Inc.:
Basic	$0.39	$0.37	$1.15	$1.14
Diluted	$0.37	$0.35	$1.09	$1.05
Weighted average common shares outstanding:
Basic	6,720,756	6,510,523	6,667,895	6,457,099
Diluted	7,074,631	6,999,224	7,055,397	6,985,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	30-Sep-2012	30-Sep-2011
Cash flows from operating activities:
Net income from consolidated operations	$7,692,073	$7,775,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,117,538	1,981,775
Gain on sale of fixed assets	(12,363)	(833,792)
Stock issued in lieu of cash compensation	—	55,000
Share-based compensation	679,340	860,006
Excess tax benefit on share-based compensation	(327,707)	(419,452)
Deferred income taxes	337,956	(7,125)
Changes in operating assets and liabilities:
Receivables, net	(1,349,442)	(481,672)
Inventories	739,351	(961,921)
Taxes receivable	288,118	559,458
Prepaid expenses	(38,204)	262,154
Accounts payable	300,479	849,153
Accrued taxes and other expenses	418,668	(33,567)
Retirement and other liabilities	236,336	(57,917)
Other assets	(259,647)	61,396
Net cash provided by operating activities	10,822,496	9,608,758
Cash flows from investing activities:
Additions to property, plant, and equipment	(8,048,911)	(2,638,297)
Proceeds from sale of fixed assets	12,363	1,217,694
Redemption of cash value life insurance	131,621	—
Net cash used in investing activities	(7,904,927)	(1,420,603)
Cash flows from financing activities:
Principal repayments of long-term debt	(435,496)	(1,136,794)
Proceeds from exercise of stock options, net of attestation	365,237	234,063
Excess tax benefit on share-based compensation	327,707	419,452
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(672,284)	(829,995)
Distribution to United Development Company Limited (non-controlling interests)	(1,196,223)	(289,183)
Net cash used in financing activities	(1,611,059)	(1,602,457)
Net increase in cash and cash equivalents	1,306,510	6,585,698
Cash and cash equivalents at beginning of period	29,848,798	22,102,634
Cash and cash equivalents at end of period	$31,155,308	$28,688,332

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

The condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of income for the three-and nine-month periods ended September 30, 2012, and 2011, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012, and 2011, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three- and nine-month periods ended September 30, 2012, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2012.

(2)                   Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Nine Months Ended
	30-Sep-12	30-Sep-11
Interest	$24,747	$19,957
Income taxes, net of refunds	$3,371,507	$2,856,998

During the nine-month periods ended September 30, 2012, and 2011, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling $125,799 and $93,879, respectively.

(3)                   Investment in Affiliated Partnership

In prior periods the Company had a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  The Company had consolidated the financial statements of UDT for prior periods because it determined that UDT was a VIE.  On February 29, 2012, the Company purchased the manufacturing building that it leased from UDT for $1,350,000, which approximates fair market value.  Since this transaction took place among commonly controlled companies, the building was recorded by the Company at UDT’s carrying value.  Thus, in effect, the Company has acquired the remaining 73.68% ownership interest in UDT, eliminating the VIE.  Subsequently, UDT was dissolved and its assets were distributed.  The non-controlling interests’ portion of the excess of the amount paid for the building over UDT’s carrying value, totaling $521,972, has been recorded in stockholders’ equity as a reduction to additional paid-in capital.  The transaction did not impact the consolidated results of operations.

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

The Company issues share-based payments through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2011.  The compensation cost charged against income for those plans is as follows:

	Three Months Ended		Nine Months Ended
	30-Sep-2012	30-Sep-2011	30-Sep-2012	30-Sep-2011
Cost of sales	$—	$—	$—	$—
Selling, general & administrative expense	182,286	228,647	679,340	860,006
Total share-based compensation expense	$182,286	$228,647	$679,340	$860,006

Share-based compensation for the three-and nine-month periods ended September 30, 2012, and September 30, 2011, include approximately $60,000 representing the fair value of the Company’s stock granted to the Board of Directors in lieu of fees.

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $55,000 and $71,000 for the three-month periods ended September 30, 2012, and 2011, respectively, and approximately $227,000 and $272,000 for the nine-month periods ended September 30, 2012, and 2011, respectively.

The following is a summary of stock option activity under all plans for the nine-month period ended September 30, 2012:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	638,521	$4.98
Granted	7,770	16.32
Exercised	(139,579)	3.51
Cancelled or expired	(11,250)	9.09
Outstanding at September 30, 2012	495,462	$5.48	$5,999,199
Options exercisable at September 30, 2012	462,962	$5.11	$5,774,249
Vested and expected to vest at September 30, 2012	495,462	$5.48	$5,999,199

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

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term, and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The weighted average grant date fair value of options granted during the nine-month period ended September 30, 2012, was $7.72.

In prior years, the Company used a lattice-based model to determine fair value.

During the nine-month periods ended September 30, 2012, and 2011, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was $2,028,138 and $2,183,912, respectively, and the total amount of consideration received from the exercised options was $491,036 and $327,942, respectively.

During the three-month periods ended September 30, 2012, and 2011, the Company recognized compensation expenses related to stock options granted to directors and employees of $18,186 and $19,440, respectively.  During the nine-month periods ended September 30, 2012, and 2011, the Company recognized compensation expenses related to stock options granted to directors and employees of $115,809 and $124,189, respectively.

On February 17, 2012, the Company’s Compensation Committee approved the award of $300,000 payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2012.  The Company has recorded compensation expense associated with the award of $75,000 and $225,000 during the three- and nine-month periods ended September 30, 2012.  During the three- and nine-month periods ended September 30, 2011, $106,251 and $318,753 of compensation expense was recognized for a similar award.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the nine-month period ended September 30, 2012:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Unvested at December 31, 2011	176,209	$6.98
Awarded	13,553	15.62
Shares vested	(80,896)	5.96
Forfeited / cancelled	—	—
Unvested at September 30, 2012	108,866	$8.77

During the three- and nine-month periods ended September 30, 2012, the Company recorded compensation expense related to RSUs of $89,100 and $278,531, respectively.  The Company recorded $102,956 and $357,106, respectively, for the same periods ended September 30, 2011.

At its discretion, the Company allows option and RSU holders to surrender previously owned common stock in lieu of paying the minimum statutory withholding taxes due upon the exercise of options or the vesting of RSUs.  During the nine-month periods ended September 30, 2012, and 2011, 39,700 and 46,090 shares were surrendered at an average market price of $16.93 and $18.01, respectively.

At September 30, 2012, unrecognized compensation expense of $628,156 is expected to be recognized over a weighted average period of 1.72 years.

(6)                   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following at the stated dates:

	30-Sep-2012	31-Dec-2011
Raw materials	$5,392,759	$5,425,773
Work in process	1,009,529	1,513,794
Finished goods	2,616,984	2,819,056
Total inventory	$9,019,272	$9,758,623

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following:

	Three Months Ended		Nine Months Ended
	30-Sep-2012	30-Sep-2011	30-Sep-2012	30-Sep-2011
Weighted average common shares outstanding, basic	6,720,756	6,510,523	6,667,895	6,457,099
Weighted average common equivalent shares due to stock options and RSUs	353,875	488,701	387,502	528,233
Weighted average common shares outstanding, diluted	7,074,631	6,999,224	7,055,397	6,985,332

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would have been antidilutive.  For the three- and nine-month periods ended September 30, 2012, the number of stock awards excluded from the computation was 10,000 and 17,700, respectively.  For the same three- and nine-month periods in 2011, the number of stock awards excluded from the computation was zero.

(9)                   Segment Reporting

The Company is organized based on the nature of the products and services it offers.  Under this structure, the Company produces products within two distinct segments: Engineered Packaging and Component Products.  Within the Engineered Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics, and pulp fiber to provide customers with cushion packaging for their products.  Within the Component Products segment, the Company primarily uses cross-linked polyethylene and technical urethane foams to provide customers in the medical, aerospace and defense, automotive, athletic, and leisure industries with custom-designed products for numerous purposes.

The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segments based on operating income.

Inter-segment transactions are uncommon and not material.  Therefore, they have not been reflected separately in the financial table below.  Revenues from customers outside of the United States are not material.  No customer comprised more than 10% of the Company’s consolidated revenues for the nine-month period ended September 30, 2012.  All of the Company’s assets are located in the United States.

	Three Months Ended 9/30/12			Three Months Ended 9/30/11
	Engineered Packaging $	Component Products $	Total UFPT $	Engineered Packaging $	Component Products $	Total UFPT $
Net sales	11,009,769	20,957,057	31,966,826	10,905,820	19,856,139	30,761,959
Operating income	982,942	3,087,228	4,070,170	461,936	2,802,522	3,264,458
Depreciation / amortization	339,238	373,461	712,699	243,141	335,142	578,283
Capital expenditures	3,053,238	(33,601)	3,019,637	970,247	663,794	1,634,041

	Nine Months Ended 9/30/12				Nine Months Ended 9/30/11
	Engineered Packaging $	Component Products $	Unallocated Assets $	Total UFPT $	Engineered Packaging $	Component Products $	Unallocated Assets $	Total UFPT $
Net sales	31,233,197	66,358,457	—	97,591,654	31,590,084	64,176,457	—	95,766,541
Operating income	1,990,671	10,073,497	—	12,064,168	1,874,537	9,620,429	—	11,494,966
Total assets	27,686,738	28,686,295	31,155,308	87,528,341	19,981,754	28,205,343	28,688,332	76,875,429
Depreciation / amortization	1,061,483	1,056,055	—	2,117,538	924,368	1,057,407	—	1,981,775
Capital expenditures	6,385,763	1,663,148	—	8,048,911	1,680,918	957,379	—	2,638,297

(10)              Plant Consolidation

On September 18, 2012, the Company committed to move forward with a plan to close its Ventura (California) facility, and consolidate operations into its Rancho Dominguez, California, and El Paso, Texas, facilities.  The Company expects to incur restructuring charges of approximately $325,000 in one-time, pre-tax expenses and to invest approximately $150,000 in building improvements, principally in the fourth quarter of 2012.

Through the period ended September 30, 2012, the Company has not incurred any expenses.

(11)              Subsequent Event

On October 11, 2012, the Company entered a loan agreement with US Bank Equipment Finance to finance the purchase of two new molded fiber machines.  One of the machines is operational and the other will be installed in the fourth quarter.  The value of the loan is approximately $5.0 million and will be funded in the fourth quarter of 2012.

ITEM 2:                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “plan,” “estimate,” and other expressions, which are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements.  Examples of forward-looking statements included in this report include, without limitation, statements regarding the anticipated financial performance and/or future business prospects of the Company, anticipated trends in the different markets in which the Company competes, including the molded fiber, medical and military markets, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product line, expectations regarding the manufacturing capacity of the Company’s new production equipment, anticipated advantages relating to the Company’s decision to cease operations at its Ventura, California plant and to consolidate manufacturing in other facilities, the anticipated impact on the Company and its revenues of the conclusion of a substantial portion of its large automotive door panel program, expected methods of growth for the Company, and the overall economy.

Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements.  Other examples of these risks, uncertainties, and other factors include, without limitation, the following: economic conditions that affect sales of the products of the Company’s customers, risks associated with the identification of suitable acquisition candidates and the successful, efficient execution and integration of such acquisitions, the implementation of new production equipment in a timely, cost-efficient manner, risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity, actions by the Company’s competitors, and the ability of the Company to respond to such actions, the ability of the Company to obtain new customers, the ability of the Company to offset lost revenues, evolving customer requirements, difficulties associated with the roll-out of new products, decisions by customers to cancel or defer orders for the Company’s products that previously had been accepted, risks and uncertainties associated with plant closures and expected efficiencies from consolidating manufacturing, the costs of compliance with the requirements of Sarbanes-Oxley, and general economic and industry conditions and other factors.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  All of the forward-looking statements are qualified in their entirety by reference to the risk factors and other disclaimers described in the Company’s filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

UFP Technologies is a producer of innovative custom-engineered components, products, and specialty packaging. The Company serves a myriad of markets, but specifically targets opportunities in the medical, automotive, aerospace & defense, electronics, consumer, and industrial markets.

In the first nine months of 2012, the Company experienced organic sales growth of 2%, reflecting increased demand from most end-use markets. The increase in sales from these markets was substantially offset by a decrease in sales to the automotive market primarily due to the phase-out of a significant portion of the Company’s large door panel program in the Southeast.  Excluding the door panel program sales from our results for the nine-month period ended September 30, 2011, our revenues for the nine-month period ended September 30, 2012, grew 6.3%.

In prior periods the Company had a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  The Company had consolidated the financial statements of UDT for prior periods because it determined that UDT was a VIE.  On February 29, 2012, the Company purchased the manufacturing building that it leased from UDT for $1,350,000, which management believes approximates fair market value.  Since this transaction took place among commonly controlled companies, the building was recorded by the Company at UDT’s carrying value.  Thus, in effect, the Company has acquired the remaining 73.68% ownership interest in UDT, eliminating the VIE.  Subsequently, UDT was dissolved and its assets were distributed.  The non-controlling interests’ portion of the excess of the amount paid for the building over UDT’s carrying value, totaling $521,972, has been recorded in stockholders’ equity as a reduction to additional paid-in capital.  The transaction did not impact the consolidated results of operations.

Due to a redesigned model vehicle, a substantial portion of a large automotive door panel program ended on June 30, 2011, although the Company is still supplying door panels to the customer for other model vehicles.  Sales of door panels for the discontinued model vehicle were approximately $2.15 million and $4.0 million, respectively, in the three- and nine-month periods ended September 30, 2011.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Sales

Sales for the three-month period ended September 30, 2012, increased approximately 4% to $32.0 million from sales of $30.8 million for the same period in 2011.  Sales for the nine-month period ended September 30, 2012, increased approximately 2% to $97.6 million from sales of $95.8 million for the same period in 2011. The increase in sales for the three-month period ended September 30, 2012, is primarily due to increased sales to the medical industry of approximately $556,000 (Component Products segment) as well as an increase in sales of molded fiber packaging of approximately $460,000 (Packaging segment).  The increase in sales for the nine-month period ended September 30, 2012, is primarily due to increased sales to the medical industry of approximately $1.7 million (Component Products segment) as well as an increase in sales of molded fiber packaging of approximately $2.0 million (Packaging segment), partially offset by a decrease in sales to the automotive industry of approximately $2.0 million.  The decline in sales to the automotive industry for the nine-month period ended September 30, 2012, is due to the phase-out of a significant portion of the Company’s large door panel program in the Southeast.  Excluding the door panel program sales from our results for the nine-month period ended September 30, 2011, our revenues for the nine-month period ended September 30, 2012, grew 6.3%.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) increased to 28.9% for the three-month period ended September 30, 2012, from 27.6% in the same period in 2011.  Gross margin increased to 28.8% for the nine-month period ended September 30, 2012, from 28.5% in the same period in 2011.  The increase in gross margin for the three-month period ended September 30, 2012, is primarily due to an improved mix of business (material and labor collectively declined 1.0% as a percentage of sales) as well as a slight decline in fixed overhead as a percentage of sales due to organic sales growth.   In addition, gross margin for the three-month period ended September 30, 2012, improved from the efficiencies gained by the closure in 2011 of the Company’s plant in Alabama and the absence of related moving costs in the current period (operating income in the Company’s Packaging segment increased approximately $520,000 during the current period compared to the same period in 2011).  The increase in gross margin for the nine-month period ended September 30, 2012, is primarily due to improved mix of business (material and labor collectively declined 0.7% as a percentage of sales) partially offset by slightly higher fixed components of cost of sales as a percentage of sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased approximately $64,000 or 1.2% to $5.16 million for the three-month period ended September 30, 2012, from $5.22 million for the same period in 2011.  SG&A decreased approximately $562,000 or 3.5% to $16.1 million for the nine-month period ended September 30, 2012, from $16.6 million for the same period in 2011.  The slight decrease in SG&A for the three- and nine-month periods ended September 30, 2012, is primarily due to a decrease in professional fees of approximately $80,000 and $420,000, respectively, due to prior year initiatives as well as the timing of recurring services.

As a percentage of sales, SG&A decreased to 16.1% for the three-month period ended September 30, 2012, from 17.0% for the same three-month period in 2011.  As a percentage of sales, SG&A decreased to 16.5% for the nine-month period ended September 30, 2012, from 17.4% for the same nine-month period in 2011.  The decrease in SG&A as a percentage of sales for both the three- and nine-month periods ended September 30, 2012, is primarily due to the reduction in general and administrative expenses against increased sales.

Gain on Sale of Fixed Assets

The gain on sale of fixed assets of approximately $834,000 in the nine-month period ended September 30, 2011, was derived primarily from the sale of real estate in Alabama by UDT.  Of this $834,000 gain, approximately $428,000 relates to non-controlling interests that have been deducted to determine net income attributable to UFP Technologies, Inc.

Other Expenses

The Company had net interest expense of approximately $14,000 and $6,000 for the three-month periods ended September 30, 2012, and 2011, respectively. The Company had net interest expense of approximately $43,000 and $19,000 for the nine-month periods ended September 30, 2012, and 2011, respectively.  The increase in interest expense for both the three- and nine-month periods ended September 30, 2012, is primarily due to lower interest earned on cash.

The Company recorded a tax expense of approximately 36% of income before income tax expense for the both the three- and nine-month periods ended September 30, 2012, compared to a tax expense of approximately 25% and 32% (excluding income attributable to non-controlling interests) for the comparable three- and nine-month periods in 2011.  The increase in the effective income tax rate for both the three and nine-month periods ended September 30, 2012, is primarily due to the reversal during the three-month period ended September 30, 2011, of approximately $385,000 in reserves previously established for uncertain tax benefits due to a favorable outcome on a concluded Federal Internal Revenue Service audit and the statute of limitations expiring on certain other federal income tax filings.  The non-controlling interest in UDT was not subject to corporate income tax.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

At September 30, 2012, and December 31, 2011, the Company’s working capital was approximately $49.9 million and $48.6 million, respectively.  The increase in working capital for the nine-month period ended September 30, 2012, is primarily due to an increase in cash of approximately $1.3 million due to strong earnings and an increase in receivables, net of approximately $1.3 million due to strong September 2012 sales.

Net cash provided by operations for the nine-month period ended September 30, 2012, was approximately $10.8 million primarily due to net income from consolidated operations of approximately $7.7 million and depreciation and amortization of approximately $2.1 million, partially offset by an increase in receivables, net of approximately $1.3 million due to strong September sales.

Cash used in investing activities during the nine-month period ended September 30, 2012, was approximately $7.9 million and was primarily the result of additions of manufacturing machinery and equipment and software.  Included in the additions to manufacturing machinery and equipment was approximately $4.0 million in progress payments associated with molded fiber machinery.

Cash used in financing activities was approximately $1.6 million in both the nine-month periods ended September 30, 2012, and 2011.  The cash used in financing activities for the nine-month period ended September 30, 2012, is due primarily to a distribution to the non-controlling interests of UDT of approximately $1.2 million due to the Company’s purchase of the Florida real estate from UDT and subsequent dissolution of UDT.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight line amortization; (iii) a term loan of $1.8 million with a 20-year straight line amortization; and (iv) a term loan of $4.0 million with a 20-year straight line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  At September 30, 2012, the Company had availability of approximately $16.9 million, based upon collateral levels as of that date.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the option of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed charge coverage financial covenant with which it was in compliance at September 30, 2012.  The Company’s $17 million revolving credit facility matures November 30, 2013; the term loans are all due on January 29, 2016.  The interest rate on these facilities was approximately 1.2% at September 30, 2012.

On October 11, 2012, the Company entered a loan agreement with US Bank Equipment Finance to finance the purchase of two new molded fiber machines.  One of the machines is operational and the other will be installed in the fourth quarter.  The value of the loan is approximately $5.0 million and will be funded in the fourth quarter of 2012.

Through the end of 2012 and into 2013, the Company plans to continue to add  capacity to enhance operating efficiencies in its manufacturing plants.  The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business.  The Company believes that its existing resources, including its revolving credit facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

The following table summarizes the Company’s commitments, contractual obligations, and off balance sheet arrangements at September 30, 2012, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

Payments due in:	Operating Leases	Grand Rapids Mortgage	Term Loans	Massachusetts Mortgage	Debt Interest	Supplemental Retirement	New Molded Fiber Equipment Purchase Commitment	Total
2012	$464,672	$50,001	$72,090	$23,075	$35,695	$18,750	$935,400	$1,599,683
2013	1,463,907	200,001	288,360	92,300	133,708	75,000		$2,253,276
2014	1,156,134	200,001	288,360	92,300	119,192	45,833		$1,901,820
2015	587,036	200,001	288,360	92,300	104,675	25,000		$1,297,372
2016	534,060	200,000	48,062	92,300	92,712	25,000		$992,134
2017 and thereafter	321,692	2,433,329	—	1,122,983	163,201	75,000	—	$4,116,205
Total	$4,527,501	$3,283,333	$985,232	$1,515,258	$649,183	$264,583	$935,400	$12,160,490

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations during the nine-month period ended September 30, 2012, it cannot guarantee that its operations will generate cash in future periods.

The Company had no off balance sheet arrangements during the nine-month period ended September 30, 2012, other than operating leases.

ITEM 3:                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At September 30, 2012, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

ITEM 6:                                   EXHIBITS

The following exhibits are included herein:

Exhibit No.	Description
10.61	Facility lease between the Company and Susana Property Co.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Calculation Linkbase Document.***
101.LAB	XBRL Taxonomy Label Linkbase Document.***
101.PRE	XBRL Taxonomy Presentation Linkbase Document.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***

*	Filed herewith.
**	Furnished herewith.
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

UFP TECHNOLOGIES, INC.

Date:	November 9, 2012	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date:	November 9, 2012	By:	/s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.61	Facility lease between the Company and Susana Property Co.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Calculation Linkbase Document.***
101.LAB	XBRL Taxonomy Label Linkbase Document.***
101.PRE	XBRL Taxonomy Presentation Linkbase Document.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***

*	Filed herewith.
**	Furnished herewith.
***

Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.