Form 10-K
period 2012-12-31
UFP TECHNOLOGIES INC
filed 2013-03-15
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number:  001-12648

UFP Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2314970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

172 East Main Street, Georgetown, MA — USA	01833-2107
(Address of principal executive offices)	(Zip Code)

(978) 352-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market L.L.C.
Preferred Share Purchase Rights	The NASDAQ Stock Market L.L.C.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $79,311,075, based on the closing price of $16.90 on that date as reported on the NASDAQ Capital Market.

As of February 26, 2013, there were 6,767,552 shares of common stock, $0.01 par value per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Shareholders.	Part III

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements involve known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our prospects, anticipated advantages we expect to realize from our acquisition strategies, our participation and growth in multiple markets, anticipated advantages we expect to realize from our investments and capital expenditures, our business opportunities, our growth potential and strategies for growth, and any indication that we may be able to sustain or increase our sales and earnings, or our sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation, risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates, and the implementation of new production equipment in a timely, cost-efficient manner.

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

ITEM 1.            BUSINESS

The Company is a custom converter of foams, plastics, composites and natural fiber materials, providing solutions based upon these materials to customers primarily within the medical, automotive, aerospace and defense, and packaging markets.   It converts these materials using laminating, molding, and fabricating manufacturing technologies.  It is organized based on the nature of the products and services that it offers. Under this structure, the Company produces products within two distinct segments: Component Products and Packaging.  The Company’s assets are all within the United States and the majority of its sales are domestic.

Within the Component Products segment, the Company primarily uses cross-linked polyethylene and reticulated polyurethane foams, fabric and foam laminates and natural fiber materials to provide customers component products including automotive interior trim, medical device components, disposable wound care components, military uniform and gear components, athletic padding, air filtration, high-temperature insulation, and abrasive nail files and other beauty aids.

Within the Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics, and pulp fiber to provide customers with cushion packaging for their products. Foam and plastic solutions are custom-designed and fabricated or molded to provide protection for fragile and valuable items, and are sold primarily to original equipment and component manufacturers.  Molded pulp fiber products are made primarily from 100% recycled paper principally derived from waste newspaper. These products are custom-designed, engineered and molded into shapes for packaging high-volume consumer goods, including light electronics, wine bottles, candles, and health and beauty products.

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

Wine Packs®, T-Tubes®, BioShell®, Pro-Sticks®, and Erasables® are our U.S. registered trademarks. Each trademark, trade name, or service mark of any other company appearing in this Report belongs to its respective holder.

We were incorporated in the State of Delaware in 1993. Our principal executive offices are located at 172 East Main Street, Georgetown, Massachusetts 01833; telephone number 978-352-2200; corporate website www.ufpt.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

Available Information

Our Internet website address is http://www.ufpt.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Market Overview

Component Products

Component Products’ applications of foams and other types of plastics are numerous and diverse. Examples include automotive interior trim, surgical swabs for infection prevention, disposable wound care components, military uniform and gear components, athletic padding, air filtration, high-temperature insulation, and abrasive nail files and other beauty aids. Cross-linked polyethylene foams have many of the same properties as traditional polyethylene foams, including lightweight, durability, resiliency, and flexibility. Cross-linked foams have many advantages over traditional foams, including the ability to be thermoformed (molded), availability in vibrant colors, a fine cell structure providing improved esthetics and lower abrasiveness, and enhanced resistance to chemicals and ultraviolet light. Certain grades of cross-linked foams can be radiation-sterilized and have been approved by the U.S. Food and Drug Administration for open wound skin contact.

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

The higher-volume consumer packaging market is generally characterized by annual production volumes in excess of 50,000 pieces. Typical goods in this market include toys, electronics, stereo equipment, and small appliances. These goods generally do not require as high a level of shock and vibration protection as goods in the low-volume, high-fragility market. The principal materials used to package these goods include various molded, rigid, and foamed plastics, such as expanded polystyrene foam (EPS), vacuum-formed polystyrene (PS) and polyvinyl chloride (PVC), and corrugated die-cut inserts that generally are less protective and less expensive than resilient foams and molded fiber.

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

Products

The Company’s products include foam, plastic, and fiber packaging solutions, and component products.  The vast majority of the Company’s products are custom designed and manufactured for its customers’ needs.

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

The Company benefits from its ability to custom-design its own proprietary manufacturing equipment in conjunction with its machinery suppliers. For example, the Company has custom-designed its own lamination machines, allowing it to achieve adhesive bonds between cross-linked foam and fabric and other materials that do not easily combine. These laminates typically command higher prices than traditional foam products.

The Company has developed a variety of standard products that are branded and, in some cases, trademarked and patented. These products include Wine Packs® (wine shipping solutions made from molded fiber); T-Tubes® (tube and pipe insulation for clean room environments); BioShell® (pharmaceutical bag protection system); Pro-Sticks® (sanitary solution for nail care services); and Erasables® (multi-purpose cleaning eraser).

Packaging Solutions

The Company designs, manufactures, and markets a broad range of packaging solutions primarily using polyethylene, polyurethane, cross-linked polyethylene foams, and rigid plastics. These solutions are custom-designed and fabricated or molded to provide protection for less durable, higher-value items, and are primarily sold to original equipment and component manufacturers. Examples of the Company’s packaging solutions include foam inserts for protective shipping cases, molded foam enclosures for orthopedic implants, plastic trays for medical devices and components, and end-cap packs for electronics. Markets for these products are typically characterized by lower to moderate volumes where performance, such as shock absorbency and vibration damping, is valued.

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

The applications for the Company’s molded fiber packaging and vacuum-formed trays are characterized by high-volume production runs and require rapid manufacturing turnaround times. Raw materials used in the manufacture of molded fiber are primarily recycled newspaper, and a variety of other grades of recycled paper and water. Raw materials used in vacuum-formed plastics include polystyrene (PS) and polyvinyl chloride (PVC). These products compete with expanded polystyrene (EPS) and manually assembled corrugated die-cut inserts.

The Company’s molded fiber products provide customers with packaging solutions that are more responsive to stringent environmental packaging regulations worldwide and meet the demands of environmentally-aware consumers, while simultaneously meeting customer cost and performance objectives.

Marketing and Sales

The Company markets to the target industries it serves by promoting specific packaging and component solutions, materials, and manufacturing capabilities and services.  The Company is marketed through websites, online advertising and directories, press releases, and trade shows and expositions.  Its relationships with key material suppliers are also an important part of its marketing and sales efforts.

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

No one customer’s sales exceeded 10% of either the Component Product or Packaging segment sales for the year ended December 31, 2012. Because the Company’s products are mostly custom designed for specific customer applications, there are no common classes of products within the packaging or Component Products segment that comprise more than 10% of consolidated revenue in any of the last three years.  Seasonality is not a major factor in sales within either the Component Products or Packaging segments.  See our consolidated financial statements contained in Part IV, Item 15, in this Report for segment revenues from external customers, profits and total assets.

Working Capital

The Company funds its business operations in both the Component Products and Packaging segments through a combination of available cash and cash equivalents, and cash generated from operations.  In addition, the Company’s revolving credit facility is available for additional working capital needs.

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

Molded fiber products are manufactured by vacuum-forming a pulp of recycled or virgin paper materials onto custom-engineered molds. With the application of vacuum and air, the molded parts are pressed and transferred to an in-line dryer, from which they exit ready for packing or subsequent value-added operations.

The Company does not manufacture any of the raw materials used in its products. With the exception of certain grades of cross-linked foam and technical polyurethane foams, these raw materials are available from multiple supply sources. Although the Company relies upon a limited number of suppliers for cross-linked and technical urethane foams, the Company’s relationships with such suppliers are good, and the Company expects that these suppliers will be able to meet its requirements for cross-linked foam. Any delay or interruption in the supply of raw materials could have a material adverse effect on the Company’s business.

Research and Development

The Company’s engineering personnel continuously explore design and manufacturing techniques, as well as new innovative materials to meet the unique demands and specifications of its customers. Because the Company’s products tend to have relatively short life cycles, research and development is an integral part of the Company’s ongoing cost structure. Our research and development expenses were approximately $1.3 million, $1.2 million, and $0.9 million in the years ended December 31, 2012, 2011, and 2010, respectively.

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

The Company has a total of seventeen active patents.  Eleven are in the Packaging segment, including two relating to its molded fiber technology (including certain proprietary machine designs) and has patents with respect to such technology in certain foreign countries.  The remaining nine patents relate to technologies including foam, packaging, and tool control technologies.  In the Component Products segment, the Company has six active patents relating to automotive superforming process technologies and to certain nail file technologies.  The Company also has patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology, or will not be challenged or circumvented by others. The expiration dates for the Company’s U.S. patents range from 2014 through 2029.

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

Backlog

The Company’s backlog, as of February 9, 2013, and February 11, 2012, totaled approximately $10.7 million and $8.8 million, respectively, for the Packaging segment, and $20 million and $23.8 million, respectively, for the Component Products segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period.

Employees

As of January 30, 2013, the Company had a total of 700 full-time employees (as compared to 617 full-time employees as of January 30, 2012), with 392 full-time employees in the Component Products segment and

303 full-time employees in the Packaging segment. In addition, the Company has five executive officers that are not allocated to a specific segment. The Company is not a party to any collective bargaining agreement. The Company considers its employee relations to be good.

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

A limited number of customers typically represent a significant percentage of our revenues in any given year. Our top ten customers represent approximately 27%, 28%, and 31% of our total revenues in 2012, 2011 and 2010, respectively. A single automotive program accounted for approximately 6.6%, 10.9%, and 13.9%, respectively, of our Component Products segment sales and approximately 4.4%, 7.2%, and 9.3% of our total sales in 2012, 2011, and 2010, respectively. The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and financial results. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer.

We may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause us to not realize anticipated benefits.

Our business strategy includes the potential acquisition of businesses and entering into joint ventures and other business combinations that we expect will complement and expand our business. For example, in 2012 we acquired substantially all of the assets of Packaging Alternatives Corporation (“PAC”), as discussed in Note 18 of the “Notes to Consolidated Financial Statements.” We may not be able to successfully identify suitable acquisition or joint venture opportunities or complete any particular acquisition, combination, joint venture or other transaction on acceptable terms. Our identification of suitable acquisition candidates and joint venture opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing future acquisitions or joint ventures, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions or joint ventures that we complete. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Our failure to identify suitable acquisition or joint venture opportunities may restrict our ability to grow our business.

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

The cost of raw materials, including petroleum and petroleum-based raw materials such as resins, used in the production of our products, represents a significant portion of our direct manufacturing costs. We have provisions in most of our sales orders that allow us to pass price fluctuations related to certain raw materials, including petroleum, on to our customers. The number of customers to which we are not able to pass on such price increases may increase in the future, and any such increase could adversely affect our operating margins and cash flows. Any fluctuations in the price of petroleum, or any other material used in the production of our products, may have a material adverse effect on our business, financial condition, and results of operations. Such price increases could reduce demand for our products. If we are not able to buy raw materials at fixed prices, or pass on price increases to our customers, we may lose orders or enter into orders with less favorable terms, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Based on information made available to us, we believe that our executive officers, directors and their affiliates collectively owned approximately 22.4% of our outstanding shares of common stock as of March 1, 2013.  As a result, those stockholders may, if acting together, control or exert substantial influence over actions requiring stockholders’ approval, including elections of our directors, amendments to our certificate of incorporation, mergers, sales of assets or other business acquisitions or dispositions.

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

New regulations related to “conflict minerals” may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule, which is effective for calendar 2013 and requires a disclosure report to be filed by May 31, 2014, will require companies to perform diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. We may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Security breaches and other disruptions could compromise our information, expose us to liability and harm our reputation and business.

In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, damage our reputation and customers’ willingness to transact business with us, and subject us to additional costs and liabilities which could adversely affect our business.

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

The continuing worldwide macroeconomic uncertainty may adversely affect our business and prospects.

The continuing uncertainty surrounding world financial markets and continuing weak worldwide macroeconomic conditions may cause our customers to decrease their purchasing and procurement activities. Additionally, constrictions in world credit markets may cause our customers to experience increased difficulty securing the financing necessary to purchase our products. Economic uncertainty may result in cost-conscious consumers and adversely affect demand for our products. If the current adverse macroeconomic conditions continue, our business and prospects may be negatively impacted.

Our business could be harmed if our products contain undetected errors or defects or do not meet applicable specifications.

We are continuously developing new products and improving our existing products. Our existing and newly introduced products can contain undetected errors or defects. In addition, these products may not meet their performance specifications under all conditions or for all applications. If, despite internal testing,  and testing by customers, any of our products contain errors or defects or fail to meet applicable specifications, then we may be required to enhance or improve those products or technologies. We may not be able to do so on a timely basis, if at all, and may only be able to do so at considerable expense. In addition, any significant reliability problems could result in adverse customer reaction, negative publicity, mandatory or voluntary recalls, or legal claims and could harm our business and prospects.

ITEM 2.            PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts	57,600	(owned by the Company)	Headquarters, fabrication, molding, test lab, clean room, and engineering for Component Products segment
Haverhill, Massachusetts	48,772	02/28/2018	Flame lamination for the Component Products segment
Byfield, Massachusetts	2,833	04/30/2014	Office space
Atlanta, Georgia	47,000	04/30/2014	Molding and engineering for the Component Products segment
Gainesville, Georgia	2,500	05/31/2014	Engineering and design for the Packaging segment
Huntsville, Alabama	9,000	06/30/2016	Engineering, design, and fabrication for the Packaging segment
Grand Rapids, Michigan	255,260	(owned by the Company)	Fabrication, molding, and engineering for the Component Products segment
Ventura, California	750	10/31/2013	Office space
Rancho Dominguez, California	56,000	11/14/2017	Fabrication, molding, and engineering for the Component Products segment
Denver, Colorado	18,270	(owned by the Company)	Fabrication, molding, and engineering for the Component Products segment
Denver, Colorado	28,383	(owned by the Company)	Fabrication, molding, and engineering for the Component Products segment
Raritan, New Jersey	67,125	02/28/2018	Fabrication, molding, test lab, clean-room, and engineering for the Packaging segment
Kissimmee, Florida	49,400	(owned by the Company)	Fabrication, molding, test lab, and engineering for the Packaging segment
El Paso, Texas	85,000	01/30/2017	Warehousing and fabrication for the Packaging segment

Location	Square Feet	Lease Expiration Date	Principal Use
Glendale Heights, Illinois	78,913	07/31/2014	Fabricating, clean room, molding, and engineering for the Packaging segment
Clinton, Iowa	60,000	12/31/2014	Molded fiber operations for the Packaging segment
Clinton, Iowa	62,000	(owned by the Company)	Molded fiber operations for the Packaging segment
Costa Mesa, California	22,933	12/31/2014	Fabrication, molding, and engineering for the Component Product segment.

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

Market Price

From July 8, 1996, until April 18, 2001, the Company’s common stock was listed on the NASDAQ National Market under the symbol “UFPT.” Since April 19, 2001, the Company’s common stock has been listed on the NASDAQ Capital Market. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2011, to December 31, 2012:

Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$21.59	$12.19
Second Quarter	19.64	14.86
Third Quarter	19.68	14.20
Fourth Quarter	15.90	12.65

Fiscal Year Ended December 31, 2012
First Quarter	$19.96	$13.94
Second Quarter	19.62	15.30
Third Quarter	18.50	15.87
Fourth Quarter	18.25	15.27

Number of Stockholders

As of February 26, 2013, there were 83 holders of record of the Company’s common stock.

Due to the fact that many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2011 or 2012. The Company presently intends to retain all of its earnings to provide funds for the operation of its business, although it would consider paying cash dividends in the future.  Any decision to pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, strategic plans, capital requirements, financial condition, provisions of the Company’s borrowing arrangements and other factors the Company’s board of directors considers relevant.

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

Each of these plans and their amendments has been approved by the Company’s stockholders.

Summary plan information as of December 31, 2012, is as follows:

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
1993 Employee Plan(1)	220,000	$2.77	—
2009 Non-Employee Director Stock Incentive Plan	243,888	7.13	209,784
Total Option Plans	463,888	5.06	209,784
2003 Incentive Plan Options	30,000	11.73	—
2003 Incentive Plan RSU	108,866	—	1,068,241	(2)
Total 2003 Incentive Plan	138,866	—	1,068,241
Total All Stock Plans	602,754	—	1,278,025

(1)  The plan expired on April 12, 2010.

(2)  Represents the total of both Options and RSUs available in the 2003 Incentive Plan.

ITEM 6.            SELECTED FINANCIAL DATA

The following table summarizes our financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those financial statements appearing elsewhere in this document. The selected statements of operations data for the fiscal years ended December 31, 2012, 2011, and 2010, and the selected balance sheet data as of December 31, 2012, and

2011, are derived from the audited financial statements, which are included elsewhere in this document. The selected statements of operations data for the years ended December 31, 2009, and 2008, and the balance sheet data at December 31, 2010, 2009, and 2008, are derived from our audited financial statements not included in this document.

Selected Consolidated Financial Data:

	Years Ended December 31 (in thousands, except per share data)
Consolidated statement of operations data(1)	2012	2011	2010	2009	2008
Net sales	$130,962	$127,244	$120,766	$99,231	$110,032
Gross profit	38,185	36,245	34,616	26,719	28,563
Operating income	16,666	15,716	14,392	8,192	8,425	(2)
Net income attributable to UFP Technologies, Inc.	10,895	10,346	9,247	5,929	5,116
Diluted earnings per share	1.55	1.48	1.37	0.94	0.82
Weighted average number of diluted shares outstanding	7,028	6,999	6,749	6,294	6,263

(1)   See Note 19 to the consolidated financial statements for segment information.

(2)   Amount includes restructuring charges of $1.3 million.

	As of December 31 (in thousands)
Consolidated balance sheet data	2012	2011	2010	2009	2008
Working capital	$51,263	$48,575	$38,267	$27,702	$18,688
Total assets	98,617	79,721	69,478	57,855	47,133
Short-term debt and capital lease obligations	1,550	581	654	623	1,419
Long-term debt and capital lease obligations, excluding current portion	8,314	5,639	6,847	7,502	4,852
Total liabilities	25,357	17,736	19,251	18,849	16,289
Stockholders’ equity	73,261	61,985	50,226	39,005	31,890

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UFP Technologies is producer of innovative custom-engineered components, products and specialty packaging. The Company serves a myriad of markets, but specifically targets opportunities in the medical, automotive, aerospace and defense and packaging markets.  It also produces a variety of standard products that are, in some cases, patented or trademarked.

In 2012 the Company experienced organic sales growth of 2.9%, reflecting increased demand for products from the medical market as well as for molded fiber packaging.  This growth was achieved despite the loss of approximately $5 million in sales from the phase-out of a significant portion of an automotive program in the southeast, and was largely driven by 9% growth in sales to the medical market and a 21% increase in sales of molded fiber packaging product.  Excluding this loss of sales, the Company achieved organic sales growth of 6.9%.  The Company’s ability to leverage this sales growth to improve gross margins generated another year of record profitability; operating income and net income for the year ended December 31, 2012 increased 6.0% and 5.3%, respectively.

In 2013, sales in the Company’s automotive and military markets started slowly due to reduced military spending and temporary plant shutdowns by two automotive customers.

The Company’s strategy includes further organic growth and growth through strategic acquisitions.

Results of Operations

Sales in the Company’s Component Products segment increased 4.2% to $88.2 million in 2012 from $84.7 million in 2011.  Operating income increased 4.2% to $13.6 million in 2012 from $13.0 million in 2011, reflecting profits on the sales growth partially offset by decreased operating income in the Company’s automotive market.

Sales in the Company’s Packaging segment increased slightly to $42.8 million in 2012 from $42.6 million in 2011.  Operating income increased 14.9% to $3.1 million in 2012 from $2.7 million in 2011.  The relatively flat sales reflect a 21% increase in molded fiber packaging product partially offset by a sales decline in foam packaging sales.  The increase in operating income largely reflects the sales growth in molded fiber as this is a high fixed-cost business.

Additional details regarding the Company’s segment results of operations are described in Note 19 to the consolidated financial statements included in Item 8 of this Form 10-K.

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s consolidated statements of operations:

	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.8%	71.5%	71.3%
Gross profit	29.2%	28.5%	28.7%
Selling, general, and administrative expenses	16.4%	16.8%	16.8%
Gain on sale of fixed assets	0.0%	-0.6%	0.0%
Operating income	12.8%	12.3%	11.9%
Total other expenses (income), net	0.1%	0.0%	0.0%
Income before taxes	12.7%	12.3%	11.9%
Income tax expense	4.4%	3.9%	4.1%
Net income attributable to consolidated operations	8.3%	8.4%	7.8%
Net income attributable to non-controlling interests	0.0%	0.3%	0.1%
Net income attributable to UFP Technologies, Inc.	8.3%	8.1%	7.7%

2012 Compared to 2011

Net sales increased 2.9% to $131.0 million for the year ended December 31, 2012, from net sales of $127.2 million in 2011. The $3.8 million increase in sales was largely attributable to increased sales into the medical market of approximately $3.1 million (Component Products segment) as well as a $2.7 million increase in sales of molded fiber packaging reflecting increased demand for environmentally friendly packaging solutions (Component Products segment).  These sales increases were partially offset by a $5 million reduction in sales from the phase-out of a significant portion of an automotive program in the Southeast.

Gross profit as a percentage of sales (“Gross Margin”) increased to 29.2% for the year ended December 31, 2012, from 28.5% in 2011. The increase in gross margin is primarily attributable to an improved book of business relating to the sales increases in the medical market and of molded fiber packaging (as a percentage of sales, material, and direct labor collectively decreased by 0.9% in 2012).

Selling, General, and Administrative Expenses (“SG&A”) increased slightly to $21.5 million for the year ended December 31, 2012, from $21.4 million in 2011. As a percentage of sales, SG&A decreased to 16.4% for the year ended December 31, 2012 from 16.8% for the same period in 2011.   The slight increase in SG&A for the year ended December 31, 2012, is primarily due to increased compensation programs of approximately $100,000 (higher plant bonuses across both the Component Products and Packaging segments due to improved performance) and increased office and equipment depreciation expense of approximately $100,000

(due to ERP and other infrastructure computer hardware across both the Component Products and Packaging segments), partially offset by a reduction of approximately $100,000 in professional and consulting fees (prior year initiatives across both the Component Products and Packaging segments).   The reduction in SG&A as a percentage of sales is primarily due to relatively flat SG&A expenses measured against higher sales.

Interest expense net of interest income increased to approximately $90,000 for the year ended December 31, 2012, from net interest expense of approximately $27,000 in 2011. The increase in interest expense is primarily attributable to lower interest earned on excess cash balances, as well as increased debt associated with financing molded fiber equipment.

The gain on sale of assets of approximately $839,000 in 2011 was derived primarily from the sale of real estate in Alabama by United Development Company Limited (“UDT”).  Of this $839,000 gain, approximately $428,000 relates to non-controlling interests that have been deducted to determine net income attributable to UFP Technologies, Inc., and $250,000 represents a one-time fee paid to the Company for managing the transaction.

The Company recorded income tax expense as a percentage of income before income tax expense, excluding net income attributable to non-controlling interests, of 34.3% and 31.3% for the years ended December 31, 2012, and 2011, respectively. The increase in the effective tax rate for the year ended December 31, 2012, is primarily attributable to the reversal in 2011 of approximately $385,000 in reserves previously established for uncertain tax benefits due to a favorable outcome on a concluded Federal Internal Revenue Service audit and the statute of limitations expiring on certain other federal income tax filings as well as increased deductions associated with domestic manufacturing.  The non-controlling interest previously held in UDT was not subject to corporate income tax, which also caused the effective tax rate to be lower in 2011 than 2012.  The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at December 31, 2012. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carry-forward period are reduced.

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

Gross Margin decreased slightly to 28.5% for the year ended December 31, 2011, from 28.7% in 2010. The slight decrease in gross margin is primarily attributable to costs of approximately $350,000 incurred as a result of the closure of the Company’s manufacturing facility in Alabama as well as approximately $300,000 incurred in additional health insurance claims (overhead) partially offset by manufacturing efficiencies achieved in the Company’s plants (as a percentage of sales material and direct labor collectively decreased by 0.2% in 2011).

SG&A increased 5.6% to $21.4 million for the year ended December 31, 2011, from $20.2 million in 2010. As a percentage of sales, SG&A was 16.8% for both the years ended December 31, 2011, and 2010. The $1.2 million increase in SG&A for the year ended December 31, 2011, is primarily due to an increase in professional fees of approximately $400,000 associated with the development of enhanced internal operating and information systems and a re-branding and marketing project, approximately $400,000 in additional administrative salaries, wages and benefits and approximately $200,000 in additional health insurance claims.

Interest expense net of interest income decreased to approximately $27,000 for the year ended December 31, 2011, from net interest expense of approximately $116,000 in 2010. The decrease in interest expense is primarily attributable to higher interest earned on excess cash balances, as well as lower interest paid on declining term debt balances.

The gain on sale of assets of approximately $839,000 in 2011 was derived primarily from the sale of real estate in Alabama by UDT.  Of this $839,000 gain, approximately $428,000 relates to non-controlling interests that have been deducted to determine net income attributable to UFP Technologies, Inc., and $250,000 represents a one-time fee paid to the Company for managing the transaction.

The Company recorded income tax expense as a percentage of income before income tax expense excluding net income attributable to non-controlling interests, of 31.3% and 34.8% for the years ended December 31, 2011, and 2010, respectively. The decrease in the effective tax rate for the year ended December 31, 2011, is primarily attributable to the reversal in 2011 of approximately $385,000 in reserves previously established for uncertain tax benefits due to a favorable outcome on a concluded Federal Internal Revenue Service audit and the statute of limitations expiring on certain other federal income tax filings as well as increased deductions associated with domestic manufacturing.  The non-controlling interest previously held in UDT was not subject to corporate income tax.  The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at December 31, 2011. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carry-forward period are reduced.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally-generated cash.

As of December 31, 2012, and 2011, working capital was approximately $51.2 and $48.6 million, respectively. The increase in working capital is primarily attributable to an increase in cash of approximately $3.6  million due to cash generated from operations;  increased receivables of approximately $2.2 million due to the purchase of Packaging Alternatives Corporation; and increased refundable income taxes of approximately $1 million due to overpayments of federal income taxes partially offset by an increase in accrued expenses of approximately $2.1 million due largely to the Packaging Alternatives Corporation purchase holdback, compensation, and other accruals, and an increase in current installments of long-term debt of approximately $1 million due to new financing on the acquisition of new molded fiber equipment.

Net cash provided by operating activities was approximately $16.2 million and primarily consisted of net income of approximately $10.9 million, plus depreciation and amortization of approximately $2.9 million, share-based compensation of approximately $860,000, and an increase in accrued expenses of approximately $2.1 million.  Net cash used in investing activities in 2012 was approximately $15.5 million and included approximately $12.0 million in additions to property, plant and equipment and approximately $3.6 million in cash used to acquire the net assets of Packaging Alternatives Corporation.  Net cash provided by financing activities was approximately $3.0 million and consisted of proceeds from long-term borrowings of approximately $4.4 million, excess tax benefits related to share-based compensation of approximately $832,000, partially offset by cash used for distributions to United Development Company partners of approximately $1.2 million, and cash used for principal repayments of long-term debt of approximately $740.000.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA. The facility is comprised of: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a mortgage loan of $1.8 million with a 20 year straight-line amortization; and (iv) a mortgage loan of $4.0 million with a 20-year straight-line amortization. Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels. Therefore, the entire $17 million may not be available to the Company. As of December 31, 2012, the Company had no borrowings outstanding and availability of approximately $16.9 million based upon collateral levels in place as of that date. The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan. Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant, which the Company was in compliance with as of December 31, 2012. The Company’s $17 million revolving credit facility matures November 30, 2013.  The Company anticipates negotiating an extension of this facility.  The Company cannot assure that such extension will be completed on favorable terms or on a timely basis, if at all; the term loans are all due on January 29, 2016. At December 31, 2012, the interest rate on these facilities was 1.2%, and there were no borrowings outstanding on the line of credit.

On October 11, 2012, the Company entered into a loan agreement to finance the purchase of two new molded fiber machines.  One of the machines is presently operational.  The value of the loan is approximately $5 million.  The annual interest rate is fixed at 1.83%.  As of December 31, 2012, approximately $4.4 million had been advanced on the loan and the outstanding balance is approximately $4.2 million.  The loan will be repaid over a five-year term.  The loan is secured by the related molded fiber machines.

Commitments, Contractual Obligations, and Off-Balance-Sheet Arrangements

The following table summarizes the Company’s contractual obligations at December 31, 2012:

		Payment Due By Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Term Loans	$913,142	$288,360	$576,720	$48,062	$—
Equipment Loans	4,225,241	969,530	1,993,826	1,261,885	—
Grand Rapids Mortgage	3,233,333	200,000	400,003	2,633,330	—
Massachusetts Mortgage	1,492,183	92,300	184,600	1,215,283	—
Operating Leases	7,039,407	2,016,705	2,958,204	2,064,498	—
Debt interest	700,721	202,183	306,759	191,779	—
Supplemental Retirement	245,833	75,000	70,833	50,000	50,000
Total	$17,849,860	$3,844,078	$6,490,945	$7,464,837	$50,000

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above. The Company’s principal sources of funds are its operations and its revolving credit facility. Although the Company generated cash from operations in the year ended December 31, 2012, it cannot guarantee that its operations will generate cash in future periods. Subject to the Risk Factors set forth in Part I, Item 1A of this Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that cash flow from operations will provide us with sufficient funds in order to fund our expected operations over the next twelve months.

The Company does not believe inflation has had a material impact on its results of operations in the last three years.

The Company had no off-balance-sheet arrangements in 2012, other than operating leases.

Critical Accounting Policies

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions, both in general and specifically in relation to the packaging industry, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The Company’s reporting units include its Component Products segment, Packaging segment (excluding its Molded Fiber operation), and its Molded Fiber operation. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company assessed qualitative factors as of December 31, 2012, and determined that it was more likely than not that the fair value of both reporting units with goodwill exceeded their respective carrying amounts.  Factors considered for each reporting unit included financial performance, forecasts and trends, market cap, regulatory and environmental issues, foreign currency, market analysis, recent transactions, macro-economic conditions, industry and market considerations, raw material costs, management stability, and the degree by which the fair value of each reporting unit exceeded its carrying value in 2010 when the Company last performed Step 1 of the goodwill impairment test, which requires a comparison of each reporting unit’s fair value to its carrying value (approximately $37 million or 161% and $7 million or 190% for the Component Products and Molded Fiber reporting units, respectively).  As a result of this assessment, Step 1 of the goodwill impairment test was not performed in 2012.

Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2012.

Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2012.

ITEM 7A.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2012, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. The Company has four debt instruments where interest is based upon either the Prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes; however, the Company believes the market risk of the debt is minimal.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2012, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

PART IV

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Number		Reference

2.01	Agreement and Plan of Reorganization among the Company, Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	A-2.01**

2.02	Agreement of Merger between Moulded Fibre Technology, Inc. and UFP Acquisition, Inc.	B-2.02**

2.03	Merger Agreement relating to the reincorporation of the Company in Delaware.	A-2.02**

2.04	Asset Purchase Agreement relating to the purchase of Foam Cutting Engineers, Inc.	C-2**

2.05	Asset Purchase Agreement relating to the purchase of the assets of Pacific Foam Technologies, Inc.	D-2.05**

Number		Reference

2.06	Stock Purchase Agreement dated January 14, 2000, relating to the acquisition of the stock of Simco Industries, Inc.	E-2.01**

3.01	Certificate of Incorporation of the Company, as amended.	F-3.01**
G-3.01**

3.02	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 20, 2009.	HH-3.02**

3.03	Amended and Restated Bylaws of the Company.	HH-3.03**

4.01	Specimen Certificate for shares of the Company’s Common Stock.	A-4.01**

4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company, filed as Exhibit 3.01).	F-3.01**

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

HH-4.03**

10.01	Agreement between the Company and William H. Shaw.	A-10.08*, **

10.02	Agreement and Severance Agreement between the Company and Richard L. Bailly.	A-10.09*, **

10.03	Employee Stock Purchase Plan.	A-10.18**

10.04	1993 Combined Stock Option Plan, as amended.	I-10.19*, **

10.05	1993 Non-employee Director Stock Option Plan.	J-4.5**

10.06	Facility Lease between the Company and Raritan Associates.	A-10.22**

10.07	Facility Lease between the Company and Dana Evans d/b/a Evans Enterprises.	A-10.27**

10.08	Form of Indemnification Agreement for directors and officers of the Company.	A-10.30**

10.09	Facility Lease between the Company and Clinton Area Development Corporation.	K-10.37**

10.10	Employment Agreement with R. Jeffrey Bailly dated April 4, 1995.	L-10.37*, **

10.11	Amended 1998 Employee Stock Purchase Plan.	M**

10.12	Facility Lease between the Company and Quadrate Development, LLC.	N-10.43**

10.13	Amended 1998 Director Stock Option Incentive Plan, as amended.	M, DD*, **

10.14	Amended Facility Lease between the Company and United Development Company Limited.	O-10.27**

10.15	Amended Facility Lease between the Company and United Development Company Limited.	O-10.28**

10.16	Amended Facility Lease between the Company and Ward Hill Realty Associates, LLC, successors in interest to Evans Enterprises of South Beach.	P-10.30**

10.17	Credit and Security Agreement between the Company and Fleet Capital Corporation.	Q-10.31**

Number		Reference

10.18	Facility Lease between Simco Automotive Trim, Inc. and Insite Atlanta, LLC.	R-10.31**

10.19	Amended Credit and Security Agreement between the Company and Fleet Capital Corporation.	S-10.33**

10.20	Facility lease between the Company and Clinton Base Company LLC.	G-10.34**

10.21	Second Amendment to the Credit Agreement between the Company and Fleet Capital Corporation.	T-10.35**

10.22	Third Amendment to the Credit and Security Agreement between the Company and Bank of America.	U-10.37**

10.23	1998 Employee Stock Purchase Plan as amended.	V-10.38**

10.24	Form of Stock Unit Award Agreement.	W-10.40*,**

10.25	Executive Non-qualified Excess Plan.	X-10.41*,**

10.26	UFP Technologies, Inc. 2003 Incentive Plan, as amended.	OO-10.26*,**

10.27	Promissory note of United Development Company Limited in favor of Bank of America, N.A. dated May 22, 2007.	Y-10.27

10.28	Employment Agreement with R. Jeffrey Bailly dated October 8, 2007.	Z-10.28*,**

10.29	Agreement and Plan of Merger dated as of January 14, 2008, among UFP Technologies, Inc., S&L Acquisition Corp., and Stephenson & Lawyer, Inc.	AA-10.29**

10.30	Form of 2008 Stock Unit Award Agreement.	CC-10.30*,**

10.42	Amended facility lease between the Company and Rothbart Realty Co.	CC-10.42**

10.43	Amended facility lease between the Company and Rothbart Realty Co.	CC-10.43**

10.44	Amended facility lease between the Company and Quadrate Development, LLC.	CC-10.44**

10.45	Amended facility lease between the Company and Kessler Industries, Inc.	CC-10.45**

10.46	Amended facility lease between the Company and Raritan Johnson Associates, LLC.	CC-10.46**

10.47	Amended facility lease between the Company and Ward Hill Realty Associates, LLC.	CC-10.47**

10.48	Form of Stock Unit Award Agreement by and between UFP Technologies, Inc. and R. Jeffrey Bailly.	EE-10.48*,**

10.49	Third Amendment to Iowa facility lease, signed as of August 20, 2008, between Moulded Fibre Technology, Inc.(Tenant) and Clinton Base Company, LLC (Landlord).	FF-10.49**

10.50	Form of 2009 Stock Unit Award Agreement.	GG-10.50*,**

10.51	Amended and restated Credit and Security Agreement between the Company and Bank of America, N.A, dated January 27, 2009.	II-10.51**

10.52	2009 Non-Employee Director Stock Incentive Plan.	JJ-10.52*, **

10.53	Lease agreement dated July 29, 2009, between ProLogis and UFP Technologies, Inc.	KK-10.53**

10.54	Form of 2010 Stock Unit Award Agreement.	LL-10.54*,**

Number		Reference

10.55	Form of 2011 Stock Unit Award Agreement.	MM-10.55*,**

10.56	Amendment to Employment Agreement with R. Jeffrey Bailly.	NN-10.56*,**

10.57	Form of 2011 CEO Stock Unit Award Agreement.	NN-10.57*,**

10.58	Form of 2012 Stock Unit Award Agreement.	PP-10.58*,**

10.59	Form of 2012 Stock Unit Award Agreement.	PP-10.59*,**

10.60	Facility lease between the Company and East Group Properties, LLP.	QQ-10.60**

10.61	Facility lease between the Company and Susana Property Co.	RR-10.61**

10.62	Amendment No. 2 to Employment Agreement with R. Jeffrey Bailly.	SS-10.62**

10.63	Form of 2013 CEO Stock Unit Award Agreement.	SS-10.63**

10.64	Form of 2013 Stock Unit Award Agreement.	SS-10.64**

14.00	Code of Ethics.	BB**

21.01	Subsidiaries of the Company.	Filed herewith

23.01	Consent of Grant Thornton LLP.	Filed herewith

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

101.INS	XBRL Instance Document.	Filed herewith***

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith***

101.CAL	XBRL Taxonomy Calculation Linkbase Document.	Filed herewith***

101.LAB	XBRL Taxonomy Label Linkbase Document.	Filed herewith***

101.PRE	XBRL Taxonomy Presentation Linkbase Document.	Filed herewith***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith***

A.	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 33-70912). The number set forth herein is the number of the Exhibit in said Registration Statement.

B.	Incorporated by reference to the Company’s Annual Report on Form 10-K for its fiscal year ended December 31, 1993. The number set forth herein is the number of the Exhibit in said Annual Report.

C.	Incorporated by reference to the Company’s report on 8-K dated February 3, 1997. The number set forth herein is the number of the Exhibit in said report.

D.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The number set forth herein is the number of the Exhibit in said Annual Report.

E.	Incorporated by reference to the Company’s Report on Form 8-K dated January 31, 2000. The number set forth herein is the number of the Exhibit in said Report.

F.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1996. The number set forth herein is the number of the Exhibit in said Quarterly Report.

G.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2004. The number set forth herein is the number of the exhibit in said Quarterly Report.

H	Incorporated by reference to the Company’s report on Form 8-K dated January 13, 1999. The number set forth herein is the number of the Exhibit in said Report.

I.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1998. The number set forth herein is the number of the Exhibit in said Quarterly Report.

J.	Incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 33-76440). The number set forth herein is the number of the Exhibit in said Registration Statement.

K.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The number set forth herein is the number of the Exhibit in said Annual Report.

L.	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 1995. The number set forth herein is the number of the Exhibit in said Quarterly Report.

M.	Incorporated by reference to the Company’s Proxy Statement relating to the Company’s Annual Meeting of Stockholders on June 5, 2002.

N.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The number set forth herein is the number of the Exhibit in said Annual Report.

O.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The number set forth herein is the number of the Exhibit in said Annual Report.

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

LL.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The number set forth herein is the number of the Exhibit in said Annual Report.

MM.	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 25, 2011. The number set forth herein is the number of the Exhibit in said Report.

NN.	Incorporated by reference to the Company’s Current Report on Form 8-K filed March 8, 2011. The number set forth herein is the number of the Exhibit in said Report.

OO.	Incorporated by reference to the Company’s Current Report on Form 8-K filed June 14, 2011. The number set forth herein is the number of the Exhibit in said Report.

PP.	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 24, 2012. The number set forth herein is the number of the Exhibit in said Report.

QQ.	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The number set forth herein is the number of the Exhibit in said Annual Report.

RR.

Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2012. The number set forth herein is the number of the exhibit in said Quarterly Report.

SS.	Incorporated by reference to the Company’s Current Report on Form 8-K filed February 22, 2013. The number set forth herein is the number of the Exhibit in said Report.

*	Management contract or compensatory plan or arrangement.
**

In accordance with Rule 12b-32 under the Exchange Act reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

***

Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act.

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

UFP TECHNOLOGIES, INC.

Date:	March 15, 2013	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 15, 2013
R. Jeffrey Bailly	President, and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Vice President,	March 15, 2013
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Kenneth L. Gestal	Director	March 15, 2013
Kenneth L. Gestal

/s/ David B. Gould	Director	March 15, 2013
David B. Gould

/s/ Thomas Oberdorf	Director	March 15, 2013
Thomas Oberdorf

/s/ Marc Kozin	Director	March 15, 2013
Marc Kozin

/s/ David K. Stevenson	Director	March 15, 2013
David K. Stevenson

/s/ Robert W. Pierce, Jr.	Director	March 15, 2013
Robert W. Pierce, Jr.

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2012, and 2011

And for the Years Ended December 31, 2012, 2011, and 2010

With Report of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UFP Technologies, Inc.

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UFP Technologies, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UFP Technologies, Inc.

We have audited the internal control over financial reporting of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 15, 2013

UFP TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31
	2012	2011
Assets
Current assets:
Cash and cash equivalents (UDT: $0 and $278,475, respectively)	$33,479,519	$29,848,798
Receivables, net	17,835,902	15,618,717
Inventories	9,695,060	9,758,623
Prepaid expenses	653,916	558,875
Refundable income taxes	1,713,687	1,086,632
Deferred income taxes	1,115,959	1,168,749
Total current assets	64,494,043	58,040,394
Property, plant, and equipment (UDT: $0 and $2,099,960, respectively)	59,569,202	47,635,907
Less accumulated depreciation and amortization (UDT: $0 and $(1,448,928), respectively)	(36,250,906)	(34,289,450)
Net property, plant, and equipment	23,318,296	13,346,457
Goodwill	7,038,631	6,481,037
Intangible assets, net	2,083,941	398,499
Other assets	1,682,529	1,454,867
Total assets	$98,617,440	$79,721,254
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,088,003	$3,344,480
Accrued expenses (UDT: $0 and $14,400, respectively)	7,592,842	5,540,163
Current installments of long-term debt	1,550,190	580,661
Total current liabilities	13,231,035	9,465,304
Long-term debt, excluding current installments	8,313,709	5,638,658
Deferred income taxes	1,589,654	1,292,378
Retirement and other liabilities	2,222,238	1,340,131
Total liabilities	25,356,636	17,736,471
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; 0 shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,749,913 shares in 2012 and 6,554,746 in 2011	67,499	65,547
Additional paid-in capital	19,238,934	18,185,912
Retained earnings	53,954,371	43,059,074
Total UFP Technologies, Inc. stockholders’ equity	73,260,804	61,310,533
Non-controlling interests	—	674,250
Total stockholders’ equity	73,260,804	61,984,783
Total liabilities and stockholders’ equity	$98,617,440	$79,721,254

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2012	2011	2010
Net sales	$130,961,804	$127,243,846	$120,766,450
Cost of sales	92,776,623	90,999,327	86,150,720
Gross profit	38,185,181	36,244,519	34,615,730
Selling, general, and administrative expenses	21,531,197	21,366,913	20,235,540
Gain on sales of property, plant, and equipment	(12,046)	(838,592)	(12,000)
Operating income	16,666,030	15,716,198	14,392,190
Other (expenses) income
Interest expense, net	(90,169)	(26,874)	(115,537)
Other, net	(2,058)	—	150,000
Total other (expense) income	(92,227)	(26,874)	34,463
Income before income tax provision	16,573,803	15,689,324	14,426,653
Income tax expense	5,678,506	4,905,708	5,019,136
Net income from consolidated operations	10,895,297	10,783,616	9,407,517
Net income attributable to non-controlling interests	—	(437,446)	(160,425)
Net income attributable to UFP Technologies, Inc.	$10,895,297	$10,346,170	$9,247,092

Net income per share:
Basic	$1.63	$1.60	$1.50
Diluted	$1.55	$1.48	$1.37
Weighted average common shares:
Basic	6,679,412	6,475,540	6,157,310
Diluted	7,028,469	6,999,300	6,749,062

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011, and 2010

			Additional Paid-in Capital	Retained Earnings	Non- Controlling Interests	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance at December 31, 2009	5,945,357	$59,454	$15,009,613	$23,465,812	$470,562	$39,005,441
Stock issued in lieu of compensation	10,291	103	79,145	—		79,248
Share-based compensation	108,421	1,084	962,626	—		963,710
Exercise of stock options net of shares presented for exercise	274,760	2,747	504,309	—		507,056
Net share settlement of restricted stock units and stock option tax withholding	—	—	(485,511)	—	—	(485,511)
Excess tax benefits on share-based compensation	—	—	854,015	—		854,015
Net income	—	—	—	9,247,092	160,425	9,407,517
Distribution to non-controlling interests	—	—	—	—	(105,000)	(105,000)
Balance at December 31, 2010	6,338,829	$63,388	$16,924,197	$32,712,904	$525,987	$50,226,476
Stock issued in lieu of compensation	2,735	27	54,973	—	—	55,000
Share-based compensation	69,324	693	1,087,979	—	—	1,088,672
Exercise of stock options net of shares presented for exercise	143,858	1,439	249,099	—	—	250,538
Net share settlement of restricted stock units and stock option tax withholding	—	—	(829,995)	—	—	(829,995)
Excess tax benefits on share-based compensation	—	—	699,659	—	—	699,659
Net income	—	—	—	10,346,170	437,446	10,783,616
Distribution to non-controlling interests	—	—	—	—	(289,183)	(289,183)
Balance at December 31, 2011	6,554,746	$65,547	$18,185,912	$43,059,074	$674,250	$61,984,783
Share-based compensation	62,153	622	859,783	—	—	860,405
Exercise of stock options net of shares presented for exercise	133,014	1,330	363,911	—	—	365,241
Net share settlement of restricted stock units and stock option tax withholding	—	—	(672,284)	—	—	(672,284)
Excess tax benefits on share-based compensation	—	—	831,584	—	—	831,584
Net income	—	—	—	10,895,297	—	10,895,297
Distribution to non-controlling interests	—	—		—	(674,250)	(674,250)
Investment in United Development Company Limited (Note 7)	—	—	(329,972)	—	—	(329,972)
Balance at December 31, 2012	6,749,913	$67,499	$19,238,934	$53,954,371	$—	$73,260,804

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2012	2011	2010
Cash flows from operating activities:
Net income	$10,895,297	$10,783,616	$9,407,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,928,185	2,781,002	3,152,193
Gain on sales of property, plant, and equipment	(12,046)	(838,592)	(12,000)
Share-based compensation	860,405	1,088,672	963,710
Stock issued in lieu of compensation	—	55,000	79,248
Deferred income taxes	610,066	451,702	305,830
Excess tax benefits on share-based compensation	(831,584)	(699,659)	(854,015)
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	(842,332)	(985,342)	(415,370)
Inventories	800,977	(1,714,287)	(396,819)
Prepaid expenses	(64,798)	476,426	(558,920)
Refundable income taxes	(695,055)	327,394	(1,414,026)
Accounts payable	383,440	507,018	160,922
Accrued expenses	2,143,005	(439,559)	1,380,570
Retirement and other liabilities	190,107	(12,398)	234,332
Other assets	(203,482)	(65,492)	(205,445)
Net cash provided by operating activities	16,162,185	11,715,501	11,827,727
Cash flows from investing activities:
Additions to property, plant, and equipment	(11,993,750)	(3,740,891)	(3,285,530)
Acquisition of PAC Foam net of cash acquired	(3,596,575)	—	—
Proceeds from sale of property, plant, and equipment	85,963	1,222,494	12,000
Net cash used in investing activities	(15,504,362)	(2,518,397)	(3,273,530)
Cash flows from financing activities:
Distribution to United Development Company Partners (non-controlling interest)	(1,196,223)	(289,183)	(105,000)
Excess tax benefits on share-based compensation	831,584	699,659	854,015
Proceeds from the exercise of stock options net of attestations	365,241	250,538	507,056

Principal repayment of long-term debt	(739,903)	(1,281,959)	(623,552)
Payment of statutory withholding for stock options exercised and restricted stock units vested	(672,284)	(829,995)	(485,511)
Proceeds from long-term borrowings	4,384,483	—	—
Net cash provided by (used in) financing activities	2,972,898	(1,450,940)	147,008
Net change in cash and cash equivalents	3,630,721	7,746,164	8,701,205
Cash and cash equivalents at beginning of year	29,848,798	22,102,634	13,401,429
Cash and cash equivalents at end of year	$33,479,519	$29,848,798	$22,102,634

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

December 31, 2012, and 2011

(1)                     Summary of Significant Accounting Policies

UFP Technologies, Inc. (“the Company”) is an innovative designer and custom converter of foams, plastics, and natural fiber products principally serving the medical, automotive, aerospace and defense, computer and electronics, consumer, and industrial markets. The Company was incorporated in the State of Delaware in 1993.

(a)         Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc., its wholly-owned subsidiaries, Moulded Fibre Technology, Inc., Simco Industries, Inc. and its wholly-owned subsidiary Simco Automotive Trim, Inc., and Stephenson & Lawyer, Inc. and its wholly-owned subsidiary, Patterson Properties Corporation.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

(c)          Fair Value Measurement

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

(d)         Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, and accrued taxes and other expenses are stated at carrying amounts that approximate fair value because of the short maturity of those instruments. The carrying amount of the Company’s long-term debt approximates fair value as the interest rate on the debt approximates the Company’s current incremental borrowing rate.

(e)          Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2012, and 2011, cash equivalents primarily consisted of money market accounts and certificates of deposit that are readily convertible into cash.

The Company maintains its cash in bank deposit accounts, money market funds, and certificates of deposit that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts, and does not believe it is exposed to any significant custodial credit risk on cash.  The Company’s main operating account with Bank of America exceeds federal depository insurance limit by approximately $28.7 million.

(f)            Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2012.

(g)         Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2012.

(h)         Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, if shorter.   Certain manufacturing machines that are dedicated to a specific program — where total units to be produced over the life of the program are estimable — are depreciated using the modified units of production method for financial statement purposes.

Estimated useful lives of property, plant, and equipment are as follows:

Leasehold improvements	Shorter of estimated useful life or remaining lease term
Buildings and improvements	31.5 years
Equipment	7-10 years
Furniture and fixtures	3-7 years

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

(i)            Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The Company’s reporting units include its Component Products segment, Packaging segment (excluding its Molded Fiber operation), and its Molded Fiber operation. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company assessed qualitative factors as of December 31, 2012, and determined that it was more likely than not that the fair value of both reporting units with goodwill exceeded their respective carrying amounts.  Factors considered for each reporting unit included financial performance, forecasts and trends, market cap, regulatory and environmental issues, foreign currency, market analysis, recent transactions, macro-economic conditions, industry and market considerations, raw material costs, management stability, and the degree by which the fair value of each reporting unit exceeded its carrying value in 2010 when the Company last performed Step 1 of the goodwill impairment test, which requires a comparison of each reporting unit’s fair value to its carrying value (approximately $37 million or 161% and $7 million or 190% for the Component Products and Molded

Fiber reporting units, respectively).  As a result of this assessment, Step 1 of the goodwill impairment test was not performed in 2012.

(j)            Intangible Assets

Intangible assets with an indefinite life are not amortized. Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 14 years. Indefinite-lived intangible assets are tested for impairment annually, and are tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that their carrying values may not be recoverable.

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

Share-based compensation cost that has been charged against income for stock compensation plans is as follows:

	Year Ended December 31
	2012	2011	2010
Selling, general, and administrative expenses	$860,405	$1,088,672	$963,710

The compensation expense for stock options granted during the three-year period ended December 31, 2012, was determined as the intrinsic fair market value of the options using the Black Scholes valuation model.  In prior years, the Company’s used a lattice-based option valuation model.  The assumptions are noted as follows:

	Year Ended December 31
	2012	2011	2010
Expected volatility	56.90%	54.8% to 73.3%	65.8% to 83.4%
Expected dividends	None	None	None
Risk-free interest rate	0.39%	0.9% to 2.9%	2.0% to 3.2%
Exercise price	Closing price on date of grant	Closing price on date of grant	Closing price on date of grant
Expected term	5 years	4.6 to 7.7 years (output in lattice-based model)	4.1 to 7.9 years (output in lattice-based model)

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term, and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The weighted average grant date fair value of options granted during 2012, 2011, and 2010, was $7.72, $5.75, and $3.89, respectively.

The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was approximately $270,000, $359,000, and $316,600, for the years ended December 31, 2012, 2011, and 2010, respectively.

(m)       Deferred Rent

The Company accounts for escalating rental payments on a straight-line basis over the term of the lease.

(n)         Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales. Amounts charged to customers pertaining to these costs are included in net sales.

(o)         Research and Development

On a routine basis, the Company incurs costs related to research and development activity. These costs are expensed as incurred. Approximately $1.3 million, $1.2 million, and $0.9 million, were expensed in the years ended December 31, 2012, 2011, and 2010, respectively.

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

(q)         Segments and Related Information

The Company follows the provisions of ASC 280, Segment Reporting, which establish standards for the way public business enterprises report information and operating segments in annual financial statements (see Note 19).

(2)                     Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Years Ended December 31
	2012	2011	2010
Interest	$57,669	$126,999	$127,378
Income taxes, net of refunds	$4,960,408	$3,793,454	$5,522,702

During the years ended December 31, 2012, 2011, and 2010, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling $140,467, $93,879, and $343,750, respectively.

The purchase of substantially all of the assets of Packaging Alternatives Corporation in 2012 included consideration in the form of a holdback of $600,000 and a long-term note valued at $692,000.

(3)                     Receivables and Net Sales

Receivables consist of the following:

	December 31
	2012	2011
Accounts receivable—trade	$18,330,793	$15,997,576
Less allowance for doubtful receivables	(494,891)	(378,859)
	$17,835,902	$15,618,717

Receivables are written off against these reserves in the period they are determined to be uncollectible, and payments subsequently received on previously written-off receivables are recorded as a reversal of the bad debt provision.  The Company performs credit evaluations on its customers and obtains credit insurance on a large percentage of its accounts, but does not generally require collateral.  The Company recorded a provision for doubtful accounts of $112,917 and $55,209 for the years ended December 31, 2012, and 2011, respectively.

Sales to the top customer in the Company’s Component Products segment comprised 5.7% of that segment’s total sales and 3.8% of the Company’s total sales for the year ended December 31, 2012. Sales to the top customer in the Company’s Packaging segment comprised 8.8% of that segment’s total sales and 2.9% of the Company’s total sales for the year ended December 31, 2012.

(4)                     Inventories

Inventories consist of the following:

	December 31
	2012	2011
Raw materials	$6,260,354	$5,425,773
Work in process	675,228	1,513,794
Finished goods	2,759,478	2,819,056
	$9,695,060	$9,758,623

(5)                     Other Intangible Assets

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2012, and 2011, are as follows:

	Patents	Non- Compete	Customer List	Total
Estimated useful life	14 years	5 years	5 years
Gross amount at December 31, 2012	$428,806	$512,000	$2,306,436	$3,247,242
Accumulated amortization at December 31, 2012	(428,806)	(156,500)	(577,995)	$(1,163,301)
Net balance at December 31, 2012	$—	$355,500	$1,728,441	$2,083,941

Gross amount at December 31, 2011	$428,806	$200,000	$769,436	$1,398,242
Accumulated amortization at December 31, 2011	(425,052)	(126,500)	(448,191)	$(999,743)
Net balance at December 31, 2011	$3,754	$73,500	$321,245	$398,499

Amortization expense related to intangible assets was $163,558, $195,330, and $223,908 for the years ended December 31, 2012, 2011, and 2010, respectively. Future amortization for the years ending December 31 will be approximately:

2013	529,604
2014	444,937
2015	369,800
2016	369,800
2017	369,800
Total:	$2,083,941

(6)                     Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

	December 31
	2012	2011
Land and improvements	$839,906	$839,906
Buildings and improvements	8,772,943	6,959,641
Leasehold improvements	3,857,155	3,071,096
Equipment	39,045,723	32,612,522
Furniture, computer equipment and software	4,202,679	2,540,055
Construction in progress—equipment	2,850,796	1,612,687
	$59,569,202	$47,635,907

Depreciation and amortization expense for the years ended December 31, 2012, 2011, and 2010, was $2,764,627, $2,585,672, and $2,928,285, respectively.

(7)                     Investment in and Advances to Affiliated Partnership

In prior periods the Company had a 26.32% ownership interest in a realty limited partnership, United Development Company Limited (“UDT”).  The Company had consolidated the financial statements of UDT for prior periods because it determined that UDT was a Variable Interest Entity (“VIE”) of which the Company was the primary beneficiary.  On February 29, 2012, the Company purchased the manufacturing building that it leased from UDT for $1,350,000.  Since this transaction took place among commonly controlled companies, the building was recorded by the Company at UDT’s carrying value.

Subsequently, UDT was dissolved and its assets were distributed.  Thus, in effect, the Company has acquired the remaining 73.68% ownership interest in UDT, eliminating the VIE.  The non-controlling interests’ portion of the excess of the amount paid for the building over UDT’s carrying value, totaling $329,972, which is net of the tax effect of the difference in the Company’s book basis versus tax basis in the acquired building attributable to the non-controlling interest,  has been recorded in stockholders’ equity as a reduction to additional paid-in capital.  The transaction did not impact the consolidated results of operations.

Included in the consolidated balance sheet as of December 31, 2011, are the following amounts related to UDT:

	December 31
	2012	2011
Cash	$—	$278,475
Net property, plant, and equipment	—	651,032
Accrued expenses	—	14,400
Current and long-term debt	—	—

(8)                     Indebtedness

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA. The facility is comprised of: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight-line amortization; (iii) a mortgage loan of $1.8 million with a 20 year straight-line amortization; and (iv) a mortgage loan of $4.0 million with a 20-year straight-line amortization. Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels. Therefore, the entire $17 million may not be available to the Company. As of December 31, 2012, the Company had no borrowings outstanding and availability of approximately $16.9 million based upon collateral levels in place as of that date. The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan. Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant, which the Company was in compliance with as of December 31, 2012. The Company’s $17 million revolving credit facility matures November 30, 2013.  The Company anticipates negotiating an extension of this facility.  The Company cannot assure that such an extension will be completed on favorable terms or on a timely basis, if at all; the term loans are all due on January 29, 2016. At December 31, 2012, the interest rate on these facilities was 1.2%, and there were no borrowings outstanding on the line of credit.

On October 11, 2012, the Company entered into a loan agreement to finance the purchase of two new molded fiber machines.  One of the machines is presently operational.  The value of the loan is approximately $5 million.  The annual interest rate is fixed at 1.83%.  As of December 31, 2012, approximately $4.4 million had been advanced on the loan and the outstanding balance is approximately $4.2 million.  The loan will be repaid over a five-year term.  The loan is secured by the related molded fiber machines.

Long-term debt consists of the following:

	December 31
	2012	2011
Mortgage notes	$4,725,516	$5,017,817
Note payable	913,142	1,201,502
Equipment loan	4,225,241	—
Total long-term debt	9,863,899	6,219,319
Current installments	(1,550,190)	(580,661)
Long-term debt, excluding current installments	$8,313,709	$5,638,658

Aggregate maturities of long-term debt are as follows:

Year ending December 31:
2013	$1,550,190
2014	1,568,334
2015	1,586,815
2016	4,921,605
2017	236,955
$9,863,899

(9)                     Accrued Expenses

Accrued expenses consist of the following:

	December 31
	2012	2011
Compensation	$2,890,040	$2,221,730
Benefits / self-insurance reserve	626,020	621,931
Paid time off	869,020	841,357
Commissions payable	355,212	393,028
Unrecognized tax benefits (see Note 10)	290,000	320,000
PAC Foam purchase hold-back	600,000	—
Other	1,962,550	1,142,117
	$7,592,842	$5,540,163

(10)             Income Taxes

The Company’s income tax provision (benefit) for the years ended December 31, 2012, 2011, and 2010, consists of the following:

	Years Ended December 31
	2012	2011	2010
Current:
Federal	$4,301,000	$3,752,000	$4,259,000
State	768,000	702,000	454,000
	5,069,000	4,454,000	4,713,000
Deferred:
Federal	699,000	396,000	191,000
State	(89,000)	56,000	115,000
	610,000	452,000	306,000
Total income tax provision	$5,679,000	$4,906,000	$5,019,000

At December 31, 2012, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.3 million, which are available to offset future taxable income and expire during the federal tax years ending December 31, 2019, through 2024. The future benefit of the federal net operating loss carryforwards will be limited to approximately $300,000 per year in accordance with Section 382 of the Internal Revenue Code.

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	December 31
	2012	2011
Current deferred tax assets:
Reserves	$383,000	$377,000
Inventory capitalization	205,000	230,000
Compensation programs	245,000	262,000
Retirement liability	55,000	72,000
Equity-based compensation	228,000	228,000
Total current deferred tax assets	$1,116,000	$1,169,000

Long-term deferred tax assets / (liabilities):
Excess of book over tax basis of fixed assets	$(1,688,000)	$(1,421,000)
Goodwill	(751,000)	(691,000)
Intangible assets	(69,000)	(146,000)
Total long-term deferred tax liabilities	(2,508,000)	(2,258,000)
Net operating loss carryforwards	443,000	544,000
Deferred rent	67,000	64,000
Compensation programs	408,000	358,000
Total long-term deferred tax assets	918,000	966,000
Net long-term deferred tax liabilities	$(1,590,000)	$(1,292,000)

The amounts recorded as deferred tax assets as of December 31, 2012, and 2011, represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company has total deferred tax assets of $2,034,000 at December 31, 2012, that it believes are more likely than not to be realized in the carryforward period. Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:

	Years Ended December 31
	2012	2011	2010
Computed “expected” tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	2.7	3.4	2.0
Meals and entertainment	0.1	0.1	0.1
R&D credits	(0.1)	(0.4)	(0.3)
Domestic production deduction	(2.5)	(2.8)	(1.8)
Non-deductible ISO stock option expense	0.1	0.1	0.1
Unrecognized tax benefits	(0.2)	(2.4)	1.0
Income of non-controlling interests	—	(1.0)	(0.4)
Other	0.2	0.3	0.1
Effective tax rate	34.3%	31.3%	34.8%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company has not been audited by any state for income taxes with the exception of returns filed in Michigan which have been audited through 2004, and income tax returns filed in Massachusetts for 2005 and 2006, and Florida for 2007, 2008, and 2009 (which are currently being audited). The Company’s federal tax return for 2008 has been audited.  Federal and state tax returns for the years 2009 through 2011 remain open to examination by the IRS and various state jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) resulting from uncertain tax positions is as follows:

	Federal and State Tax
	2012	2011
Gross UTB balance at beginning of fiscal year	$320,000	$685,000
Increases for tax positions of prior years	—	40,000
Reductions for tax positions of prior years	(30,000)	(405,000)
Gross UTB balance at December 31	$290,000	$320,000

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2012, and 2011, are $290,000 and $320,000, respectively, for each year.

At December 31, 2012, and 2011, there was no accrued interest or penalties on uncertain tax positions.

At December 31, 2012, approximately $265,000 of the unrecognized tax benefits relate to tax returns of a specific state jurisdiction that are currently under examination. Accordingly, the Company expects a reduction of this amount during 2013, since the Company expects to resolve this examination in 2013..

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

	Years Ended December 31
	2012	2011	2010

Basic weighted average common shares outstanding during the year	6,679,412	6,475,540	6,157,310
Weighted average common equivalent shares due to stock options and restricted stock units	349,057	523,760	591,752
Diluted weighted average common shares outstanding during the year	7,028,469	6,999,300	6,749,062

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the years ended December 31, 2012, 2011, and 2010, the number of stock awards excluded from the computation was 17,770, 23,205, and 101,769, respectively.

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

Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule. At December 31, 2012, there were 220,000 options outstanding under the Employee Stock Option Plan. The plan expired on April 12, 2010.

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

Through December 31, 2012, 1,024,143 shares of common stock have been issued under the 2003 Incentive Plan, none of which have been restricted. An additional 108,866 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies. The Company has also granted awards in the form of stock options under this Plan. Through December 31, 2012, 60,000 options have been granted and 30,000 options are outstanding.  At December 31, 2012, 1,068,241 shares or options are available for future issuance in the 2003 Incentive Plan.

Director Plan

Effective July 15, 1998, the Company adopted the 1998 Director Plan.  The Plan was amended and renamed, on June 3, 2009, the 2009 Non-Employee Director Stock Incentive Plan.  The Plan, as amended, provides for the issuance of stock options and other equity-based securities up to 975,000 shares.  At December 31, 2012, there were 243,888 options outstanding, and 3,682 shares of common stock were issued in the year ended December 31, 2012,  209,784 shares remained available to be issued under the Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding December 31, 2011	638,521	$4.98
Granted	7,770	16.32
Exercised	(141,153)	3.58
Cancelled or expired	(11,250)	9.09
Outstanding December 31, 2012	493,888	$5.47	$6,149,167
Exercisable at December 31, 2012	461,388	$5.10	$5,913,492
Vested and expected to vest at December 31, 2012	493,888	$5.47	$6,149,167

During the years ended December 31, 2012, 2011, and 2010, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was $2,039,642, $2,204,962, and $2,711,864, respectively, and the total amount of consideration received from the exercise of these options was $505,708, $344,417, and $850,806, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the year ended December 31, 2012, 22,161 shares were surrendered at a market price of $18.01.  During the years ended December 31, 2011, and 2010, 20,492 shares were surrendered at a market price of $17.64 and 62,202 shares were surrendered at a market price of $10.42, respectively.

During the years ended December 31, 2012, 2011, and 2010, the Company recognized compensation expense related to stock options granted to directors and employees of $132,774, $141,499, and $213,716, respectively.

On February 17, 2012, the Company’s Compensation Committee approved an award of $300,000 payable in shares of the Company’s common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Equity Incentive Plan. The shares were issued on December 27, 2012. The Company has recorded compensation expense of $300,000 for the year ended December 31, 2012. Stock compensation expense of $423,250 and $192,500 were recorded in 2011 and 2010, respectively, for similar awards.

On June 14, 2012, the Company issued 3,672 shares of unrestricted common stock to the non-employee members of the Company’s Board of Directors as part of their annual retainer for serving on the Board.  Based upon the closing price of $16.32 on June 14, 2012, the Company recorded compensation expense of $60,000 associated with the stock issuance for the year ended December 31, 2012. The Company recorded compensation expense of $60,000 in 2011 for a similar award.

It has been the Company’s practice to allow executive officers to take a portion of their earned bonuses in the form of the Company’s common stock. The value of the stock received by executive officers, measured at the closing price of the stock on the date of grant, was $0, $55,000, and $79,248, respectively, for the years ended December 31, 2012, 2011, and 2010.

The Company grants RSUs to its executive officers. The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company. Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s closing stock price, and is charged to expense ratably during the service period. No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested. The following table summarizes information about stock unit award activity during the year ended December 31, 2012:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2011	176,209	$6.98
Awarded	13,553	15.62
Shares distributed	(80,896)	5.96
Forfeited / Cancelled	—	—
Outstanding at December 31, 2012	108,866	$8.77

The Company recorded $367,631, $463,923, and $557,494, in compensation expense related to these RSUs during the years ended December 31, 2012, 2011, and 2010, respectively.

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the year ended December 31, 2012, 25,684 shares were redeemed for this purpose at a market price of $16.10. During the years ended December 31, 2011, and 2010,  30,920, and 19,579 shares were redeemed for this purpose at a market price of $18.19 and $9.25, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2012, vest:

	Options	Common Stock	Restricted Stock Units	Total
2013	$70,080	$—	$272,225	$342,305
2014	43,892	—	129,380	173,272
2015	12,962	—	61,466	74,428
2016	—	—	6,818	6,818
Total	$126,934	$—	$469,889	$596,823

Tax benefits totaling $831,584, $699,659, and $854,015, were recognized as additional paid-in capital during the years ended December 31, 2012, 2011, and 2010, respectively, since the Company’s tax deductions exceeded the share-based compensation charge recognized for stock options exercised and RSUs vested.

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

(14)              Supplemental Retirement Benefits

The Company provides discretionary supplemental retirement benefits for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment. The Company recorded an expense of approximately $32,000, $6,000, and $30,000 for the years ended December 31, 2012, 2011, and 2010, respectively. The present value of the supplemental retirement obligation has been calculated using an 8.5% discount rate, and is included in retirement and other liabilities. Total projected future cash payments for the years ending December 31, 2013 through 2017, are approximately $75,000, $45,833, $25,000, $25,000, and $25,000, respectively, and approximately $50,000 thereafter.

(15)              Commitments and Contingencies

(a)         Leases — The Company has operating leases for certain facilities that expire through 2018. Certain of the leases contain escalation clauses that require payments of additional rent, as well as increases in related operating costs.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2012, are as follows:

Years Ending December 31:	Operating Leases
2013	$2,016,705
2014	1,758,358
2015	1,199,846
2016	1,188,238
2017 and thereafter	876,260
Total minimum lease payments	$7,039,407

Rent expense amounted to approximately $2,354,000, $2,305,000, and $2,616,000 in 2012, 2011, and 2010, respectively.

(b)         Legal —  The Company is a defendant in various administrative proceedings that are being handled in the ordinary course of business.  In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(16)              Employee Benefit Plans

The Company maintains a profit sharing plan for eligible employees. Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals, as well as discretionary amounts determined by the Board of Directors, and amounted to approximately $727,000, $715,000, and $785,000 in 2012, 2011, and 2010, respectively.

The Company has a partially self-insured health insurance program that covers all eligible participating employees. The maximum liability is limited by a stop loss of $150,000 per insured person, along with an aggregate stop loss determined by the number of participants.

The Company has an Executive, Non-qualified “Excess” Plan (“the Plan”), which is a deferred compensation plan available to certain executives. The Plan permits participants to defer receipt of part of their current compensation to a later date as part of their personal retirement or financial planning. Participants have an unsecured contractual commitment from the Company to pay amounts due under the Plan. There is currently no security mechanism to ensure that the Company will pay these obligations in the future.

The compensation withheld from Plan participants, together with gains or losses determined by the participants deferral elections.is reflected as a deferred compensation obligation to participants, and is classified within retirement and other liabilities in the accompanying balance sheets. At December 31, 2012, and 2011, the balance of the deferred compensation liability totaled approximately $1.4 million and $1.1 million, respectively. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are reported within other assets in the accompanying balance sheets, and are accounted for based on the underlying cash surrender values of the policies, and totaled approximately $1.4 million and $1.1 million as of December 31, 2012, and 2011, respectively.

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

The Company has no assets and liabilities that are measured at fair value on a recurring basis.

(18)              Acquisitions

On December 31, 2012, the Company acquired substantially all of the assets of Packaging Alternatives Corporation (“PAC”), a Costa Mesa, California-based foam fabricator, for $5.7 million.  PAC specialized in the fabrication of technical urethane foams primarily for the medical industry.  This acquisition brings to the Company further access and expertise in fabricating technical urethane foams, a more significant presence on the west coast and a seasoned management team.  The Company has leased the former PAC facility for a period of two years.

The following table summarizes the consideration paid and the acquisition date fair value of the assets acquired and liabilities assumed relating to each transaction:

PAC
31-Dec-2012
Consideration
Cash	$4,400,000
Purchase holdback	600,000
Contingent note payable, at present value	692,000
Fair value of total consideration transferred	$5,692,000
Acquisition costs (professional fees) included in SG&A	$57,000
Recognized amounts of identifiable assets acquired:
Cash	$803,425
Accounts receivable	1,374,853
Inventory	737,414
Other assets	54,422
Fixed assets	816,633
Non-compete	312,000
Customer list	1,537,000
Goodwill	557,594
Total identifiable net assets	6,193,341
Accounts payable	(312,207)
Accrued Expenses	(189,134)
Net assets acquired	$5,692,000

With respect to the acquisition of selected assets of PAC, the Company acquired gross accounts receivable of $1,404,853, of which it deemed $30,000 to be uncollectible.  It therefore recorded the accounts receivable at its fair market value of $1,374,853.  With respect to the non-compete and customer list intangible assets acquired from PAC, the weighted average amortization period is five years.  No residual balance is anticipated for any of the intangible assets.

Consideration for the net assets acquired includes a note payable to the Sellers in the amount of $800,000.  The note is to be paid two years from the acquisition date, contingent upon the Company’s ability to retain PAC’s largest customer through this date.  The note has been discounted to reflect imputed interest at 2% and a probability of payment of 90%.

The goodwill recorded of $533,000 will be reflected as goodwill in the Company’s Component Products segment.  This amount approximates the amount of goodwill the Company expects to deduct for tax purposes.  The goodwill reflects the excess of consideration to be paid over the fair value of the net assets acquired, and represents the value of the workforce as well as synergies expected to be realized.

The following table contains an unaudited pro forma condensed consolidated statement of operations for the years ended December 31, 2012, and 2011, as if the PAC acquisition had occurred at the beginning of 2011:

	Years Ended December 31
	2012	2011
	(Unaudited)	(Unaudited)
Sales	$141,273,675	$137,616,612
Net income	11,558,968	10,947,772
Earnings Per Share:
Basic	$1.73	$1.69
Diluted	1.64	1.56

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the PAC acquisition occurred as presented.  In addition, future results may vary significantly from the results reflected in such pro forma information.

(19)              Segment Data

The Company is organized based on the nature of the products and services that it offers. Under this structure, the Company produces products and our chief operating decision maker analyzes the Company within two distinct segments: Component Products and Packaging. Within the Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics, and pulp fiber to provide customers with cushion packaging for their products. Within the Component Products segment, the Company primarily uses cross-linked polyethylene foam to provide customers in the automotive, athletic, leisure, and health and beauty industries with engineered products for numerous purposes.

The accounting policies of the segments are the same as those described in Note 1. Income taxes and interest expense have been allocated based on operating results for each segment.

Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. The totals of the reportable segments’ revenues, net profits, and assets agree with the Company’s consolidated amounts contained in the audited financial statements. Revenues from customers outside of the United States are not material.

Sales to the top customer in the Company’s Component Products segment comprises 5.7% of that segment’s total sales and 3.8% of the Company’s total sales for the year ended December 31, 2012. Sales to the top customer in the Company’s Packaging segment comprise 8.8% of that segment’s total sales and 2.9% of the Company’s total sales for the year ended December 31, 2012.

The results for the Packaging segment include the operations of United Development Company Limited for the years ended 2011 and 2010.

The Company presents cash and cash equivalents as unallocated assets.

Financial statement information by reportable segment is as follows:

2012	Component Products	Packaging	Unallocated Assets	Total
Sales	$88,170,690	$42,791,114	$—	$130,961,804
Operating income	13,585,639	3,080,391	—	16,666,030
Total assets	34,502,008	30,635,913	33,479,519	98,617,440
Depreciation / Amortization	1,347,945	1,580,240	—	2,928,185
Capital expenditures	2,511,108	9,482,642	—	11,993,750
Interest expense, net	(40,476)	(49,693)	—	(90,169)
Goodwill	5,020,840	2,017,791	—	7,038,631

2011	Component Products	Packaging	Unallocated Assets	Total
Sales	$84,652,237	$42,591,609	$—	$127,243,846
Operating income	13,036,101	2,680,097	—	15,716,198
Total assets	27,169,529	22,702,927	29,848,798	79,721,254
Depreciation / Amortization	1,544,377	1,236,625	—	2,781,002
Capital expenditures	1,029,046	2,711,845	—	3,740,891
Interest expense, net	(14,640)	(12,234)	—	(26,874)
Goodwill	4,463,246	2,017,791	—	6,481,037

2010	Component Products	Packaging	Unallocated Assets	Total
Sales	$80,373,062	$40,393,388	$—	$120,766,450
Operating income	11,104,306	3,287,884	—	14,392,190
Total assets	26,579,654	20,795,613	22,102,634	69,477,901
Depreciation / Amortization	1,802,085	1,350,108	—	3,152,193
Capital expenditures	1,814,874	1,470,656	—	3,285,530
Interest expense, net	(61,668)	(53,869)	—	(115,537)
Goodwill	4,463,246	2,017,791	—	6,481,037

(20)              Building Sale

On January 13, 2011, United Development Company Limited (“UDT”) sold its Alabama facility (Packaging segment) for $1,250,000. The net book value of the asset at December 31, 2010, was approximately $384,000.  Selling expenses of approximately $38,000 were incurred.

(21)              Quarterly Financial Information (unaudited)

Year Ended December 31, 2012	Q1	Q2	Q3	Q4
Net sales	$31,952,223	$33,672,605	$31,966,826	$33,370,150
Gross profit	9,201,362	9,690,555	9,225,882	10,067,382
Net income attributable to UFP Technologies, Inc.	2,348,734	2,747,066	2,596,273	3,203,224
Basic net income per share	0.36	0.41	0.39	0.48
Diluted net income per share	0.33	0.39	0.37	0.45

Year Ended December 31, 2011	Q1	Q2	Q3	Q4
Net sales	$31,503,588	$33,500,994	$30,761,959	$31,477,305
Gross profit	8,801,548	10,003,484	8,484,298	8,955,189
Net income attributable to UFP Technologies, Inc.	2,204,883	2,701,792	2,435,188	3,004,307
Basic net income per share	0.34	0.42	0.37	0.46
Diluted net income per share	0.32	0.39	0.35	0.43

(22)              Plant Consolidation

On September 18, 2012, the Company committed to move forward with a plan to close its Ventura (California) facility, and consolidate operations into its Rancho Dominguez (California) and El Paso (Texas) facilities.  The Company incurred restructuring charges of approximately $400,000 in one-time, pre-tax expenses all of which was paid in the fourth quarter of 2012, and committed to invest approximately $150,000 in building improvements.

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2012, 2011, and 2010

Accounts receivable, allowance for doubtful accounts:

	2012	2011	2010
Balance at beginning of year	$378,859	$342,682	$473,912
Provision (Recoveries) credited to expense	112,917	55,209	8,466
Recoveries, net of write-offs	3,115	(19,032)	(139,696)
Balance at end of year	$494,891	$378,859	$342,682