Form 10-Q
period 2013-03-31
UFP TECHNOLOGIES INC
filed 2013-05-10
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2013

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

6,796,959 shares of registrant’s Common Stock, $.01 par value, were outstanding as of May 2, 2013.

UFP Technologies, Inc.

PART I:                                             FINANCIAL INFORMATION

ITEM 1:                                           FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	31-Mar-13	31-Dec-12
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,941,697	$33,479,519
Receivables, net	18,514,136	17,835,902
Inventories	10,530,625	9,695,060
Prepaid expenses	1,540,282	653,916
Refundable income taxes	936,908	1,713,687
Deferred income taxes	1,120,865	1,115,959
Total current assets	64,584,513	64,494,043
Property, plant, and equipment	60,820,860	59,569,202
Less accumulated depreciation and amortization	(37,090,839)	(36,250,906)
Net property, plant, and equipment	23,730,021	23,318,296
Goodwill	7,038,631	7,038,631
Intangible assets, net	1,950,288	2,083,941
Other assets	1,764,512	1,682,529
Total assets	$99,067,965	$98,617,440
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	4,684,644	$4,088,003
Accrued expenses	5,362,025	7,592,842
Current installments of long-term debt	1,543,773	1,550,190
Total current liabilities	11,590,442	13,231,035
Long-term debt, excluding current installments	8,514,314	8,313,709
Deferred income taxes	1,591,004	1,589,654
Retirement and other liabilities	2,297,006	2,222,238
Total liabilities	23,992,766	25,356,636
Commitments and contingencies Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,796,959 at March 31, 2013, and 6,749,913 at December 31, 2012	67,970	67,499
Additional paid-in capital	19,022,615	19,238,934
Retained earnings	55,984,614	53,954,371
Total UFP Technologies, Inc. stockholders’ equity	75,075,199	73,260,804
Total liabilities and stockholders’ equity	$99,067,965	$98,617,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	31-Mar-2013	31-Mar-2012
Net sales	$33,697,014	$31,952,223
Cost of sales	24,794,808	22,750,861
Gross profit	8,902,206	9,201,362
Selling, general & administrative expenses	5,945,949	5,518,525
Gain on sale of fixed assets	—	(5,463)
Operating income	2,956,257	3,688,300
Interest expense, net	40,500	15,508
Other income (expenses)	—	2,058
Income before income tax expense	2,915,757	3,670,734
Income tax expense	885,514	1,322,000
Net income	2,030,243	2,348,734
Net income per share
Basic	$0.30	$0.36
Diluted	$0.29	$0.33
Weighted average common shares outstanding:
Basic	6,768,408	6,588,367
Diluted	7,087,637	7,030,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	31-Mar-2013	31-Mar-2012
Cash flows from operating activities:
Net income	$2,030,243	$2,348,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	973,586	681,449
Gain on sale of fixed assets	—	(5,463)
Share-based compensation	179,340	186,901
Excess tax benefit on share-based compensation	—	(276,596)
Deferred income taxes	(3,556)	58,450
Changes in operating assets and liabilities:
Receivables, net	(678,234)	(769,707)
Inventories	(835,565)	(307,718)
Taxes receivable	776,779	676,618
Prepaid expenses	(886,366)	(391,291)
Accounts payable	596,641	611,358
Accrued taxes and other expenses	(2,030,816)	(820,443)
Retirement and other liabilities	74,768	205,323
Other assets	(81,983)	(541,299)
Net cash provided by operating activities	114,837	1,656,316
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,251,658)	(2,309,282)
Holdback payment related to the acquisition of PAC Foam	(200,000)	—
Proceeds from sale of fixed assets	—	5,463
Redemption of cash value life insurance	—	131,621
Net cash used in investing activities	(1,451,658)	(2,172,198)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	579,650	—
Principal repayments of long-term debt	(385,462)	(145,165)
Proceeds from exercise of stock options, net of attestation	30,975	34,088
Excess tax benefit on share-based compensation	—	276,596
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(426,164)	(672,284)
Distribution to United Development Company Limited (non-controlling interests)	—	(1,209,732)
Net cash used in financing activities	(201,001)	(1,716,497)
Net decrease in cash and cash equivalents	(1,537,822)	(2,232,379)
Cash and cash equivalents at beginning of period	33,479,519	29,848,798
Cash and cash equivalents at end of period	$31,941,697	$27,616,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO INTERIM

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)                   Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of income for the three-month period ended March 31, 2013, and the condensed consolidated statements of cash flows for the three-month period ended March 31, 2013, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three-month period ended March 31, 2013, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013.

(2)                   Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Three Months Ended
	31-Mar-13	31-Mar-12
Interest	$39,358	$23,008
Income taxes, net of refunds	$114,759	$242,336

During the three-month periods ended March 31, 2013, and 2012, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling $0 and $46,620, respectively.

(3)                   Fair Value Accounting

The Company has other financial instruments, such as accounts receivable, accounts payable, and accrued expenses, which are stated at carrying amounts that approximate fair value because of the short maturity of those instruments.  The carrying amount of the Company’s long-term debt approximates fair value as the interest rate on the debt approximates the estimated borrowing rate currently available to the Company.

(4)                   Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the calculated fair value of the award and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

The Company issues share-based payments through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2012.  The compensation cost charged against income for those plans is as follows:

	Three Months Ended
	31-Mar-2013	31-Mar-2012
Cost of sales	$—	$—
Selling, general & administrative expense	179,340	186,901
Total share-based compensation expense	$179,340	$186,901

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $55,000 for each of the three-month periods ended March 31, 2013, and 2012.

The following is a summary of stock option activity under all plans for the three-month period ended March 31, 2013:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	493,888	$5.47
Granted	60,000	18.85
Exercised	(7,500)	4.13
Cancelled or expired	—	—
Outstanding at March 31, 2013	546,388	6.96	$6,225,706
Options exercisable at March 31, 2013	470,138	5.28	$6,116,693
Vested and expected to vest at March 31, 2013	546,388	6.96	$6,225,706

On March 31, 2013, the Company granted to certain employees options for the purchase of 60,000 shares of its common stock at that day’s closing price of $18.85.  The compensation expense was determined as the fair value of the options using the Black Scholes option pricing model based on the following assumptions:

Expected volatility	40.0%
Expected dividends	none
Risk free interest rate	0.4%
Expected term	3.8 years

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term, and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The weighted average grant date fair value of options granted during the three-month period ended March 31, 2013, was $5.77.

During the three-month periods ended March 31, 2013, and 2012, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was $114,477 and $2,028,138, respectively, and the total amount of consideration received from the exercised options was $30,975, and $80,708, respectively.

During the three-month periods ended March 31, 2013, and 2012, the Company recognized compensation expenses related to stock options granted to directors and employees of $25,396 and $18,186, respectively.

On February 18, 2013, the Company’s Compensation Committee approved the award of $400,000 payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2013.  The Company recorded compensation expense associated with the award of $100,000 during the three-month period ended March 31, 2013.  In the three-month period ended March 31, 2012, the Company recorded $75,000 of compensation expense for a similar award.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the three-month period ended March 31, 2013:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Unvested at December 31, 2012	108,866	$8.77
Awarded	10,600	19.97
Shares vested	(61,635)	6.67
Forfeited / cancelled	(5,679)	16.17
Unvested at March 31, 2013	52,152	$13.59

During the three-month periods ended March 31, 2013, and 2012, the Company recorded compensation expense related to RSUs of $53,944 and $93,715, respectively.

At its discretion, the Company allows option and RSU holders to surrender previously owned common stock in lieu of paying the minimum statutory withholding taxes due upon the exercise of options or the vesting of RSUs.  During the three-month periods ended March 31, 2013, and 2012, 22,089 and 39,707 shares were surrendered at an average market price of $19.29 and $16.93, respectively.

March 31, 2013, unrecognized compensation expense of $1,278,676 is expected to be recognized over a weighted average period of 1.6 years.

(5)                   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following at the stated dates:

	31-Mar-2013	31-Dec-2012
Raw materials	$6,662,512	$6,260,354
Work in process	882,020	675,228
Finished goods	2,986,093	2,759,478
Total inventory	$10,530,625	$9,695,060

(6)                   Preferred Stock

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

(7)                   Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding.  Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following:

	Three Months Ended
	31-Mar-2013	31-Mar-2012
Weighted average common shares outstanding, basic	6,768,408	6,588,367
Weighted average common equivalent shares due to stock options and RSUs	319,229	441,830
Weighted average common shares outstanding, diluted	7,087,637	7,030,197

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would have been antidilutive.  For the three-month periods ended March 31, 2013, and 2012, the number of stock awards excluded from the computation was 64,337 and 10,000, respectively.

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

The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segments based on operating income.

Inter-segment transactions are uncommon and not material.  Therefore, they have not been reflected separately in the financial table below.  Revenues from customers outside of the United States are not material.  No customer comprised more than 5% of the Company’s consolidated revenues for the three-month period ended March 31, 2013.  All of the Company’s assets are located in the United States.  Unallocated assets consists of the Company’s cash balance.

	Three Months Ended 3/31/13				Three Months Ended 3/31/12
	Engineered Packaging $	Component Products $	Unallocated Assets $	Total UFPT $	Engineered Packaging $	Component Products $	Unallocated Assets $	Total UFPT $
Net sales	10,865,306	22,831,708	—	33,697,014	9,617,822	22,334,401	—	31,952,223
Operating income	193,631	2,762,626	—	2,956,257	454,656	3,233,644	—	3,688,300
Depreciation / amortization	645,748	327,838	—	973,586	328,645	352,804	—	681,449
Capital expenditures	500,014	751,644	—	1,251,658	1,835,570	473,712	—	2,309,282
Total assets	34,448,170	32,678,098	31,941,697	99,067,965	22,038,608	30,690,457	27,616,419	80,345,484

(9)                     Other Intangible Assets

The carrying values of the company’s definite lived intangible assets as of March 31, 2013, and December 31, 2012, are as follows:

	Patents	Non-compete	Customer list	Total
Estimated useful life	14 years	5 yeats	5 years
Gross amount at March 31, 2013	428,806	512,000	2,306,436	3,247,242
Accumulated amortization at March 31, 2013	(428,806)	(180,701)	(687,447)	(1,296,954)
Net balance at March 31, 2013	—	331,299	1,618,989	1,950,288
Gross amount at December 31, 2012	428,806	512,000	2,306,436	3,247,242
Accumulated amortization at December 31, 2012	(428,806)	(156,500)	(577,995)	(1,163,301)
Net balance at December 31, 2012	—	355,500	1,728,441	2,083,941

Amortization expense related to intangible assets was $133,653 and $39,951 for the three-month periods ended March 31, 2013, and 2012, respectively.  Future amortization will be:

Remainder of:
2013	$395,951
2014	444,937
2015	369,800
2016	369,800
2017	369,800
Total	$1,950,288

(10)              Income Taxes

The income tax expense included in the accompanying unaudited consolidated statements of income principally relates to the Company’s proportionate share of the pre-tax income of its majority-owned subsidiaries.  The determination of income tax expense for interim reporting purposes is based upon the estimated effective tax rate for the year adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

The Company recorded a tax expense of approximately 30.4% of income before income tax expense for the three month period ended March 31, 2013, compared to a tax expense of approximately 36% for the comparable three-month period in 2012.  The effective tax rate for the quarter ended March 31, 2013 includes a discrete event for a retroactive application for a 2012 research and development credit. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013. The provisions under this law are to be applied retroactively to January 1, 2012. As a result of the law being signed on January 1, 2013, the financial impact of the retroactive provision was recorded as a discrete event in the first quarter of 2013. The Company recorded a reduction to tax expense in the first quarter of 2013 by $135,000. Excluding this discrete event, the effective tax rate for the quarter ended March 31, 2013 was 35%.

(11)              Acquisition

On December 31, 2012, the Company acquired substantially all of the assets of Packaging Alternatives Corporation (“PAC”), a Costa Mesa, California-based, foam fabricator for $5.7 million.  The Consolidated Statement of Income for the three-month period ended March 31, 2013, include the following results for PAC:

Sales	$2,681,704
Operating Income	$66,546

ITEM 2:                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “plan,” “estimate,” and other expressions, which are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements.  Examples of forward-looking statements included in this report include, without limitation, statements regarding the anticipated financial performance and/or future business prospects of the Company, anticipated trends in the different markets in which the Company competes, including the molded fiber, medical and military markets, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product line, expectations regarding the manufacturing capacity of the Company’s new production equipment, anticipated advantages relating to the Company’s decision to cease operations at its Ventura, California plant and to consolidate manufacturing in other facilities, expected methods of growth for the Company, and the overall economy.

Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements.  Other examples of these risks, uncertainties, and other factors include, without limitation, the following: economic conditions that affect sales of the products of the Company’s customers, risks associated with the identification of suitable acquisition candidates and the successful, efficient execution and integration of such acquisitions, the implementation of new production equipment in a timely, cost-efficient manner, risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity, actions by the Company’s competitors, and the ability of the Company to respond to such actions, the ability of the Company to obtain new customers, the ability of the Company to offset lost revenues, evolving customer requirements, difficulties associated with the roll-out of new products, decisions by customers to cancel or defer orders for the Company’s products that previously had been accepted, risks and uncertainties associated with plant closures and expected efficiencies from consolidating manufacturing, risks associated with the internal reorganization of our sales and engineering groups, the costs of compliance with the requirements of Sarbanes-Oxley, and general economic and industry conditions and other factors.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  All of the forward-looking statements are qualified in their entirety by reference to the risk factors and other disclaimers described in the Company’s filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Using foams, plastics, composites and natural fiber materials, UFP Technologies designs and manufactures a vast range of solutions primarily for the medical, automotive, aerospace and defense, and packaging markets.

Sales to the automotive industry started slowly in 2013 due to temporary holiday plant shutdowns at certain UFP customers.  This sales decline, coupled with anticipated soft demand in the aerospace and defense market due to cuts in government spending, offset strong sales to the medical market.  Sales for the three-month period ended March 31, 2013 increased 5.5% over the comparable period in 2012.  However, excluding the sales of the newly acquired PAC operations in Costa Mesa, California, sales decreased 2.9%.  The impact of this, coupled with approximately $150,000 in one-time costs incurred in integrating the PAC operations and absorbing the beauty business in El Paso, Texas, caused a 13.5% reduction in net income for the first quarter of 2013, compared to the first quarter of 2012.  The Company considers the acquisition of PAC and the closure of its Ventura plant and movement of its business to other UFP plants as key strategic investments that it expects to benefit future periods.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Details regarding the Company’s segment results of operations are described in Note 8 to the consolidated financial statements included in Item 1 of this Form 10-Q.

Sales

Sales for the three-month period ended March 31, 2013, increased approximately 5.5% to $33.7 million from sales of $32.0 million for the same period in 2012.  Sales for the first quarter at the Company’s newly acquired operations in Costa Mesa, CA were approximately $2.7 million.  Absent these sales the Company’s sales declined 2.9% for the quarter.  The increase in sales for the three-month period ended March 31, 2013, is primarily due to increased sales to the medical industry of approximately $3.4 million (Component Products segment), mostly due to sales at PAC, largely offset by declines in sales to the automotive market (Component Products segment) and aerospace and defense (both the Component Products and Packaging segments) of approximately $1.1 million and $525,000, respectively.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 26.4% for the three-month period ended March 31, 2013, from 28.8% in the same period in 2012.  The decrease in gross margin for the three-month period ended March 31, 2013, is primarily due to higher material content on sales of product from the newly acquired PAC operations of approximately $475,000 or 1.4% of sales (Component Products segment) as well as the impact of the fixed portion of overhead on lower sales (absent PAC sales) of 1.0% of sales (both the Component Products and Packaging segments).

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately $427,000 or 7.7% to $5.9 million for the three-month period ended March 31, 2013, from $5.5 million for the same period in 2012.  The increase in SG&A is primarily due to SG&A of the PAC operations of approximately $500,000 (Component Products segment).

As a percentage of sales, SG&A increased slightly to17.6% for the three-month period ended March 31, 2013, from 17.3% for the same three-month period in 2012.  The increase in SG&A as a percentage of sales for the three-month period ended March 31, 2013, is primarily due to the reduction in sales absent sales of PAC.

Other Expenses

The Company had net interest expense of approximately $41,000 for the three-month period ended March 31, 2013, compared to net interest expense of approximately $16,000 in the same period of 2012. The increase in interest expense for the three-month period ended March 31, 2013, is primarily due to lower interest earned on cash and incremental term loans taken by the Company in 2012 to finance Molded Fiber equipment.

Income Taxes

The Company recorded a tax expense of approximately 30.4% of income before income tax expense for the three-month period ended March 31, 2013, compared to a tax expense of approximately 36% for the comparable three-month period in 2012.  The decrease in the effective income tax rate for the three-month period ended March 31, 2013, is primarily due to an expected research and development tax credit the in the Company’s 2012 tax returns, that was not reflected in the 2012 operating results because the R&D tax credits had expired as of December 31, 2012, but were extended by legislation passed in 2013.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

At March 31, 2013, and December 31, 2012, the Company’s working capital was approximately $53.0 million and $51.3 million, respectively.  The increase in working capital for the three-month period ended March 31, 2013, is primarily due to an increase in inventory of approximately $835,000 primarily due to the timing of raw material purchases and an increase in receivables, net of approximately $678,000 due to strong March sales.

Net cash provided by operations for the three-month period ended March 31, 2013, was approximately $115,000, primarily due to net income of approximately $2.0 million and depreciation and amortization of approximately $974,000, offset by a reduction in accrued expenses of approximately $2.2 million due to the payment in the first quarter of year-end bonuses, an annual profit sharing contribution and certain income tax payments.

Cash used in investing activities during the three-month period ended March 31, 2013, was approximately $1.5 million and was primarily the result of additions of manufacturing machinery and equipment.

Cash used in financing activities was approximately $200,000 in the three-month period ended March 31, 2013, representing cash used to service term debt and to pay statutory withholding for restricted stock units vested of approximately $810,000 partially offset by proceeds from the issuance of term debt of approximately $580,000.

On January 29, 2009, the Company amended and extended its credit facility with Bank of America, NA.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight line amortization; (iii) a mortgage loan of $1.8 million with a 20-year straight line amortization; and (iv) a mortgage loan of $4.0 million with a 20-year straight line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  At March 31, 2013, the Company had no borrowings outstanding and availability of approximately $16.9 million, based upon collateral levels as of that date.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the option of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed charge coverage financial covenant with which it was in compliance at March 31, 2013.  The Company’s $17 million revolving credit facility matures November 30, 2013, and the term loans are due January 29, 2016.  The Company anticipates negotiating an extension of this facility.  The Company cannot assure that such extension will be completed on favorable terms or on a timely basis, if at all.  The interest rate on these facilities was approximately 1.2% at March 31, 2013, and there were no borrowings outstanding on the line of credit.

On October 11, 2012, the Company entered a loan agreement with US Bank Equipment Finance to finance the purchase of two new molded fiber machines, both of which are operational.  The annual interest rate is fixed at 1.83%.  As of March 31, 2013, the outstanding balance is approximately $4.6 million.  The loan will be repaid over a five-year term.  The loan is secured by the related molded fiber machines.

Throughout 2013, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants.  The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business.  The Company believes that its existing resources, including its revolving credit facility, together with cash generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

The following table summarizes the Company’s commitments, contractual obligations, and off balance sheet arrangements at March 31, 2013, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payment Due By Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Term Loans	$841,052	$216,270	$576,720	$48,062	$—
Equipment Loans	4,564,594	720,420	1,971,597	1,872,577	—
Grand Rapids Mortgage	3,183,333	150,001	400,002	400,001	2,233,329
Massachusetts Mortgage	1,469,108	69,225	184,600	184,600	1,030,683
Operating Leases	6,538,561	1,515,859	2,958,204	2,064,498	—
Debt interest	887,117	161,495	371,149	247,671	106,802
Supplemental Retirement	227,083	56,250	70,833	50,000	50,000
Total	$17,710,848	$2,889,520	$6,533,105	$4,867,409	$3,420,814

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.

Although the Company generated cash from operations during the three-month period ended March 31, 2013, it cannot guarantee that its operations will generate cash in future periods.

The Company had no off balance sheet arrangements during the three-month period ended March 31, 2013, other than operating leases.

ITEM 3:                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At March 31, 2013, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

PART II:                                OTHER INFORMATION

ITEM 1A:                          RISK FACTORS

Information regarding risk factors appears in Part I — Item 2 of this Form 10-Q in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Forward-Looking Statements” and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, in Part I — Item 1A under “Risk Factors.”  There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 6:                                   EXHIBITS

The following exhibits are included herein:

Exhibit No.	Description

10.62

Amendment No. 2 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to the Company’s Report on Form 8-K dated February 22, 2013. The number set forth herein is the number of the Exhibit in said Report).

10.63

Form of 2013 CEO Stock Unit Award Agreement (incorporated by reference to the Company’s Report on Form 8-K dated February 22, 2013. The number set forth herein is the number of the Exhibit in said Report).

10.64

Form of 2013 Stock Unit Award Agreement (incorporated by reference to the Company’s Report on Form 8-K dated February 22, 2013. The number set forth herein is the number of the Exhibit in said Report).

Exhibit No.	Description

10.65	UFP Technologies, Inc. 2003 Incentive Plan, as amended.*
10.66	2009 Non-Employee Director Stock Incentive Plan, as amended.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Calculation Linkbase Document.***
101.LAB	XBRL Taxonomy Label Linkbase Document.***
101.PRE	XBRL Taxonomy Presentation Linkbase Document.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***

*	Filed herewith.
**	Furnished herewith.
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

UFP TECHNOLOGIES, INC.

Date:	May 10, 2013	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly
Chairman, Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date:	May 10, 2013	By:	/s/ Ronald J. Lataille
Ronald J. Lataille
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.62

Amendment No. 2 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to the Company’s Report on Form 8-K dated February 22, 2013. The number set forth herein is the number of the Exhibit in said Report).

10.63

Form of 2013 CEO Stock Unit Award Agreement (incorporated by reference to the Company’s Report on Form 8-K dated February 22, 2013. The number set forth herein is the number of the Exhibit in said Report).

10.64

Form of 2013 Stock Unit Award Agreement (incorporated by reference to the Company’s Report on Form 8-K dated February 22, 2013. The number set forth herein is the number of the Exhibit in said Report).

10.65	UFP Technologies, Inc. 2003 Incentive Plan, as amended.*
10.66	2009 Non-Employee Director Stock Incentive Plan, as amended.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.***
101.SCH	XBRL Taxonomy Extension Schema Document.***
101.CAL	XBRL Taxonomy Calculation Linkbase Document.***
101.LAB	XBRL Taxonomy Label Linkbase Document.***
101.PRE	XBRL Taxonomy Presentation Linkbase Document.***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. ***

*	Filed herewith.
**	Furnished herewith.
***

Submitted electronically herewith. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.