Form 10-Q
period 2013-06-30
UFP TECHNOLOGIES INC
filed 2013-08-08
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2013

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

Large accelerated filer	☐
Accelerated filer	☒
Non—accelerated filer	☐ [Do not check if a smaller reporting company]
Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐;  No ☒

6,803,853 shares of registrant’s Common Stock, $.01 par value, were outstanding as of August 2, 2013.

UFP Technologies, Inc.

PART  I:               FINANCIAL INFORMATION

ITEM  1:               FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	30-Jun-13	31-Dec-12
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,271,349	$33,479,519
Receivables, net	18,661,946	17,835,902
Inventories	10,890,988	9,695,060
Prepaid expenses	1,194,366	653,916
Refundable income taxes	—	1,713,687
Deferred income taxes	1,125,771	1,115,959
Total current assets	66,144,420	64,494,043
Property, plant, and equipment	63,086,429	59,569,202
Less accumulated depreciation and amortization	(38,001,186)	(36,250,906)
Net property, plant, and equipment	25,085,243	23,318,296
Goodwill	7,322,131	7,038,631
Intangible assets, net	1,585,141	2,083,941
Other assets	1,788,044	1,682,529
Total assets	$101,924,979	$98,617,440
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,979,896	$4,088,003
Accrued expenses	5,826,209	7,592,842
Current installments of long-term debt	1,547,985	1,550,190
Total current liabilities	11,354,090	13,231,035
Long-term debt, excluding current installments	8,125,688	8,313,709
Deferred income taxes	1,592,354	1,589,654
Retirement and other liabilities	2,425,641	2,222,238
Total liabilities	23,497,773	25,356,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,803,853 at June 30, 2013, and 6,749,913 at December 31, 2012	68,039	67,499
Additional paid-in capital	19,392,331	19,238,934
Retained earnings	58,966,836	53,954,371
Total stockholders’ equity	78,427,206	73,260,804
Total liabilities and stockholders’ equity	$101,924,979	$98,617,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	30-Jun-2013	30-Jun-2012	30-Jun-2013	30-Jun-2012

Net sales	$35,832,225	$33,672,605	$69,529,239	$65,624,828
Cost of sales	25,113,226	23,982,050	49,908,034	46,732,911
Gross profit	10,718,999	9,690,555	19,621,205	18,891,917
Selling, general & administrative expenses	6,075,073	5,391,757	12,021,022	10,910,282
(Gain) loss on sale of fixed assets	11,207	(6,900)	11,207	(12,363)
Operating income	4,632,719	4,305,698	7,588,976	7,993,998
Interest expense, net	(44,685)	(14,000)	(85,185)	(29,508)
Other expenses	—	—	—	(2,058)
Income before income tax expense	4,588,034	4,291,698	7,503,791	7,962,432
Income tax expense	1,605,812	1,544,632	2,491,326	2,866,632
Net income	$2,982,222	$2,747,066	$5,012,465	$5,095,800
Net income per share:
Basic	$0.44	$0.41	$0.74	$0.77
Diluted	$0.42	$0.39	$0.71	$0.72
Weighted average common shares outstanding:
Basic	6,798,151	6,693,981	6,783,362	6,641,174
Diluted	7,090,434	7,055,017	7,088,950	7,046,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	30-Jun-2013	30-Jun-2012
Cash flows from operating activities:
Net income	$5,012,465	$5,095,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,976,580	1,404,839
(Gain) loss on sale of fixed assets	11,207	(12,363)
Share-based compensation	507,486	497,054
Excess tax benefit on share-based compensation	(7,552)	(276,596)
Deferred income taxes	(7,112)	184,900
Changes in operating assets and liabilities:
Receivables, net	(826,044)	(775,735)
Inventories	(1,195,928)	(160,827)
Taxes receivable	1,713,687	584,298
Prepaid expenses	(540,450)	(307,673)
Accounts payable	(108,107)	136,420
Accrued taxes and other expenses	(1,559,081)	(89,938)
Retirement and other liabilities	203,403	173,146
Other assets	(105,515)	(547,354)
Net cash provided by operating activities	5,075,039	5,905,971

Cash flows from investing activities:
Additions to property, plant, and equipment	(3,544,727)	(5,029,274)
Holdback payment related to the acquisition of PAC Foam	(200,000)	—
Proceeds from sale of fixed assets	5,293	12,363
Redemption of cash value life insurance	—	131,621
Net cash used in investing activities	(3,739,434)	(4,885,290)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	579,650	—
Principal repayments of long-term debt	(769,876)	(290,331)
Proceeds from exercise of stock options, net of attestation	65,063	262,966
Excess tax benefit on share-based compensation	7,552	276,596
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(426,164)	(672,284)
Distribution to United Development Company Limited (non-controlling interests)	—	(1,209,732)
Net cash used in financing activities	(543,775)	(1,632,785)
Net increase (decrease) in cash and cash equivalents	791,830	(612,104)
Cash and cash equivalents at beginning of period	33,479,519	29,848,798
Cash and cash equivalents at end of period	$34,271,349	$29,236,694

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

The condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2013, and 2012, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013, and 2012, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three- and six-month periods ended June 30, 2013, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013.

(2)                   Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Six Months Ended
	30-Jun-13	30-Jun-12
Interest	$85,684	$49,000
Income taxes, net of refunds	$645,106	$1,819,000

During the six-month period ended June 30, 2012, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling $57,046.

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

The Company issues share-based payments through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2012.  The compensation cost charged against income for those plans is as follows:

	Three Months Ended		Six Months Ended
	30-Jun-2013	30-Jun-2012	30-Jun-2013	30-Jun-2012
Selling, general & administrative expense	$328,146	$310,153	$507,486	$497,054

Share-based compensation for the three- and six-month periods ended June 30, 2013, and June 30, 2012, includes approximately $60,000 representing the fair value of the Company’s stock granted to the Board of Directors.

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $106,000 and $102,000 for the three-month periods ended June 30, 2013, and 2012, respectively, and approximately $157,000 for each of the six-month periods ended June 30, 2013, and 2012, respectively.

The following is a summary of stock option activity under all plans for the six-month period ended June 30, 2013:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	493,888	$5.47
Granted	67,362	18.88
Exercised	(11,250)	5.78
Cancelled or expired	—	—
Outstanding at June 30, 2013	550,000	$7.11	$7,774,290
Options exercisable at June 30, 2013	473,750	$5.46	$7,473,940
Vested and expected to vest at June 30, 2013	550,000	$7.11	$7,774,290

On March 31, 2013, the Company granted to certain employees options for the purchase of 60,000 shares of its common stock at that day’s closing price of $18.85. On June 12, 2013, the Company granted to its directors options for the purchase of 7,362 shares of common stock at that day’s closing price of $19.08. The compensation expense for both grants was determined as the fair value of the options using the Black Scholes option pricing model based on the following assumptions:

Expected volatility	40.0% - 50.0%
Expected dividends	none
Risk free interest rate	0.4%
Expected term	3.8 to 5.0 years

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term, and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The weighted average grant date fair value of options granted during the six-month period ended June 30, 2013, was $6.03.

During the six-month periods ended June 30, 2013, and 2012, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was $154,564 and $1,843,794, respectively, and the total amount of consideration received from the exercised options was $65,063 and $320,012, respectively.

During the three-month periods ended June 30, 2013, and 2012, the Company recognized compensation expenses related to stock options granted to directors and employees of $99,810 and $79,437, respectively.  During the six-month periods ended June 30, 2013, and 2012, the Company recognized compensation expenses related to stock options granted to directors and employees of $125,206 and $97,623, respectively.

On February 18, 2013, the Company’s Compensation Committee approved the award of $400,000 payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2013.  The Company recorded compensation expense associated with the award of $100,000 and $200,000 during the three- and six-month periods ended June 30, 2013.  In the three- and six-month periods ended June 30, 2012, the Company recorded $75,000 and $150,000, respectively, of compensation expense for an award of $300,000 that was payable in shares of common stock in December 2012.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the six-month period ended June 30, 2013:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Unvested at December 31, 2012	108,866	$8.77
Awarded	10,600	19.97
Shares vested	(61,635)	6.67
Forfeited / cancelled	(5,679)	11.74
Unvested at June 30, 2013	52,152	$13.20

During the three- and six-month periods ended June 30, 2013, the Company recorded compensation expense related to RSUs of $68,336 and $122,280, respectively.  The Company recorded compensation expense of $95,716 and $189,431, respectively, for the same periods of 2012.

At its discretion, the Company allows option and RSU holders to surrender previously owned common stock in lieu of paying the minimum statutory withholding taxes due upon the exercise of options or the vesting of RSUs.  During the six-month periods ended June 30, 2013, and 2012, 22,089 and 39,707 shares were surrendered at an average market price of $19.29 and $16.93, respectively.

At June 30, 2013, unrecognized compensation expense of $1,070,543 is expected to be recognized over a weighted average period of 1.24 years.

(5)                   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following at the stated dates:

	30-Jun-2013	31-Dec-2012
Raw materials	$7,013,227	$6,260,354
Work in process	736,912	675,228
Finished goods	3,140,849	2,759,478
Total inventory	$10,890,988	$9,695,060

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following:

	Three Months Ended		Six Months Ended
	30-Jun-2013	30-Jun-2012	30-Jun-2013	30-Jun-2012
Weighted average common shares outstanding, basic	6,798,151	6,693,981	6,783,362	6,641,174
Weighted average common equivalent shares due to stock options and RSUs	292,283	361,036	305,588	405,125
Weighted average common shares outstanding, diluted	7,090,434	7,055,017	7,088,950	7,046,299

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would have been antidilutive.  For both the three- and six-month periods ended June 30, 2013, the number of stock awards excluded from the computation was 77,362.  For both the three- and six-month periods in 2012, the number of stock awards excluded from the computation was 17,770.

(8)                   Segment Reporting

The Company is organized based on the nature of the products and services it offers.  Under this structure, the Company produces products within two distinct segments: Engineered Packaging and Component Products.  Within the Engineered Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics, and pulp fiber to provide customers with protective cushion packaging for their products.  Within the Component Products segment, the Company primarily uses cross-linked polyethylene and technical urethane foams to provide customers in the medical, aerospace and defense and automotive markets with custom-designed products for numerous purposes.

The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segments based on operating income.

Inter-segment transactions are uncommon and not material.  Therefore, they have not been reflected separately in the financial table below.  Revenues from customers outside of the United States are not material.  No customer comprised more than 5% of the Company’s consolidated revenues for the three-month period ended June 30, 2013.  All of the Company’s assets are located in the United States.  Unallocated assets consists of the Company’s cash balance.

	Three Months Ended 6/30/13				Three Months Ended 6/30/12
	Engineered Packaging $	Component Products $	Unallocated Assets $	Total UFPT $	Engineered Packaging $	Component Products $	Unallocated Assets $	Total UFPT $
Net sales	11,005,130	24,827,095	—	35,832,225	10,605,606	23,066,999	—	33,672,605
Operating income	1,416,004	3,216,715	—	4,632,719	553,073	3,752,625	—	4,305,698
Depreciation / amortization	540,304	462,690	—	1,002,994	386,847	329,790	—	716,637
Capital expenditures	2,097,089	195,980	—	2,293,069	1,496,955	1,223,037	—	2,719,992

	Six Months Ended 6/30/13				Six Months Ended 6/30/12
	Engineered Packaging $	Component Products $	Unallocated Assets $	Total UFPT $	Engineered Packaging $	Component Products $	Unallocated Assets $	Total UFPT $
Net sales	21,870,436	47,658,803	—	69,529,239	20,223,428	45,401,400	—	65,624,828
Operating income	1,631,150	5,957,826	—	7,588,976	1,007,729	6,986,269	—	7,993,998
Depreciation / amortization	1,068,884	907,696	—	1,976,580	722,245	682,594	—	1,404,839
Capital expenditures	2,597,103	947,624	—	3,544,727	3,332,525	1,696,749	—	5,029,274
Total assets	34,707,401	32,946,229	34,271,349	101,924,979	24,668,621	29,957,940	29,236,694	83,863,255

(9)                     Other Intangible Assets

The carrying values of the company’s definite lived intangible assets as of June 30, 2013, and December 31, 2012, are as follows:

	Patents	Non-compete	Customer list	Total
Estimated useful life	14 years	5 years	5 years
Gross amount at June 30, 2013	$428,806	$512,000	$2,046,436	$2,987,242
Accumulated amortization at June 30, 2013	(428,806)	(202,700)	(770,595)	(1,402,101)
Net balance at June 30, 2013	—	309,300	1,275,841	1,585,141
Gross amount at December 31, 2012	428,806	512,000	2,306,436	3,247,242
Accumulated amortization at December 31, 2012	(428,806)	(156,500)	(577,995)	(1,163,301)
Net balance at December 31, 2012	$—	$355,500	$1,728,441	$2,083,941

Amortization expense related to intangible assets was $105,147 and $43,705 for the three-month periods ended June 30, 2013, and 2012, respectively, and $238,800 and $83,656 for the six-month periods ended June 30, 2013, and 2012, respectively.  Future amortization will be:

Remainder of:
2013	$238,800
2014	392,933
2015	317,796
2016	317,796
2017	317,816
Total	$1,585,141

(10)              Income Taxes

The income tax expense included in the accompanying unaudited consolidated statements of income principally relates to the Company’s proportionate share of the pre-tax income of its majority-owned subsidiaries.  The determination of income tax expense for interim reporting purposes is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

The Company recorded a tax expense of approximately 35.0% of income before income tax expense for the three-month period ended June 30, 2013, compared to a tax expense of approximately 36.0% for the comparable three-month period in 2012.  The Company recorded a tax expense of approximately 33.2% of income before income tax expense for the six-month period ended June 30, 2013, compared to a tax expense of approximately 36.0% for the comparable six-month period in 2012. The effective tax rate for the six months ended June 30, 2013, includes a discrete event for a retroactive application for a 2012 research and development credit. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013. The provisions under this law are to be applied retroactively to January 1, 2012. As a result of the law being signed on January 1, 2013, the financial impact of the retroactive provision was recorded as a discrete event in the first quarter of 2013. The Company recorded a reduction to tax expense in the first quarter of 2013 by $135,000. Excluding this discrete event, the effective tax rate for the six months ended June 30, 2013, was 35%.

(11)              Acquisition

On December 31, 2012, the Company acquired substantially all of the assets of Packaging Alternatives Corporation (“PAC”), a Costa Mesa, California-based, foam fabricator, for $5.7 million. The Consolidated Statement of Income for the three- and six-month periods ended June 30, 2013, include the following results for PAC:

	Three Months Ended	Six Months Ended
	30-Jun-2013	30-Jun-2013
Sales	$2,672,331	$5,354,035
Operating income	145,293	211,839

ITEM 2:                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “plan,” “estimate,” and other expressions, which are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements.  Examples of forward-looking statements included in this report include, without limitation, statements regarding the anticipated financial performance and/or future business prospects of the Company, anticipated trends in the different markets in which the Company competes, including the molded fiber, medical, automotive and aerospace and defense markets, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product line, expectations regarding the Company’s new production equipment, anticipated advantages relating to the Company’s decision to cease operations at its Ventura, California, plant and to consolidate manufacturing in other facilities, expected methods of growth for the Company, and the overall economy.

Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance, or achievements of the Company to differ materially from anticipated future results, performance, or achievements expressed or implied by such forward-looking statements.  Other examples of these risks, uncertainties, and other factors include, without limitation, the following: economic conditions that affect sales of the products of the Company’s customers, risks associated with the identification of suitable acquisition candidates and the successful, efficient execution and integration of such acquisitions, the implementation of new production equipment in a timely, cost-efficient manner, risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its production capacity, actions by the Company’s competitors, and the ability of the Company to respond to such actions, the ability of the Company to obtain new customers, the ability of the Company to offset lost revenues, evolving customer requirements, difficulties associated with the roll-out of new products, decisions by customers to cancel or defer orders for the Company’s products that previously had been accepted, risks and uncertainties associated with plant closures and expected efficiencies from consolidating manufacturing, risks associated with the internal reorganization of our sales and engineering groups, the costs of compliance with the requirements of Sarbanes-Oxley, and general economic and industry conditions and other factors.  In addition to the foregoing, the Company’s actual future results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth elsewhere in this report and changes in general economic conditions, interest rates and the assumptions used in making such forward-looking statements.  All of the forward-looking statements are qualified in their entirety by reference to the risk factors and other disclaimers described in the Company’s filings with the Securities and Exchange Commission, in particular its most recent Annual Report on Form 10-K.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

Using foams, plastics, composites, and natural fiber materials, UFP Technologies designs and manufactures a vast range of solutions primarily for the medical, automotive, aerospace and defense, and packaging markets.

The Company incurred a 2.2% decline in year-to-date organic sales (total sales less sales at Packaging Alternatives Corporation (“PAC”)) through June 30, 2013, largely due to a significant decline in sales to the military market due to government cuts in defense spending.  This decline was partially offset by strong sales to the medical market.  The decline in organic sales coupled with approximately $150,000 in one-time costs incurred in integrating the PAC operations and absorbing the beauty business in El Paso, Texas, caused a 1.6% reduction in net income for the six-month period ended June 30, 2013.  A positive book of business generated improved gross margins that helped generate an 8.7% increase in net income for the second quarter of 2013 compared to the second quarter of 2012.  The Company considers the acquisition of PAC and the closure of its Ventura, California, plant and move of its business to other UFP plants as key strategic investments that it expects to continue to benefit future periods.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

For the six-month period ended June 30, 2013, the sales and operating income for each of the Company’s operating segments fluctuated as follows:

	Sales			Operating Income
	30-Jun-13	30-Jun-12	Change	30-Jun-13	30-Jun-12	Change
Component Products	$47,658,803	$45,401,400	$2,257,403	$5,957,826	$6,986,269	$(1,028,443)
Engineered Packaging	21,870,436	20,223,428	1,647,008	1,631,150	1,007,729	623,421
Total	$69,529,239	$65,624,828	$3,904,411	$7,588,976	$7,993,998	$(405,022)

The increase in sales in the Component Products segment was primarily due to $5.4 million in sales from the newly acquired PAC operations in Costa Mesa, California.  Excluding these sales, Component Product sales were down approximately 6.8% largely due to weakness in sales to the military market due to cuts in government spending.  This decrease is the primary cause of the decline in segment and overall operating income.

The increase in sales in the Engineered Packaging segment was primarily due to an increase in sales of molded fiber packaging due to continued demand for environmentally friendly packaging and the Company’s recent addition of capacity.  This sales increase coupled with efficiency improvements made in the Company’s foam packaging plants were the primary cause of the increase in Engineered Packaging segment operating income.

Details regarding the Company’s segment results of operations are described in Note 8 to the consolidated financial statements included in Item 1 of this Form 10-Q.

Sales

Sales for the three-month period ended June 30, 2013, increased approximately 6.4% to $35.8 million from sales of $33.7 million for the same period in 2012.  Sales for the six-month period ended June 30, 2013, increased approximately 5.9% to $69.5 million from sales of $65.6 million for the same period in 2012.  Sales for the three- and six-month periods ended June 30, 2013, at the Company’s newly acquired PAC operations in Costa Mesa, California, were approximately $2.7 million and $5.4 million, respectively.  Absent these sales the Company’s sales declined 1.5% and 2.2% for the three- and six-month periods ended June 30, 2013, respectively.  The increase in sales for the three-month period ended June 30, 2013, was primarily due to an increase in sales to the medical market of approximately $3.7 million largely due to sales to this market from PAC (Component Products segment) as well as an increase in sales of molded fiber packaging (Engineered Packaging segment) of approximately $780,000, partially offset by a decline in sales to the aerospace and defense market of approximately $1.4 million due largely to cuts in government spending (both the Component Products and Engineered Packaging segments).  The increase in sales for the six-month period ended June 30, 2013, was primarily due to an increase in sales to the medical market of approximately $7.1 million largely due to sales to this market from PAC (Component Products segment), partially offset by declines in sales to the aerospace and defense market (both the Component Products and Engineered Packaging segments) and the automotive market (Component Products segment) of approximately $1.8 million and $1.7 million, respectively.  The decline in year-to-date automotive sales largely reflects the plant shutdowns at the beginning of the year.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) increased to 29.9% for the three-month period ended June 30, 2013, from 28.8% in the same period in 2012.  Gross profit as a percentage of sales decreased to 28.2% for the six-month period ended June 30, 2013, from 28.8% in the same period in 2012. The increase in gross margin for the three-month period ended June 30, 2013, is primarily due to a favorable mix of business. As a percentage of sales material and labor collectively declined 2.1% while overhead increased 1.0% (both the Component Products and Engineered Packaging segments). The decrease in gross margin for the six-month period ended June 30, 2013, is primarily due to the decline in organic sales; as a percentage of sales overhead increased 0.8% (both the Component Products and Engineered Packaging segments).

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately $700,000 or 12.7% to $6.1 million for the three-month period ended June 30, 2013, from $5.4 million for the same period in 2012.  SG&A increased approximately $1.1 million or 10.2% to $12.0 million for the six-month period ended June 30, 2013, from $10.9 million for the same period in 2012.  The increase in SG&A for both periods is primarily due to SG&A of the acquired PAC operations (Component Products segment).  In the absence of SG&A incurred at PAC, SG&A increased approximately $200,000 for both the three- and six-month periods ended June 30, 2013, primarily due to normal inflationary increases.

As a percentage of sales, SG&A increased to 17.0% for the three-month period ended June 30, 2013, from 16.0% for the same three-month period in 2012.  As a percentage of sales, SG&A increased to 17.3% for the six-month period ended June 30, 2013, from 16.6% for the same six-month period of 2012.  The increase in SG&A as a percentage of sales for both the three- and six-month periods ended June 30, 2013, is primarily due to the relatively fixed nature of SG&A expenses measured against organic sales declines.

Other Expenses

The Company had net interest expense of approximately $45,000 and $14,000 for the three-month periods ended June 30, 2013, and 2012, respectively.  The Company had net interest expense of approximately $85,000 and $30,000 for the six-month periods ended June 30, 2013, and 2012, respectively.  The increase in interest expense for the periods ended June 30, 2013, and 2012 is primarily due to lower net interest earned on cash and incremental term loans taken by the Company in the second half of 2012 to finance certain Molded Fiber equipment.

Income Taxes

The Company recorded a tax expense of approximately 35.0% of income before income tax expense for the three-month period ended June 30, 2013, compared to a tax expense of approximately 36.0% for the comparable three-month period in 2012.  The Company recorded a tax expense of approximately 33.2% of income before income tax expense for the six-month period ended June 30, 2013, compared to a tax expense of approximately 36.0% for the comparable six-month period in 2012.  The decrease in the effective income tax rate for both periods ended June 30, 2013, is primarily due to an expected research and development tax credit the in the Company’s 2012 tax returns, that was not reflected in the 2012 operating results because the R&D tax credits had expired as of December 31, 2012, but were extended by legislation passed in 2013.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

At June 30, 2013, and December 31, 2012, the Company’s working capital was approximately $54.8 million and $51.3 million, respectively.  The increase in working capital for the six-month period ended June 30, 2013, is primarily due to an increase in inventory of approximately $1.2 million primarily due to the timing of raw material purchases, an increase in receivables of approximately $0.8 million due to strong sales in June 2013, and a decrease in accrued expenses of approximately $1.6 million due to payments in the first half of the year for year-end bonuses, annual profit sharing contributions, and certain income tax payments. These increases to working capital were partially offset by a reduction in refundable income taxes of approximately $1.7 million, which was the result of the application of 2012 income tax overpayments to our 2013 liability.

Net cash provided by operations for the six-month period ended June 30, 2013, was approximately $5.1 million, primarily due to net income of approximately $5.0 million, depreciation and amortization of approximately $2.0 million, and share-based compensation of approximately $0.5 million, offset by the net working capital increases noted above.

Cash used in investing activities during the six-month period ended June 30, 2013, was approximately $3.7 million and was primarily the result of additions of manufacturing machinery and equipment.

Cash used in financing activities was approximately $500,000 in the six-month period ended June 30, 2013, representing cash used to service term debt of approximately $770,000 and to pay statutory withholding for restricted stock units vested of approximately $426,000, partially offset by proceeds from the issuance of term debt of approximately $600,000.

The Company maintains a credit facility with Bank of America, NA.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight line amortization; (iii) a mortgage loan of $1.8 million with a 20-year straight line amortization; and (iv) a mortgage loan of $4.0 million with a 20-year straight line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  At June 30, 2013, the Company had no borrowings outstanding and availability of approximately $16.9 million, based upon collateral levels as of that date.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the option of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed charge coverage financial covenant with which it was in compliance at June 30, 2013.  The Company’s $17 million revolving credit facility matures November 30, 2013, and the term loans are due January 29, 2016.  The Company anticipates negotiating an extension of this facility.  The Company cannot assure that such extension will be completed on favorable terms or on a timely basis, if at all.  The interest rate on these facilities was approximately 1.2% at June 30, 2013.

The Company entered a loan agreement with US Bank Equipment Finance to finance the purchase of two molded fiber machines, both of which are operational.  The annual interest rate is fixed at 1.83%.  As of June 30, 2013, the outstanding balance is approximately $4.3 million.  The loan will be repaid over a five-year term.  The loan is secured by the related molded fiber machines.

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

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

The following table summarizes the Company’s commitments, contractual obligations, and off balance sheet arrangements at June 30, 2013, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payment Due By Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Term loans	$768,962	$144,180	$576,720	$48,062	$—
Equipment loans	4,325,346	481,172	1,971,597	1,872,577	—
Grand Rapids mortgage	3,133,333	100,001	400,002	400,001	2,233,329
Massachusetts mortgage	1,446,033	46,150	184,600	184,600	1,030,683
Operating leases	6,034,716	1,012,014	2,958,204	2,064,498	—
Debt interest	832,900	107,278	371,149	247,671	106,802
Supplemental retirement	208,333	37,500	70,833	50,000	50,000
Total	$16,749,623	$1,928,295	$6,533,105	$4,867,409	$3,420,814

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations during the six-month period ended June 30, 2013, it cannot guarantee that its operations will generate cash in future periods.

The Company had no off balance sheet arrangements during the six-month period ended June 30, 2013, other than operating leases.

ITEM 3:                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At June 30, 2013, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

ITEM 6:                                   EXHIBITS

The following exhibits are included herein:

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date:	August 8, 2013	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly
Chairman, Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date:	August 8, 2013	By:	/s/ Ronald J. Lataille
Ronald J. Lataille
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith.
** Furnished herewith.