Form 10-Q
period 2013-09-30
UFP TECHNOLOGIES INC
filed 2013-11-07
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2013

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

Yes  ☐ ;       No  ☒

6,887,191 shares of registrant’s Common Stock, $.01 par value, were outstanding as of November 1, 2013.

UFP Technologies, Inc.

PART I:               FINANCIAL INFORMATION

ITEM 1:              FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,232,943	$33,479,519
Receivables, less allowance for doubtful accounts of $483,722 at September 30, 2013 and $494,891 at December 31, 2012	17,806,326	17,835,902
Inventories	9,897,219	9,695,060
Prepaid expenses	927,663	653,916
Refundable income taxes	—	1,713,687
Deferred income taxes	1,130,677	1,115,959
Total current assets	67,994,828	64,494,043
Property, plant, and equipment	64,550,643	59,569,202
Less accumulated depreciation and amortization	(38,874,322)	(36,250,906)
Net property, plant, and equipment	25,676,321	23,318,296
Goodwill	7,322,131	7,038,631
Intangible assets, net	1,465,741	2,083,941
Other assets	1,881,231	1,682,529
Total assets	$104,340,252	$98,617,440
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,559,245	$4,088,003
Accrued expenses	5,844,417	7,592,842
Current installments of long-term debt	1,552,090	1,550,190
Total current liabilities	10,955,752	13,231,035
Long-term debt, excluding current installments	7,735,917	8,313,709
Deferred income taxes	1,593,704	1,589,654
Retirement and other liabilities	2,464,314	2,222,238
Total liabilities	22,749,687	25,356,636
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; no shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,883,441 at September 30, 2013, and 6,749,913 at December 31, 2012	68,834	67,499
Additional paid-in capital	19,668,350	19,238,934
Retained earnings	61,853,381	53,954,371
Total stockholders’ equity	81,590,565	73,260,804
Total liabilities and stockholders’ equity	$104,340,252	$98,617,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$34,700,192	$31,966,826	$104,229,431	$97,591,654
Cost of sales	24,537,759	22,740,944	74,445,793	69,473,855
Gross profit	10,162,433	9,225,882	29,783,638	28,117,799
Selling, general & administrative expenses	5,678,614	5,155,712	17,699,636	16,065,994
Loss (Gain) on sale of fixed assets	—	—	11,207	(12,363)
Operating income	4,483,819	4,070,170	12,072,795	12,064,168
Interest expense, net	(42,981)	(13,739)	(128,166)	(43,247)
Other expenses	—	—	—	(2,058)
Income before income tax expense	4,440,838	4,056,431	11,944,629	12,018,863
Income tax expense	1,554,293	1,460,158	4,045,619	4,326,790
Net income	$2,886,545	$2,596,273	$7,899,010	$7,692,073
Net income per share:
Basic	$0.42	$0.39	$1.16	$1.15
Diluted	$0.41	$0.37	$1.11	$1.09
Weighted average common shares outstanding:
Basic	6,839,556	6,720,756	6,802,245	6,667,895
Diluted	7,111,849	7,074,631	7,095,851	7,055,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$7,899,010	$7,692,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,981,616	2,117,538
(Gain) Loss on sale of fixed assets	11,207	(12,363)
Share-based compensation	707,453	679,340
Excess tax benefit on share-based compensation	(7,552)	(327,707)
Deferred income taxes	(10,668)	337,956
Changes in operating assets and liabilities:
Receivables, net	29,576	(1,349,442)
Inventories	(202,159)	739,351
Taxes receivable	1,713,687	288,118
Prepaid expenses	(273,747)	(38,204)
Accounts payable	(528,758)	300,479
Accrued taxes and other expenses	(785,830)	418,668
Retirement and other liabilities	242,076	236,336
Other assets	(235,511)	(259,647)
Net cash provided by operating activities	11,540,400	10,822,496
Cash flows from investing activities:
Additions to property, plant, and equipment	(5,017,441)	(8,048,911)
Holdback payment related to the acquisition of Packaging Alternatives Corporation	(600,000)	—
Proceeds from sale of fixed assets	1,293	12,363
Redemption of cash value life insurance	36,809	131,621
Net cash used in investing activities	(5,579,339)	(7,904,927)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	579,650	—
Principal repayments of long-term debt	(1,155,542)	(435,496)
Proceeds from exercise of stock options, net of attestation	334,475	365,237
Excess tax benefit on share-based compensation	7,552	327,707
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(973,772)	(672,284)
Distribution to United Development Company Limited (non-controlling interests)	—	(1,196,223)
Net cash used in financing activities	(1,207,637)	(1,611,059)
Net increase in cash and cash equivalents	4,753,424	1,306,510
Cash and cash equivalents at beginning of period	33,479,519	29,848,798
Cash and cash equivalents at end of period	$38,232,943	$31,155,308

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

The condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2013, and 2012, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013, and 2012, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three- and nine-month periods ended September 30, 2013, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2013.

(2)                   Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows:

	Nine Months Ended
	September 30,
	2013	2012
Interest	$128,702	$24,747
Income taxes, net of refunds	$2,026,854	$3,371,507

During the nine-month periods ended September 30, 2013, and 2012, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling $224,880 and $125,799, respectively.

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

The Company issues share-based payments through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2012.  The compensation cost charged against income for those plans is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Selling, general & administrative expense	$199,967	$182,286	$707,453	$679,340

Share-based compensation for the nine-month periods ended September 30, 2013, and 2012, includes approximately $60,000 representing the fair value of the Company’s stock granted to the Board of Directors.

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $58,000 and $55,000 for the three-month periods ended September 30, 2013, and 2012, respectively, and approximately $215,000 and $227,000 for the nine-month periods ended September 30, 2013, and 2012, respectively.

The following is a summary of stock option activity under all plans for the nine-month period ended September 30, 2013:

	Shares Under Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	493,888	$5.47
Granted	97,362	19.74
Exercised	(117,500)	2.85
Cancelled or expired	—	—
Outstanding at September 30, 2013	473,750	$9.05	$6,498,890
Options exercisable at September 30, 2013	367,500	$6.31	$6,048,878
Vested and expected to vest at September 30, 2013	473,750	$9.05	$6,498,890

On March 31, 2013, the Company granted to certain employees options for the purchase of 60,000 shares of its common stock at that day’s closing price of $18.85. On June 12, 2013, the Company granted to its directors options for the purchase of 7,362 shares of common stock at that day’s closing price of $19.08. On September 12, 2013, the Company granted to a certain employee options for the purchase of 30,000 shares of common stock at that day’s closing price of $21.67. The compensation expense for the above noted grants was determined as the fair value of the options using the Black Scholes option pricing model based on the following assumptions:

Expected volatility	34.0% - 50.0%
Expected dividends	none
Risk free interest rate	0.4% - 0.7%
Expected term	3.3 to 5.0 years

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term, and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The weighted average grant date fair value of options granted during the nine-month period ended September 30, 2013, was $5.84.

During the nine-month periods ended September 30, 2013, and 2012, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was $2,070,527 and $2,028,138, respectively, and the total amount of consideration received from the exercised options was $334,475 and $491,036, respectively.

During the three-month periods ended September 30, 2013, and 2012, the Company recognized compensation expenses related to stock options granted to directors and employees of $40,178 and $18,186, respectively.  During the nine-month periods ended September 30, 2013, and 2012, the Company recognized compensation expenses related to stock options granted to directors and employees of $165,384 and $115,809, respectively.

On February 18, 2013, the Company’s Compensation Committee approved the award of $400,000 payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2013.  The Company recorded compensation expense associated with the award of $100,000 and $300,000 during the three- and nine-month periods ended September 30, 2013.  In the three- and nine-month periods ended September 30, 2012, the Company recorded $75,000 and $225,000, respectively, of compensation expense for an award of $300,000 that was payable in shares of common stock in December 2012.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the nine-month period ended September 30, 2013:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Unvested at December 31, 2012	108,866	$8.77
Awarded	10,600	19.97
Shares vested	(61,635)	6.67
Forfeited / cancelled	(6,931)	13.23
Unvested at September 30, 2013	50,900	$11.64

During the three- and nine-month periods ended September 30, 2013, the Company recorded compensation expense related to RSUs of $59,789 and $182,069, respectively.  The Company recorded compensation expense of $89,100 and $278,531, respectively, for the same periods of 2012.

At its discretion, the Company allows option and RSU holders to surrender previously owned common stock in lieu of paying the minimum statutory withholding taxes due upon the exercise of options or the vesting of RSUs.  During the nine-month periods ended September 30, 2013, and 2012, 37,796 and 39,700 shares were surrendered at an average market price of $19.81 and $16.93, respectively.

At September 30, 2013, unrecognized compensation expense of $1,019,771 is expected to be recognized over a weighted average period of 1.18 years.

(5)                   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following at the stated dates:

	September 30, 2013	December 31, 2012
Raw materials	$5,915,297	$6,260,354
Work in process	974,597	675,228
Finished goods	3,007,325	2,759,478
Total inventory	$9,897,219	$9,695,060

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding, basic	6,839,556	6,720,756	6,802,245	6,667,895
Weighted average common equivalent shares due to stock options and RSUs	272,293	353,875	293,606	387,502
Weighted average common shares outstanding, diluted	7,111,849	7,074,631	7,095,851	7,055,397

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would have been antidilutive.  For the three- and nine-month periods ended September 30, 2013, the number of stock awards excluded from the computation was 71,546 and 88,908, respectively.  For the same three- and nine-month periods in 2012, the number of stock awards excluded from the computation was 10,000 and 17,700, respectively.

(8)                   Segment Reporting

The Company is organized based on the nature of the products and services it offers.  Under this structure, the Company produces products within two distinct segments: Engineered Packaging and Component Products.  Within the Engineered Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics, and pulp fiber to provide customers with protective cushion packaging for their products.  Within the Component Products segment, the Company primarily uses cross-linked polyethylene and technical urethane foams to provide customers in the medical, aerospace, defense and automotive markets with custom-designed products for numerous purposes.

The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segments based on operating income.

Inter-segment transactions are uncommon and not material.  Therefore, they have not been reflected separately in the financial table below.  Revenues from customers outside of the United States are not material.  No customer comprised more than 5% of the Company’s consolidated revenues for the three-month period ended September 30, 2013.  All of the Company’s assets are located in the United States.  Unallocated assets consist of the Company’s cash balance.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Engineered Packaging $	Component Products $	Total UFPT $	Engineered Packaging $	Component Products $	Total UFPT $
Net sales	11,907,703	22,792,489	34,700,192	11,009,769	20,957,057	31,966,826
Operating income	1,945,130	2,538,689	4,483,819	982,942	3,087,228	4,070,170
Depreciation / amortization	600,523	404,513	1,005,036	339,238	373,461	712,699
Capital expenditures	301,152	1,171,562	1,472,714	3,053,238	(33,601)	3,019,637

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	Engineered Packaging $	Component Products $	Unallocated Assets $	Total UFPT $	Engineered Packaging $	Component Products $	Unallocated Assets $	Total UFPT $
Net sales	33,778,139	70,451,292	—	104,229,431	31,233,197	66,358,457	—	97,591,654
Operating income	3,576,280	8,496,515	—	12,072,795	1,990,671	10,073,497	—	12,064,168
Depreciation / amortization	1,669,407	1,312,209	—	2,981,616	1,061,483	1,056,055	—	2,117,538
Capital expenditures	2,898,255	2,119,186	—	5,017,441	6,385,763	1,663,148	—	8,048,911
Total assets	31,444,726	34,662,583	38,232,943	104,340,252	27,686,738	28,686,295	31,155,308	87,528,341

(9)                     Other Intangible Assets

The carrying values of the company’s definite lived intangible assets as of September 30, 2013, and December 31, 2012, are as follows:

	Patents	Non-compete	Customer list	Total
Estimated useful life	14 years	5 years	5 years
Gross amount at September 30, 2013	$428,806	$512,000	$2,046,436	$2,987,242
Accumulated amortization at September 30, 2013	(428,806)	(225,800)	(866,895)	(1,521,501)
Net balance at September 30, 2013	$—	$286,200	$1,179,541	$1,465,741
Gross amount at December 31, 2012	$428,806	$512,000	$2,306,436	$3,247,242
Accumulated amortization at December 31, 2012	(428,806)	(156,500)	(577,995)	(1,163,301)
Net balance at December 31, 2012	$—	$355,500	$1,728,441	$2,083,941

Amortization expense related to intangible assets was $119,400 and $40,051 for the three-month periods ended September 30, 2013, and 2012, respectively, and $358,200 and $123,707 for the nine-month periods ended September 30, 2013, and 2012, respectively.  Future amortization will be:

Remainder of:
2013	$119,400
2014	392,933
2015	317,796
2016	317,796
2017	317,816
Total	$1,465,741

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

The Company recorded a tax expense of approximately 35.0% of income before income tax expense for the three-month period ended September 30, 2013, compared to a tax expense of approximately 36.0% for the comparable three-month period in 2012.  The Company recorded a tax expense of approximately 33.9% of income before income tax expense for the nine-month period ended September 30, 2013, compared to a tax expense of approximately 36.0% for the comparable nine-month period in 2012. The effective tax rate for the nine months ended September 30, 2013, includes a discrete event for a retroactive application for a 2012 research and development credit. The American Taxpayer Relief Act of 2012 was passed by Congress and signed into law on January 1, 2013. The provisions under this law are to be applied retroactively to January 1, 2012. As a result of the law being signed on January 1, 2013, the financial impact of the retroactive provision was recorded as a discrete event in the first quarter of 2013. The Company recorded a reduction to tax expense in the first quarter of 2013 by $135,000. Excluding this discrete event, the effective tax rate for the nine months ended September 30, 2013, was 35.0%.

(11)     Acquisition

On December 31, 2012, the Company acquired substantially all of the assets of Packaging Alternatives Corporation (“PAC”), a Costa Mesa, California-based, foam fabricator, for $5.7 million.  The Consolidated Statement of Income for the three- and nine-month periods ended September 30, 2013, include the following results for PAC:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2013
Sales	$2,514,043	$7,866,078
Operating income	39,934	251,774

ITEM 2:                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “plan,” “estimate,” and other expressions, which are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements.  Examples of forward-looking statements included in this report include, without limitation, statements regarding the anticipated financial performance and/or future business prospects of the Company, anticipated trends in the different markets in which the Company competes, including the packaging, medical, aerospace, defense and automotive markets, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product line, expectations regarding the Company’s new production equipment, anticipated advantages relating to the Company’s decision to cease operations at its Ventura, California plant and to consolidate manufacturing in other facilities, expected methods of growth for the Company, expectations regarding the Company’s acquisition strategy and anticipated benefits from its acquisition of Packaging Alternatives Corporation (“PAC”), and statements regarding the overall economy.

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

Overview

Using foams, plastics, composites, and natural fiber materials, UFP Technologies designs and manufactures a vast range of solutions primarily for the medical, aerospace, defense, automotive, and packaging markets.

The Company incurred a 1.3% decline in year-to-date organic sales (total sales less sales at PAC) through September 30, 2013, compared to the comparable period in 2012, largely due to a significant decline in sales to the military market due to government cuts in defense spending.  This decline was partially offset by strong sales to the medical market.  The Company achieved a 2.7% increase in net income for the nine-month period ended September 30, 2013, compared to the comparable period in 2012, primarily driven by sales to the medical market, partially offset by the decline in organic sales and approximately $150,000 in one-time costs incurred in integrating the PAC operations and absorbing the beauty business in El Paso, Texas.  A positive book of business generated improved gross margins that helped generate an 11.2% increase in net income for the third quarter of 2013 compared to the third quarter of 2012.  The Company considers the acquisition of PAC and the closure of its Ventura, California, plant and move of its business to other UFP plants as key strategic investments that it expects will continue to benefit future periods.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

For the nine-month period ended September 30, 2013, the sales and operating income for each of the Company’s operating segments fluctuated as follows:

	Sales			Operating Income
	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Component Products	$70,451,292	$66,358,457	$4,092,835	$8,496,515	$10,073,497	$(1,576,982)
Engineered Packaging	33,778,139	31,233,197	2,544,942	3,576,280	1,990,671	1,585,609
Total	$104,229,431	$97,591,654	$6,637,777	$12,072,795	$12,064,168	$8,627

The increase in sales in the Component Products segment was primarily due to $7.9 million in sales from the newly acquired PAC operations in Costa Mesa, California.  Excluding these sales, Component Product sales were down approximately 5.7% largely due to weakness in sales to the military market due to cuts in government spending.  This decrease is the primary cause of the decline in segment operating income.

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

Sales

Sales for the three-month period ended September 30, 2013, increased approximately 8.6% to $34.7 million from sales of $32.0 million for the same period in 2012.  Sales for the nine-month period ended September 30, 2013, increased approximately 6.8% to $104.2 million from sales of $97.6 million for the same period in 2012.  Sales for the three- and nine-month periods ended September 30, 2013, at the Company’s newly acquired PAC operations in Costa Mesa, California, were approximately $2.5 million and $7.9 million, respectively.  Absent these sales the Company’s sales increased approximately 0.7% and decreased approximately 1.3% for the three- and nine-month periods ended September 30, 2013, respectively.  The increase in sales for the three-month period ended

September 30, 2013, was primarily due to an increase in sales to the medical market of approximately $2.8 million largely due to sales to this market from PAC (Component Products segment) as well as an increase in sales of molded fiber packaging (Engineered Packaging segment) of approximately $1.3 million, partially offset by a decline in sales to the aerospace and defense market of approximately $2.2 million due largely to cuts in government spending (both the Component Products and Engineered Packaging segments).  The increase in sales for the nine-month period ended September 30, 2013, was primarily due to an increase in sales to the medical market of approximately $9.8 million largely due to sales to this market from PAC (Component Products segment) as well as an increase in sales of molded fiber packaging (Engineered Packaging segment) of approximately $2.1 million, partially offset by declines in sales to the aerospace and defense market (both the Component Products and Engineered Packaging segments) and the automotive market (Component Products segment) of approximately $4.0 million and $1.2 million, respectively.  The decline in year-to-date automotive sales largely reflects customer plant shutdowns at the beginning of the year.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) increased to 29.3% for the three-month period ended September 30, 2013, from 28.9% in the same period in 2012.  Gross profit as a percentage of sales decreased slightly to 28.6% for the nine-month period ended September 30, 2013, from 28.8% in the same period in 2012. The increase in gross margin for the three-month period ended September 30, 2013, is primarily due to a favorable mix of business.  As a percentage of sales, material and labor collectively declined 0.6% while overhead increased 0.2% (both the Component Products and Engineered Packaging segments). The slight decrease in gross margin for the nine-month period ended September 30, 2013, is primarily due to a decline in organic sales; as a percentage of sales overhead increased 0.7% (both the Component Products and Engineered Packaging segments).

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately $0.5 million or 10.1% to $5.7 million for the three-month period ended September 30, 2013, from $5.2 million for the same period in 2012.  SG&A increased approximately $1.6 million or 10.2% to $17.7 million for the nine-month period ended September 30, 2013, from $16.1 million for the same period in 2012.  The increase in SG&A for both periods is primarily due to SG&A of the acquired PAC operations (Component Products segment).  In the absence of SG&A incurred at PAC, SG&A increased approximately $7,400 and $136,800 for the three- and nine-month periods ended September 30, 2013, respectively, primarily due to normal inflationary increases.

As a percentage of sales, SG&A increased to 16.4% for the three-month period ended September 30, 2013, from 16.1% for the same three-month period in 2012.  As a percentage of sales, SG&A increased to 17.0% for the nine-month period ended September 30, 2013, from 16.5% for the same nine-month period of 2012.  The increase in SG&A as a percentage of sales for both the three- and nine-month periods ended September 30, 2013, is primarily due to the relatively fixed nature of SG&A expenses measured against organic sales declines.

Other Expenses

The Company had net interest expense of approximately $43,000 and $14,000 for the three-month periods ended September 30, 2013, and 2012, respectively.  The Company had net interest expense of approximately $128,000 and $43,000 for the nine-month periods ended September 30, 2013, and 2012, respectively.  The increase in interest expense for the periods ended September 30, 2013, is primarily due to lower net interest earned on cash and incremental term loans taken by the Company in the second half of 2012 to finance certain Molded Fiber equipment.

Income Taxes

The Company recorded a tax expense of approximately 35.0% of income before income tax expense for the three-month period ended September 30, 2013, compared to a tax expense of approximately 36.0% for the comparable three-month period in 2012.  The Company recorded a tax expense of approximately 33.9% of income before income tax expense for the nine-month period ended September 30, 2013, compared to a tax expense of approximately 36.0% for the comparable nine-month period in 2012.  The decrease in the effective income tax rate for both periods ended September 30, 2013, is primarily due to an expected research and development tax credit the in the Company’s 2012 tax returns, that was not reflected in the 2012 operating results because the R&D tax credits had expired as of December 31, 2012, but were extended by legislation passed in 2013.

Liquidity and Capital Resources

The Company funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

At September 30, 2013, and December 31, 2012, the Company’s working capital was approximately $57.0 million and $51.3 million, respectively.  The increase in working capital for the nine-month period ended September 30, 2013, is primarily due to an increase in cash of $4.7 million generated through operating income, an increase in inventory of approximately $0.2 million primarily due to the timing of raw material purchases, an increase in prepaid expenses of approximately $0.3 million primarily due to the prepayment of insurance premiums, and a decrease in accounts payable and accrued expenses of approximately $2.3 million due to payments for 2012 year-end bonuses, annual profit sharing contributions and certain income tax payments, and due to the timing of payments of vendor invoices in the ordinary course of business.. These increases to working capital were partially offset by a reduction in refundable income taxes of approximately $1.7 million, which was the result of the application of 2012 income tax overpayments to our 2013 liability.

Net cash provided by operations for the nine-month period ended September 30, 2013, was approximately $11.5 million, primarily due to net income of approximately $7.9 million, depreciation and amortization of approximately $3.0 million, and share-based compensation of approximately $0.7 million, offset by the net working capital increases noted above.

Cash used in investing activities during the nine-month period ended September 30, 2013, was approximately $5.6 million and was primarily the result of additions of manufacturing machinery and equipment.

Cash used in financing activities was approximately $1.2 million in the nine-month period ended September 30, 2013, representing cash used to service term debt of approximately $1.2 million and to pay statutory withholding for restricted stock units vested of approximately $1.0 million, partially offset by proceeds from the issuance of term debt of approximately $0.6 million and net proceeds from the exercise of stock options of approximately $0.3 million.

The Company maintains a credit facility with Bank of America, NA.  The facility comprises: (i) a revolving credit facility of $17 million; (ii) a term loan of $2.1 million with a seven-year straight line amortization; (iii) a mortgage loan of $1.8 million with a 20-year straight line amortization; and (iv) a mortgage loan of $4.0 million with a 20-year straight line amortization.  Extensions of credit under the revolving credit facility are based in part upon accounts receivable and inventory levels.  Therefore, the entire $17 million may not be available to the Company.  At September 30, 2013, the Company had no borrowings outstanding and availability of approximately $16.9 million, based upon collateral levels as of that date.  The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the option of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero.  In both cases the applicable margin is dependent upon Company performance.  The loans are collateralized by a first priority lien on all of the Company’s assets, including its real estate located in Georgetown, Massachusetts, and in Grand Rapids, Michigan.  Under the credit facility, the Company is subject to a minimum fixed charge coverage financial covenant with which it was in compliance at September 30, 2013.  The Company’s $17 million revolving credit facility matures November 30, 2013, and the term loans are due January 29, 2016.  The interest rate on these facilities was approximately 1.2% at September 30, 2013. The Company is in the final stages of securing a new $40 million, unsecured credit facility with Bank of America, though it cannot assure that the new facility will be completed on favorable terms or on a timely basis, if at all.

The Company entered a loan agreement with US Bank Equipment Finance to finance the purchase of two molded fiber machines, both of which are operational.  The annual interest rate is fixed at 1.83%.  As of September 30, 2013, the outstanding balance is approximately $4.1 million.  The loan will be repaid over a five-year term.  The loan is secured by the related molded fiber machines.

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

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

The following table summarizes the Company’s commitments, contractual obligations, and off balance sheet arrangements at September 30, 2013, and the effect such obligations are expected to have on its liquidity and cash flow in future periods:

		Payment Due By Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Term loans	$696,872	$72,090	$576,720	$48,062	$—
Equipment loans	4,084,844	240,670	1,971,597	1,872,577	—
Grand Rapids mortgage	3,083,332	50,000	400,002	400,001	2,233,329
Massachusetts mortgage	1,422,958	23,075	184,600	184,600	1,030,683
Operating leases	5,291,887	457,330	2,770,059	2,064,498	—
Debt interest	668,545	52,212	328,700	209,686	77,947
Supplemental retirement	189,583	18,750	70,833	50,000	50,000
Total	$15,438,021	$914,127	$6,302,511	$4,829,424	$3,391,959

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above.  The Company’s principal sources of funds are its operations and its revolving credit facility.  Although the Company generated cash from operations during the nine-month period ended September 30, 2013, it cannot guarantee that its operations will generate cash in future periods.

The Company had no off balance sheet arrangements during the nine-month period ended September 30, 2013, other than operating leases.

ITEM 3:                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statements.  Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices.  At September 30, 2013, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk.  The Company has several debt instruments where interest is based upon either the prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes.  However, the Company believes that the market risk of the debt is minimal.

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

UFP TECHNOLOGIES, INC.

Date:	November 7, 2013	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date:	November 7, 2013	By:	/s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*     Filed herewith.

**   Furnished herewith.