Form 10-K
period 2013-12-31
UFP TECHNOLOGIES INC
filed 2014-03-14
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of June 28, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $55,005,850, based on the closing price of $19.56 on that date as reported on the NASDAQ Capital Market.

As of March 7, 2014, there were 6,996,642 shares of common stock, $0.01 par value per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders.	Part III

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our business, industry, prospects, growth potential and strategies for growth our participation and growth in multiple markets, anticipated advantages we expect to realize from our acquisition strategies, anticipated advantages we expect to realize from our investments and capital expenditures, anticipated advantages relating to our decision to consolidate our Glendale Heights, lllinois facility into our Grand Rapids, Michigan facility and the expected costs savings and efficiencies associated therewith, and any indication that we may be able to sustain or increase our sales and earnings, or our sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation, risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates, and risks and uncertainties associated with plant closures and expected efficiencies from consolidating manufacturing.

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

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to UFP Technologies, Inc. and its consolidated subsidiaries.

ITEM 1.                                    BUSINESS

The Company is an innovative designer and custom converter of foams, plastics, composites and natural fiber materials, providing solutions to customers primarily within the medical, automotive, aerospace and defense, and packaging markets.  It converts these materials using laminating, molding, and fabricating manufacturing technologies.  It is organized based on the nature of the products and services that it offers. Under this structure, the Company produces products within two distinct segments: Component Products and Packaging.  The Company’s assets are all within the United States.

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

Within the Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics, and pulp fiber to provide customers with cushion packaging for their products. Foam and plastic solutions are custom-designed and fabricated or molded to provide protection for fragile and valuable items, and are sold primarily to original equipment and component manufacturers.  Molded pulp fiber products are made primarily from 100% recycled paper principally derived from waste newspaper. These products are custom-designed, engineered and molded into shapes for packaging high-volume consumer goods, including electronics, wine bottles, candles, and health and beauty products.

We were incorporated in the State of Delaware in 1993. The consolidated financial statements of the Company include the accounts and results of operations of UFP Technologies, Inc. and its wholly-owned subsidiaries, Moulded Fibre Technology, Inc., Simco Industries, Inc. and Stephenson & Lawyer, Inc. and its wholly-owned subsidiary, Patterson Properties Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation.

Wine Packs®, T-Tubes®, BioShell®, Pro-Sticks®, FlexShield® and Erasables® are our U.S. registered trademarks. Each trademark, trade name, or service mark of any other company appearing in this Report belongs to its respective holder.

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

Market Overview

Component Products

Component Products’ applications of foams and other types of plastics are numerous and diverse. Examples include automotive interior trim, surgical swabs for infection prevention, disposable wound care components, military uniform and gear components, athletic padding, air filtration, high-temperature insulation, and abrasive nail files and other beauty aids. Cross-linked polyethylene foams have many of the same properties as traditional polyethylene foams, including lightweight, durability, resiliency, and flexibility. We believe cross-linked foams have many advantages over traditional foams, including the ability to be thermoformed (molded), availability in vibrant colors, a fine cell structure providing improved esthetics and lower abrasiveness, and enhanced resistance to chemicals and ultraviolet light. Certain grades of cross-linked foams can be radiation-sterilized and have been approved by the U.S. Food and Drug Administration for open wound skin contact.

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

The low-volume, high-fragility market is generally characterized by annual production volumes of less than 50,000 pieces. Typical goods in this market include precision instruments, sensitive electronic components, and other high-value industrial products that are very sensitive to shock, vibration, and other damage that may occur during shipment and distribution. The principal materials used to package these goods include polyethylene and polyurethane foams, foam-in-place polyurethane, and molded expanded polystyrene. Polyurethane and polyethylene foams have high shock absorbency, high resiliency, and vibration-damping characteristics.

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

In order to provide packaging that complies with all regulations regardless of a product’s destination, manufacturers seek packaging materials that meet both environmentally-related demands and performance specifications. Some packaging manufacturers have responded by reducing product volume and ultimate waste product disposal through reengineering traditional packaging solutions; adopting new manufacturing processes; participating in recovery and reuse systems for resilient materials that are inherently reusable; creating programs to recycle packaging following its useful life; and developing materials that use a high percentage of recycled content in their manufacture. Wherever feasible, the Company aims to employ one or more of these techniques to create environmentally-responsible packaging solutions.

Products

The Company’s products include foam, plastic, and fiber packaging solutions, and component products.  The vast majority of the Company’s products are custom designed and manufactured for its customers’ needs.

Component Products

The Company specializes in engineered products that use the Company’s close tolerance manufacturing capabilities, its expertise in various foam materials and lamination techniques, and its ability to manufacture in clean room environments.  The Company’s component products are sold primarily to customers in the medical, automotive, sporting goods, beauty, and aerospace and defense industries. These products include automotive interior trim, medical device components, disposable wound care components, athletic padding, abrasive nail files and other beauty aids, air filtration, high-temperature insulation, and military uniform and gear components.

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

The Company has developed a variety of standard products that are branded and, in some cases, trademarked and patented. These products include Wine Packs® (wine shipping solutions made from molded fiber); T-Tubes® (tube and pipe insulation for clean room environments); BioShell® (pharmaceutical bag protection system); Pro-Sticks® (sanitary solution for nail care services); FlexShield® (medical device pouch for protecting small instruments and tools) and Erasables® (multi-purpose cleaning eraser).

Packaging Solutions

The Company designs, manufactures, and markets a broad range of packaging solutions primarily using polyethylene, polyurethane, cross-linked polyethylene foams, and rigid plastics. These solutions are custom-designed and fabricated or molded to provide protection for less durable, higher-value items, and are primarily sold to original equipment and component manufacturers. Examples of the Company’s packaging solutions include foam inserts for protective shipping cases and end-cap packs for electronics. Markets for these products are typically characterized by lower to moderate volumes where performance, such as shock absorbency and vibration damping, is valued.

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

The process for producing the Company’s molded fiber packaging and vacuum-formed trays require high volume production runs and rapid manufacturing turnaround times. Raw materials used in the manufacture of molded fiber are primarily recycled newspaper, and a variety of other grades of recycled paper and water. Raw materials used in vacuum-formed plastics include polystyrene (PS) and polyvinyl chloride (PVC). These products compete with expanded polystyrene (EPS) and manually assembled corrugated die-cut inserts.

We believe the Company’s molded fiber products provide customers with packaging solutions that are more responsive to stringent environmental packaging regulations worldwide and meet the demands of environmentally-aware consumers, while simultaneously meeting customer cost and performance objectives.

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

No one customer’s sales exceeded 10% of total sales for the year ended December 31, 2013. Sales to the top customer in the Packaging segment comprised 10.4% of that segment’s total sales for the year ended December 31, 2013. Because the Company’s products are mostly custom designed for specific customer applications, there are no common classes of products within the Packaging or Component Products segment that comprise more than 10% of consolidated revenue in any of the last three years.  Seasonality is not a major factor in sales within either the Component Products or Packaging segments.  See our consolidated financial statements contained in Part IV, Item 15, in this Report for segment revenues from external customers, profits and total assets.

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

The Company does not manufacture any of the raw materials used in its products. With the exception of certain grades of cross-linked foam and technical polyurethane foams, these raw materials are available from multiple supply sources. Although the Company relies upon a limited number of suppliers for cross-linked and technical polyurethane foams, the Company’s relationships with such suppliers are good, and the Company expects that these suppliers will be able to meet its requirements for these foams. Any delay or interruption in the supply of raw materials could have a material adverse effect on the Company’s business.

Research and Development

The Company’s engineering personnel continuously explore design and manufacturing techniques, as well as new innovative materials to meet the unique demands and specifications of its customers. Because the Company’s products tend to have relatively short life cycles, research and development is an integral part of the Company’s ongoing cost structure. Our research and development expenses were approximately $1.2 million, $1.3 million and $1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The Company has a total of 22 active patents. 12 are in the Packaging segment, including two relating to its molded fiber technology (including certain proprietary machine designs). The remaining 10 patents in the Packaging segment relate to technologies including foam, packaging, and tool control technologies.  In the Component Products segment, the Company has 10 active patents relating to automotive superforming process technologies and to certain nail file technologies.  The Company also has patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology, or will not be challenged or circumvented by others. The expiration dates for the Company’s patents range from 2014 through 2029.

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

Backlog

The Company’s backlog, as of February 8, 2014, and February 9, 2013, totaled approximately $10.4 and $10.7 million, respectively, for the Packaging segment, and approximately $24.4 and $20.0 million, respectively, for the Component Products segment. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period.

Employees

As of January 25, 2014, the Company had a total of 681 full-time employees (as compared to 700 full-time employees as of January 30, 2013), with 358 full-time employees in the Component Products segment and 287 full-time employees in the Packaging segment. In addition, the Company has 36 corporate employees that are not allocated to a specific segment. The Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

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

A limited number of customers typically represent a significant percentage of our revenues in any given year. Our top ten customers represented approximately 27.6%, 26.6% and 27.7% of our total revenues in 2013, 2012 and 2011, respectively. Sales to the top customer in the Company’s Packaging segment comprised 10.4% of that segment’s total sales for the year ended December 31, 2013. The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and results of operations. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer.

Our business could be harmed if our products contain undetected errors or defects or do not meet applicable specifications.

We are continuously developing new products and improving our existing products. Our existing and newly introduced products can contain undetected errors or defects. In addition, these products may not meet their performance specifications under all conditions or for all applications. If, despite internal testing, and testing by customers, any of our products contain errors or defects or fail to meet applicable specifications, then we may be required to enhance or improve those products or technologies. We may not be able to do so on a timely basis, if at all, and may only be able to do so at considerable expense. If a particular error or defect is repeated throughout our mass production process, the cost of repairing such defect may be highly disproportionate to the original cost of the product or component. In addition, any significant errors, defects, or other performance failures could render our existing and/or future products unreliable or ineffective and could lead to decreased confidence in our products, adverse customer reaction, negative publicity, mandatory or voluntary recalls, or legal claims, the occurrence of any of which could have a material adverse effect upon our business, financial condition and results of operations.

Further, if our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to costly litigation by our customers. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us.

New technologies could result in the development of new products by our competitors and a decrease in demand for our products, which could adversely affect our business, financial condition and results of operations.

Our failure to develop new technologies, or anticipate or react to changes in existing technologies, could result in a decrease in our sales and a loss of market share to our competitors. Our financial performance depends on our ability to design, develop and manufacture new products and product enhancements on a timely and cost-effective basis. We may not be able to successfully identify new product opportunities or develop and bring new products to market in a timely and cost-effective manner.

Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive. Our failure to identify or capitalize on any fundamental shifts in technologies in our product markets, relative to our competitors, could have a material adverse effect on our competitive position within our industry and harm our relationships with our customers.

If we fail to comply with specific provisions in our customer contracts or with government contracting regulations, our business could be adversely affected.

Our customer contracts, particularly with respect to contracts for which the government is a direct or indirect customer, may include unique and specialized requirements. Failure to comply with the specific provisions in our customer contracts, or any violation of government contracting regulations, could result in termination of the contracts, increased costs to us, suspension of payments, imposition of fines, and suspension from future government contracting. Further, any negative publicity related to our failure to comply with the provisions in our customer contracts could have a material adverse effect on our business, financial condition, or results of operations

We may pursue acquisitions or joint ventures that involve inherent risks, any of which may cause us to not realize anticipated benefits.

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

We operate in highly competitive industries and we may be unable to compete successfully, which could materially adversely affect our business, financial condition and results of operations.

We face intense competition in all geographic markets and in each area of our business. In our Packaging segment, our primary competition for our products is from smaller, independent, regional manufacturing companies. In our Component Products segment, our primary competition if from smaller companies that typically concentrate on production of component products for specific industries. Our current competitors may increase their participation in, or new competitors may enter into, the target markets in which we compete.  In addition, our suppliers may acquire or develop the capability and desire to compete with us. If our suppliers choose to expand their own operations, through acquisitions or otherwise, and begin manufacturing and selling products directly to our customers, it could reduce our sales volume and overall profitability. If we are unable to compete successfully with new or existing competitors, it could have a material adverse effect on our business, financial condition and results of operations.

Further, technological innovation by any of our existing competitors, or new competitors entering any of the markets in which we do business, could put us at a competitive disadvantage and could cause us to lose market share. Increased competition for the sales of our products could result in price reductions, reduced margins and loss of market share, which could materially adversely affect our prospects, business, financial condition and results of operations.

Our target markets are cyclical, which may result in fluctuations in our results of operations.

Demand for our products in our target markets, especially the military market, is cyclical.  Downturns in economic conditions typically have an adverse effect on cyclical industries due to decreased demand for products. We seek to reduce our exposure to industry downturns and cyclicality by marketing our products to diversified and varied markets. However, we may experience substantial period-to-period fluctuations in our results of operations due to the cyclical nature of demand for our products in our target markets.

Our implementation of new enterprise resource planning (ERP) systems could result in problems that could negatively impact our business.

We are currently implementing an ERP system [that supports substantially all of our operating and financial functions.  We could experience problems in connection with such implementation, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays. A significant implementation problem, if encountered, could negatively impact our business by disrupting our operations. Additionally, a significant problem with the implementation, integration with other systems or ongoing management of an ERP system and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business or comply with various regulations.

The cost of raw materials that we use to manufacture our products, particularly petroleum and petroleum-based raw materials, are subject to escalation and could increase, which may materially adversely affect our business, financial condition and results of operations.

The cost of raw materials, including petroleum and petroleum-based raw materials such as resins, used in the production of our products, represents a significant portion of our direct manufacturing costs. Any fluctuations in the price of petroleum, or any other material used in the production of our products, may have a material adverse effect on our business, financial condition, and results of operations. Such price increases could reduce demand for our products. If we are not able to buy raw materials at fixed prices, or pass on price increases to our customers, we may lose orders or enter into orders with less favorable terms, either of which could have a material adverse effect on our business, financial condition, and results of operations.

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

We may be unable to protect our proprietary technology from infringement.

We rely on a combination of patents, trademarks, and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights. We enter into confidentiality agreements with suppliers, customers, employees, consultants and potential acquisition candidates as necessary to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or otherwise infringe on our intellectual property rights. We cannot assure that our competitors will not independently develop equivalent or superior know-how, trade secrets or production methods. Significant impairment of our intellectual property rights could harm our business or our ability to compete. For example, if we are unable to maintain the proprietary nature of our technologies, our profit margins could be reduced as competitors could more easily imitate our products, possibly resulting in lower prices or lost sales for certain products. In such a case, our business, financial condition and results of operations may be materially adversely affected.

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

In addition, we are dependent on a relatively small number of suppliers for cross-linked foam.  While we believe that we have developed strong relationships with these suppliers, any failure or delay by such suppliers in supplying us these necessary products could adversely affect our ability to manufacture and deliver products on a timely and competitive basis.

We are subject to a variety of federal, state and local laws and regulations, including health and safety laws and regulations, and the cost of complying, or our failure to comply, with such requirements could materially adversely affect our business, financial condition and results of operations.

We are subject to a variety of federal, state and local laws and regulations, including health and safety laws and regulations.  The risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our business. Despite our intention to comply with these laws and regulations, we cannot guarantee that we will at all times comply with all such requirements. Compliance with health and safety legislation and other regulatory requirements may prove to be more limiting and costly than we anticipate and may also increase substantially in future years. If we violate, or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. In addition, these requirements are complex, change frequently and may become more stringent over time, which could materially adversely affect our business, financial condition and results of operations.

Our products could infringe the intellectual property rights of others, which may lead to litigation that could itself be costly, result in the payment of substantial damages or royalties, and prevent us from using technology that is essential to our products.

We cannot guarantee that our products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert our management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:

•                  cease selling or using any of our products that incorporate the asserted intellectual property, which would adversely affect our revenues;

•                  pay substantial damages for past use of the asserted intellectual property;

•                  obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and/or

•                  redesign or rename, in the case of trademark claims, our products to avoid infringing the intellectual property rights of third parties, which may be costly and time-consuming, even if possible.

In the event of an adverse determination in an intellectual property suit or proceeding, or our failure to license essential technology, our sales could be harmed and our costs could increase, which could materially adversely affect our business, financial condition and results of operations.

Our Packaging segment may lose business if our customers shift their manufacturing offshore.

Historically, geography has been a large factor in the packaging business. Manufacturing and other companies shipping products typically buy packaging from companies that are relatively close to their manufacturing facilities to increase shipping efficiency and decrease costs. As many U.S. companies move their manufacturing operations overseas, particularly to the Far East and Mexico, the associated packaging business often follows. We have lost customers in the past and may lose customers again in the future as a result of customers moving their manufacturing facilities offshore, then hiring our competitors that operate packaging-production facilities perceived to be more territorially advantageous. As a result, our sales may suffer, which could have a material adverse effect upon our business, financial condition and results of operations.

Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs.

We use electricity and natural gas at our manufacturing facilities to operate our equipment. Over the past several years, prices for electricity and natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power, or a natural disaster, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally as well as an increase in the cost of our raw materials, of which many are petroleum-based. In addition, increased energy costs negatively impact our freight costs due to higher fuel prices. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a material adverse effect upon our business, financial condition and results of operations.

As a public company, we need to comply with the reporting obligations of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Act of 2010. If we fail to comply with the reporting obligations of these laws or if we fail to maintain adequate internal controls over financial reporting, our business, financial condition, and results of operations and investors’ confidence in us, could be materially and adversely affected.

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

Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.

In December 2013, we entered into a Credit Agreement with Bank of America, N.A., which provides for a $40 million revolving credit facility. This Credit Agreement contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, dispose of certain property, and make restricted payments. The Credit Agreement also requires us to meet certain financial ratios, including a minimum fixed-charge coverage ratio and a maximum total funded debt to EBITDA ratio. The breach of any of these covenants or restrictions could result in a default under the Credit Agreement, which could have a material adverse impact to our business, financial condition and results of operation.

We are also exposed to the risk of increasing interest rates as our revolving credit facility is at a variable interest rate. Any material changes in interest rates could result in higher interest expense and related payments for us.

Members of our board of directors and management who also are our stockholders exert significant influence over us.

Based on information made available to us, we believe that our executive officers, directors and their affiliates collectively owned approximately 17.5% of our outstanding shares of common stock as of March 7, 2014.  As a result, those stockholders may, if acting together, control or exert substantial influence over actions requiring stockholders’ approval, including elections of our directors, amendments to our certificate of incorporation, mergers, sales of assets or other business acquisitions or dispositions.

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

Further, certain provisions of our certificate of incorporation, bylaws, and Delaware law could delay or make more difficult a merger, tender offer or proxy contest involving us or, for a third party to acquire a majority of our outstanding voting common stock. These include provisions that classify our board of directors, limit the ability of stockholders to take action by written consent, call special meetings, remove a director for cause, amend the bylaws, or approve a merger with another company. In addition, our bylaws set forth advance notice procedures for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

On August 22, 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The new rule, which is effective for calendar 2013 and requires a disclosure report to be filed by May 31, 2014, requires companies to perform diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. We may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

ITEM 1B.                           UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                                    PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts	57,600	Company owned	Headquarters, fabrication, molding, test lab, clean room and engineering for the Component Products segment
Haverhill, Massachusetts	48,772	02/28/2018	Flame lamination for the Component Products segment
Byfield, Massachusetts	2,833	04/30/2014 (a)	Office space
Atlanta, Georgia	47,000	04/30/2017	Molding and engineering for the Component Products segment
Gainesville, Georgia	2,500	05/31/2014 (b)	Engineering and design for the Packaging segment
Huntsville, Alabama	9,000	06/30/2016	Engineering, design and fabrication for the Packaging segment
Grand Rapids, Michigan	255,260	Company owned	Fabrication, molding and engineering for the Component Products segment
Ventura, California	750	10/31/2014 (a)	Office space

Location	Square Feet	Lease Expiration Date	Principal Use
Rancho Dominguez, California	56,000	11/14/2017	Fabrication, molding and engineering for the Component Products segment
Denver, Colorado	18,270	Company owned	Fabrication, molding and engineering for the Component Products segment
Denver, Colorado	28,383	Company owned	Fabrication, molding and engineering for the Component Products segment
Raritan, New Jersey	67,125	02/28/2018	Fabrication, molding, test lab, clean-room and engineering for the Packaging segment
Kissimmee, Florida	49,400	Company owned	Fabrication, molding, test lab and engineering for the Packaging segment
El Paso, Texas	85,000	01/30/2017	Warehousing and fabrication for the Packaging segment
Glendale Heights, Illinois	78,913	07/31/2014 (c)	Fabricating, clean room, molding and engineering for the Packaging segment
Clinton, Iowa	60,000	Company owned	Molded fiber operations for the Packaging segment
Clinton, Iowa	62,000	Company owned	Molded fiber operations for the Packaging segment
Costa Mesa, California	22,933	12/31/2014	Fabrication, molding and engineering for the Component Product segment

(a)         The Company intends to renew this lease at commercially reasonable terms prior to the Lease Expiration Date.

(b)         This lease will not be renewed as this location will be merging into our Florida location.

(c)          This lease will not be renewed as this location will be merging into our Michigan location (see Item 9B for a description of this plant consolidation).

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

PART II

ITEM 5.                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

From July 8, 1996, until April 18, 2001, the Company’s common stock was listed on the NASDAQ National Market under the symbol “UFPT.” Since April 19, 2001, the Company’s common stock has been listed on the NASDAQ Capital Market. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2012 to December 31, 2013:

Fiscal Year Ended December 31, 2012	High	Low
First Quarter	$19.96	$13.94
Second Quarter	19.62	15.30
Third Quarter	18.50	15.87
Fourth Quarter	18.25	15.27

Fiscal Year Ended December 31, 2013	High	Low
First Quarter	$20.00	18.00
Second Quarter	20.49	18.06
Third Quarter	22.97	19.38
Fourth Quarter	26.18	21.86

Number of Stockholders

As of March 7, 2014, there were 82 holders of record of the Company’s common stock.

Due to the fact that many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2012 or 2013. The Company presently intends to retain all of its earnings to provide funds for the operation of its business and strategic acquisitions, although it would consider paying cash dividends in the future.  Any decision to pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, strategic plans, capital requirements, financial condition, provisions of the Company’s borrowing arrangements, applicable law and other factors the Company’s board of directors considers relevant.

ITEM 6.                                    SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report. The selected statements of operations data for the fiscal years ended December 31, 2013, 2012, and 2011, and the selected balance sheet data as of December 31, 2013 and 2012, are derived from our audited consolidated financial statements, which are included elsewhere in this Report. The selected statements of operations data for the years ended December 31, 2010 and 2009, and the balance sheet data at December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements not included in this Report.

Selected Consolidated Financial Data:

	Years Ended December 31
	(in thousands, except per share data)
Consolidated statement of operations data(1)	2013	2012	2011	2010	2009
Net sales	$139,223	$130,962	$127,244	$120,766	$99,231
Gross profit	40,649	38,185	36,245	34,616	26,719
Operating income	17,398	16,666	15,716	14,392	8,192
Net income attributable to UFP Technologies, Inc.	11,276	10,895	10,346	9,247	5,929
Diluted earnings per share	1.59	1.55	1.48	1.37	0.94
Weighted average number of diluted shares outstanding	7,105	7,028	6,999	6,749	6,294

(1)         See Note 19 to the consolidated financial statements for segment information.

	As of December 31
	(in thousands)
Consolidated balance sheet data	2013	2012	2011	2010	2009
Working capital	$56,510	$51,263	$48,575	$38,267	$27,702
Total assets	105,020	98,617	79,721	69,478	57,855
Short-term debt and capital lease obligations	976	1,550	581	654	623
Long-term debt and capital lease obligations, excluding current portion	2,867	8,314	5,639	6,847	7,502
Total liabilities	19,430	25,357	17,736	19,251	18,849
Stockholders’ equity	85,590	73,260	61,985	50,226	39,005

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

In 2013 the Company realized record net sales (including sales from Packaging Alternatives Corporation (“PAC”), which the Company acquired in 2012) of $139.2 million, which represents a 6.3% increase over 2012 net sales, and had another year of record profitability as operating income and net income increased 4.4% and 3.5%, respectively. Organic sales (total sales less sales from PAC) decreased 1.5%, primarily due to a 28% decline in sales to the military market due to government cuts in defense spending.  This decline was partially offset by increases in sales to the medical market and of molded fiber packaging product.

The Company’s strategy includes further organic growth and growth through strategic acquisitions.

Results of Operations

Net sales in the Company’s Component Products segment increased 5.7% to $93.2 million in 2013 from $88.2 million in 2012, primarily due to the acquired PAC operations, partially offset by weakness in sales to the military market due to cuts in government spending.  Operating income decreased 13.4% to $11.8 million in 2013 from $13.6 million in 2012, primarily due to the reduction in high gross margin military market sales.

Net sales in the Company’s Packaging segment increased 7.6% to $46.0 million in 2013 from $42.8 million in 2012.  The increase in sales primarily reflects a 21.3% increase in molded fiber packaging product driven in part by added production capacity in 2013, partially offset by a sales decline in foam packaging sales. Operating income increased 83.1% to $5.6 million in 2013 from $3.1 million in 2012.  The increase in operating income largely reflects the sales growth in molded fiber.  Additional details regarding the Company’s segment results of operations are described in Note 19 to the consolidated financial statements included in Item 8 of this Report.

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s consolidated statements of operations:

	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.8%	70.8%	71.5%
Gross profit	29.2%	29.2%	28.5%
Selling, general, and administrative expenses	16.7%	16.4%	16.8%
Gain on sale of fixed assets	0.0%	0.0%	-0.6%
Operating income	12.5%	12.8%	12.3%
Total other expenses, net	0.2%	0.1%	0.0%
Income before taxes	12.3%	12.7%	12.3%
Income tax expense	4.2%	4.4%	3.9%
Net income from consolidated operations	8.1%	8.3%	8.4%
Net income attributable to non-controlling interests	0.0%	0.0%	0.3%
Net income attributable to UFP Technologies, Inc.	8.1%	8.3%	8.1%

2013 Compared to 2012

Net sales increased 6.3% to $139.2 million for the year ended December 31, 2013, from net sales of $131.0 million in 2012.  The increase in net sales was primarily due to an additional $10.3 million in sales from PAC (Component Products Segment)—which were primarily to the medical market—as well as a 21.3% increase in sales of our molded fiber packaging product (Packaging Segment) due to increased demand for environmentally friendly packaging solutions.  Excluding sales at PAC, net sales decreased 1.5% largely due to a 28% decline in sales to the military market due to government cuts in defense spending.

Gross profit as a percentage of sales (“Gross Margin”) remained flat at 29.2% for the year ended December 31, 2013. As a percentage of sales, material and direct labor collectively decreased by 0.6% in 2013, due primarily to an improved book of business. This decrease was offset by an increase in overhead as a percentage of sales of 0.6% due largely to increased depreciation expense associated with new machinery.

Selling, General, and Administrative Expenses (“SG&A”) increased 7.9% to $23.2 million for the year ended December 31, 2013, from $21.5 million in 2012.  The increase in SG&A for the year ended December 31, 2013, is primarily due to increased SG&A at PAC (Component Products Segment). Excluding PAC, SG&A declined approximately $300,000, or 1.3% from 2012, primarily due to a reduction in incentive compensation of approximately $700,000 (both the Component Products and Packaging Segments) partially offset by an increase in professional fees of approximately $390,000 (both the Component Products and Packaging Segments) due to higher audit and compliance fees as well as increased expenses associated with the implementation of ERP software and an increase in net selling expenses of approximately $300,000 (both the Component Products and Packaging Segments) due largely to the investment in additional sales resources.  As a percentage of sales, SG&A increased slightly to 16.7% for the year ended December 31, 2013, from 16.4% for the same period in 2012. The slight increase in SG&A as a percentage of sales is primarily due to relatively fixed SG&A expenses measured against lower organic sales.

Interest expense net of interest income increased to approximately $205,000 for the year ended December 31, 2013, from net interest expense of approximately $90,000 in 2012. The increase in interest expense is primarily attributable to increased debt levels during the year associated with financing molded fiber equipment.

The Company recorded income tax expense as a percentage of income before income tax expense, of 34.4% and 34.3% for the years ended December 31, 2013 and 2012, respectively. The slight increase in the effective tax rate for the year ended December 31, 2013, is primarily attributable to higher anticipated state taxes.  The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at December 31, 2013. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term, if estimates of future taxable income during the carry-forward period are reduced.

2012 Compared to 2011

Net sales increased 2.9% to $131.0 million for the year ended December 31, 2012, from net sales of $127.2 million in 2011. The $3.8 million increase in sales was largely attributable to increased sales to the medical market of approximately $3.1 million (Component Products segment) as well as a $2.7 million increase in sales of molded fiber packaging reflecting increased demand for environmentally friendly packaging solutions (Component Products segment).  These sales increases were partially offset by a $5 million reduction in sales from the phase-out of a significant portion of an automotive program in the Southeast.

Gross Margin increased to 29.2% for the year ended December 31, 2012, from 28.5% in 2011. The increase in gross margin was primarily attributable to improved quality of our book of business relating to the sales increases in the medical market and of molded fiber packaging (as a percentage of sales, material, and direct labor collectively decreased by 0.9% in 2012).

SG&A increased slightly to $21.5 million for the year ended December 31, 2012, from $21.4 million in 2011. The slight increase in SG&A for the year ended December 31, 2012, was primarily due to increased compensation programs of approximately $100,000 (higher plant bonuses across both the Component Products and Packaging segments due to improved performance) and increased office and equipment depreciation expense of approximately $100,000 (due to ERP and other infrastructure computer hardware across both the Component Products and Packaging segments), partially offset by a reduction of approximately $100,000 in professional and consulting fees (prior year initiatives across both the Component Products and Packaging segments). As a percentage of sales, SG&A decreased to 16.4% for the year ended December 31, 2012 from 16.8% for the same period in 2011. The reduction in SG&A as a percentage of sales was primarily due to relatively flat SG&A expenses measured against higher sales.

Interest expense net of interest income increased to approximately $90,000 for the year ended December 31, 2012, from net interest expense of approximately $27,000 in 2011. The increase in interest expense was primarily attributable to lower interest earned on excess cash balances, as well as increased debt associated with financing molded fiber equipment.

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

The Company recorded income tax expense as a percentage of income before income tax expense, excluding net income attributable to non-controlling interests, of 34.3% and 31.3% for the years ended December 31, 2012, and 2011, respectively. The increase in the effective tax rate for the year ended December 31, 2012, was primarily attributable to the reversal in 2011 of approximately $385,000 in reserves previously established for uncertain tax benefits due to a favorable outcome on a concluded Federal Internal Revenue Service audit and the statute of limitations expiring on certain other federal income tax filings as well as increased deductions associated with domestic manufacturing.  The non-controlling interest previously held in UDT was not subject to corporate income tax, which also caused the effective tax rate to be lower in 2011 than 2012.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally-generated cash, but also has the ability to draw on additional cash through our credit facility, if necessary.

As of December 31, 2013, and 2012, working capital was approximately $56.5 million and $51.3 million, respectively. The increase in working capital is primarily attributable to an increase in cash of approximately $3.8 million generated through operating income; increased inventory of approximately $1.4 million due to the timing of raw materials purchases; and a decrease in accounts payable and accrued expenses of approximately $0.3 million due to the timing of payments of vendor invoices in the ordinary course of business; partially offset by a decrease in accounts receivable due to the timing of customer payments.

Net cash provided by operating activities in 2013 was approximately $16.1 million and primarily consisted of net income of approximately $11.3 million, plus depreciation and amortization of approximately $4.1 million and share-based compensation of approximately $0.9 million, partially offset by the net working capital increases noted above.

Net cash used in investing activities in 2013 was approximately $6.4 million and included approximately $5.8 million in additions to property, plant and equipment and $0.6 million in a holdback payment related to the acquisition of PAC.

Net cash used in financing activities was approximately $5.9 million and consisted primarily of principal repayments of long-term debt of approximately $6.6 million and payments of statutory withholding tax related to share-based compensation of approximately $1.1 million, partially offset by proceeds from long-term borrowings of approximately $0.6 million and excess tax benefits related to share-based compensation of approximately $0.8 million.

On December 2, 2013, the Company entered into an unsecured $40 million revolving credit facility with Bank of America, N.A. The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Company was in compliance with all covenants at December 31, 2013. The Company’s $40 million credit facility matures on November 30, 2018.

In conjunction with the execution of the new credit facility, the Company fully paid approximately $5.1 million in debt previously outstanding under the Company’s prior credit facility with Bank of America, N.A., which was terminated on December 2, 2013. As of December 31, 2013, the Company had no borrowings outstanding under the new credit facility.

On October 11, 2012, the Company entered into a loan agreement to finance the purchase of two new molded fiber machines.  The annual interest rate is fixed at 1.83%.  As of December 31, 2013, approximately $5.0 million had been advanced on the loan and the outstanding balance is approximately $3.8 million.  The loan will be repaid over a five-year term.  The loan is secured by the related molded fiber machines.

Commitments and Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2013 (in thousands):

		Payment Due By Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Equipment Loans	$3,843	$976	$2,008	$859	$—
Operating Leases	5,392	1,686	2,694	1,012	—
Debt interest	137	61	69	7	—
Supplemental Retirement	171	46	50	50	25
Total	$9,543	$2,769	$4,821	$1,928	$25

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above. The Company’s principal sources of funds are its operations and its revolving credit facility. Although the Company generated cash from operations in the year ended December 31, 2013, it cannot guarantee that its operations will generate cash in future periods. Subject to the Risk Factors set forth in Part I, Item 1A of this Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that cash flow from operations will provide us with sufficient funds in order to fund our expected operations over the next twelve months.

The Company does not believe inflation has had a material impact on its results of operations in the last three years.

Off-Balance-Sheet Arrangements

The Company had no off-balance-sheet arrangements in 2013, other than operating leases.

Critical Accounting Policies

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies, and litigation. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions, both in general and specifically in relation to the packaging and component product industries, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Report. The Company believes the following critical accounting policies necessitated that significant judgments and estimates be used in the preparation of its consolidated financial statements.

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

Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The Company’s reporting units include its Component Products segment, Packaging segment (excluding its Molded Fiber operation), and its Molded Fiber operation. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company assessed qualitative factors as of December 31, 2013, and determined that it was more likely than not that the fair value of its reporting units exceeded their respective carrying amounts.  Factors considered for each reporting unit included financial performance, forecasts and trends, market cap, regulatory and environmental issues, market analysis, recent transactions, macro-economic conditions, industry and market considerations, raw material costs, management stability, and the degree by which the fair value of each reporting unit exceeded its carrying value in 2010 when the Company last performed Step 1 of the goodwill impairment test, which requires a comparison of each reporting unit’s fair value to its carrying value (approximately $37 million or 161% and $7 million or 190% for the Component Products and Molded Fiber reporting units, respectively).  As a result of this assessment, Step 1 of the goodwill impairment test was not performed in 2013.

Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2013.

Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2013.

ITEM 7A.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2013, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. Interest under the Company’s credit facility with Bank of America, N.A. is based upon either the Prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes. However, as of December 31, 2013, the Company had no borrowings outstanding under the revolving credit facility, and the Company believes the market risk associated with the facility is minimal.

ITEM 8.                                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the company are listed under Part IV, Item 15, in this Report.

ITEM 9.                                    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2013, has been audited by Grant Thornton LLP, an independent registered public accounting firm, who also audited the Company’s consolidated financial statements. Grant Thornton’s attestation report on the Company’s internal control over financial reporting is included herein.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                           OTHER INFORMATION

Plant Consolidation

On January 7, 2014, the Company committed to move forward with a plan to cease operations at its Glendale Heights, Illinois plant and consolidate operations into its Grand Rapids, Michigan facility. The Company’s decision was in response to a pending significant increase in lease cost, declining sales at the Illinois facility, and significant anticipated savings as a result of the consolidation.

The Glendale Heights plant currently has approximately 50 employees, most of whom have been offered employment at other facilities and relocation assistance. Severance will also be available for those employees who remain with the Company through the transition.

The Company expects to incur approximately $1,150,000 in one-time expenses in connection with the consolidation, and to invest approximately $300,000 in building improvements in Grand Rapids. Included in the $1,150,000 amount above are approximately $350,000 of expenses the Company expects to incur relating to employee severance payments, approximately $550,000 in moving expenses and expenses associated with vacating the Glendale Heights building and approximately $250,000 in expenses in moving equipment within the Grand Rapids location. The Company does not expect to incur any lease separation costs as the completion of the move is expected to coincide with the expiration of the Glendale Heights lease at the end of July 2014. Total cash charges are estimated at $1,450,000. The Company expects annual cost savings of approximately $750,000 as a result of the plant consolidation.

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

PART IV

ITEM 15.                             EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a) (3)           Exhibits

See the Exhibit Index for a listing of exhibits, which are filed herewith or incorporated herein by reference to the location indicated

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date:	March 14, 2014	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 14, 2014
R. Jeffrey Bailly	President, and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Vice President,	March 14, 2014
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Kenneth L. Gestal	Director	March 14, 2014
Kenneth L. Gestal

/s/ David B. Gould	Director	March 14, 2014
David B. Gould

/s/ Thomas Oberdorf	Director	March 14, 2014
Thomas Oberdorf

/s/ Marc Kozin	Director	March 14, 2014
Marc Kozin

/s/ David K. Stevenson	Director	March 14, 2014
David K. Stevenson

/s/ Robert W. Pierce, Jr.	Director	March 14, 2014
Robert W. Pierce, Jr.

/s/ Lucia Luce Quinn	Director	March 14, 2014
Lucia Luce Quinn

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2013 and 2012

And for the Years Ended December 31, 2013, 2012 and 2011

With Reports of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UFP Technologies, Inc.

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UFP Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UFP Technologies, Inc.

We have audited the internal control over financial reporting of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 14, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 14, 2014

UFP TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$37,303	$33,480
Receivables, net	17,032	17,836
Inventories	11,048	9,695
Prepaid expenses	690	654
Refundable income taxes	1,537	1,713
Deferred income taxes	1,222	1,116
Total current assets	68,832	64,494
Property, plant, and equipment	64,574	59,569
Less accumulated depreciation and amortization	(39,067)	(36,251)
Net property, plant, and equipment	25,507	23,318
Goodwill	7,322	7,039
Intangible assets, net	1,346	2,084
Other assets	2,013	1,682
Total assets	$105,020	$98,617

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,081	$4,088
Accrued expenses	8,265	7,593
Current installments of long-term debt	976	1,550
Total current liabilities	12,322	13,231
Long-term debt, excluding current installments	2,867	8,314
Deferred income taxes	2,436	1,590
Retirement and other liabilities	1,805	2,222
Total liabilities	19,430	25,357
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; zero shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,900,683 shares in 2013 and 6,749,913 shares in 2012	69	67
Additional paid-in capital	20,291	19,239
Retained earnings	65,230	53,954
Total stockholders’ equity	85,590	73,260
Total liabilities and stockholders’ equity	$105,020	$98,617

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011

Net sales	$139,223	$130,962	$127,244
Cost of sales	98,574	92,777	90,999
Gross profit	40,649	38,185	36,245
Selling, general, and administrative expenses	23,240	21,531	21,367
Loss (gain) on sales of property, plant, and equipment	11	(12)	(838)
Operating income	17,398	16,666	15,716
Other expenses
Interest expense, net	205	90	27
Other, net	—	2	—
Total other expense	205	92	27
Income before income tax provision	17,193	16,574	15,689
Income tax expense	5,917	5,679	4,905
Net income from consolidated operations	11,276	10,895	10,784
Net income attributable to non-controlling interests	—	—	(438)
Net income attributable to UFP Technologies, Inc.	$11,276	$10,895	$10,346
Net income per share:
Basic	$1.65	$1.63	$1.60
Diluted	$1.59	$1.55	$1.48
Weighted average common shares:
Basic	6,824	6,679	6,476
Diluted	7,105	7,028	6,999

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013, 2012 and 2011

(In thousands)

			Additional		Non-	Total
	Common Stock		Paid-in	Retained	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at December 31, 2010	6,339	$63	$16,924	$32,713	$526	$50,226

Stock issued in lieu of compensation	3	—	55	—	—	55
Share-based compensation	69	1	1,088	—	—	1,089
Exercise of stock options net of shares presented for exercise	144	2	249	—	—	251
Net share settlement of restricted stock units and stock option tax w/h	—	—	(830)	—	—	(830)
Excess tax benefits on share-based compensation	—	—	700	—	—	700
Net income	—	—	—	10,346	438	10,784
Distribution to non-controlling interests	—	—	—	—	(290)	(290)

Balance at December 31, 2011	6,555	$66	$18,186	$43,059	$674	$61,985

Share-based compensation	62	—	860	—	—	860
Exercise of stock options net of shares presented for exercise	133	1	364	—	—	365
Net share settlement of restricted stock units and stock option tax w/h	—	—	(672)	—	—	(672)
Excess tax benefits on share-based compensation	—	—	831	—	—	831
Net income	—	—	—	10,895	—	10,895
Distribution to non-controlling interests	—	—	—	—	(674)	(674)
Investment in United Development Company Limited (Note 7)	—	—	(330)	—	—	(330)

Balance at December 31, 2012	6,750	$67	$19,239	$53,954	$—	$73,260

Share-based compensation	38	1	923	—	—	924
Exercise of stock options net of shares presented for exercise	113	1	190	—	—	191
Net share settlement of restricted stock units and stock option tax w/h			(879)	—	—	(879)
Excess tax benefits on share-based compensation	—	—	818	—	—	818
Net income	—	—	—	11,276	—	11,276

Balance at December 31, 2013	6,901	$69	$20,291	$65,230	$—	$85,590

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statement of Cash Flows

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income from consolidated operations	$11,276	$10,895	$10,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,084	2,928	2,781
Loss (gain) on sales of property, plant, and equipment	11	(12)	(838)
Share-based compensation	924	860	1,089
Stock issued in lieu of compensation	—	—	55
Deferred income taxes	740	610	452
Excess tax benefits on share-based compensation	(818)	(832)	(700)
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	804	(842)	(985)
Inventories	(1,353)	801	(1,714)
Prepaid expenses	(36)	(65)	476
Refundable income taxes	994	(695)	327
Accounts payable	(1,007)	384	507
Accrued expenses	1,272	2,143	(440)
Retirement and other liabilities	(417)	190	(12)
Other assets	(368)	(203)	(66)
Net cash provided by operating activities	16,106	16,162	11,716
Cash flows from investing activities:
Additions to property, plant, and equipment	(5,830)	(11,994)	(3,741)
Holdback payment related to the acquisition of Packaging Alternatives Corporation (PAC)	(600)	—	—
Redemption of cash value life insurance	37	—	—
Acquisition of PAC net of cash acquired	—	(3,596)	—
Proceeds from sale of property, plant, and equipment	1	86	1,223
Net cash used in investing activities	(6,392)	(15,504)	(2,518)
Cash flows from financing activities:
Distribution to United Development Company Partners (non-controlling interest)	—	(1,196)	(290)
Excess tax benefits on share-based compensation	818	832	700
Proceeds from the exercise of stock options, net of attestations	191	365	251
Principal repayment of long-term debt	(6,601)	(740)	(1,282)
Payment of statutory withholding for stock options exercised and restricted stock units vested	(879)	(672)	(830)
Proceeds from long-term borrowings	580	4,384	—
Net cash provided by (used in) financing activities	(5,891)	2,973	(1,451)
Net change in cash and cash equivalents	3,823	3,631	7,747
Cash and cash equivalents at beginning of year	33,480	29,849	22,102
Cash and cash equivalents at end of year	$37,303	$33,480	$29,849

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(1)                     Summary of Significant Accounting Policies

UFP Technologies, Inc. (“the Company”) is an innovative designer and custom converter of foams, plastics, composites and natural fiber products principally serving the medical, automotive, aerospace and defense, and packaging markets. The Company was incorporated in the State of Delaware in 1993.

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

(d)         Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued taxes and other liabilities are stated at carrying amounts that approximate fair value because of the short maturity of those instruments. The carrying amount of the Company’s long-term debt approximates fair value as the interest rate on the debt approximates the Company’s current incremental borrowing rate.

(e)          Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2013, and 2012, cash equivalents primarily consisted of money market accounts and certificates of deposit that are readily convertible into cash.

The Company maintains its cash in bank deposit accounts, money market funds, and certificates of deposit that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts, and does not believe it is exposed to any significant custodial credit risk on cash.  The Company’s main operating account with Bank of America exceeds federal depository insurance limit by approximately $32.3 million.

(f)            Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2013.

(g)         Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2013.

(h)         Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, if shorter.

Estimated useful lives of property, plant, and equipment are as follows:

Leasehold improvements	Shorter of estimated useful life or remaining lease term
Buildings and improvements	31.5 years
Machinery & Equipment	7 -10 years
Furniture, fixtures, computers & software	3 - 7 years

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

(i)            Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The Company’s reporting units include its Component Products segment, Packaging segment (excluding its Molded Fiber operation), and its Molded Fiber operation. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company assessed qualitative factors as of December 31, 2013, and determined that it was more likely than not that the fair value of its reporting units exceeded their respective carrying amounts.  Factors considered for each reporting unit included financial performance, forecasts and trends, market cap, regulatory and environmental issues, market analysis, recent transactions, macro-economic conditions, industry and market considerations, raw material costs, management stability, and the degree by which the fair value of each reporting unit exceeded its carrying value in 2010 when the Company last performed Step 1 of the goodwill impairment test, which requires a comparison of each reporting unit’s fair value to its carrying value (approximately $37 million or 161% and $7 million or 190% for the Component Products and Molded Fiber reporting units, respectively).  As a result of this assessment, Step 1 of the goodwill impairment test was not performed in 2013. Changes in the carrying amounts of goodwill (by segment) are as follows (in thousands):

	Goodwill
	Component Products Segment	Packaging Segment	Total
Balance - January 1, 2013	$5,021	$2,018	$7,039
PAC Acquisition - refinement of estimates in the initial purchase price allocation (see Note 18)	283	—	283
Balance - December 31, 2013	$5,304	$2,018	$7,322

(j)            Intangible Assets

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

Share-based compensation cost that has been charged against income for stock compensation plans is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Selling, general, and administrative expenses	$924	$860	$1,089

The compensation expense for stock options granted during the three-year period ended December 31, 2013, was determined as the fair value of the options using the Black Scholes valuation model.  2013 compensation expense for stock options granted prior to January 1, 2012 was determined as the fair value of the options using a lattice-based option valuation model.  The assumptions are noted as follows:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	34.0% - 50.0%	56.90%	54.8% to 73.3%
Expected dividends	None	None	None
Risk-free interest rate	0.4% - 0.7%	0.39%	0.9% to 2.9%
Exercise price	Closing price on date of grant	Closing price on date of grant	Closing price on date of grant
Expected term	3.3 to 5.0 years	5 years	4.6 to 7.7 years
Weighted-average grant-date fair value	$5.84	$7.72	$5.75

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term, and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The expected term is calculated based on the simplified method.

The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was approximately $280,000, $270,000, and $359,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

(m)       Deferred Rent

The Company accounts for escalating rental payments on a straight-line basis over the term of the lease.

(n)         Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales. Amounts charged to customers pertaining to these costs are included in net sales.

(o)         Research and Development

On a routine basis, the Company incurs costs related to research and development activity. These costs are expensed as incurred. Approximately $1.2 million, $1.3 million, and $1.2 million were expensed in the years ended December 31, 2013, 2012, and 2011, respectively.

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

(2)                     Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Interest	$210	$58	$127
Income taxes, net of refunds	$4,199	$4,960	$3,793

The purchase of substantially all of the assets of Packaging Alternatives Corporation in 2012 included consideration in the form of a holdback of $600,000 and a long-term note valued at $692,000.

(3)                     Receivables and Net Sales

Receivables consist of the following (in thousands):

	December 31,
	2013	2012
Accounts receivable—trade	$17,544	$18,331
Less allowance for doubtful receivables	(512)	(495)
	$17,032	$17,836

Receivables are written off against these reserves in the period they are determined to be uncollectible, and payments subsequently received on previously written-off receivables are recorded as a reversal of the bad debt provision.  The Company performs credit evaluations on its customers and obtains credit insurance on a large percentage of its accounts, but does not generally require collateral.  The Company recorded a provision for doubtful accounts of approximately $32,000 and $113,000 for the years ended December 31, 2013 and 2012, respectively.

(4)                     Inventories

Inventories consist of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$6,627	$6,260
Work in process	1,056	675
Finished goods	3,365	2,760
	$11,048	$9,695

(5)                     Other Intangible Assets

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2013 and 2012, are as follows (in thousands):

	Patents	Non- Compete	Customer List	Total
Estimated useful life	14 years	5 years	5 years
Gross amount at December 31, 2013	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2013	(429)	(249)	(963)	(1,641)
Net balance at December 31, 2013	$—	$263	$1,083	$1,346

Gross amount at December 31, 2012	$429	$512	$2,306	$3,247
Accumulated amortization at December 31, 2012	(429)	(156)	(578)	(1,163)
Net balance at December 31, 2012	$—	$356	$1,728	$2,084

Amortization expense related to intangible assets was approximately $478,000, $164,000 and $195,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Future amortization for the years ending December 31 will be approximately (in thousands):

2014	393
2015	318
2016	318
2017	317
Total:	$1,346

(6)                     Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Land and improvements	$840	$840
Buildings and improvements	12,576	8,773
Leasehold improvements	2,918	3,857
Machinery & Equipment	41,964	39,046
Furniture, fixtures, computers & software	4,903	4,202
Construction in progress—equipment	1,373	2,851
	$64,574	$59,569

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011, were approximately $3.6 million, $2.8 million and $2.6 million, respectively.

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

(8)                     Indebtedness

On December 2, 2013, the Company entered into an unsecured $40 million revolving credit facility with Bank of America, N.A. The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Company was in compliance with all covenants at December 31, 2013. The Company’s $40 million credit facility matures on November 30, 2018.

In conjunction with the execution of the new credit facility, the Company fully paid approximately $5.1 million in debt previously outstanding under the Company’s prior credit facility with Bank of America, N.A., which was terminated on December 2, 2013. As of December 31, 2013, the Company had no borrowings outstanding under the new credit facility.

On October 11, 2012, the Company entered into a loan agreement to finance the purchase of two new molded fiber machines.  The annual interest rate is fixed at 1.83%.  As of December 31, 2013, approximately $5.0 million had been advanced on the loan and the outstanding balance was approximately $3.8 million.  The loan will be repaid over a five-year term.  The loan is secured by the related molded fiber machines.

Long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
Equipment loans	3,843	4,225
Mortgage notes	—	4,726
Note payable	—	913
Total long-term debt	3,843	9,864
Current installments	(976)	(1,550)
Long-term debt, excluding current installments	$2,867	$8,314

Aggregate maturities of long-term debt are as follows (in thousands):

Year ending December 31:

2014	$976
2015	995
2016	1,013
2017	859
$3,843

(9)                     Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31
	2013	2012
Compensation	$2,568	$2,890
Benefits / self-insurance reserve	588	626
Paid time off	883	869
Commissions payable	503	355
Unrecognized tax benefits (see Note 10)	275	290
Customer deposit	1,427	—
Contingent note payable - PAC (see Note 18)	745	—
PAC purchase hold-back	—	600
Other	1,276	1,963
	$8,265	$7,593

(10)              Income Taxes

The Company’s income tax provision (benefit) for the years ended December 31, 2013, 2012 and 2011, consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$4,353	$4,301	$3,752
State	824	768	701
	5,177	5,069	4,453
Deferred:
Federal	641	699	396
State	99	(89)	56
	740	610	452
Total income tax provision	$5,917	$5,679	$4,905

At December 31, 2013, the Company had net operating loss carryforwards for federal income tax purposes of approximately $1.0 million, which are available to offset future taxable income and expire during the federal tax years ending December 31, 2019, through 2024. The future benefit of the federal net operating loss carryforwards will be limited to approximately $300,000 per year in accordance with Section 382 of the Internal Revenue Code.

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	2013	2012
Current deferred tax assets:
Reserves	$495	$383
Inventory capitalization	244	205
Compensation programs	204	245
Retirement liability	33	55
Equity-based compensation	246	228
Total current deferred tax assets	$1,222	$1,116

Long-term deferred tax assets / (liabilities):
Excess of book over tax basis of fixed assets	$(2,413)	$(1,688)
Goodwill	(827)	(751)
Intangible assets	—	(69)
Total long-term deferred tax liabilities	(3,240)	(2,508)
Net operating loss carryforwards	342	443
Deferred rent	46	67
Intangible assets	5	—
Compensation programs	411	408
Total long-term deferred tax assets	804	918
Net long-term deferred tax liabilities	$(2,436)	$(1,590)

The amounts recorded as deferred tax assets as of December 31, 2013 and 2012, represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company has total deferred tax assets of $2.0 million at December 31, 2013, that it believes are more likely than not to be realized in the carryforward period. Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34% to income before income tax expense as follows:

	Years Ended December 31,
	2013	2012	2011
Computed “expected” tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	3.6	2.7	3.4
Meals and entertainment	0.1	0.1	0.1
R&D credits	(1.0)	(0.1)	(0.4)
Domestic production deduction	(2.4)	(2.5)	(2.8)
Non-deductible ISO stock option expense	0.2	0.1	0.1
Unrecognized tax benefits	(0.1)	(0.2)	(2.4)
Income of non-controlling interests	—	—	(1.0)
Other	—	0.2	0.3
Effective tax rate	34.4%	34.3%	31.3%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company has not been audited by any state for income taxes with the exception of returns filed in Michigan which have been audited through 2004, and income tax returns filed in Massachusetts for 2005 and 2006, and Florida for 2007, 2008 and 2009 (which are currently being audited). The Company’s federal tax return for 2008 has been audited.  Federal and state tax returns for the years 2010 through 2012 remain open to examination by the IRS and various state jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) resulting from uncertain tax positions is as follows (in thousands):

	December 31,
	2013	2012
Gross UTB balance at beginning of fiscal year	$290	$320
Increases for tax positions of prior years	10	—
Reductions for tax positions of prior years	(25)	(30)
Gross UTB balance at end of fiscal year	$275	$290

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2013 and 2012, are $275,000 and $290,000, respectively, for each year.

At December 31, 2013 and 2012, there was no accrued interest or penalties on uncertain tax positions.

At December 31, 2013, all of the unrecognized tax benefits relate to tax returns of a specific state jurisdiction that are currently under examination. Accordingly, the Company expects a reduction of this amount during 2014, since the Company expects to resolve this examination in 2014.

(11)              Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute both basic and diluted income per share consisted of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Basic weighted average common shares outstanding during the year	6,824	6,679	6,476
Weighted average common equivalent shares due to stock options and restricted stock units	281	349	523
Diluted weighted average common shares outstanding during the year	7,105	7,028	6,999

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the years ended December 31, 2013, 2012 and 2011, the number of stock awards excluded from the computation was 78,908, 17,770 and 23,205, respectively.

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

Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule. At December 31, 2013, there were 110,000 options outstanding under the Employee Stock Option Plan. The plan expired on April 12, 2010.

Incentive Plan

In June 2003, the Company formally adopted the 2003 Incentive Plan (the “Plan”). The Plan was originally intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses. The Plan was amended effective June 4, 2008, to permit certain performance-based cash awards to be made under the Plan.  The Plan was further amended on June 8, 2011, to increase the maximum number of shares of common stock in the aggregate to be issued to 2,250,000.  The amendment also added appropriate language so as to enable grants of stock-based awards under the Plan to continue to be eligible for exclusion from the $1,000,000 limitation on deductibility under Section 162(m) of the Internal Revenue Code (the “Code”).  The Plan was further amended on March 7, 2013 to (i) prohibit the repricing of stock options or other equity awards without the consent of the Company’s shareholders, and (ii) prohibit the Company from buying out underwater stock options.

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

Through December 31, 2013, 1,102,098 shares of common stock have been issued under the 2003 Incentive Plan, none of which have been restricted. An additional 50,900 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies. The Company has also granted awards in the form of stock options under this Plan. Through December 31, 2013, 150,000 options have been granted and 106,250 options are outstanding.  At December 31, 2013, 958,252 shares or options are available for future issuance in the 2003 Incentive Plan.

Director Plan

Effective July 15, 1998, the Company adopted the 1998 Director Plan, which was amended and renamed, on June 3, 2009, the 2009 Non-Employee Director Stock Incentive Plan (the “Director Plan”).  The Director Plan was amended on March 7, 2013 to (i) prohibit the repricing of stock options or other equity awards without the consent of the Company’s shareholders, and (ii) prohibit the Company from buying out underwater stock options. The Director Plan, as amended, provides for the issuance of stock options and other equity-based securities of up to 975,000 shares to non-employee members of the Company’s board of directors.  At December 31, 2013, there were 251,250 options outstanding.  For the year ended December 31, 2013, 3,144 shares of common stock were issued and 198,278 shares remained available to be issued under the Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2012	493,888	$5.47
Granted	97,362	19.74
Exercised	(123,750)	3.36
Cancelled or expired	—	—
Outstanding December 31, 2013	467,500	$9.00	3.65	$7,584
Exercisable at December 31, 2013	368,751	$6.51	3.58	$6,900
Vested and expected to vest at December 31, 2013	467,500	$9.00	3.65	$7,584

During the years ended December 31, 2013, 2012 and 2011, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $2.1 million, $2.0 million and $2.2 million, respectively, and the total amount of consideration received from the exercise of these options was approximately $416,000, $506,000 and $344,000, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the year ended December 31, 2013; 26,662 shares (10,955 for options and 15,707 for taxes) were surrendered at an average market price of $20.54.  During the years ended December 31, 2012 and 2011, 22,161 shares were surrendered at an average market price of $18.01 and 20,492 shares were surrendered at an average market price of $17.64, respectively.

During the years ended December 31, 2013, 2012 and 2011, the Company recognized compensation expense related to stock options granted to directors and employees of approximately $214,000, $133,000 and $141,000, respectively.

On February 18, 2013, the Company’s Compensation Committee approved an award of $400,000 payable in shares of the Company’s common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Equity Incentive Plan. The shares were issued on December 17, 2013. The Company has recorded compensation expense of $400,000 for the year ended December 31, 2013. Stock compensation expense of $300,000 and $423,000 was recorded in 2012 and 2011, respectively, for similar awards.

On June 12, 2013, the Company issued 1,227 shares of unrestricted common stock to the non-employee members of the Company’s Board of Directors as part of their annual retainer for serving on the Board.  Based upon the closing price of $19.08 on June 12, 2013, the Company recorded compensation expense of $60,000 associated with the stock issuance for the year ended December 31, 2013. The Company recorded compensation expense of $60,000 in 2012 for a similar award.

Prior to January 1, 2012, it had been the Company’s practice to allow executive officers to take a portion of their earned bonuses in the form of the Company’s common stock. The value of the stock received by executive officers in lieu of cash bonuses, measured at the closing price of the stock on the date of grant was $55,000 for the year ended December 31, 2011.

The Company grants RSUs to its executive officers. The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company. Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s closing stock price, and is charged to expense ratably during the service period. No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested. The following table summarizes information about stock unit award activity during the year ended December 31, 2013:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2012	108,866	$8.77
Awarded	10,600	19.97
Shares distributed	(61,635)	6.67
Forfeited / Cancelled	(6,931)	13.23
Outstanding at December 31, 2013	50,900	$11.94

The Company recorded approximately $250,000, $368,000 and $464,000 in compensation expense related to these RSUs during the years ended December 31, 2013, 2012 and 2011, respectively.

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the year ended December 31, 2013; 22,089 shares were redeemed for this purpose at an average market price of $19.29. During the years ended December 31, 2012 and 2011, 25,684 and 30,920 shares were redeemed for this purpose at an average market price of $16.10 and $18.19, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2013, vest (in thousands):

	Options	Common Stock	Restricted Stock Units	Total
2014	$171	$—	$159	$330
2015	140	—	102	242
2016	127	—	53	180
2017	43	—	8	51
Total	$481	$—	$322	$803

Tax benefits totaling approximately $818,000, $831,000 and $700,000 were recognized as additional paid-in capital during the years ended December 31, 2013, 2012 and 2011, respectively, since the Company’s tax deductions exceeded the share-based compensation charge recognized for stock options exercised and RSUs vested.

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

(14)             Supplemental Retirement Benefits

The Company provides discretionary supplemental retirement benefits for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment. The Company recorded an expense of approximately $17,000, $32,000 and $6,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The present value of the supplemental retirement obligation has been calculated using an 8.5% discount rate, and is included in retirement and other liabilities. Total projected future cash payments for the years ending December 31, 2014 through 2018, are approximately $46,000, $25,000, $25,000, $25,000 and $25,000, respectively, and approximately $25,000 thereafter.

(15)              Commitments and Contingencies

(a)         Leases — The Company has operating leases for certain facilities that expire through 2018. Certain of the leases contain escalation clauses that require payments of additional rent, as well as increases in related operating costs.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2013, are as follows (in thousands):

Years Ending December 31,	Operating Leases
2014	$1,686
2015	1,353
2016	1,341
2017	921
2018	91
Total minimum lease payments	$5,392

Rent expense amounted to approximately $2.0 million, $2.4 million and $2.3 million in 2013, 2012 and 2011, respectively.

(b)         Legal — The Company is a defendant in various administrative proceedings that are being handled in the ordinary course of business.  In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(16)              Employee Benefit Plans

The Company maintains a profit sharing plan for eligible employees. Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals, as well as discretionary amounts determined by the Board of Directors, and amounted to approximately $800,000, $760,000 and $755,000 in 2013, 2012 and 2011, respectively.

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

The compensation withheld from Plan participants, together with gains or losses determined by the participants’ deferral elections is reflected as a deferred compensation obligation to participants, and is classified within retirement and other liabilities in the accompanying balance sheets. At December 31, 2013 and 2012, the balance of the deferred compensation liability totaled approximately $1.7 million and $1.4 million, respectively. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are reported within other assets in the accompanying balance sheets, and are accounted for based on the underlying cash surrender values of the policies, and totaled approximately $1.8 million and $1.4 million as of December 31, 2013 and 2012, respectively.

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

(18)              Acquisitions

On December 31, 2012, the Company acquired substantially all of the assets of Packaging Alternatives Corporation (“PAC”), a Costa Mesa, California-based foam fabricator, for $5.7 million.  PAC specialized in the fabrication of technical urethane foams primarily for the medical industry.  This acquisition brought to the Company further access and expertise in fabricating technical urethane foams, a more significant presence on the west coast and a seasoned management team.  The Company has leased the former PAC facility for a period of two years through December 31, 2014.

The following table summarizes the consideration paid and the acquisition date fair value of the assets acquired and liabilities assumed relating to the transaction (in thousands):

PAC Acquisition	December 31, 2012

Consideration:
Cash	$4,400
Purchase holdback	600
Contingent note payable, at present value	692
Fair value of total consideration transferred	$5,692
Acquisition costs (professional fees) included in SG&A	$57
Recognized amounts of identifiable assets acquired:
Cash	$804
Accounts receivable	1,375
Inventory	737
Other assets	54
Fixed assets	793
Non-compete	312
Customer list	1,277
Goodwill	841
Total identifiable net assets	6,193
Accounts payable	(312)
Accrued Expenses	(189)
Net assets acquired	$5,692

Due to a refinement of certain estimates made in the initial purchase price allocation, the Fixed assets, Customer list and Goodwill amounts noted above, were adjusted by approximately ($24,000), ($260,000) and $284,000, respectively, during the year ended December 31, 2013.

With respect to the acquisition of selected assets of PAC, the Company acquired gross accounts receivable of $1,405,000, of which it deemed $30,000 to be uncollectible.  It therefore recorded the accounts receivable at its fair market value of $1,375,000.  With respect to the non-compete and customer list intangible assets acquired from PAC, the weighted average amortization period is five years.  No residual balance is anticipated for any of the intangible assets.

Consideration for the net assets acquired includes a note payable to the Sellers in the amount of $800,000.  The note is to be paid two years from the acquisition date, contingent upon the Company’s ability to retain PAC’s largest customer through this date.  The note has been discounted to reflect imputed interest at 2% and a probability of payment of 95% and 90% for 2013 and 2012, respectively.

The goodwill recorded of $841,000 will be reflected as goodwill in the Company’s Component Products segment.  This amount approximates the amount of goodwill the Company expects to deduct for tax purposes.  The goodwill reflects the excess of consideration to be paid over the fair value of the net assets acquired, and represents the value of the workforce as well as synergies expected to be realized.

The Consolidated Statement of Operations for the year ended December 31, 2013 includes the following operating results for PAC (in thousands):

Year Ended
December 31,
2013
Sales	$10,253
Operating income	438

The following table contains the unaudited pro forma condensed consolidated statements of operations for the years ended December 31, 2012 and 2011, as if the PAC acquisition had occurred at the beginning of 2011 (in thousands):

	Years Ended December 31,
	2012 Proforma (Unaudited)	2011 Proforma (Unaudited)
Sales	$141,274	$137,617
Net income	11,559	10,948
Earnings Per Share:
Basic	$1.73	$1.69
Diluted	1.64	1.56

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

The accounting policies of the segments are the same as those described in Note 1.  Interest expense has been allocated based on operating results for each segment.

Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. The totals of the reportable segments’ revenues, net profits, and assets agree with the Company’s consolidated amounts contained in the audited financial statements. Revenues from customers outside of the United States are not material.

Sales to the top customer in the Company’s Component Products segment comprised 5.2%, 5.7% and 10.9% of that segment’s total sales and 3.5%, 3.8% and 7.2% of the Company’s total sales for the years ended December 31, 2013, 2012 and 2011, respectively. Sales to the top customer in the Company’s Packaging segment comprised 10.4%, 8.8% and 6.9% of that segment’s total sales and 3.4%, 2.9% and 2.3% of the Company’s total sales for the years ended December 31, 2013, 2012 and 2011, respectively.

The results for the Packaging segment include the operations of United Development Company Limited for the year ended 2011.

The Company presents cash and cash equivalents as unallocated assets.

Financial statement information by reportable segment is as follows (in thousands):

2013	Component Products	Packaging	Unallocated Assets	Total
Sales	$93,188	$46,035	$—	$139,223
Operating income	11,760	5,638	—	17,398
Total assets	30,001	37,716	37,303	105,020
Depreciation / Amortization	1,783	2,301	—	4,084
Capital expenditures	2,798	3,032	—	5,830
Interest expense, net	91	114	—	205
Goodwill	5,304	2,018	—	7,322

2012	Component Products	Packaging	Unallocated Assets	Total
Sales	$88,171	$42,791	$—	$130,962
Operating income	13,586	3,080	—	16,666
Total assets	34,502	30,635	33,480	98,617
Depreciation / Amortization	1,348	1,580	—	2,928
Capital expenditures	2,511	9,483	—	11,994
Interest expense, net	40	50	—	90
Goodwill	5,021	2,018	—	7,039

2011	Component Products	Packaging	Unallocated Assets	Total
Sales	$84,652	$42,592	$—	$127,244
Operating income	13,036	2,680	—	15,716
Total assets	27,169	22,703	29,849	79,721
Depreciation / Amortization	1,544	1,237	—	2,781
Capital expenditures	1,029	2,712	—	3,741
Interest expense, net	15	12	—	27
Goodwill	4,463	2,018	—	6,481

(20)              Building Sale

On January 13, 2011, United Development Company Limited (“UDT”) sold its Alabama facility (Packaging segment) for $1,250,000. The net book value of the asset at December 31, 2010, was approximately $384,000.  Selling expenses of approximately $38,000 were incurred.

(21)              Quarterly Financial Information (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share data):

Year Ended December 31, 2013	Q1	Q2	Q3	Q4
Net sales	$33,697	$35,832	$34,700	$34,993
Gross profit	8,902	10,719	10,162	10,865
Net income attributable to UFP Technologies, Inc.	2,030	2,982	2,887	3,377
Basic net income per share	0.30	0.44	0.42	0.49
Diluted net income per share	0.29	0.42	0.41	0.47

Year Ended December 31, 2012	Q1	Q2	Q3	Q4
Net sales	$31,952	$33,673	$31,967	$33,370
Gross profit	9,201	9,691	9,226	10,067
Net income attributable to UFP Technologies, Inc.	2,349	2,747	2,596	3,203
Basic net income per share	0.36	0.41	0.39	0.48
Diluted net income per share	0.33	0.39	0.37	0.45

(22)              Plant Consolidation

On September 18, 2012, the Company committed to move forward with a plan to close its Ventura (California) facility and consolidate operations into its Rancho Dominguez (California) and El Paso (Texas) facilities.  The Company incurred restructuring charges of approximately $400,000 in one-time, pre-tax expenses, most of which was paid in the fourth quarter of 2012, and committed to invest approximately $150,000 in building improvements.

(23)              Subsequent Events

Plant Consolidation

On January 7, 2014, the Company committed to move forward with a plan to cease operations at its Glendale Heights, Illinois plant and consolidate operations into its Grand Rapids, Michigan facility. The Company’s decision was in response to a pending significant increase in lease cost, declining sales at the Illinois facility, and significant anticipated savings as a result of the consolidation.

The Company expects to incur approximately $1,150,000 in one-time expenses in connection with the consolidation, and to invest approximately $300,000 in building improvements in Grand Rapids. Included in the $1,150,000 amount above are approximately $350,000 of expenses the Company expects to incur relating to employee severance payments, approximately $550,000 in moving expenses and expenses associated with vacating the Glendale Heights building and approximately $250,000 in expenses in moving equipment within the Grand Rapids location. Total cash charges are estimated at $1,450,000. The Company expects annual cost savings of approximately $750,000 as a result of the plant consolidation.

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2013, 2012 and 2011

Accounts receivable, allowance for doubtful accounts:

	2013	2012	2011
Balance at beginning of year	$495	$379	$343
Provision credited to expense	22	113	55
Recoveries, net of write-offs	(5)	3	(19)
Balance at end of year	$512	$495	$379

Exhibit Index

Number	Description of Exhibit

3.01

Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 15, 2004).

3.02

Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009).

3.03	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.03 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009).

4.01	Specimen Certificate for shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993).

4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.01 hereto).

4.03

Rights Agreement, dated as of March 20, 2009, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes as Exhibit A, the Form of Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Shares of Preferred Stock of UFP Technologies, Inc. (incorporated by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009).

10.01

1993 Combined Stock Option Plan, as amended (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the SEC on August 11, 1998). #

10.02	1993 Non-employee Director Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 33-76440)). #

10.03	Facility Lease between the Company and Raritan Associates (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993.

10.04

Facility Lease between the Company and Dana Evans d/b/a Evans Enterprises (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993.

10.05

Form of Indemnification Agreement for directors and officers of the Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993. #

10.06

Lease Amendment III to the Facility Lease between the Company and Ward Hill Realty Associates, LLC, successors in interest to Evans Enterprises of South Beach (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 13, 2002).

Number	Description of Exhibit

10.07

Facility Lease between Simco Automotive Trim, Inc. and Insite Atlanta, LLC (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.08

Form of Stock Unit Award Agreement (incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 10, 2006). #

10.09	Executive Non-qualified Excess Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, filed with the SEC on November 13, 2006), #

10.10

UFP Technologies, Inc. 2003 Incentive Plan, as amended (incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 10, 2013) #.

10.11

Promissory Note of United Development Company Limited in favor of Bank of America, N.A. dated May 22, 2007 (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the SEC on August 10, 2007).

10.12	Employment Agreement with R. Jeffrey Bailly dated October 8, 2007 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2007). #

10.13	Form of 2008 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report for the year ended December 31, 2007, filed with the SEC on March 27, 2008). #

10.14

Amendment to Facility Lease between the Company and Raritan Johnson Associates, LLC (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 27, 2008).

10.15

Fourth Amendment to Facility Lease between the Company and Ward Hill Realty Associates, LLC (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 27, 2008).

10.16	Form of CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.48 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2008). #

10.17	Form of 2009 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.50 to the Company’s Current Report on Form 8-K, filed with the SEC on March 2, 2009). #

10.18

2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 10, 2013). #

10.19

Lease Agreement dated July 29, 2009, between ProLogis and the Company (incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 12, 2009).

10.20

Form of 2010 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 30, 2010). #

10.21	Form of 2011 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.55 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2011). #

10.22	Amendment No. 1 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to Exhibit 10.56 to the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2011). #

Number	Description of Exhibit

10.23	Form of 2011 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.57 to the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2011). #

10.24	Form of 2012 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2012). #

10.25	Form of 2012 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.58 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2012). #

10.26

Facility Lease between the Company and East Group Properties, LLP (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 11, 2012).

10.27

Facility Lease between the Company and Susana Property Co. (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012).

10.28	Amendment No. 2 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, filed with SEC on February 22, 2013). #

10.29	Form of 2013 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K, filed with SEC on February 22, 2013). #

10.30	Form of 2013 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.64 to the Company’s Current Report on Form 8-K, filed with SEC on February 22, 2013). #

10.31	Form of 2014 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2014). #

10.32	Form of 2014 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2014). #

10.33	Credit Agreement between the Company and Bank of America, N.A., dated December 2, 2013. *

21.01	Subsidiaries of the Company. *

23.01	Consent of Grant Thornton LLP. *

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

Number	Description of Exhibit

101.CAL	XBRL Taxonomy Calculation Linkbase Document. *

101.LAB	XBRL Taxonomy Label Linkbase Document. *

101.PRE	XBRL Taxonomy Presentation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

*                 Filed herewith.

**          Furnished herewith.

#                 Indicates management contract or compensatory plan or arrangement.