Form 10-Q
period 2014-03-31
UFP TECHNOLOGIES INC
filed 2014-05-12
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2014

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

6,999,338 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of April 30, 2014.

UFP Technologies, Inc.

PART I:                FINANCIAL INFORMATION

ITEM 1:                FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,620	$37,303
Receivables, less allowance for doubtful accounts of $515 at March 31, 2014 and $512 at December 31, 2013	18,150	17,032
Inventories	12,177	11,048
Prepaid expenses	2,062	690
Refundable income taxes	949	1,537
Deferred income taxes	1,248	1,222
Total current assets	69,206	68,832
Property, plant, and equipment	65,951	64,574
Less accumulated depreciation and amortization	(40,079)	(39,067)
Net property, plant, and equipment	25,872	25,507
Goodwill	7,322	7,322
Intangible assets, net	1,227	1,346
Other assets	2,064	2,013
Total assets	$105,691	$105,020
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,648	$3,081
Accrued expenses	5,717	8,265
Current installments of long-term debt	980	976
Total current liabilities	11,345	12,322
Long-term debt, excluding current installments	2,620	2,867
Deferred income taxes	2,341	2,436
Retirement and other liabilities	1,525	1,805
Total liabilities	17,831	19,430
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; zero shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 6,996,838 at March 31, 2014 and 6,900,683 at December 31, 2013	70	69
Additional paid-in capital	20,498	20,291
Retained earnings	67,292	65,230
Total stockholders’ equity	87,860	85,590
Total liabilities and stockholders’ equity	$105,691	$105,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except share data)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net sales	$34,609	$33,697
Cost of sales	25,580	24,795
Gross profit	9,029	8,902
Selling, general & administrative expenses	5,834	5,946
Operating income	3,195	2,956
Interest expense, net	22	40
Income before income tax expense	3,173	2,916
Income tax expense	1,111	886
Net income	$2,062	$2,030

Net income per share:
Basic	$0.30	$0.30
Diluted	$0.29	$0.29
Weighted average common shares outstanding:
Basic	6,972	6,768
Diluted	7,148	7,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$2,062	$2,030
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,131	974
Share-based compensation	265	179
Excess tax benefit on share-based compensation	(563)	—
Deferred income taxes	(121)	(4)
Changes in operating assets and liabilities:
Receivables, net	(1,118)	(678)
Inventories	(1,129)	(836)
Prepaid expenses	(1,372)	(886)
Refundable income taxes	1,151	777
Other assets	(51)	(82)
Accounts payable	1,567	597
Accrued expenses	(2,548)	(2,031)
Retirement and other liabilities	(280)	75
Net cash (used in) provided by operating activities	(1,006)	115
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,377)	(1,252)
Holdback payment related to the acquisition of Packaging
Alternatives Corporation	—	(200)
Net cash used in investing activities	(1,377)	(1,452)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	580
Principal repayments of long-term debt	(243)	(386)
Proceeds from exercise of stock options, net of attestation	81	31
Excess tax benefit on share-based compensation	563	—
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(701)	(426)
Net cash used in financing activities	(300)	(201)
Net decrease in cash and cash equivalents	(2,683)	(1,538)
Cash and cash equivalents at beginning of period	37,303	33,480
Cash and cash equivalents at end of period	$34,620	$31,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)                   Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s 2013 Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2014, the condensed consolidated statements of income for the three-month periods ended March 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2014 and 2013, are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three-month period ended March 31, 2014, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014.

(2)                   Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Interest	$31	$39
Income taxes, net of refunds	$80	$115

During the three-month periods ended March 31, 2014, and 2013, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling approximately $203,000 and $0, respectively.

(3)                   Fair Value Accounting

The Company has financial instruments, such as accounts receivable, accounts payable, and accrued expenses, which are stated at carrying amounts that approximate fair value because of the short maturity of those instruments.  The carrying amount of the Company’s long-term debt approximates fair value as the interest rate on the debt approximates the estimated borrowing rate currently available to the Company.

(4)                   Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

The Company issues share-based payments through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2013.  The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Total share-based compensation expense	$265	$179

Share-based compensation for the three-month periods ended March 31, 2014, includes approximately $5,000 representing the fair value of the Company’s common stock granted during the quarter to a member of the Board of Directors.

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $70,000 and $55,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

The following is a summary of stock option activity under all plans for the three-month period ended March 31, 2014:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	467,500	$9.00
Granted	577	25.48
Exercised	(100,678)	2.82
Cancelled or expired	—	—
Outstanding at March 31, 2014	367,399	$10.72	3.84	$5,013
Exercisable at March 31, 2014	286,150	$8.53	3.87	$4,532
Vested and expected to vest at March 31, 2014	367,399	$10.72	3.84	$5,013

On March 12, 2014, the Company granted one of its directors, options to purchase 577 shares of its common stock at that day’s closing price of $25.48.  The compensation expense related to this grant was determined as the fair value of the options using the Black Scholes option pricing model based on the following assumptions:

Expected volatility	38.0%
Expected dividends	none
Risk free interest rate	0.7%
Expected term	5.0 years

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term, and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The weighted average grant date fair value of options granted during the three-month period ended March 31, 2014 was $8.67.

During the three-month periods ended March 31, 2014 and 2013, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $2.3 million and $100,000, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $284,000 and $31,000, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the three-months ended March 31, 2014, 25,094 shares (7,861 for options and 17,233 for taxes) were surrendered at an average market price of $25.84.

During the three-month periods ended March 31, 2014, and 2013, the Company recognized compensation expenses related to stock options granted to directors and employees of approximately $94,000 and $25,000, respectively.

On February 18, 2014, the Company’s Compensation Committee approved the award of $400,000 payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2014.  The Company recorded compensation expense associated with the award of $100,000 during the three-month period ended March 31, 2014.  In the three-month period ended March 31, 2013, the Company recorded $100,000 of compensation expense for a similar award.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the three-month period ended March 31, 2014:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Unvested at December 31, 2013	50,900	$11.94
Awarded	21,660	25.97
Shares vested	(30,253)	10.11
Forfeited / cancelled	—	—
Unvested at March 31, 2014	42,307	$12.04

During the three-month periods ended March 31, 2014, and 2013, the Company recorded compensation expense related to RSUs of approximately $66,000 and $54,000, respectively.

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the three-months ended March 31, 2014; 9,878 shares were redeemed for this purpose at an average market price of $25.88. During the three-months ended March 31, 2013, 22,089 shares were redeemed for this purpose at an average market price of $19.29.

At March 31, 2014, the Company had approximately $911,000 of unrecognized compensation expense which is expected to be recognized over a period of 4.0 years.

(5)                   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following at the stated dates (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$7,635	$6,627
Work in process	1,334	1,056
Finished goods	3,208	3,365
Total inventory	$12,177	$11,048

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

(7)                   Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding.  Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Weighted average common shares outstanding, basic	6,972	6,768
Weighted average common equivalent shares due to stock options and RSUs	176	320
Weighted average common shares outstanding, diluted	7,148	7,088

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would have been antidilutive.  For the three-month periods ended March 31, 2014, and 2013, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 577 and 64,337, respectively.

(8)                   Segment Reporting

The Company is organized based on the nature of the products and services that it offers. Under this structure, the Company produces products within two distinct segments: Component Products and Packaging. Within the Component Products segment, the Company primarily uses cross-linked polyethylene foam to provide customers in the medical, aerospace and defense, automotive, and packaging markets with engineered products for numerous purposes. Within the Packaging segment, the Company primarily uses polyethylene and polyurethane foams, sheet plastics, and pulp fiber to provide customers with cushion packaging for their products.

The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.  The Company evaluates the performance of its operating segments based on operating income.

Inter-segment transactions are uncommon and not material.  Therefore, they have not been reflected separately in the financial table below.  Revenues from customers outside of the United States are not material.  No customer comprised more than 10% of the Company’s consolidated revenues for the three-month period ended March 31, 2014.  All of the Company’s assets are located in the United States.  Unallocated assets consist of the Company’s cash balance. Financial statement information by reportable segment is as follows (in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Component Products $	Packaging $	Total UFPT $	Component Products $	Packaging $	Total UFPT $
Net sales	23,611	10,998	34,609	23,417	10,280	33,697
Operating income	2,443	752	3,195	2,815	141	2,956
Depreciation / amortization	498	633	1,131	445	529	974
Capital expenditures	372	1,005	1,377	756	496	1,252

(9)                     Other Intangible Assets

The carrying values of the company’s definite lived intangible assets as of March 31, 2014 and December 31, 2013, are as follows (in thousands):

	Patents	Non- Compete	Customer List	Total
Estimated useful life	14 years	5 years	5 years
Gross amount at March 31, 2014	$429	$512	$2,046	$2,987
Accumulated amortization at March 31, 2014	(429)	(272)	(1,059)	(1,760)
Net balance at March 31, 2014	$—	$240	$987	$1,227

Gross amount at December 31, 2013	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2013	(429)	(249)	(963)	(1,641)
Net balance at December 31, 2013	$—	$263	$1,083	$1,346

Amortization expense related to intangible assets was approximately $119,000 and $134,000 for the three-month periods ended March 31, 2014, and 2013, respectively.  Future amortization as of March 31, 2014 will be approximately as follows (in thousands):

Remainder of:
2014	$273
2015	318
2016	318
2017	318

Total	$1,227

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

The Company recorded a tax expense of approximately 35.0% of income before income tax expense for the three-month period ended March 31, 2014, compared to a tax expense of approximately 30.4% for the comparable three-month period in 2013.  The increase in the effective tax rate was a result of a retroactive application for a 2012 research and development credit which was recorded as a discrete event in the first quarter of 2013. Excluding this discrete event, the effective tax rate for the three months ended March 31, 2013, was also 35.0%.

(11)              Plant Consolidation

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

Through March 31, 2014, the Company has incurred approximately $90,000 for workforce training, severance and other infrastructure costs related to the plant consolidation.

ITEM 2:                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “plan,” “estimate,” and other expressions, which are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements.  Examples of forward-looking statements included in this report include, without limitation, statements regarding the anticipated financial performance and/or future business prospects of the Company, anticipated trends in the different markets in which the Company competes, expectations regarding the Company’s results of operations, financial condition and the sufficiency of the Company’s capital resources, statements regarding the Company’s capital expenditure plans and expansion of our business and anticipated advantages associated there with including the development of and investments in its molded fiber product line, expectations regarding the manufacturing capacity and efficiencies of the Company’s production equipment, anticipated advantages relating to the Company’s decision to consolidate our Glendale Heights, Illinois facility into our Grand Rapids, Michigan facility and the expected costs, savings and efficiencies associated therewith, expected methods of growth for the Company, expectations regarding the Company’s acquisition strategy, any indication that the Company may be able to sustain or increase its sales and earnings or sales and earnings growth rates and statements regarding the overall economy.

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

Overview

Using foams, plastics, composites, and natural fiber materials, UFP Technologies designs and manufactures a vast range of solutions primarily for the medical, aerospace and defense, automotive, and packaging markets.

The Company realized a 2.7% increase in year-to-date sales through March 31, 2014, compared to the same period in 2013, largely due to increases in sales to the automotive market, partially offset by sales declines in the military market. The Company was able to leverage this sales growth to generate an 8% increase in operating income for its first quarter.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Results of Operations

Segment Results

For the three-month period ended March 31, 2014, the sales and operating income for each of the Company’s operating segments fluctuated as follows (in thousands):

	Sales			Operating Income
	March 31,			March 31,
	2014	2013	Change	2014	2013	Change
Component Products	$23,611	$23,417	$194	$2,443	$2,815	$(372)
Packaging	10,998	10,280	718	752	141	611
Total	$34,609	$33,697	$912	$3,195	$2,956	$239

The increase in sales in the Component Products segment was primarily due to a 14% increase in sales to the automotive market, as discussed below.  The decrease in operating income within the Component Products segment was primarily due to a shift in product mix as well as the absorption of approximately $90,000 in costs associated with the consolidation of the Company’s Illinois and Michigan plants.

The increase in sales in the Packaging segment was primarily due to a 16% increase in sales of molded fiber packaging, as discussed below.   This sales increase was also the primary cause of the increase in Packaging segment operating income.

Further details regarding the Company’s segment results of operations are described in Note 8 to the consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Sales

Sales for the three-month period ended March 31, 2014 increased approximately 2.7% to $34.6 million from sales of $33.7 million for the same period in 2013.  The increase in sales for the three-month period ended March 31, 2014, is primarily due to an increase of approximately $800,000 in sales to the automotive market largely due to abnormally weak sales a year ago (Component Products segment) and an increase of approximately $600,000 in sales of molded fiber packaging (Packaging segment) due to continued demand for environmentally friendly packaging and the Company’s recent addition of production capacity. These increases were partially offset by a decline in sales to the military market of approximately $500,000.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 26.1% for the three-month period ended March 31, 2014, from 26.4% for the same period in 2013.  The decrease in gross margin for the three-month period ended March 31, 2014 is primarily due to higher depreciation costs as well as costs incurred in connection with the Illinois plant consolidation (see Note 11 to the Interim Condensed Consolidated Financial Statements).  As a percentage of sales, material and labor collectively declined 0.6% while overhead increased 1.1% (both the Component Products and Packaging segments).

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased approximately 1.9% to $5.8 million for the three-month period ended March 31, 2014, from $5.9 million for the same period in 2013.  As a percentage of sales, SG&A decreased to 16.9% for the three-month period ended March 31, 2014, from 17.6% for the same three-month period in 2013.  The decrease in SG&A as a percentage of sales for the three-month period ended March 31, 2014 is primarily due to the relatively fixed nature of SG&A expenses measured against higher sales.

Interest Expense

The Company had net interest expense of approximately $22,000 for the three-month period ended March 31, 2014, compared to net interest expense of approximately $41,000 in the same period of 2013.  The decrease in interest expense for the three-month period ended March 31, 2014, is primarily due to a lower average debt balance as a result of the Company’s repayment of term loans in conjunction with the execution of a new revolving credit facility in the fourth quarter of 2013.

Income Taxes

The Company recorded a tax expense of approximately 35.0% of income before income tax expense for the three-month period ended March 31, 2014, compared to a tax expense of approximately 30.4% for the comparable three-month period in 2013.  The increase in the effective tax rate was due to a retroactive application for a 2012 research and development credit which was recorded as a discrete event in the first quarter of 2013. Excluding this discrete event, the effective tax rate for the three months ended March 31, 2013 was 35.0%.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities. Working capital as of March 31, 2014 was $57.9 million.

Cash Flows

Net cash used in operations for the three-month period ended March 31, 2014 was approximately $1.0 million, primarily as a result of an increase in net receivables of approximately $1.1 million driven by increased sales, an increase in inventory of approximately $1.1 million primarily due to the timing of raw materials purchases, an increase in prepaid expenses of approximately $1.4 million primarily due to the prepayment of insurance premiums and a decrease in accrued expenses of approximately $2.5 million due to payments for 2013 year-end bonuses, annual profit sharing contributions and sales commissions. These cash outflows were partially offset by net income generated of approximately $2.1 million, a reduction in refundable income taxes of approximately $1.2 million and an increase in accounts payable of approximately $1.6 million due to the timing of vendor payments in the ordinary course of business.

Net cash used in investing activities during the three-month period ended March 31, 2014, was approximately $1.4 million and was primarily the result of additions of manufacturing machinery and equipment.

Net cash used in financing activities was approximately $300,000 in the three-month period ended March 31, 2014, representing cash used to service term debt of approximately $200,000 and to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $700,000, partially offset by excess tax benefits on share-based comp of approximately $600,000.

Outstanding and Available Debt

The Company maintains an unsecured $40 million revolving credit facility with Bank of America, N.A. The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Company’s $40 million credit facility matures on November 30, 2018.

As of March 31, 2014, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all covenants under the credit facility.

In 2012, the Company financed the purchase of two molded fiber machines through five-year term loans which mature in September 2017.  The annual interest rate is fixed at 1.83% and the loans are secured by the related molded fiber machines. As of March 31, 2014, the outstanding balance of the term loans is approximately $3.6 million.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations.  The Company’s principal sources of funds are its operations and its revolving credit facility.  The Company used cash of approximately $1.0 million in operations during the three-month period ended March 31, 2014 and cannot guarantee that its operations will generate cash in future periods. The Company expects its future cash flows from operations could be impacted by the state of the credit markets and the overall economy and the Company’s production rates.

Throughout 2014, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants.  The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business.  The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financing and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

Commitments, Contractual Obligations, and Off-Balance Sheet Arrangements

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance-Sheet Arrangements

The Company had no off-balance-sheet arrangements during the three-month period ended March 31, 2014, other than operating leases.

ITEM 3:                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4:                                   CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in SEC Rule 13a-15(e) or 15d-15(e)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:                                OTHER INFORMATION

ITEM 1A:                          RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 6:                                   EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*                                         Filed herewith.

**                                  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: May 12, 2014	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly
Chairman, Chief Executive Officer,
President, and Director
(Principal Executive Officer)

Date: May 12, 2014	By: /s/ Ronald J. Lataille
Ronald J. Lataille
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*                                         Filed herewith.

**                                  Furnished herewith.