Form 10-Q
period 2014-06-30
UFP TECHNOLOGIES INC
filed 2014-08-08
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non—accelerated filer ☐	Smaller reporting company ☐
[Do not check if a smaller reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐;  No ☒

7,054,173 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of August 1, 2014.

UFP Technologies, Inc.

PART I:                                                 FINANCIAL INFORMATION

ITEM 1:                                               FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,960	$37,303
Receivables, less allowance for doubtful accounts of $473 at June 30, 2014 and $512 at December 31, 2013	17,622	17,032
Inventories	13,429	11,048
Prepaid expenses	1,681	690
Refundable income taxes	1,625	1,537
Deferred income taxes	1,256	1,222
Total current assets	67,573	68,832
Property, plant, and equipment	68,546	64,574
Less accumulated depreciation and amortization	(40,755)	(39,067)
Net property, plant, and equipment	27,791	25,507
Goodwill	7,322	7,322
Intangible assets, net	1,114	1,346
Other assets	5,084	2,013
Total assets	$108,884	$105,020
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,161	$3,081
Accrued expenses	6,834	8,265
Current installments of long-term debt	985	976
Total current liabilities	11,980	12,322
Long-term debt, excluding current installments	2,372	2,867
Deferred income taxes	2,245	2,436
Retirement and other liabilities	1,589	1,805
Total liabilities	18,186	19,430
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; zero shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 7,054,173 at June 30, 2014 and 6,900,683 at December 31, 2013	71	69
Additional paid-in capital	21,475	20,291
Retained earnings	69,152	65,230
Total stockholders’ equity	90,698	85,590
Total liabilities and stockholders’ equity	$108,884	$105,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$34,025	$35,832	$68,634	$69,529
Cost of sales	24,549	25,113	50,050	49,908
Gross profit	9,476	10,719	18,584	19,621
Selling, general & administrative expenses	6,466	6,075	12,290	12,021
Restructuring costs	234	—	324	—
(Gain) loss on sale of fixed assets	(12)	11	(12)	11
Operating income	2,788	4,633	5,982	7,589
Interest expense, net	(27)	(45)	(48)	(85)
Other income, net	100	—	100	—
Income before income tax expense	2,861	4,588	6,034	7,504
Income tax expense	1,001	1,606	2,112	2,492
Net income	$1,860	$2,982	$3,922	$5,012

Net income per share:
Basic	$0.27	$0.44	$0.56	$0.74
Diluted	$0.26	$0.42	$0.55	$0.71
Weighted average common shares outstanding:
Basic	7,025	6,798	6,999	6,783
Diluted	7,168	7,090	7,160	7,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$3,922	$5,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,247	1,977
(Gain) loss on sale of fixed assets	(12)	11
Share-based compensation	730	507
Excess tax benefit on share-based compensation	(834)	(8)
Deferred income taxes	(225)	(7)
Changes in operating assets and liabilities:
Receivables, net	(590)	(826)
Inventories	(2,381)	(1,196)
Prepaid expenses	(991)	(540)
Refundable income taxes	746	1,714
Other assets	(103)	(106)
Accounts payable	1,080	(108)
Accrued taxes and other expenses	(1,431)	(1,559)
Retirement and other liabilities	(216)	203
Net cash provided by operating activities	1,942	5,074
Cash flows from investing activities:
Additions to property, plant, and equipment	(4,309)	(3,545)
Escrow deposit for Texas building purchase (See Note 12)	(2,968)	—
Holdback payment related to the acquisition of Packaging Alternatives Corporation	—	(200)
Proceds from sale of fixed assets	22	5
Net cash used in investing activities	(7,255)	(3,740)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	580
Principal repayments of long-term debt	(486)	(770)
Proceeds from exercise of stock options, net of attestation	323	65
Excess tax benefit on share-based compensation	834	8
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(701)	(426)
Net cash used in financing activities	(30)	(543)
Net (decrease) increase in cash and cash equivalents	(5,343)	791
Cash and cash equivalents at beginning of period	37,303	33,480
Cash and cash equivalents at end of period	$31,960	$34,271

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

The condensed consolidated balance sheet as of June 30, 2014, the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2014, and 2013, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014, and 2013 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three- and six-month periods ended June 30, 2014, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014.

(2)                     Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Interest	$47	$86
Income taxes, net of refunds	$1,589	$645

During the six-month periods ended June 30, 2014, and 2013, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling approximately $352,000 and $0, respectively.

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

The Company issues share-based payments through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2013.  The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Total share-based compensation expense	$465	$328	$730	$507

Share-based compensation for the three-month periods ended June 30, 2014 and 2013 includes approximately $122,000 and $60,000, respectively, representing the fair value of the Company’s common stock granted during the quarter to the Board of Directors.  Share-based compensation for the six-month periods ended June 30, 2014 and 2013 includes approximately $127,000 and $60,000, respectively, representing the fair value of the Company’s common stock granted during the period to the Board of Directors.

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $145,000 and $106,000 for the three-month periods ended June 30, 2014, and 2013, respectively, and $215,000 and $157,000 for the six-month periods ended June 30, 2014, and 2013, respectively.

The following is a summary of stock option activity under all plans for the six-month period ended June 30, 2014:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	467,500	$9.00
Granted	30,193	25.05
Exercised	(159,336)	4.23
Cancelled or expired	—	—
Outstanding at June 30, 2014	338,357	$12.67	4.31	$3,892
Exercisable at June 30, 2014	249,608	$9.95	4.45	$3,545
Vested and expected to vest at June 30, 2014	338,357	$12.67	4.31	$3,892

On March 12, 2014, the Company granted one of its directors options to purchase 577 shares of its common stock at that day’s closing price of $25.48.  On June 11, 2014, the Company granted options to certain employees and directors for the purchase of 15,000 shares and 14,616 shares, respectively, of common stock at that day’s closing price of $25.04.  The compensation expense related to these grants was determined as the fair value of the options using the Black Scholes option pricing model based on the following assumptions:

Expected volatility	32.8% to 37.9%
Expected dividends	None
Risk free interest rate	0.7% to 0.8%
Expected term	3.8 to 5.0 years

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term, and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The weighted average grant date fair value of options granted during the six-month period ended June 30, 2014 was $7.47.

During the six-month periods ended June 30, 2014, and 2013, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $3.4 million and $155,000, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $675,000 and $65,000, respectively.  At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the six-months ended June 30, 2014, 31,310 shares (14,077 for options and 17,233 for taxes) were surrendered at an average market price of $25.47.

During the three-month periods ended June 30, 2014, and 2013, the Company recognized compensation expenses related to stock options granted to directors and employees of approximately $172,000 and $100,000, respectively.  During the six-month periods ended June 30, 2014, and 2013, the Company recognized compensation expenses related to stock options granted to directors and employees of approximately $267,000 and $125,000, respectively.

On February 18, 2014, the Company’s Compensation Committee approved the award of $400,000, payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2014.  The Company recorded compensation expense associated with the award of $100,000 and $200,000, respectively, during both the three- and six-month periods ended June 30, 2014 and 2013.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the six-month period ended June 30, 2014:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Unvested at December 31, 2013	50,900	$11.94
Awarded	22,338	25.94
Shares vested	(30,253)	10.11
Forfeited / cancelled	—	—
Unvested at June 30, 2014	42,985	$17.70

During the three- and six-month periods ended June 30, 2014, the Company recorded compensation expense related to RSUs of approximately $70,000 and $136,000, respectively.  The Company recorded compensation expense of approximately $68,000 and $122,000, respectively, for the same periods of 2013.

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares.  During the six-month periods ended June 30, 2014 and 2013, 9,878 and 22,089 shares were surrendered at an average market price of $25.88 and $19.29, respectively.

At June 30, 2014, the company had approximately $1.0 million of unrecognized compensation expense which is expected to be recognized over a period of 4.0 years.

(5)                     Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following at the stated dates (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$8,296	$6,627
Work in process	1,248	1,056
Finished goods	3,885	3,365
Total inventory	$13,429	$11,048

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding, basic	7,025	6,798	6,999	6,783
Weighted average common equivalent shares due to stock options and RSUs	143	292	161	306
Weighted average common shares outstanding, diluted	7,168	7,090	7,160	7,089

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would have been antidilutive.  For both the three- and six-month periods ended June 30, 2014, the number of stock awards excluded from the computation of diluted earnings per share was 30,193. For both the three- and six-month periods ended June 30, 2013, the number of stock awards excluded from the computation of diluted earnings per share was 77,362.

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

Inter-segment transactions are uncommon and not material.  Therefore, they have not been reflected separately in the financial table below.  Revenues from customers outside of the United States are not material.  No customer comprised more than 10% of the Company’s consolidated revenues for the three-month period ended June 30, 2014.  All of the Company’s assets are located in the United States.  Unallocated assets consist of the Company’s cash balance and unallocated operating income consists of restructuring costs. Financial statement information by reportable segment is as follows (in thousands):

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
	Component Products $	Packaging $	Unallocated $	Total UFPT $	Component Products $	Packaging $	Unallocated $	Total UFPT $
Net sales	23,888	10,137	—	34,025	24,827	11,005	—	35,832
Operating income	2,429	593	(234)	2,788	3,217	1,416	—	4,633
Depreciation / amortization	481	635	—	1,116	463	540	—	1,003
Capital expenditures	2,022	909	—	2,931	196	2,097	—	2,293

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
	Component Products $	Packaging $	Unallocated $	Total UFPT $	Component Products $	Packaging $	Unallocated $	Total UFPT $
Net sales	47,499	21,135	—	68,634	47,659	21,870	—	69,529
Operating income	4,872	1,434	(324)	5,982	5,958	1,631	—	7,589
Depreciation / amortization	979	1,268	—	2,247	908	1,069	—	1,977
Capital expenditures	2,395	1,914	—	4,309	948	2,597	—	3,545
Total assets	32,582	44,342	31,960	108,884	34,707	32,946	34,272	101,925

(9)                     Other Intangible Assets

The carrying values of the company’s definite lived intangible assets as of June 30, 2014, and December 31, 2013, are as follows (in thousands):

	Patents	Non- Compete	Customer List	Total
Estimated useful life	14 years	5 years	5 years
Gross amount at June 30, 2014	$429	$512	$2,046	$2,987
Accumulated amortization at June 30, 2014	(429)	(294)	(1,150)	(1,873)
Net balance at June 30, 2014	$—	$218	$896	$1,114

Gross amount at December 31, 2013	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2013	(429)	(249)	(963)	(1,641)
Net balance at December 31, 2013	$—	$263	$1,083	$1,346

Amortization expense related to intangible assets was approximately $113,000 and $105,000 for the three-month periods ended June 30, 2014, and 2013, respectively, and $232,000 and $239,000 for the six-month periods ended June 30, 2014, and 2013.  The estimated remaining amortization expense as of June 30, 2014 is as follows (in thousands):

Remainder of:
2014	$160
2015	318
2016	318
2017	318
Total	$1,114

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

The Company recorded a tax expense of approximately 35.0% of income before income tax expense for the three-month periods ended June 30, 2014 and 2013, respectively.  The Company recorded a tax expense of approximately 35.0% of income before income tax expense for the six-month period ended June 30, 2014, compared to a tax expense of approximately 33.2% for the comparable six-month period in 2013. The increase in the effective tax rate was a result of a retroactive application for a 2012 research and development credit which was recorded as a discrete event in the first quarter of 2013. Excluding this discrete event, the effective tax rate for the six- months ended June 30, 2013 was also approximately 35.0%.

(11)              Plant Consolidation

On January 7, 2014, the Company committed to move forward with a plan to cease operations at its Glendale Heights, Illinois plant and consolidate operations into its Grand Rapids, Michigan, facility. The Company’s decision was in response to a pending significant increase in lease cost, declining sales at the Illinois facility, and significant anticipated savings as a result of the consolidation.

The Company expects to incur approximately $1,150,000 in one-time expenses in connection with the consolidation, and to invest approximately $300,000 in building improvements in Grand Rapids. Included in the $1,150,000 amount above are approximately $350,000 of expenses the Company expects to incur relating to employee severance payments, approximately $550,000 in moving expenses and expenses associated with vacating the Glendale Heights building, and approximately $250,000 in expenses in moving equipment within the Grand Rapids location. Total cash charges are estimated at $1,450,000. The Company expects annual cost savings of approximately $750,000 as a result of the plant consolidation.

The Company has recorded the following restructuring costs associated with the plant consolidation for the three and six-month periods ended June 30, 2014 (in thousands):

Restructuring Costs	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Employee severance payments	$14	$25
Relocation costs	106	115
Workforce training costs	65	113
Grand Rapids plant infrastructure costs	49	71

Total restructuring costs	$234	$324

The Company also incurred approximately $131,000 for the three- and six-month periods ended June 30, 2014, in related capital improvements at its Grand Rapids facility.

(12)              Subsequent Events

Plant Consolidation

On July 16, 2014, the Company committed to move forward with a plan to cease operations at its Costa Mesa, California plant and consolidate operations into its Rancho Dominguez, California facility and other UFP facilities. The Company’s decision was in response to the December 31, 2014 expiration of the lease on the Costa Mesa facility as well as the close proximity of the two properties. The Company expects the activities related to this consolidation to be completed on or before December 31, 2014.

The Company expects to incur approximately $535,000 in one-time expenses in connection with the consolidation. Included in the $535,000 amount above are approximately $50,000 of expenses the Company expects to incur relating to employee severance payments, approximately $465,000 in moving expenses and expenses associated with vacating the Costa Mesa property and approximately $20,000 in expenses in moving equipment within the Rancho Dominguez location. The Company does not expect to incur any lease separation costs as the completion of the move is expected to coincide with the expiration of the Costa Mesa lease. Total cash charges are estimated at $535,000. The Company expects annual cost savings of approximately $550,000 as a result of the plant consolidation.

Building Purchase

On July 1, 2014, the Company completed the purchase of a new facility in El Paso, Texas, for approximately $3.0 million.  The Company plans for the new facility to house the Company’s current Texas foam and medical packaging business and to provide capacity to expand its molded fiber operations.  The expansion will include two additional manufacturing lines that are expected to be operational by the first quarter of 2015.

ITEM 2:                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

This report contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995 and releases issued by the Securities and Exchange Commission.  The words “believe,”  “expect,”  “anticipate,” “intend,” “plan,” “estimate,” and other expressions, which are predictions of or indicate future events and trends and that do not relate to historical matters, identify forward-looking statements.  Examples of forward-looking statements included in this report include, without limitation, statements regarding the anticipated financial performance and/or future business prospects of the Company, anticipated trends in the different markets in which the Company competes, expectations regarding the Company’s results of operations, financial condition and the sufficiency of the Company’s capital resources, statements regarding the Company’s capital expenditure plans and expansion of our business and anticipated advantages associated therewith, including the development of and investments in its molded fiber product line, expectations regarding the manufacturing capacity and efficiencies of the Company’s production equipment, anticipated advantages relating to the Company’s decisions to consolidate its Midwest and California facilities and the expected costs, savings and efficiencies associated therewith, expected methods of growth for the Company, expectations regarding the Company’s acquisition strategy, any indication that the Company may be able to sustain or increase its sales and earnings or sales and earnings growth rates and statements regarding the overall economy.

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

The Company realized a 1.3% decrease in year-to-date sales through June 30, 2014, compared to the same period in 2013, largely due to a 19% reduction in sales to the aerospace and defense market due to continued cuts in government spending. This decline in sales, combined with higher overhead costs and approximately $324,000 in restructuring costs resulted in a 21.2% decrease in operating income for the six-month period ended June 30, 2014.  The Company anticipates improved sales to the aerospace and defense market in the second half of 2014 based on customer forecasts but also expects to incur additional restructuring charges associated with the previously announced plant consolidations in the Midwest and in California.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Results of Operations

Sales

Sales for the three-month period ended June 30, 2014, decreased approximately 5.0% to $34.0 million from sales of $35.8 million for the same period in 2013.  Sales for the six-month period ended June 30, 2014, decreased approximately 1.3% to $68.6 million from sales of $69.5 million for the same period in 2013.  The decrease in sales for the three-month period ended June 30, 2014, is primarily due to a 25.1% sales decline in the aerospace and defense market (both segments) due to continued cuts in government spending and a 16.2% decline in sales to the automotive market (Component Products segment) due largely to customer plant shutdowns.  The decrease in sales for the six-month period ended June 30, 2014, is primarily due to a 19.2% sales decline in the aerospace and defense market (both segments) due to continued cuts in government spending partially offset by a 9.1% increase in sales of molded fiber packaging (Packaging segment) due to continued demand for environmentally friendly packaging and the Company’s recent addition of production capacity.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 27.9% for the three-month period ended June 30, 2014, from 29.9% for the same period in 2013.  This decrease is primarily due to the impact of the sales decrease discussed above measured against fixed overhead, higher depreciation costs and increased employee health care costs. As a percentage of sales, material, and labor collectively declined 0.2% while overhead increased 2.3% (both segments).

Gross profit as a percentage of sales decreased to 27.1% for the six-month period ended June 30, 2014, from 28.2% in the same period of 2013.  This decrease is primarily due to the impact of the sales decrease discussed above measured against fixed overhead, higher depreciation costs and increased employee health care costs.  As a percentage of sales, material, and labor collectively declined 0.4% while overhead increased 1.5% (both segments).

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 6.4% to $6.5 million for the three-month period ended June 30, 2014, from $6.1 million for the same period in 2013.  SG&A increased approximately 2.2% to $12.3 for the six-month period ended June 30, 2014, from $12.0 million in the same period in 2013.  The increase in SG&A for the three-month period ended June 30, 2014 is primarily due to higher depreciation costs of approximately $55,000 largely associated with the Company’s new Enterprise Resource Planning (“ERP”) software system, increased bad debt expense of approximately $90,000 largely due to one large account write-off and increased director compensation of approximately $125,000. The slight increase for the six-month period ended June 30, 2014 is primarily due to higher depreciation costs of approximately $100,000 largely associated with the Company’s new ERP software system, increased compensation and benefits of approximately $330,000 and increased director compensation of approximately $135,000, partially offset by a reduction of approximately $250,000 in professional fees.

Restructuring Costs

On January 7, 2014, the Company committed to move forward with a plan to cease operations at its Glendale Heights, Illinois, plant and consolidate operations into its Grand Rapids, Michigan, facility. The Company’s decision was in response to a pending significant increase in lease cost, declining sales at the Illinois facility, and significant anticipated savings as a result of the consolidation.

The Company expects to incur approximately $1,150,000 in one-time expenses in connection with the consolidation, and to invest approximately $300,000 in building improvements in Grand Rapids. Included in the $1,150,000 amount above are approximately $350,000 of expenses the Company expects to incur relating to employee severance payments, approximately $550,000 in moving expenses and expenses associated with vacating the Glendale Heights building, and approximately $250,000 in expenses in moving equipment within the Grand Rapids location. Total cash charges are estimated at $1,450,000. The Company expects annual cost savings of approximately $750,000 as a result of the plant consolidation.

The Company has recorded the following restructuring costs associated with the plant consolidation for the three and six-month periods ended June 30, 2014 (in thousands):

Restructuring Costs	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Employee severance payments	$14	$25
Relocation costs	106	115
Workforce training costs	65	113
Grand Rapids plant infrastructure costs	49	71

Total restructuring costs	$234	$324

The Company also incurred approximately $131,000 for the three and six month periods ended June 30, 2014, in related capital improvements at its Grand Rapids facility.

Interest Expense

The Company had net interest expense of approximately $27,000 and $48,000 for the three- and six-month periods ended June 30, 2014, respectively, compared to net interest expense of approximately $45,000 and $85,000, respectively, in the same periods of 2013.  The decrease in interest expense in both periods, is primarily due to a lower average debt balance as a result of the Company’s repayment of term loans in conjunction with the execution of a new revolving credit facility in the fourth quarter of 2013.

Income Taxes

The Company’s effective tax rate was approximately 35.0% for the three-month periods ended June 30, 2014 and 2013, respectively.  The Company’s effective tax rate was approximately 35.0% for the six-month period ended June 30, 2014, compared to an effective tax rate of approximately 33.2% for the comparable six-month period in 2013. The increase in the effective tax rate in the six-month period ended June 30, 2014 was a result of a retroactive application for a 2012 research and development credit which was recorded as a discrete event in the first quarter of 2013. Excluding this discrete event, the effective tax rate for the six months ended June 30, 2013 was also approximately 35.0%.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the six-month period ended June 30, 2014, was approximately $1.9 million, and was primarily a result of net income generated of approximately $3.9 million, an increase in refundable income taxes of approximately $0.7 million and an increase in accounts payable of approximately $1.1 million due to the timing of vendor payments in the ordinary course of business.  These cash inflows were partially offset by an increase in inventory of approximately $2.4 million due to the timing of raw materials purchases and customer shipments, an increase in prepaid expenses of approximately $1.0 million primarily due to the prepayment of insurance premiums and a decrease in accrued expenses of approximately $1.4 million due to payments for 2013 year-end bonuses, annual profit sharing contributions and sales commissions.

Net cash used in investing activities during the six-month period ended June 30, 2014 was approximately $7.3 million and was primarily the result of additions of manufacturing machinery and equipment and an escrow deposit made with respect to the Company’s recent purchase of a new manufacturing facility in Texas.

Net cash used in financing activities was approximately $30,000 in the six-month period ended June 30, 2014, representing cash used to service term debt of approximately $480,000 and to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $700,000, partially offset by excess tax benefits on share-based compensation of approximately $830,000 and net proceeds received upon stock option exercises of approximately $320,000.

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

As of June 30, 2014, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all covenants under the credit facility.

In 2012, the Company financed the purchase of two molded fiber machines through five-year term loans that mature in September 2017.  The annual interest rate is fixed at 1.83% and the loans are secured by the related molded fiber machines. As of June 30, 2014, the outstanding balance of the term loan facility was approximately $3.4 million.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations.  The Company’s principal sources of funds are its operations and its revolving credit facility.  The Company generated cash of approximately $1.9 million in operations during the six-month period ended June 30, 2014, and cannot guarantee that its operations will generate cash in future periods.  The Company’s longer-term liquidity is contingent upon future operating performance.

Throughout fiscal 2014, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants.  The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business.  The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financings and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Off-Balance-Sheet Arrangements

The Company had no off-balance-sheet arrangements during the six-month period ended June 30, 2014, other than operating leases.

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

PART II:                                            OTHER INFORMATION

ITEM 1A:                                      RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1 - Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

ITEM 6:                                               EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: August 8, 2014	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly
Chairman, Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ Ronald J. Lataille
Ronald J. Lataille
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed herewith.
** Furnished herewith.