Form 10-Q
period 2014-09-30
UFP TECHNOLOGIES INC
filed 2014-11-07
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  SEPTEMBER 30, 2014

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

7,056,569 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of November 3, 2014.

UFP Technologies, Inc.

PART I:                                             FINANCIAL INFORMATION

ITEM 1:                                           FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,048	$37,303
Receivables, less allowance for doubtful accounts of $529 at September 30, 2014 and $512 at December 31, 2013	18,565	17,032
Inventories	13,500	11,048
Prepaid expenses	947	690
Refundable income taxes	829	1,537
Deferred income taxes	1,284	1,222
Total current assets	68,173	68,832
Property, plant, and equipment	74,336	64,574
Less accumulated depreciation and amortization	(40,797)	(39,067)
Net property, plant, and equipment	33,539	25,507
Goodwill	7,322	7,322
Intangible assets, net	1,033	1,346
Other assets	2,071	2,013
Total assets	$112,138	$105,020

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,269	$3,081
Accrued expenses	7,001	8,265
Current installments of long-term debt	989	976
Total current liabilities	13,259	12,322
Long-term debt, excluding current installments	2,123	2,867
Deferred income taxes	2,151	2,436
Retirement and other liabilities	1,602	1,805
Total liabilities	19,135	19,430
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; zero shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 7,056,569 at September 30, 2014 and 6,900,683 at December 31, 2013	71	69
Additional paid-in capital	21,714	20,291
Retained earnings	71,218	65,230
Total stockholders’ equity	93,003	85,590
Total liabilities and stockholders’ equity	$112,138	$105,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$35,406	$34,700	$104,040	$104,229
Cost of sales	25,723	24,538	75,773	74,445
Gross profit	9,683	10,162	28,267	29,784
Selling, general & administrative expenses	5,871	5,678	18,161	17,700
Restructuring costs	772	—	1,096	—
(Gain) loss on sale of fixed assets	(58)	—	(70)	11
Operating income	3,098	4,484	9,080	12,073
Interest expense, net	(20)	(43)	(69)	(128)
Other income, net	101	—	201	—
Income before income tax expense	3,179	4,441	9,212	11,945
Income tax expense	1,113	1,554	3,224	4,046
Net income	$2,066	$2,887	$5,988	$7,899

Net income per share:
Basic	$0.29	$0.42	$0.85	$1.16
Diluted	$0.29	$0.41	$0.84	$1.11
Weighted average common shares outstanding:
Basic	7,055	6,840	7,018	6,802
Diluted	7,186	7,112	7,170	7,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$5,988	$7,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,207	2,982
(Gain) loss on sale of fixed assets	(70)	11
Share-based compensation	945	707
Excess tax benefit on share-based compensation	(845)	(7)
Deferred income taxes	(347)	(11)
Changes in operating assets and liabilities:
Receivables, net	(1,533)	30
Inventories	(2,452)	(202)
Prepaid expenses	(257)	(274)
Refundable income taxes	1,553	1,714
Other assets	(58)	(236)
Accounts payable	2,188	(529)
Accrued taxes and other expenses	(1,264)	(786)
Retirement and other liabilities	(203)	242
Net cash provided by operating activities	6,852	11,540
Cash flows from investing activities:
Additions to property, plant, and equipment	(10,940)	(5,017)
Holdback payment related to the acquisition of Packaging Alternatives Corporation	—	(600)
Redemption of cash value life insurance	—	37
Proceeds from sale of fixed assets	84	1
Net cash used in investing activities	(10,856)	(5,579)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	580
Principal repayments of long-term debt	(731)	(1,156)
Proceeds from exercise of stock options, net of attestation	336	335
Excess tax benefit on share-based compensation	845	7
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(701)	(974)
Net cash used in financing activities	(251)	(1,208)
Net (decrease) increase in cash and cash equivalents	(4,255)	4,753
Cash and cash equivalents at beginning of period	37,303	33,480
Cash and cash equivalents at end of period	$33,048	$38,233

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

The condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2014, and 2013, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2014, and 2013 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three- and nine-month periods ended September 30, 2014, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2014.

(2)                   Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Interest	$72	$129
Income taxes, net of refunds	$2,019	$2,027

During the nine-month periods ended September 30, 2014, and 2013, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling approximately $372,000 and $225,000, respectively.

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2013.  The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Total share-based compensation expense	$215	$200	$945	$707

Share-based compensation for the nine-month periods ended September 30, 2014 and 2013 includes approximately $128,000 and $60,000, respectively, representing the fair value of the Company’s common stock granted during the period to the Board of Directors.

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $60,000 and $58,000 for the three-month periods ended September 30, 2014, and 2013, respectively, and $276,000 and $215,000 for the nine-month periods ended September 30, 2014, and 2013, respectively.

The following is a summary of stock option activity under all plans for the nine-month period ended September 30, 2014:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	467,500	$9.00
Granted	35,193	24.69
Exercised	(162,586)	4.36
Outstanding at September 30, 2014	340,107	$12.84	4.08	$3,204
Exercisable at September 30, 2014	257,608	$10.35	4.17	$3,044
Vested and expected to vest at September 30, 2014	340,107	$12.84	4.08	$3,204

On March 12, 2014, the Company granted one of its directors options to purchase 577 shares of its common stock at that day’s closing price of $25.48.  On June 11, 2014, the Company granted options to certain employees and directors for the purchase of 15,000 shares and 14,616 shares, respectively, of common stock at that day’s closing price of $25.04.  On September 10, 2014, the Company granted options to certain employees for the purchase of 5,000 shares of common stock at that day’s closing price of $22.55.  The compensation expense related to these grants was determined as the fair value of the options using the Black Scholes option pricing model based on the following assumptions:

Expected volatility                                                      32.3% to 37.9%

Expected dividends                                                  None

Risk free interest rate                                          0.7% to 0.9%

Expected term                                                                             3.8 to 5.0 years

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term, and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The expected term of the Company’s options is determined using a simplified method based on the average of the weighted vesting terms and the contractual term of the options. The weighted average grant date fair value of options granted during the nine-month period ended September 30, 2014 was $7.24.

During the nine-month periods ended September 30, 2014, and 2013, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $3.4 million and $2.0 million, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $709,000 and $334,000, respectively.  At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the nine-months ended September 30, 2014, 32,164 shares (14,931 for options and 17,233 for taxes) were surrendered at an average market price of $25.42.

During the three-month periods ended September 30, 2014, and 2013, the Company recognized compensation expenses related to stock options granted to directors and employees of approximately $44,000 and $40,000, respectively.  During the nine-month periods ended September 30, 2014, and 2013, the Company recognized compensation expenses related to stock options granted to directors and employees of approximately $310,000 and $165,000, respectively.

On February 18, 2014, the Company’s Compensation Committee approved the award of $400,000, payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2014.  The Company recorded compensation expense associated with the award of $100,000 and $300,000, respectively, during both the three- and nine-month periods ended September 30, 2014 and 2013.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the nine-month period ended September 30, 2014:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Unvested at December 31, 2013	50,900	$11.94
Awarded	22,338	25.94
Shares vested	(30,253)	10.11
Unvested at September 30, 2014	42,985	$18.59

During the three- and nine-month periods ended September 30, 2014, the Company recorded compensation expense related to RSUs of approximately $71,000 and $207,000, respectively.  The Company recorded compensation expense of approximately $60,000 and $182,000, respectively, for the same periods of 2013.

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares.  During the nine-month periods ended September 30, 2014 and 2013, 9,878 and 37,796 shares were surrendered at an average market price of $25.88 and $19.81, respectively.

At September 30, 2014, the company had approximately $915,000 of unrecognized compensation expense, which is expected to be recognized over a period of 3.75 years.

(5)                   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following at the stated dates (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$8,685	$6,627
Work in process	1,278	1,056
Finished goods	3,537	3,365
Total inventory	$13,500	$11,048

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding, basic	7,055	6,840	7,018	6,802
Weighted average common equivalent shares due to stock options and RSUs	131	272	152	294
Weighted average common shares outstanding, diluted	7,186	7,112	7,170	7,096

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive.  For both the three- and nine-month periods ended September 30, 2014, the number of stock awards excluded from the computation of diluted earnings per share was 53,651.  For the three- and nine-month periods ended September 30, 2013, the number of stock awards excluded from the computation of diluted earnings per share was 71,546 and 88,908, respectively.

(8)                   Segment Reporting

The Company has historically reported two segments, Component Products and Packaging. However, the Company has been undergoing a shift in the way the business is managed and the way information is used by the Chief Operating Decision Maker (the “CODM”), who is the Chief Executive Officer, to consider risks and opportunities and to make decisions and review performance as further described below. In late 2013 and into 2014 the Company committed to changes to the Company’s operations including plant consolidations, consolidation of the Company’s sales force, and other strategic initiatives, to coincide with the Company’s change in operating strategy to maximize capacity in each plant and enhance customer service across markets.  By the end of the third quarter of 2014, many of those initiatives were complete and the Company determined that the existing segment aggregation of Component Products and Packaging was no longer consistent with how the business is structured and reviewed by the CODM. This is primarily because the Company has numerous manufacturing processes that are duplicated through its plants allowing it to move workload based on available capacity and proximity to customers. The CODM evaluates consolidated financial information to manage the business.  As a result, the Company has determined that it consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material.  No customer comprised more than 10% of the Company’s consolidated revenues for the three- and nine-month periods ended September 30, 2014.  All of the Company’s assets are located in the United States.

(9)                     Other Intangible Assets

The carrying values of the company’s definite lived intangible assets as of September 30, 2014, and December 31, 2013, are as follows (in thousands):

	Patents	Non- Compete	Customer List	Total
Estimated useful life	14 years	5 years	5 years
Gross amount at September 30, 2014	$429	$512	$2,046	$2,987
Accumulated amortization at September 30, 2014	(429)	(309)	(1,216)	(1,954)
Net balance at September 30, 2014	$—	$203	$830	$1,033

Gross amount at December 31, 2013	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2013	(429)	(249)	(963)	(1,641)
Net balance at December 31, 2013	$—	$263	$1,083	$1,346

Amortization expense related to intangible assets was approximately $81,000 and $119,000 for the three-month periods ended September 30, 2014, and 2013, respectively, and $313,000 and $358,000 for the nine-month periods ended September 30, 2014, and 2013. The estimated remaining amortization expense as of September 30, 2014 is as follows (in thousands):

Remainder of:
2014	$79
2015	318
2016	318
2017	318
Total	$1,033

(10)              Income Taxes

The income tax expense included in the accompanying unaudited consolidated statements of income principally relates to the Company’s proportionate share of the pre-tax income of its wholly-owned subsidiaries.  The determination of income tax expense for interim reporting purposes is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

The Company recorded a tax expense of approximately 35.0% of income before income tax expense for the three-month periods ended September 30, 2014, and 2013, respectively.  The Company recorded a tax expense of approximately 35.0% of income before income tax expense for the nine-month period ended September 30, 2014, compared to a tax expense of approximately 33.9% for the comparable nine-month period in 2013. The increase in the effective tax rate was a result of a retroactive application for a 2012 research and development credit which was recorded as a discrete event in the first quarter of 2013. Excluding this discrete event, the effective tax rate for the nine months ended September 30, 2013, was also approximately 35.0%.

(11)              Plant Consolidations

On January 7, 2014, the Company committed to move forward with a plan to cease operations at its Glendale Heights, Illinois plant and consolidate operations into its Grand Rapids, Michigan, facility. The Company’s decision was in response to a pending significant increase in lease cost, declining sales at the Illinois facility, and significant anticipated savings as a result of the consolidation. The Company expects annual cost savings of approximately $750,000 as a result of the Michigan plant consolidation. The consolidation into the Michigan facility is substantially complete and the actual costs incurred through September 30, 2014 are included in the table below.

On July 16, 2014, the Company committed to move forward with a plan to cease operations at its Costa Mesa, California, plant and consolidate operations into its Rancho Dominguez, California, facility and other UFP facilities. The Company’s decision was in response to the upcoming December 31, 2014, expiration of the lease on the Costa Mesa facility as well as the close proximity of the two properties. The Company expects the activities related to this consolidation to be completed on or before December 31, 2014.

The Company expects to incur approximately $535,000 in one-time expenses in connection with the consolidation of the California plants. Included in the $535,000 amount are approximately $50,000 of expenses the Company expects to incur relating to employee severance payments, approximately $465,000 in moving expenses and expenses associated with vacating the Costa Mesa property and approximately $20,000 in expenses in moving equipment within the Rancho Dominguez location. The Company does not expect to incur any lease separation costs as the completion of the move is expected to coincide with the expiration of the Costa Mesa lease. Total cash charges are estimated at $535,000 and the actual costs incurred through September 30, 2014 are included in the table below. The Company expects annual cost savings of approximately $550,000 as a result of the California plant consolidation.

The Company has recorded the following restructuring costs associated with the plant consolidations discussed above for the three and nine-month periods ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
Restructuring Costs	Michigan	California	Total	Michigan	California	Total

Employee severance payments	$212	$—	$212	$237	$—	$237
Relocation costs	241	62	303	356	62	418
Workforce training costs	249	—	249	362	—	362
Plant infrastructure costs	8	—	8	79	—	79

Total restructuring costs	$710	$62	$772	$1,034	$62	$1,096

The Company also incurred approximately $219,000 and $350,000 for the three- and nine-month periods ended September 30, 2014, respectively, in related capital improvements at its Michigan facility.

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

During the third quarter of 2014, in conjunction with the consolidation of operations in Michigan and the consolidation of the Company’s sales force, the Company determined that the existing segment aggregation of Component Products and Packaging was no longer consistent with how the business is structured and reviewed by the Chief Operating Decision Maker (the “CODM”). This is primarily because the Company has numerous manufacturing processes that are duplicated through its plants allowing it to move workload based on available capacity and proximity to customers. The CODM evaluates consolidated financial information to manage the business.  As a result, the Company has determined that it consists of a single operating and reportable segment.

The Company realized a 0.2% decrease in year-to-date sales through September 30, 2014, compared to the same period in 2013, largely due to a 6% reduction in sales to the automotive market partially offset by an increase of 3% in sales to the medical market. This decline in sales, combined with higher overhead costs and approximately $1.1 million in restructuring costs resulted in a 24.8% decrease in operating income for the nine-month period ended September 30, 2014.  The Company expects to incur additional restructuring charges in the fourth quarter of 2014 associated with the previously announced plant consolidation in California.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Results of Operations

Sales

Sales for the three-month period ended September 30, 2014, increased approximately 2.0% to $35.4 million from sales of $34.7 million for the same period in 2013.  Sales for the nine-month period ended September 30, 2014, decreased approximately 0.2% to $104.0 million from sales of $104.2 million for the same period in 2013.  The increase in sales for the three-month period ended September 30, 2014, is primarily due to an increase in sales to the aerospace and defense market of approximately 60% primarily due to a large one-time order from a defense contractor as well as an increase in orders for soldiers uniform and equipment components and increased sales to the medical market of approximately 4%, partially offset by a 14% decline in sales to the automotive market due largely to the phase-out of a mid-west program and soft demand for interior trim components.  In the absence of the large one-time order, sales to the aerospace and defense market increased approximately 29% for the three-month period ended September 30, 2014. The slight decrease in sales for the nine-month period ended September 30, 2014, is primarily due to a 6% decline in sales to the automotive market due largely to soft demand for interior trim components, partially offset by increased sales to the medical market of approximately 3%.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 27.3% for the three-month period ended September 30, 2014, from 29.3% for the same period in 2013.  This decrease is primarily due to higher employee health care costs and other fringe benefits of approximately $430,000 and manufacturing inefficiencies incurred as a result of the Michigan plant consolidation.   As a percentage of sales, material and labor collectively increased 1.3%, while overhead increased 0.6%.

For the nine-month period ended September 30, 2014, gross margin decreased to 27.2% from 28.6% in the same period of 2013.  This decrease is primarily due to higher employee health care costs and other fringe benefits of approximately $800,000 and manufacturing inefficiencies incurred as a result of the Michigan plant consolidation.  As a percentage of sales, material and labor collectively increased 0.2%, while overhead increased 1.2%.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 3.4% to $5.9 million for the three-month period ended September 30, 2014, from $5.7 million for the same period in 2013.  For the nine-month period ended September 30, 2014, SG&A increased approximately 2.6% to $18.2 million from $17.7 million in the same period in 2013.  The increase in SG&A for the three-month period ended September 30, 2014, is primarily due to higher depreciation costs of approximately $54,000 largely associated with the Company’s new Enterprise Resource Planning (“ERP”) software system, increased bad debt expense of approximately $102,000, and an increase of approximately $75,000 in professional fees. The increase for the nine-month period ended September 30, 2014, is primarily due to higher depreciation costs of approximately $151,000 largely associated with the Company’s new ERP software system, increased employee health care costs of approximately $175,000, and increased director compensation of approximately $104,000.

Restructuring Costs

On January 7, 2014, the Company committed to move forward with a plan to cease operations at its Glendale Heights, Illinois plant and consolidate operations into its Grand Rapids, Michigan, facility. The Company’s decision was in response to a pending significant increase in lease cost, declining sales at the Illinois facility, and significant anticipated savings as a result of the consolidation. The Company expects annual cost savings of approximately

$750,000 as a result of the Michigan plant consolidation. The consolidation into the Michigan facility is substantially complete and the actual costs incurred through September 30, 2014 are included in the table below.

On July 16, 2014, the Company committed to move forward with a plan to cease operations at its Costa Mesa, California, plant and consolidate operations into its Rancho Dominguez, California, facility and other UFP facilities. The Company’s decision was in response to the upcoming December 31, 2014, expiration of the lease on the Costa Mesa facility as well as the close proximity of the two properties. The Company expects the activities related to this consolidation to be completed on or before December 31, 2014.

The Company expects to incur approximately $535,000 in one-time expenses in connection with the consolidation of the California plants. Included in the $535,000 amount are approximately $50,000 of expenses the Company expects to incur relating to employee severance payments, approximately $465,000 in moving expenses and expenses associated with vacating the Costa Mesa property and approximately $20,000 in expenses in moving equipment within the Rancho Dominguez location. The Company does not expect to incur any lease separation costs as the completion of the move is expected to coincide with the expiration of the Costa Mesa lease. Total cash charges are estimated at $535,000 and the actual costs incurred through September 30, 2014 are included in the table below. The Company expects annual cost savings of approximately $550,000 as a result of the California plant consolidation.

The Company has recorded the following restructuring costs associated with the plant consolidations discussed above for the three and nine-month periods ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
Restructuring Costs	Michigan	California	Total	Michigan	California	Total

Employee severance payments	$212	$—	$212	$237	$—	$237
Relocation costs	241	62	303	356	62	418
Workforce training costs	249	—	249	362	—	362
Plant infrastructure costs	8	—	8	79	—	79

Total restructuring costs	$710	$62	$772	$1,034	$62	$1,096

The Company also incurred approximately $219,000 and $350,000 for the three- and nine-month periods ended September 30, 2014, respectively, in related capital improvements at its Michigan facility.

Interest Expense

The Company had net interest expense of approximately $20,000 and $69,000 for the three- and nine-month periods ended September 30, 2014, respectively, compared to net interest expense of approximately $43,000 and $128,000, respectively, in the same periods of 2013.  The decrease in interest expense in both periods is primarily due to a lower average debt balance as a result of the Company’s repayment of term loans in conjunction with the execution of a new revolving credit facility in the fourth quarter of 2013.

Income Taxes

The Company’s effective tax rate was approximately 35.0% for the three-month periods ended September 30, 2014, and 2013, respectively.  The Company’s effective tax rate was approximately 35.0% and 33.9%, respectively, for the nine-month periods ended September 30, 2014, and 2013. The increase in the effective tax rate in the nine-month period ended September 30, 2014, was a result of a retroactive application for a 2012 research and development credit which was recorded as a discrete event in the first quarter of 2013. Excluding this discrete event, the effective tax rate for the nine months ended September 30, 2013, was also approximately 35.0%.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the nine-month period ended September 30, 2014, was approximately $6.9 million and was primarily a result of net income generated of approximately $6.0 million, an increase in refundable income taxes of approximately $1.6 million, and an increase in accounts payable of approximately $2.2 million due to the timing of vendor payments in the ordinary course of business.  These cash inflows were partially offset by an increase in accounts receivable of approximately $1.5 million due to strong September sales, an increase in inventory of approximately $2.5 million due to the timing of raw materials purchases and customer shipments and a decrease in accrued expenses of approximately $1.3 million due to payments for 2013 year-end bonuses, annual profit sharing contributions, and sales commissions.

Net cash used in investing activities during the nine-month period ended September 30, 2014, was approximately $10.9 million and was primarily the result of additions of manufacturing machinery and equipment and the purchase of a new manufacturing facility in Texas.

Net cash used in financing activities was approximately $251,000 in the nine-month period ended September 30, 2014, representing cash used to service term debt of approximately $731,000 and to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $701,000, partially offset by excess tax benefits on share-based compensation of approximately $845,000, and net proceeds received upon stock option exercises of approximately $336,000.

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

As of September 30, 2014, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all covenants under the credit facility.

In 2012, the Company financed the purchase of two molded fiber machines through five-year term loans that mature in September 2017.  The annual interest rate is fixed at 1.83% and the loans are secured by the related molded fiber machines. As of September 30, 2014, the outstanding balance of the term loan facility was approximately $3.1 million.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations.  The Company’s principal sources of funds are its operations and its revolving credit facility.  The Company generated cash of approximately $6.9 million in operations during the nine-month period ended September 30, 2014, and cannot guarantee that its operations will generate cash in future periods.  The Company’s longer-term liquidity is contingent upon future operating performance.

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

Off-Balance-Sheet Arrangements

The Company had no off-balance-sheet arrangements during the nine-month period ended September 30, 2014, other than operating leases.

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

UFP TECHNOLOGIES, INC.

Date: November 7, 2014	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: November 7, 2014	By:	/s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*   Filed herewith.

** Furnished herewith.