Form 10-K
period 2014-12-31
UFP TECHNOLOGIES INC
filed 2015-03-13
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

As of June 30, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $93,486,930, based on the closing price of $24.09 on that date as reported on the NASDAQ Capital Market.

As of March 6, 2015, there were 7,075,836 shares of common stock, $0.01 par value per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders.	Part III

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects, anticipated trends in the different markets in which the Company competes, including the medical, automotive, consumer, electronics, industrial and aerospace and defense markets, anticipated advantages relating to the Company’s decisions to consolidate its Midwest, California and Northeast facilities and the expected cost savings and efficiencies associated therewith, anticipated advantages of maintaining fewer, larger plants, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product lines, anticipated advantages the Company expects to realize as a result of its new enterprise resource planning software system, expectations regarding the manufacturing capacity and efficiencies of the Company’s new production equipment, statements about the Company’s acquisition opportunities and strategies, its participation and growth in multiple markets, its business opportunities, the Company’s growth potential and strategies for growth, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales or earnings. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation risks and uncertainties associated with plant closures and expected efficiencies from consolidating manufacturing, risks associated with the implementation of new production equipment in a timely, cost-efficient manner, risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity, and risks and uncertainties associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates.  Accordingly, actual results may differ materially.

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

ITEM 1.                                    BUSINESS

The Company is an innovative designer and custom converter of foams, plastics, composites and natural fiber materials, providing solutions to customers primarily within the medical, automotive, consumer, electronics, industrial and aerospace and defense markets.   It converts these materials using laminating, molding, and fabricating manufacturing technologies.  The Company’s raw materials primarily consist of polyethylene and polyurethane foams, sheet plastics, pulp fiber, cross-linked polyethylene and reticulated polyurethane foams, fabric and foam laminates and natural fiber materials.  The Company converts these materials to provide customers various solutions including automotive interior trim, medical device components, disposable wound care components, military uniform and gear components, athletic padding, air filtration, high-temperature insulation, abrasive nail files and other beauty aids, and cushion packaging for their products.

We were incorporated in the State of Delaware in 1993. The consolidated financial statements of the Company include the accounts and results of operations of UFP Technologies, Inc. and its wholly-owned subsidiaries, Moulded Fibre Technology, Inc., Simco Industries, Inc. and Stephenson & Lawyer, Inc. and its wholly-owned subsidiary, Patterson Properties Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s assets are all located within the United States.

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

Market Overview

Our applications are numerous and diverse. Examples include automotive interior trim, medical device components, disposable wound care components, military uniform and gear components, athletic padding, air filtration, high-temperature insulation, abrasive nail files and other beauty aids and cushion packaging. Cross-linked polyethylene foams have many of the same properties as traditional polyethylene foams, including lightweight, durability, resiliency, and flexibility, yet have many advantages over traditional foams, including the ability to be thermoformed (molded), availability in vibrant colors, a fine cell structure providing improved esthetics and lower abrasiveness, and enhanced resistance to chemicals and ultraviolet light. Certain grades of cross-linked foams can be radiation-sterilized and have been approved by the U.S. Food and Drug Administration for open wound skin contact.

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

The Company specializes in engineered products that use the Company’s close tolerance manufacturing capabilities, its expertise in various foam and plastic materials and its ability to manufacture in clean room environments. The Company’s products are sold primarily to customers in the medical, automotive, consumer, electronics, industrial and aerospace and defense industries. These products include automotive interior trim, medical device components, disposable wound care components, athletic padding, abrasive nail files and other beauty aids, air filtration, high-temperature insulation, and military uniform and gear components.

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

The Company also designs, manufactures, and markets a broad range of packaging solutions primarily using polyethylene, polyurethane, cross-linked polyethylene foams, and rigid plastics. These solutions are custom-designed and fabricated or molded to provide protection for less durable, higher-value items, and are primarily sold to original equipment and component manufacturers. Examples of the Company’s packaging solutions include foam inserts for protective shipping cases and end-cap packs for electronics. Markets for these products are typically characterized by lower to moderate volumes where performance, such as shock absorbency and vibration damping, is valued.

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

The process for producing the Company’s molded fiber packaging and vacuum-formed trays requires high volume production runs and rapid manufacturing turnaround times. Raw materials used in the manufacture of molded fiber are primarily recycled newspaper, and a variety of other grades of recycled paper and water. Raw materials used in vacuum-formed plastics include polystyrene (PS) and polyvinyl chloride (PVC). These products compete with expanded polystyrene (EPS) and manually assembled corrugated die-cut inserts.

We believe the Company’s molded fiber products provide customers with packaging solutions that are more responsive to stringent environmental packaging regulations worldwide and meet the demands of environmentally-aware consumers, while simultaneously meeting customer cost and performance objectives.

Refer to Note 19, “Segment Data,” in the accompanying notes to the consolidated financial statements for further info on our products and markets.

Marketing and Sales

The Company markets to the target industries it serves by promoting specific solutions, materials, and manufacturing capabilities and services.  The Company is marketed through websites, online advertising and directories, press releases, and trade shows and expositions.  Its relationships with key material suppliers are also an important part of its marketing and sales efforts.

The Company markets and sells its products in the United States principally through direct regional sales forces comprised of skilled engineers. The Company also uses independent manufacturer representatives to sell its products. The Company’s sales engineers collaborate with customers and in-house design and manufacturing experts to develop custom-engineered solutions on a cost-effective basis. The Company markets a line of products to the health and beauty industry, primarily through distributors.

No one customer’s sales exceeded 10% of total sales for the year ended December 31, 2014. Seasonality is not a major factor in the Company’s sales.  See our consolidated financial statements contained in Part IV, Item 15, of this Report for net sales by market information.

Working Capital

The Company funds its business operations through a combination of available cash and cash equivalents, and cash generated from operations.  In addition, the Company’s revolving credit facility is available for additional working capital needs.

Manufacturing

The Company’s manufacturing operations consist primarily of cutting, routing, molding, vacuum-forming, laminating, and assembling. For custom-molded foam products, the Company’s skilled engineering personnel analyze specific customer requirements to design and build prototype products to determine product functionality. Upon customer approval, prototypes are converted to final designs for commercial production runs. Molded cross-linked foam products are produced in a thermoforming process using heat, pressure, and precision metal tooling.

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

Research and Development

The Company’s engineering personnel continuously explore design and manufacturing techniques, as well as new innovative materials to meet the unique demands and specifications of its customers. Because the Company’s products tend to have relatively short life cycles, research and development is an integral part of the Company’s ongoing cost structure. Our research and development expenses were approximately $1.2 million, $1.2 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Competition

The foam and plastics converting industry is highly competitive. While there are several national companies that convert foam and plastics, the Company’s primary competition has been from smaller independent regional manufacturing companies. These companies generally market their products in specific geographic areas from neighboring facilities. In addition, the Company’s foam and fiber packaging products compete against products made from alternative materials, including expanded polystyrene foams, die-cut corrugated, plastic peanuts, plastic bubbles, and foam-in-place urethane. The Company’s custom engineered products face competition primarily from smaller companies that typically concentrate on production of products for specific industries. The Company believes its access to a wide variety of materials, its engineering expertise, its ability to combine foams with other materials such as plastics and laminates, and its ability to manufacture products in a clean room environment, will enable it to continue to compete effectively in the engineered products market.

The Company believes its customers typically select vendors based on price, product performance, product reliability, and customer service. The Company believes it is able to compete effectively with respect to these factors.

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

The Company has a total of 21 active patents relating to technologies including foam, packaging, tool control technologies, automotive superforming processes and to certain nail file technologies. The Company also has patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology, or will not be challenged or circumvented by others. The expiration dates for the Company’s patents range from 2015 through 2029.

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

Backlog

The Company’s backlog, as of February 7, 2015 and February 8, 2014, totaled approximately $38.3 million and $34.8 million, respectively. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period.

Employees

As of January 24, 2015, the Company had a total of 658 full-time employees (as compared to 681 full-time employees as of January 25, 2014). The Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

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

A limited number of customers typically represent a significant percentage of our revenues in any given year. Our top ten customers represented approximately 24.2%, 27.6% and 26.6% of our total revenues in 2014, 2013 and 2012, respectively. No one customer’s sales exceeded 10% of total sales for the year ended December 31, 2014. The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and results of operations. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer.

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

Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive. Our failure to identify or capitalize on any fundamental shifts in technologies, relative to our competitors, could have a material adverse effect on our competitive position within our industry and harm our relationships with our customers.

If we fail to comply with specific provisions in our customer contracts or with government contracting regulations, our business could be adversely affected.

Our customer contracts, particularly with respect to contracts for which the government is a direct or indirect customer, may include unique and specialized requirements. Failure to comply with the specific provisions in our customer contracts, or any violation of government contracting regulations, could result in termination of the contracts, increased costs to us, suspension of payments, imposition of fines, and suspension from future government contracting. Further, any negative publicity related to our failure to comply with the provisions in our customer contracts could have a material adverse effect on our business, financial condition, or results of operations.

We may experience unexpected problems and expenses associated with our planned consolidation of operations and facilities that could materially harm our business and prospects.

We continually review our operations and facilities in an effort to reduce costs and increase efficiencies. To that end, we recently completed consolidating our Glendale Heights, Illinois plant into our Grand Rapids, Michigan facility and the consolidation of our Costa Mesa, California plant into our Rancho Dominguez, California facility is substantially complete. Uncertainty is inherent within the consolidation process, and unforeseen circumstances, costs and expenses could offset the anticipated benefits, disrupt operations, including the timely delivery of products to customers, and impact product quality, which could lead to manufacturing inefficiencies and materially harm our business and prospects. In addition, we may fail to retain key employees who possess specific knowledge or expertise and who we depend upon for the timely and successful transition, we may not be able to attract a sufficient number of skilled workers at the new locations to handle the additional production and other demands, and the relocation may absorb significant management and key employee attention and resources. If any of these risks materialize, our business, results of operations, financial condition and prospects may be adversely affected.

We may pursue acquisitions or other strategic relationships that involve inherent risks, any of which may cause us to not realize anticipated benefits.

Our business strategy includes the potential acquisition of businesses and other business combinations that we expect will complement and expand our business. In addition, we may also pursue other strategic relationships or opportunities. We may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, or other transaction on acceptable terms. Our identification of suitable acquisition candidates and strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. If we are successful in pursuing future acquisitions or strategic opportunities, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions or other strategic opportunities that we complete. Should we successfully acquire another business, the process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Our failure to identify suitable acquisition or other strategic opportunities may restrict our ability to grow our business.

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

We face intense competition in all markets and in each area of our business. Our primary competition for our products is from smaller, independent, regional manufacturing companies. Our current competitors may increase their participation in, or new competitors may enter into, the markets in which we compete.  In addition, our suppliers may acquire or develop the capability and desire to compete with us. If our suppliers choose to expand their own operations, through acquisitions or otherwise, and begin manufacturing and selling products directly to our customers, it could reduce our sales volume and overall profitability. If we are unable to compete successfully with new or existing competitors, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our markets are cyclical, which may result in fluctuations in our results of operations.

Demand for our products, especially the aerospace and defense market, is cyclical.  Downturns in economic conditions typically have an adverse effect on cyclical industries due to decreased demand for products. We seek to reduce our exposure to industry downturns and cyclicality by marketing our products to diversified and varied markets. However, we may experience substantial period-to-period fluctuations in our results of operations due to the cyclical nature of demand for our products in the markets in which we compete.

Our implementation of new enterprise resource planning (ERP) systems could result in problems that could negatively impact our business.

We are currently implementing an ERP system that supports substantially all of our operating and financial functions.  We could experience problems in connection with such implementation, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays. A significant implementation problem, if encountered, could negatively impact our business by disrupting our operations. Additionally, a significant problem with the implementation, integration with other systems or ongoing management of an ERP system and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business or comply with various regulations.

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

In addition, we are dependent on a relatively small number of suppliers for cross-linked foam and technical polyurethane foams.  While we believe that we have developed strong relationships with these suppliers, any failure or delay by such suppliers in supplying us these necessary products could adversely affect our ability to manufacture and deliver products on a timely and competitive basis.

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

We may lose business if our customers shift their manufacturing offshore.

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

Based on information made available to us, we believe that our executive officers, directors and their affiliates collectively owned approximately 15.6% of our outstanding shares of common stock as of March 6, 2015.  As a result, those stockholders may, if acting together, control or exert substantial influence over actions requiring stockholders’ approval, including elections of our directors, amendments to our certificate of incorporation, mergers, sales of assets or other business acquisitions or dispositions.

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

In August 2012, the SEC adopted a new rule requiring disclosures of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The conflict minerals rule requires companies annually to disclose and report whether or not such minerals originate from the Democratic Republic of Congo and other specified countries. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

ITEM 1B.                           UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.                                    PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts	57,600	Company Owned	Headquarters, fabrication, molding, test lab, clean room and engineering
Newburyport, Massachusetts	137,000	Company Owned (a)	Headquarters, fabrication, molding, test lab, clean room and engineering
Haverhill, Massachusetts	48,772	02/28/2018	Flame lamination
Byfield, Massachusetts	5,877	08/31/2017	Office space
Atlanta, Georgia	49,372	04/30/2017	Molding and engineering
Huntsville, Alabama	9,000	06/30/2016	Engineering, design and fabrication
Grand Rapids, Michigan	255,260	Company Owned	Fabrication, molding and engineering
Ventura, California	750	10/31/2015 (b)	Office space
Rancho Dominguez, California	56,000	11/14/2017	Fabrication, molding and engineering
Denver, Colorado	18,270	Company Owned	Fabrication, molding and engineering
Denver, Colorado	28,383	Company Owned	Fabrication, molding and engineering
Raritan, New Jersey	67,125	02/28/2018	Fabrication, molding, test lab, clean-room and engineering
Kissimmee, Florida	49,400	Company Owned	Fabrication, molding, test lab and engineering
El Paso, Texas	48,325	01/30/2017	Warehousing and fabrication
El Paso, Texas	127,730	Company Owned	Warehousing, fabrication and molded fiber operations
Clinton, Iowa	60,000	Company Owned	Molded fiber operations

Location	Square Feet	Lease Expiration Date	Principal Use
Clinton, Iowa	62,000	Company Owned	Molded fiber operations

(a)         The Company purchased this facility in January 2015 (see Note 22 to the consolidated financial statements for further details).

(b)         The Company intends to renew this lease at commercially reasonable terms prior to the Lease Expiration Date.

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

PART II

ITEM 5.                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

From July 8, 1996, until April 18, 2001, the Company’s common stock was listed on the NASDAQ National Market under the symbol “UFPT.” Since April 19, 2001, the Company’s common stock has been listed on the NASDAQ Capital Market. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2013 to December 31, 2014:

Fiscal Year Ended December 31, 2013	High	Low
First Quarter	$20.00	$18.00
Second Quarter	20.49	18.06
Third Quarter	22.97	19.38
Fourth Quarter	26.18	21.86

Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$26.60	$23.27
Second Quarter	27.43	23.12
Third Quarter	25.92	21.05
Fourth Quarter	25.45	20.55

Number of Stockholders

As of March 6, 2015, there were 77 holders of record of the Company’s common stock.

Due to the fact that many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2013 or 2014. The Company presently intends to retain all of its earnings to provide funds for the operation of its business and strategic acquisitions, although it would consider paying cash dividends in the future.  Any decision to pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, strategic plans, capital requirements, financial condition, provisions of the Company’s borrowing arrangements, applicable law and other factors the Company’s board of directors considers relevant.

ITEM 6.                                    SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report. The selected statements of operations data for the fiscal years ended December 31, 2014, 2013 and 2012, and the selected balance sheet data as of December 31, 2014 and 2013, are derived from our audited consolidated financial statements, which are included elsewhere in this Report. The selected statements of operations data for the years ended December 31, 2011 and 2010, and the balance sheet data at December 31, 2011 and 2010 are derived from our audited consolidated financial statements not included in this Report.

Selected Consolidated Financial Data:

	Years Ended December 31
	(in thousands, except per share data)
	2014	2013	2012	2011	2010
Consolidated statement of operations data
Net sales	$139,307	$139,223	$130,962	$127,244	$120,766
Gross profit	36,880	41,014	38,319	36,245	34,616
Operating income	11,561	17,398	16,666	15,716	14,392
Net income	7,559	11,276	10,895	10,346	9,247
Diluted earnings per share	1.05	1.59	1.55	1.48	1.37
Weighted average number of diluted shares outstanding	7,175	7,105	7,028	6,999	6,749

	As of December 31
	(in thousands)
	2014	2013	2012	2011	2010
Consolidated balance sheet data
Working capital	$56,800	$56,398	$51,263	$48,575	$38,267
Total assets	113,690	104,908	98,617	79,721	69,478
Short-term debt obligations	993	976	1,550	581	654
Long-term debt, excluding current portion	1,873	2,867	8,314	5,639	6,847
Total liabilities	18,698	19,318	25,357	17,736	19,251
Stockholders’ equity	94,992	85,590	73,260	61,985	50,226

ITEM 7.                                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics, composites and natural fiber materials, providing solutions to customers primarily within the medical, automotive, consumer, electronics, industrial and aerospace and defense markets.

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

In 2014, the Company undertook several initiatives to streamline operations that had a material impact on operating results.  It consolidated plants in the Midwest and in California and relocated its operations in El Paso, Texas to a newly acquired building.  In addition to one-time costs to physically relocate equipment, pay severance to employees choosing not to relocate and restore vacated buildings to their original condition, the Company had manufacturing inefficiencies associated with requalifying parts for customers and training new employees.  The company estimates these costs collectively to be slightly in excess of $2.6 million.

In January 2015, the Company acquired a 137,000 square foot commercial building on 27 acres in Newburyport, Massachusetts for approximately $6.8 million.  The Company anticipates that it will further expand the property and consolidate portions of its Northeast operations into its new property in multiple phases between 2015 and 2017. It expects to incur further costs with the consolidation but also expects the efficiency savings to be significant.  It has not yet estimated either the one-time costs or efficiency gains in a potential consolidation of operations.

The Company’s strategy includes further organic growth and growth through strategic acquisitions.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s consolidated statements of operations:

	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.5%	70.5%	70.7%
Gross profit	26.5%	29.5%	29.3%
Selling, general, and administrative expenses	17.1%	17.0%	16.5%
Restructuring costs	1.1%	0.0%	0.0%
(Gain) loss on sale of fixed assets	0.0%	0.0%	0.0%
Operating income	8.3%	12.5%	12.8%
Total other (income) expenses, net	-0.1%	0.2%	0.1%
Income before taxes	8.4%	12.3%	12.7%
Income tax expense	3.0%	4.2%	4.4%
Net income from consolidated operations	5.4%	8.1%	8.3%

2014 Compared to 2013

Sales

Net sales increased 0.1% to $139.3 million for the year ended December 31, 2014, from net sales of $139.2 million in 2013, primarily due to increases in sales in the aerospace and defense and medical markets of approximately 10% and 2%, respectively, partially offset by sales decline in the automotive market of approximately 6%.  The increase in sales to the aerospace and defense market was largely due to an increase in sales of approximately $2.1 million for a low-margin contract manufacturing program.  Absent this increase, sales to the aerospace and defense market declined approximately 6% due primarily to cuts in government spending.  The decline in sales to the automotive market was primarily due to the phase-out of an interior trim program coupled with soft demand for parts for a specific model of car that has had weak demand from consumers.

Gross Profit

Gross profit as a percentage of sales (“Gross Margin”) declined to 26.5% for the year ended December 31, 2014, from 29.5% in 2013. As a percentage of sales, material and direct labor collectively increased approximately 1.5% and overhead as a percentage of sales increased approximately 1.5% or approximately $2 million in 2014. The increase in material and direct labor was a result of manufacturing inefficiencies incurred as a result of plant moves in the Midwest, California and Texas as well as an increase in sales for a low-margin contract manufacturing military program.  The increase in overhead was primarily due to increased employee health care costs of approximately $600,000 due to a higher than typical frequency of large claims, increased compensation and benefits of approximately $450,000 due to normal inflationary increases as well as higher overtime incurred as a result of the plant moves, increased plant and equipment maintenance costs of approximately $290,000 due to the various plant moves and higher depreciation of approximately $220,000 due largely to new molded fiber equipment.

Selling, General and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) increased 1.0% to $23.8 million for the year ended December 31, 2014 from $23.6 million in 2013.  The increase in SG&A for the year ended December 31, 2014, is primarily due to higher depreciation costs of $160,000, largely associated with the Company’s new Enterprise Resource Planning (“ERP”) software system, increased bad debt expense of approximately $140,000 due largely to a one-time write-off and increased employee health care costs of approximately $184,000 due largely to a higher than typical frequency of large claims, partially offset by lower sales commissions of approximately $100,000 due to soft sales compared to the Company’s budgeted sales, lower advertising costs incurred of approximately $70,000 and lower intangibles amortization of approximately $85,000.

Restructuring Costs

On January 7, 2014, the Company committed to move forward with a plan to cease operations at its Glendale Heights, Illinois plant and consolidate operations into its Grand Rapids, Michigan, facility. The Company’s decision was in response to a pending significant increase in lease cost, declining sales at the Illinois facility, and significant anticipated savings as a result of the consolidation. The consolidation into the Michigan facility is complete and the actual costs incurred are included in the table below.

On July 16, 2014, the Company committed to move forward with a plan to cease operations at its Costa Mesa, California, plant and consolidate operations into its Rancho Dominguez, California, facility and other UFP facilities. The Company’s decision was in response to the upcoming December 31, 2014, expiration of the lease on the Costa Mesa facility as well as the close proximity of the two properties. This consolidation is substantially complete and the actual costs incurred through December 31, 2014 are included in the table below.

The Company has recorded the following restructuring costs associated with the plant consolidations discussed above for the year ended December 31, 2014 (in thousands):

Restructuring Costs	Michigan	California	Total

Employee severance payments	$237	$10	$247
Relocation costs	356	501	857
Workforce training costs	373	—	373
Plant infrastructure costs	79	—	79

Total restructuring costs	$1,045	$511	$1,556

These costs were reclassified in the 2014 Consolidated Statement of Operations as “Restructuring Costs” as follows: $1,385,000 from Cost of Sales, $82,000 from Selling, General and Administrative expenses and $89,000 from Gain on sales of property, plant and equipment. The Company also incurred approximately $373,000 and $38,000, in related capital improvements at its Michigan and California facilities, respectively, for the year ended December 31, 2014.

Interest Expense

Interest expense net of interest income decreased to approximately $108,000 for the year ended December 31, 2014 from net interest expense of approximately $205,000 in 2013. The decrease in interest expense is primarily due to a lower average debt balance as a result of the Company’s repayment of term loans in conjunction with the execution of a new revolving credit facility in the fourth quarter of 2013.

Income Taxes

The Company recorded income tax expense as a percentage of income before income tax expense, of 35.8% and 34.4% for the years ended December 31, 2014 and 2013, respectively. The increase in the effective tax rate for the year ended December 31, 2014 is primarily attributable to permanent differences measured against lower pre-tax income as well as additional reserves of approximately $150,000 for uncertain tax positions. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at December 31, 2014. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

2013 Compared to 2012

Sales

Net sales increased 6.3% to $139.2 million for the year ended December 31, 2013, from net sales of $131.0 million in 2012 (including sales from Packaging Alternatives Corporation (“PAC”), which the Company acquired in 2012).  The increase in net sales was primarily due to an additional $10.3 million in sales from PAC—which were primarily to the medical market—as well as a 21.3% increase in sales of our molded fiber packaging product due to increased demand for environmentally friendly packaging solutions.  Excluding sales at PAC, net sales decreased 1.5% largely due to a 28% decline in sales to the aerospace and defense market due to government cuts in defense spending.

Gross Profit

Gross profit as a percentage of sales (“Gross Margin”) increased 0.2% to 29.5% for the year ended December 31, 2013, from 29.3% in 2012. As a percentage of sales, material and direct labor collectively decreased by 0.6% in 2013, due primarily to an improved book of business. This decrease was partially offset by an increase in overhead as a percentage of sales of 0.4% due largely to increased depreciation expense associated with new machinery.

Selling, General and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) increased 9.0% to $23.6 million for the year ended December 31, 2013, from $21.7 million in 2012.  The increase in SG&A for the year ended December 31, 2013, is primarily due to increased SG&A at PAC. Excluding PAC, SG&A declined approximately $100,000, or 0.5% from 2012, primarily due to a reduction in incentive compensation of approximately $700,000 partially offset by an increase in professional fees of approximately $390,000 due to higher audit and compliance fees as well as increased expenses associated with the implementation of ERP software and an increase in net selling expenses of approximately $300,000 due largely to the investment in additional sales resources.  As a percentage of sales, SG&A increased slightly to 17.0% for the year ended December 31, 2013, from 16.5% for the same period in 2012. The slight increase in SG&A as a percentage of sales is primarily due to relatively fixed SG&A expenses measured against lower organic sales.

Interest Expense

Interest expense net of interest income increased to approximately $205,000 for the year ended December 31, 2013, from net interest expense of approximately $90,000 in 2012. The increase in interest expense is primarily attributable to increased debt levels during the year associated with financing molded fiber equipment.

Income Taxes

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

Cash Flows

Net cash provided by operations for the year ended December 31, 2014, was approximately $11.2 million and was primarily a result of net income generated of approximately $7.5 million and an increase in accounts payable of approximately $2.3 million due to the timing of vendor payments in the ordinary course of business.  These cash inflows were partially offset by an increase in inventory of approximately $1.8 million due to the timing of raw materials purchases and customer shipments and a decrease in accrued expenses of approximately $2.2 million due to reduced payroll related accruals and reduced customer deposits.

Net cash used in investing activities during the year ended December 31, 2014, was approximately $13.3 million and was primarily the result of additions of manufacturing machinery and equipment, including a new molded fiber line in Texas and the purchase of commercial real estate in Texas.

Net cash used in financing activities was approximately $1.1 million for the year ended December 31, 2014, representing cash used to service term debt of approximately $1.0 million, to pay a contingent note payable related to the PAC acquisition of approximately $800,000 and to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $831,000, partially offset by excess tax benefits on share-based compensation of approximately $1.2 million, and net proceeds received upon stock option exercises of approximately $336,000.

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

As of December 31, 2014, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all covenants under the credit facility.

In 2012, the Company financed the purchase of two molded fiber machines through five-year term loans that mature in September 2017.  The annual interest rate is fixed at 1.83% and the loans are secured by the related molded fiber machines. As of December 31, 2014, the outstanding balance of the term loan facility was approximately $2.9 million.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations.  The Company’s principal sources of funds are its operations and its revolving credit facility.  The Company generated cash of approximately $11.2 million in operations during the year ended December 31, 2014, and cannot guarantee that its operations will generate cash in future periods.  The Company’s longer-term liquidity is contingent upon future operating performance.

In January 2015, the Company acquired a 137,000 square foot commercial building on 27 acres in Newburyport, Massachusetts for approximately $6.8 million.  The Company anticipates that it will further expand the property and consolidate portions of its Northeast operations into its new property in multiple phases between 2015 and 2017. It expects to incur further costs with the consolidation but also expects the efficiency savings to be significant.  It has not yet estimated either the one-time costs or efficiency gains in a potential consolidation of operations.

Throughout fiscal 2015, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants.  The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business.  The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financings and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

Commitments and Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2014 (in thousands):

		Payment Due By Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Equipment Loans	$2,866	$994	$1,872	$—	$—
Operating Leases	3,796	1,443	2,262	91	—
Debt interest	75	43	32	—	—
Supplemental Retirement	125	25	50	50	—
Total	$6,862	$2,505	$4,216	$141	$—

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above. The Company’s principal sources of funds are its operations and its revolving credit facility. Although the Company generated cash from operations in the year ended December 31, 2014, it cannot guarantee that its operations will generate cash in future periods. Subject to the Risk Factors set forth in Part I, Item 1A of this Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that cash flow from operations will provide us with sufficient funds in order to fund our expected operations over the next twelve months.

The Company does not believe inflation has had a material impact on its results of operations in the last three years.

Off-Balance-Sheet Arrangements

The Company had no off-balance-sheet arrangements in 2014, other than operating leases.

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

Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  As of September 30, 2014, the Company consists of a single reporting unit. In conjunction with a reassessment of our reportable segments (See Note 19 to the consolidated financial statements), we performed step 1 of the goodwill impairment test as of September 30, 2014. We utilized the guideline public company (“GPC”) method under the market approach and the discounted cash flows method (“DCF”) under the income approach to determine the fair value of the reporting unit for purposes of testing the reporting unit’s carrying value of goodwill for impairment. The GPC method derives a value by generating a multiple of EBITDA through the comparison of the Company to similar publicly traded companies. The DCF approach derives a value based on the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one that a prudent investor would require before making an investment in our equity securities. The key assumptions used in our approach included:

•                  The reporting unit’s 2014 estimated financials and five-year projections of financial results, which were based on our strategic plans and long-range forecasts. Sales growth rates represent estimates based on current and forecasted sales mix and market conditions. The profit margins were projected based on historical margins, projected sales mix, current expense structure and anticipated expense modifications.

•                  The projected terminal value which reflects the total present value of projected cash flows beyond the last period in the DCF. This value reflects a growth rate for the reporting unit, which is approximately the same growth rate of expected inflation into perpetuity.

•                  The discount rate determined using a Weighted Average Cost of Capital method (“WACC”), which considered market and industry data as well as Company-specific risk factors.

•                  Selection of guideline public companies which are similar to each other and to the Company.

As of September 30, 2014, based on our calculations under the above noted approach, the fair value of the reporting unit exceeded its carrying value by approximately $69.0 million or 74%. In performing these calculations, management used its most reasonable estimates of the key assumptions discussed above. Based on management’s review, if any of these individual key assumptions were to change, or if a combination of these key assumptions were to change, the fair value of the reporting unit could be reduced below the carrying value. As a result, if our actual operating results and/or the key assumptions utilized in management’s calculations differ from our expectations, it is possible that a future impairment charge may be necessary.

As the Company has elected our fiscal year-end as the annual impairment testing date, the Company assessed qualitative factors as of December 31, 2014, and determined that as there were no material changes in the results of operations or financial condition from the September 30, 2014 impairment test, it was more likely than not that the fair value of its reporting unit exceeded its carrying amount at December 31, 2014.  Factors considered included financial performance, forecasts and trends, market cap, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability.

Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2014.

Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2014.

Recent Accounting Pronouncements

Refer to Note 1, “Summary of Significant Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements.

There were no new accounting pronouncements adopted during 2014 that had a material effect on our consolidated financial statements.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2014, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. Interest under the Company’s credit facility with Bank of America, N.A. is based upon either the Prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes. However, as of December 31, 2014, the Company had no borrowings outstanding under the revolving credit facility, and the Company believes the market risk associated with the facility is minimal.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2014, has been audited by Grant Thornton LLP, an independent registered public accounting firm, who also audited the Company’s consolidated financial statements. Grant Thornton’s attestation report on the Company’s internal control over financial reporting is included herein.

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

PART IV

ITEM 15.                            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a) (1)	Financial Statements
	Index to Consolidated Financial Statements and Financial Statement Schedule	F-2
	Reports of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheets as of December 31, 2014 and 2013	F-5
	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012	F-6
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F-8
	Notes to Consolidated Financial Statements	F-9

(a) (2)	Financial Statement Schedule
	Schedule II — Valuation and Qualifying Accounts	F-28

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a) (3)	Exhibits

See the Exhibit Index for a listing of exhibits, which are filed herewith or incorporated herein by reference to the location indicated

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date:	March 13, 2015	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 13, 2015
R. Jeffrey Bailly	President, and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Senior Vice President,	March 13, 2015
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Kenneth L. Gestal	Director	March 13, 2015
Kenneth L. Gestal

/s/ David B. Gould	Director	March 13, 2015
David B. Gould

/s/ Thomas Oberdorf	Director	March 13, 2015
Thomas Oberdorf

/s/ Marc Kozin	Director	March 13, 2015
Marc Kozin

/s/ David K. Stevenson	Director	March 13, 2015
David K. Stevenson

/s/ Robert W. Pierce, Jr.	Director	March 13, 2015
Robert W. Pierce, Jr.

/s/ Lucia Luce Quinn	Director	March 13, 2015
Lucia Luce Quinn

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2014 and 2013

And for the Years Ended December 31, 2014, 2013 and 2012

With Reports of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UFP Technologies, Inc.

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UFP Technologies, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UFP Technologies, Inc.

We have audited the internal control over financial reporting of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 13, 2015

UFP TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$34,052	$37,303
Receivables, net	16,470	17,032
Inventories	12,893	11,048
Prepaid expenses	664	690
Refundable income taxes	3,192	1,537
Deferred income taxes	1,142	1,110
Total current assets	68,413	68,720
Property, plant and equipment	75,823	64,574
Less accumulated depreciation and amortization	(40,980)	(39,067)
Net property, plant and equipment	34,843	25,507
Goodwill	7,322	7,322
Intangible assets, net	953	1,346
Other assets	2,159	2,013
Total assets	$113,690	$104,908

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,398	$3,081
Accrued expenses	5,222	8,265
Current installments of long-term debt	993	976
Total current liabilities	11,613	12,322
Long-term debt, excluding current installments	1,873	2,867
Deferred income taxes	3,588	2,324
Retirement and other liabilities	1,624	1,805
Total liabilities	18,698	19,318
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; zero shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 7,068,815 shares in 2014 and 6,900,683 shares in 2013	71	69
Additional paid-in capital	22,132	20,291
Retained earnings	72,789	65,230
Total stockholders’ equity	94,992	85,590
Total liabilities and stockholders’ equity	$113,690	$104,908

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012

Net sales	$139,307	$139,223	$130,962
Cost of sales	102,427	98,209	92,643
Gross profit	36,880	41,014	38,319
Selling, general, and administrative expenses	23,847	23,605	21,665
Restructuring costs	1,556	—	—
(Gain) loss on sales of property, plant and equipment	(84)	11	(12)
Operating income	11,561	17,398	16,666
Other expenses
Interest expense, net	108	205	90
Other, net	(312)	—	2
Total other (income) expense	(204)	205	92
Income before income tax provision	11,765	17,193	16,574
Income tax expense	4,206	5,917	5,679
Net income from consolidated operations	7,559	11,276	10,895
Net income per share:
Basic	$1.08	$1.65	$1.63
Diluted	$1.05	$1.59	$1.55
Weighted average common shares:
Basic	7,028	6,824	6,679
Diluted	7,175	7,105	7,028

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2014, 2013, and 2012

(In thousands)

			Additional		Non-	Total
	Common Stock		Paid-in	Retained	Controlling	Stockholders’
	Shares	Amount	Capital	Earnings	Interests	Equity

Balance at December 31, 2011	6,555	$66	$18,186	$43,059	$674	$61,985
						—
Share-based compensation	62	—	860	—	—	860
Exercise of stock options net of shares presented for exercise	133	1	364	—	—	365
Net share settlement of restricted stock units and stock option tax w/h	—	—	(672)	—	—	(672)
Excess tax benefits on share-based compensation	—	—	831	—	—	831
Net income	—	—	—	10,895	—	10,895
Distribution to non-controlling interests	—	—	—	—	(674)	(674)
Investment in United Development Company Limited (Note 7)	—	—	(330)	—	—	(330)

Balance at December 31, 2012	6,750	$67	$19,239	$53,954	$—	$73,260

Share-based compensation	38	1	923	—	—	924
Exercise of stock options net of shares presented for exercise	113	1	190	—	—	191
Net share settlement of restricted stock units and stock option tax w/h	—	—	(879)	—	—	(879)
Excess tax benefits on share-based compensation	—	—	818	—	—	818
Net income	—	—	—	11,276	—	11,276

Balance at December 31, 2013	6,901	$69	$20,291	$65,230	$—	$85,590

Share-based compensation	20	1	1,118	—	—	1,119
Exercise of stock options net of shares presented for exercise	148	1	335	—	—	336
Net share settlement of restricted stock units and stock option tax w/h	—	—	(831)	—	—	(831)
Excess tax benefits on share-based compensation	—	—	1,219	—	—	1,219
Net income	—	—	—	7,559	—	7,559

Balance at December 31, 2014	7,069	$71	$22,132	$72,789	$—	$94,992

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statement of Cash Flows

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income from consolidated operations	$7,559	$11,276	$10,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,376	4,084	2,928
Loss (gain) on sales of property, plant and equipment	5	11	(12)
Share-based compensation	1,119	924	860
Deferred income taxes	1,232	740	610
Excess tax benefits on share-based compensation	(1,219)	(818)	(832)
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	562	804	(842)
Inventories	(1,845)	(1,353)	801
Prepaid expenses	26	(36)	(65)
Refundable income taxes	(436)	994	(695)
Accounts payable	2,317	(1,007)	384
Accrued expenses	(2,243)	1,272	2,143
Retirement and other liabilities	(181)	(417)	190
Other assets	(146)	(368)	(203)
Net cash provided by operating activities	11,126	16,106	16,162
Cash flows from investing activities:
Additions to property, plant and equipment	(13,436)	(5,830)	(11,994)
Holdback payment related to the acquisition of Packaging Alternatives Corporation (PAC)	—	(600)	—
Redemption of cash value life insurance	—	37	—
Acquisition of PAC net of cash acquired	—	—	(3,596)
Proceeds from sale of property, plant and equipment	112	1	86
Net cash used in investing activities	(13,324)	(6,392)	(15,504)
Cash flows from financing activities:
Distribution to United Development Company Partners (non-controlling interest)	—	—	(1,196)
Excess tax benefits on share-based compensation	1,219	818	832
Proceeds from the exercise of stock options, net of attestations	336	191	365
Principal repayment of long-term debt	(977)	(6,601)	(740)
Payment of statutory withholding for stock options exercised and restricted stock units vested	(831)	(879)	(672)
Payment of contingent note payable	(800)	—	—
Proceeds from long-term borrowings	—	580	4,384
Net cash (used in) provided by financing activities	(1,053)	(5,891)	2,973
Net change in cash and cash equivalents	(3,251)	3,823	3,631
Cash and cash equivalents at beginning of year	37,303	33,480	29,849
Cash and cash equivalents at end of year	$34,052	$37,303	$33,480

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(1)                     Summary of Significant Accounting Policies

UFP Technologies, Inc. (“the Company”) is an innovative designer and custom converter of foams, plastics, composites and natural fiber products principally serving the medical, automotive, consumer, electronics, industrial and aerospace and defense markets. The Company was incorporated in the State of Delaware in 1993.

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

(e)          Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2014 and 2013, cash equivalents primarily consisted of money market accounts and certificates of deposit that are readily convertible into cash.

The Company maintains its cash in bank deposit accounts, money market funds, and certificates of deposit that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts, and does not believe it is exposed to any significant custodial credit risk on cash.  The Company’s main operating account with Bank of America exceeds federal depository insurance limit by approximately $23.2 million.

(f)            Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectable. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2014.

(g)         Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2014.

(h)         Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, if shorter.

Estimated useful lives of property, plant, and equipment are as follows:

Leasehold improvements	Shorter of estimated useful life or remaining lease term
Buildings and improvements	20 years
Machinery & Equipment	7 -10 years
Furniture, fixtures, computers & software	3 - 7 years

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

(i)            Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  As of September 30, 2014, the Company consists of a single reporting unit. In conjunction with a reassessment of our reportable segments (See Note 19), we performed step 1 of the goodwill impairment test as of September 30, 2014. We utilized the guideline public company (“GPC”) method under the market approach and the discounted cash flows method (“DCF”) under the income approach to determine the fair value of the reporting unit for purposes of testing the reporting unit’s carrying value of goodwill for impairment. The GPC method derives a value by generating a multiple of EBITDA through the comparison of the Company to similar publicly traded companies. The DCF approach derives a value based on the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one that a prudent investor would require before making an investment in our equity securities. The key assumptions used in our approach included:

•                  The reporting unit’s 2014 estimated financials and five-year projections of financial results, which were based on our strategic plans and long-range forecasts. Sales growth rates represent estimates based on current and forecasted sales mix and market conditions. The profit margins were projected based on historical margins, projected sales mix, current expense structure and anticipated expense modifications.

•                  The projected terminal value, which reflects the total present value of projected cash flows beyond the last period in the DCF. This value reflects a growth rate for the reporting unit, which is approximately the same growth rate of expected inflation into perpetuity.

•                  The discount rate determined using a Weighted Average Cost of Capital method (“WACC”), which considered market and industry data as well as Company-specific risk factors.

•                  Selection of guideline public companies which are similar to each other and to the Company.

As of September 30, 2014, based on our calculations under the above noted approach, the fair value of the reporting unit exceeded its carrying value by approximately $69.0 million or 74%. In performing these calculations, management used its most reasonable estimates of the key assumptions discussed above. Based on management’s review, if any of these individual key assumptions were to change, or if a combination of these key assumptions were to change, the fair value of the reporting unit could be reduced below the carrying value. As a result, if our actual operating results and/or the key assumptions utilized in management’s calculations differ from our expectations, it is possible that a future impairment charge may be necessary.

As the Company has elected our fiscal year-end as the annual impairment testing date, the Company assessed qualitative factors as of December 31, 2014, and determined that as there were no material changes in the results of operations or financial condition from the September 30, 2014 impairment test, it was more likely than not that the fair value of its reporting unit exceeded its carrying amount at December 31, 2014.  Factors considered included financial performance, forecasts and trends, market cap, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability.

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

The Company issues share-based awards through several plans that are described in detail in Note 12.  The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Share-based compensation expense	$1,119	$924	$860

The compensation expense for stock options granted during the three-year period ended December 31, 2014, was determined as the fair value of the options using the Black Scholes valuation model.  2013 compensation expense for stock options granted prior to January 1, 2012, was determined as the fair value of the options using a lattice-based option valuation model.  The assumptions are noted as follows:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	32.8% - 37.9%	34.0% - 50.0%	56.90%
Expected dividends	None	None	None
Risk-free interest rate	0.7% - 0.9%	0.4% - 0.7%	0.39%
Exercise price	Closing price on date of grant	Closing price on date of grant	Closing price on date of grant
Expected term	3.8 to 5.0 years	3.3 to 5.0 years	5 years
Weighted-average grant-date fair value	$7.24	$5.84	$7.72

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

The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was approximately $320,000, $280,000 and $270,000, for the years ended December 31, 2014, 2013 and 2012, respectively.

(m)       Deferred Rent

The Company accounts for escalating rental payments on a straight-line basis over the term of the lease.

(n)         Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales. Amounts charged to customers pertaining to these costs are included in net sales.

(o)         Research and Development

On a routine basis, the Company incurs costs related to research and development activity. These costs are expensed as incurred. Approximately $1.2 million, $1.2 million and $1.3 million were expensed in the years ended December 31, 2014, 2013 and 2012, respectively.

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

Revisions

Certain revisions have been made to the 2013 Consolidated Balance Sheet to conform to the current year presentation relating to the current and long-term classification of deferred taxes.  The impact on the 2013 Consolidated Balance Sheet was a decrease in the amount of $112,000 to both current deferred income taxes (asset) and long-term deferred income taxes (liability).  In addition, certain revisions have been made to the 2013 and 2012 Consolidated Statements of Operations to conform to the current year presentation relating to classification of certain rent and indirect labor items.  The impact on the Consolidated Statements of Operations was a decrease to costs of sales and an increase to selling, general and administrative expenses in the amounts of $365,000 and $134,000 for the years 2013 and 2012, respectively. These revisions had no impact on previously reported net income or cash flows and are deemed immaterial to the previously issued financial statements.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard will replace most existing revenue recognition guidance when it becomes effective January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition methods. The Company is evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial position and results of operations.

There were no new accounting pronouncements adopted during 2014 that had a material effect on our consolidated financial statements.

(2)                     Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Interest	$112	$210	$58
Income taxes, net of refunds	$3,259	$4,199	$4,960

During the years ended December 31, 2014 and 2013, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling approximately $372,000 and $225,000, respectively.

The purchase of substantially all of the assets of Packaging Alternatives Corporation in 2012 included consideration in the form of a holdback of $600,000 and a long-term note valued at $692,000.

(3)                     Receivables

Receivables consist of the following (in thousands):

	December 31,
	2014	2013
Accounts receivable—trade	$16,972	$17,544
Less allowance for doubtful receivables	(502)	(512)
	$16,470	$17,032

Receivables are written off against these reserves in the period they are determined to be uncollectible, and payments subsequently received on previously written-off receivables are recorded as a reversal of the bad debt provision.  The Company performs credit evaluations on its customers and obtains credit insurance on a large percentage of its accounts, but does not generally require collateral.  The Company recorded a provision for doubtful accounts of approximately $171,000 and $32,000 for the years ended December 31, 2014 and 2013, respectively.

(4)                     Inventories

Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$7,145	$6,627
Work in process	1,142	1,056
Finished goods	4,606	3,365
	$12,893	$11,048

(5)                     Other Intangible Assets

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2014 and 2013 are as follows (in thousands):

	Patents	Non- Compete	Customer List	Total
Estimated useful life	14 years	5 years	5 years
Gross amount at December 31, 2014	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2014	(429)	(325)	(1,280)	(2,034)
Net balance at December 31, 2014	$—	$187	$766	$953

Gross amount at December 31, 2013	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2013	(429)	(249)	(963)	(1,641)
Net balance at December 31, 2013	$—	$263	$1,083	$1,346

Amortization expense related to intangible assets was approximately $393,000, $478,000 and $164,000, respectively, for the years ended December 31, 2014, 2013 and 2012. Future amortization for the years ending December 31 will be approximately (in thousands):

2015	$318
2016	318
2017	317
Total	$953

(6)                     Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2014	2013
Land and improvements	$1,613	$840
Buildings and improvements	15,988	12,576
Leasehold improvements	2,897	2,918
Machinery & Equipment	47,756	41,964
Furniture, fixtures, computers & software	5,291	4,903
Construction in progress—equipment	2,278	1,373
	$75,823	$64,574

Depreciation and amortization expense for the years ended December 31, 2014, 2013, and 2012, were approximately $4.0 million, $3.6 million and $2.8 million, respectively.

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

(8)                     Indebtedness

On December 2, 2013, the Company entered into an unsecured $40 million revolving credit facility with Bank of America, N.A. The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The credit facility was amended effective December 31, 2014, to modify the definition of “consolidated fixed-charge coverage ratio”.  The Company was in compliance with all covenants at December 31, 2014. The Company’s $40 million credit facility matures on November 30, 2018.

In conjunction with the execution of the credit facility, the Company fully paid approximately $5.1 million in debt previously outstanding under the Company’s prior credit facility with Bank of America, N.A., which was terminated on December 2, 2013. As of December 31, 2014, the Company had no borrowings outstanding under the credit facility.

On October 11, 2012, the Company entered into a loan agreement to finance the purchase of two new molded fiber machines.  The annual interest rate is fixed at 1.83%.  As of December 31, 2014, approximately $5.0 million had been advanced on the loan and the outstanding balance was approximately $2.9 million.  The loan will be repaid over a five-year term.  The loan is secured by the related molded fiber machines.

Long-term debt consists of the following (in thousands):

	December 31,
	2014	2013
Equipment loans	$2,866	$3,843
Total long-term debt	2,866	3,843
Current installments	(993)	(976)
Long-term debt, excluding current installments	$1,873	$2,867

Aggregate maturities of long-term debt are as follows (in thousands):

Year ending December 31:
2015	$993
2016	1,014
2017	859
$2,866

(9)                     Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Compensation	$1,811	$2,568
Benefits / self-insurance reserve	411	588
Paid time off	921	883
Commissions payable	164	503
Unrecognized tax benefits (see Note 10)	425	275
Customer deposit	—	1,427
Contingent note payable - PAC (see Note 18)	—	745
Other	1,490	1,276
	$5,222	$8,265

(10)              Income Taxes

The Company’s income tax provision for the years ended December 31, 2014, 2013 and 2012 consists of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current
Federal	$2,638	$4,353	$4,301
State	336	824	768
	2,974	5,177	5,069
Deferred
Federal	1,262	641	699
State	(30)	99	(89)
	1,232	740	610

Total income tax provision	$4,206	$5,917	$5,679

At December 31, 2014, the Company had net operating loss carryforwards for federal income tax purposes of approximately $710,000, which are available to offset future taxable income and expire during the federal tax year ending December 31, 2019. The future benefit of the federal net operating loss carryforwards will be limited to approximately $300,000 per year in accordance with Section 382 of the Internal Revenue Code.

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Current deferred tax assets:
Reserves	$428	$383
Inventory capitalization	264	244
Compensation programs	139	204
Retirement liability	35	33
Equity-based compensation	276	246
Total current deferred tax assets	$1,142	$1,110

Long-term deferred tax assets / (liabilities):
Excess of book over tax basis of fixed assets	$(3,471)	$(2,413)
Goodwill	(848)	(827)
Total long-term deferred tax liabilities	(4,319)	(3,240)
Net operating loss carryforwards	242	342
Deferred rent	36	46
Intangible assets	188	117
Compensation programs	265	411
Total long-term deferred tax assets	731	916
Net long-term deferred tax liabilities	$(3,588)	$(2,324)

The amounts recorded as deferred tax assets as of December 31, 2014, and 2013, represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company has total deferred tax assets of $1.8 million at December 31, 2014, that it believes are more likely than not to be realized in the carryforward period. Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34.0% to income before income tax expense as follows:

	Years Ended December 31,
	2014	2013	2012
Computed “expected” tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	1.1	3.6	2.7
Meals and entertainment	0.3	0.1	0.1
R&D credits	(0.7)	(1.0)	(0.1)
Domestic production deduction	(1.4)	(2.4)	(2.5)
Non-deductible ISO stock option expense	0.4	0.2	0.1
Unrecognized tax benefits	1.3	(0.1)	(0.2)
Other	0.8	—	0.2
Effective tax rate	35.8%	34.4%	34.3%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company has not been audited by any state for income taxes with the exception of returns filed in Michigan which have been audited through 2004, income tax returns filed in Massachusetts which have been audited through 2007 and income tax returns filed in Florida which have been audited through 2009. The Company’s federal tax return for 2008 has been audited.  Federal and state tax returns for the years 2011 through 2013 remain open to examination by the IRS and various state jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) resulting from uncertain tax positions is as follows (in thousands):

	December 31,
	2014	2013
Gross UTB balance at beginning of fiscal year	$275	$290
Increases for tax positions of prior years	195	10
Reductions for tax positions of prior years	(45)	(25)
Gross UTB balance at end of fiscal year	$425	$275

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2014 and 2013, are $425,000 and $275,000, respectively, for each year.

The total amount of accrued interest and penalties on uncertain tax positions at December 31, 2014, and 2013 was $195,000 and $0, respectively.

At December 31, 2014, all of the unrecognized tax benefits relate to tax returns of a specific state jurisdiction that are currently under examination. Accordingly, the Company expects a reduction of this amount during 2015, since the Company expects to resolve this examination in 2015.

(11)              Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute both basic and diluted income per share consisted of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Basic weighted average common shares outstanding during the year	7,028	6,824	6,679
Weighted average common equivalent shares due to stock options and restricted stock units	147	281	349
Diluted weighted average common shares outstanding during the year	7,175	7,105	7,028

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the years ended December 31, 2014, 2013, and 2012, the number of stock awards excluded from the computation was 53,651, 78,908, and 17,770, respectively.

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

Options granted under the plan generally become exercisable with respect to 25% of the total number of shares subject to such options at the end of each 12-month period following the grant of the options, except for options granted to officers, which may vest on a different schedule. At December 31, 2014, there were 15,000 options outstanding under the Employee Stock Option Plan. The plan expired on April 12, 2010.

Incentive Plan

In June 2003, the Company formally adopted the 2003 Incentive Plan (the “Plan”). The Plan was originally intended to benefit the Company by offering equity-based incentives to certain of the Company’s executives and employees, thereby giving them a permanent stake in the growth and long-term success of the Company and encouraging the continuance of their involvement with the Company’s businesses. The Plan was amended effective June 4, 2008, to permit certain performance-based cash awards to be made under the Plan.  The Plan was further amended on June 8, 2011, to increase the maximum number of shares of common stock in the aggregate to be issued to 2,250,000.  The amendment also added appropriate language so as to enable grants of stock-based awards under the Plan to continue to be eligible for exclusion from the $1,000,000 limitation on deductibility under Section 162(m) of the Internal Revenue Code (the “Code”).  The Plan was further amended on March 7, 2013, to (i) prohibit the repricing of stock options or other equity awards without the consent of the Company’s shareholders, and (ii) prohibit the Company from buying out underwater stock options.

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

Through December 31, 2014, 1,150,533 shares of common stock have been issued under the 2003 Incentive Plan, none of which have been restricted. An additional 35,088 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies. The Company has also granted awards in the form of stock options under this Plan. Through December 31, 2014, 170,000 options have been granted and 115,000 options are outstanding.  At December 31, 2014, 905,629 shares or options are available for future issuance in the 2003 Incentive Plan.

Director Plan

Effective July 15, 1998, the Company adopted the 1998 Director Plan, which was amended and renamed, on June 3, 2009, the 2009 Non-Employee Director Stock Incentive Plan (the “Director Plan”).  The Director Plan was amended on March 7, 2013, to (i) prohibit the repricing of stock options or other equity awards without the consent of the Company’s shareholders, and (ii) prohibit the Company from buying out underwater stock options. The Director Plan, as amended, provides for the issuance of stock options and other equity-based securities of up to 975,000 shares to non-employee members of the Company’s board of directors.  Through December 31, 2014, 289,782 options have been granted and 210,107 options are outstanding.  For the year ended December 31, 2014, 5,092 shares of common stock were issued and 177,993 shares remained available to be issued under the Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2013	467,500	$9.00
Granted	35,193	24.69
Exercised	(162,586)	4.36
Cancelled or expired	—	—
Outstanding December 31, 2014	340,107	$12.84	3.83	$4,008
Exercisable at December 31, 2014	257,608	$10.35	3.92	$3,675
Vested and expected to vest at December 31, 2014	340,107	$12.84	3.83	$4,008

During the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $3.4 million, $2.1 million and $2.0 million, respectively, and the total amount of consideration received from the exercise of these options was approximately $709,000, $416,000 and $506,000, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the year ended December 31, 2014, 32,164 shares (14,931 for options and 17,233 for taxes) were surrendered at an average market price of $25.42.  During the years ended December 31, 2013 and 2012, 26,662 shares were surrendered at an average market price of $ 20.54 and 22,161 shares were surrendered at an average market price of $18.01, respectively.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized compensation expense related to stock options granted to directors and employees of approximately $354,000, $214,000, and $133,000, respectively.

On February 18, 2014, the Company’s Compensation Committee approved an award of $400,000 payable in shares of the Company’s common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Equity Incentive Plan. The shares were issued on December 15, 2014. The Company has recorded compensation expense of $400,000 for the year ended December 31, 2014. Stock compensation expense of $400,000 and $300,000 was recorded in 2013 and 2012, respectively, for similar awards.

On March 12, 2014, the Company issued 196 shares of unrestricted common stock to a non-employee member of the Company’s Board of Directors as part of their retainer for serving on the Board.  Based upon the closing price of $25.48 on March 12, 2014, the Company recorded compensation expense of $5,000 associated with the stock issuance for the year ended December 31, 2014.

On June 11, 2014, the Company issued 4,893 shares of unrestricted common stock to the non-employee members of the Company’s Board of Directors as part of their annual retainer for serving on the Board.  Based upon the closing price of $25.04 on June 11, 2014, the Company recorded compensation expense of $122,000 associated with the stock issuance for the year ended December 31, 2014. The Company recorded compensation expense of $60,000 in 2013 and 2012 for similar awards.

The Company grants RSUs to its executive officers. The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company. Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s closing stock price, and is charged to expense ratably during the service period. No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested. The following table summarizes information about stock unit award activity during the year ended December 31, 2014:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2013	50,900	$11.94
Awarded	14,441	25.97
Shares distributed	(30,253)	10.11
Forfeited / Cancelled	—	—
Outstanding at December 31, 2014	35,088	$17.87

The Company recorded approximately $237,000, $250,000 and $368,000 in compensation expense related to these RSUs during the years ended December 31, 2014, 2013 and 2012 respectively.

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the year ended December 31, 2014, 9,878 shares were redeemed for this purpose at an average market price of $25.88. During the years ended December 31, 2013 and 2012, 22,089 and 25,684 shares were redeemed for this purpose at an average market price of $19.29 and $16.10, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2014, vest (in thousands):

	Options	Common Stock	Restricted Stock Units	Total
2015	$172	$—	$196	$368
2016	147	—	147	294
2017	46	—	101	147
2018	16	—	16	32
Total	$381	$—	$460	$841

Tax benefits totaling approximately $1,219,000, $818,000 and $831,000 were recognized as additional paid-in capital during the years ended December 31, 2014, 2013 and 2012, respectively, since the Company’s tax deductions exceeded the share-based compensation charge recognized for stock options exercised and RSUs vested.

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

(14)              Supplemental Retirement Benefits

The Company provides discretionary supplemental retirement benefits for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment. The Company recorded an expense of approximately $23,000, $17,000 and $32,000 for the years ended December 31, 2014, 2013 and 2012, respectively. The present value of the supplemental retirement obligation has been calculated using a 4.0% discount rate, and is included in retirement and other liabilities. Total projected future cash payments for the years ending December 31, 2015 through 2019, are approximately $25,000 for each year.

(15)              Commitments and Contingencies

(a)         Leases — The Company has operating leases for certain facilities that expire through 2018. Certain of the leases contain escalation clauses that require payments of additional rent, as well as increases in related operating costs.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2014, are as follows (in thousands):

Years Ending December 31,	Operating Leases
2015	$1,443
2016	1,341
2017	921
2018	91
Total minimum lease payments (a)	$3,796

(a)         Minimum payments have not been reduced by minimum sublease rentals of approximately $589,000 due in the future under noncancelable subleases.

Rent expense amounted to approximately $1.8 million, $2.0 million and $2.4 million in 2014, 2013 and 2012 respectively.

(b)         Legal — The Company is a defendant in various administrative proceedings that are being handled in the ordinary course of business.  In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(16)              Employee Benefit Plans

The Company maintains a profit sharing plan for eligible employees. Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals, as well as discretionary profit sharing amounts determined by the Board of Directors to be funded by March 15 following each fiscal year.  Contributions were approximately $750,000, $800,000 and $760,000 in 2014, 2013 and 2012, respectively.

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

The compensation withheld from Plan participants, together with gains or losses determined by the participants’ deferral elections is reflected as a deferred compensation obligation to participants, and is classified within retirement and other liabilities in the accompanying balance sheets. At December 31, 2014 and 2013, the balance of the deferred compensation liability totaled approximately $1.5 million and $1.7 million, respectively. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are reported within other assets in the accompanying balance sheets, and are accounted for based on the underlying cash surrender values of the policies, and totaled approximately $2.0 million and $1.8 million as of December 31, 2014 and 2013, respectively.

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

(18)              Acquisition

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

The following table summarizes the consideration paid and the acquisition date fair value of the assets acquired and liabilities assumed relating to the transaction (in thousands):

PAC Acquisition	December31, 2012

Consideration:
Cash	$4,400
Purchase holdback	600
Contingent note payable, at present value	692
Fair value of total consideration transferred	$5,692
Acquisition costs (professional fees) included in SG&A	$57
Recognized amounts of identifiable assets acquired:
Cash	$804
Accounts receivable	1,375
Inventory	737
Other assets	54
Fixed assets	793
Non-compete	312
Customer list	1,277
Goodwill	841
Total identifiable net assets	6,193
Accounts payable	(312)
Accrued Expenses	(189)
Net assets acquired	$5,692

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

Consideration for the net assets acquired included a note payable to the Sellers in the amount of $800,000.  The note was paid in October 2014.  The note was discounted to reflect imputed interest at 2% and a probability of payment of 95% and 90% for 2013 and 2012, respectively.

The goodwill recorded of $841,000 approximates the amount of goodwill the Company expects to deduct for tax purposes.  The goodwill reflects the excess of consideration to be paid over the fair value of the net assets acquired, and represents the value of the workforce as well as synergies expected to be realized.

The Consolidated Statement of Operations for the year ended December 31, 2013 includes the following operating results for PAC (in thousands):

Year Ended
December 31,
2013
Sales	$10,253
Operating Income	438

The following table contains the unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2012, as if the PAC acquisition had occurred at the beginning of 2012 (in thousands):

Year Ended December 31,
2012 Proforma (Unaudited)
Sales	$141,274
Net income	11,559
Earnings Per Share:
Basic	$1.73
Diluted	1.64

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

Revenues from customers outside of the United States are not material.  No customer comprised more than 10% of the Company’s consolidated revenues for the year ended December 31, 2014.  All of the Company’s assets are located in the United States.

The Company’s custom products are primarily sold to customers within the Medical, Automotive, Consumer, Electronics, Industrial and Aerospace and Defense markets.  Sales by market for 2014 are as follows (in thousands) (it is not practical to determine sales by market for previous years):

Market	Net Sales	%

Medical	$50,080	35.9%
Automotive	24,943	17.9%
Consumer	17,366	12.5%
Electronics	17,022	12.2%
Industrial	15,327	11.0%
Aerospace & Defense	14,569	10.5%
Net Sales	$139,307

(20)              Quarterly Financial Information (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share data):

2014	Q1	Q2	Q3	Q4
Net sales	$34,609	$34,025	$35,406	$35,267
Gross profit	9,108	9,476	9,683	8,613
Net income	2,062	1,860	2,066	1,571
Basic net income per share	0.30	0.27	0.29	0.22
Diluted net income per share	0.29	0.26	0.29	0.22

2013	Q1	Q2	Q3	Q4
Net sales	$33,697	$35,832	$34,700	$34,993
Gross profit	8,902	10,719	10,162	11,231
Net income	2,030	2,982	2,887	3,377
Basic net income per share	0.30	0.44	0.42	0.49
Diluted net income per share	0.29	0.42	0.41	0.47

(21)              Plant Consolidation

On January 7, 2014, the Company committed to move forward with a plan to cease operations at its Glendale Heights, Illinois plant and consolidate operations into its Grand Rapids, Michigan, facility. The Company’s decision was in response to a pending significant increase in lease cost, declining sales at the Illinois facility, and significant anticipated savings as a result of the consolidation. The consolidation into the Michigan facility is complete and the actual costs incurred are included in the table below.

On July 16, 2014, the Company committed to move forward with a plan to cease operations at its Costa Mesa, California, plant and consolidate operations into its Rancho Dominguez, California, facility and other UFP facilities. The Company’s decision was in response to the upcoming December 31, 2014, expiration of the lease on the Costa Mesa facility as well as the close proximity of the two properties. This consolidation is substantially complete and the actual costs incurred through December 31, 2014 are included in the table below.

The Company has recorded the following restructuring costs associated with the plant consolidations discussed above for the year ended December 31, 2014 (in thousands):

Restructuring Costs	Michigan	California	Total

Employee severance payments	$237	$10	$247
Relocation costs	356	501	857
Workforce training costs	373	—	373
Plant infrastructure costs	79	—	79

Total restructuring costs	$1,045	$511	$1,556

These costs were reclassified in the 2014 Consolidated Statement of Operations as “Restructuring Costs” as follows: $1,385,000 from Cost of Sales, $82,000 from Selling, General and Administrative expenses and $89,000 from Gain on sales of property, plant and equipment. The Company also incurred approximately $373,000 and $38,000, in related capital improvements at its Michigan and California facilities, respectively, for the year ended December 31, 2014.

(22)              Subsequent Events

In January 2015, the Company acquired a 137,000 square foot commercial building on 27 acres in Newburyport, Massachusetts for approximately $6.8 million.   The Company anticipates that it will further expand the property and consolidate portions of its Northeast operations into its new property in multiple phases between 2015 and 2017. It expects to incur further costs with the consolidation but also expects the efficiency savings to be significant.   It has not yet estimated either the one-time costs or efficiency gains in a potential consolidation of operations.

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2014, 2013 and 2012

Accounts receivable, allowance for doubtful accounts:

	2014	2013	2012
Balance at beginning of year	$512	$495	$379
Provision credited to expense	63	22	113
Recoveries, net of write-offs	(73)	(5)	3
Balance at end of year	$502	$512	$495

Exhibit Index

Number	Description of Exhibit

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

10.02	1993 Non-employee Director Stock Option Plan (incorporated by reference to the Company’s Registration Statement on Form S-8 (Registration No. 33-76440), filed with the SEC on December 11, 2009). #

10.03	Facility Lease between the Company and Raritan Associates (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993).

10.04

Amendment to Facility Lease between the Company and Raritan Johnson Associates, LLC (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 27, 2008).

10.05	Amendment to Facility Lease between the Company and Raritan Johnson Associates, LLC.*

10.06

Facility Lease between the Company and Dana Evans d/b/a Evans Enterprises (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993).

10.07

Form of Indemnification Agreement for directors and officers of the Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993). #

Number	Description of Exhibit

10.08

Lease Amendment III to the Facility Lease between the Company and Ward Hill Realty Associates, LLC, successors in interest to Evans Enterprises of South Beach (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 13, 2002).

10.09

Facility Lease between Simco Automotive Trim, Inc. and Insite Atlanta, LLC (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.10	Amendment to Facility Lease between Simco Automotive Trim, Inc. and Max Warehousing, L.L.C., successor in interest to Insite Atlanta, LLC.*

10.11

Executive Non-qualified Excess Plan (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, filed with the SEC on November 13, 2006). #

10.12

UFP Technologies, Inc. 2003 Incentive Plan, as amended (incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 10, 2013). #

10.13

Promissory Note of United Development Company Limited in favor of Bank of America, N.A. dated May 22, 2007 (incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the SEC on August 10, 2007).

10.14	Employment Agreement with R. Jeffrey Bailly dated October 8, 2007 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2007). #

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

10.17	Amendment No. 1 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to Exhibit 10.56 to the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2011). #

10.18

Facility Lease between the Company and East Group Properties, LLP (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 11, 2012).

10.19

Facility Lease between the Company and Susana Property Co. (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012).

10.20	Amendment No. 2 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, filed with SEC on February 22, 2013). #

Number	Description of Exhibit

10.21	Form of 2013 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.63 to the Company’s Current Report on Form 8-K, filed with SEC on February 22, 2013). #

10.22	Form of 2013 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.64 to the Company’s Current Report on Form 8-K, filed with SEC on February 22, 2013). #

10.23	Form of 2014 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2014). #

10.24	Form of 2014 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2014). #

10.25

Credit Agreement between the Company and Bank of America, N.A., dated December 2, 2013 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014).

10.26	Amendment to Credit Agreement between the Company and Bank of America, N.A., dated March 9, 2015.*

10.27	Form of 2015 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2015). #

10.28	Form of 2015 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2015). #

21.01	Subsidiaries of the Company. *

23.01	Consent of Grant Thornton LLP. *

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Calculation Linkbase Document. *

101.LAB	XBRL Taxonomy Label Linkbase Document. *

101.PRE	XBRL Taxonomy Presentation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

*                        Filed herewith.

**                 Furnished herewith.

#                        Indicates management contract or compensatory plan or arrangement.