Form 10-Q
period 2015-03-31
UFP TECHNOLOGIES INC
filed 2015-05-08
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 2015

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

7,108,094 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of May 4, 2015.

UFP Technologies, Inc.

PART I:               FINANCIAL INFORMATION

ITEM 1:              FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,392	$34,052
Receivables, less allowance for doubtful accounts of $476 at March 31, 2015 and $502 at December 31, 2014	18,223	16,470
Inventories	12,925	12,893
Prepaid expenses	2,060	664
Refundable income taxes	2,579	3,192
Deferred income taxes	1,150	1,142
Total current assets	61,329	68,413
Property, plant and equipment	84,178	75,823
Less accumulated depreciation and amortization	(41,887)	(40,980)
Net property, plant and equipment	42,291	34,843
Goodwill	7,322	7,322
Intangible assets, net	874	953
Other assets	2,210	2,159
Total assets	$114,026	$113,690

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,336	$5,398
Accrued expenses	4,502	5,222
Current installments of long-term debt	998	993
Total current liabilities	9,836	11,613
Long-term debt, excluding current installments	1,621	1,873
Deferred income taxes	3,692	3,588
Retirement and other liabilities	1,790	1,624
Total liabilities	16,939	18,698
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; zero shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 7,108,094 at March 31, 2015 and 7,068,815 at December 31, 2014	71	71
Additional paid-in capital	22,574	22,132
Retained earnings	74,442	72,789
Total stockholders’ equity	97,087	94,992
Total liabilities and stockholders’ equity	$114,026	$113,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$33,977	$34,609
Cost of sales	25,339	25,432
Gross profit	8,638	9,177
Selling, general & administrative expenses	6,024	5,892
Restructuring costs	78	90
Gain on sale of fixed assets	(31)	—
Operating income	2,567	3,195
Interest expense, net	24	22
Income before income tax expense	2,543	3,173
Income tax expense	890	1,111
Net income	$1,653	$2,062

Net income per share:
Basic	$0.23	$0.30
Diluted	$0.23	$0.29
Weighted average common shares outstanding:
Basic	7,076	6,972
Diluted	7,193	7,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,653	$2,062
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,153	1,131
Gain on sale of fixed assets	(31)	—
Share-based compensation	210	265
Excess tax benefit on share-based compensation	(183)	(563)
Deferred income taxes	96	(121)
Changes in operating assets and liabilities:
Receivables, net	(1,753)	(1,118)
Inventories	(32)	(1,129)
Prepaid expenses	(1,396)	(1,372)
Refundable income taxes	796	1,151
Other assets	(51)	(51)
Accounts payable	(1,062)	1,567
Accrued taxes and other expenses	(720)	(2,548)
Retirement and other liabilities	166	(280)
Net cash used in operating activities	(1,154)	(1,006)
Cash flows from investing activities:
Additions to property, plant, and equipment	(8,522)	(1,377)
Proceeds from sale of fixed assets	31	—
Net cash used in investing activities	(8,491)	(1,377)
Cash flows from financing activities:
Principal repayments of long-term debt	(247)	(243)
Proceeds from exercise of stock options, net of attestation	128	81
Excess tax benefit on share-based compensation	183	563
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(79)	(701)
Net cash used in financing activities	(15)	(300)
Net decrease in cash and cash equivalents	(9,660)	(2,683)
Cash and cash equivalents at beginning of period	34,052	37,303
Cash and cash equivalents at end of period	$24,392	$34,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)                   Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s 2014 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of income for the three-month periods ended March 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2015 and 2014 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015.

Revisions

Certain revisions have been made to the Condensed Consolidated Statement of Income for the three-month period ended March 31, 2014 to conform to the current year presentation. These revisions relate to the classification of certain restructuring, rent and indirect labor items.  The impact on the Condensed Consolidated Statement of Income for the three-month period ended March 31, 2014 was a decrease to costs of sales, an increase to selling, general and administrative expenses and an increase in restructuring costs in the amounts of $148,000, $58,000 and $90,000, respectively. These revisions had no impact on previously reported operating income, net income or cash flows and are deemed immaterial to the previously issued financial statements.

(2)                   Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Interest	$23	$31
Income taxes, net of refunds	$(1)	$80

During the three-month period ended March 31, 2014, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling approximately $203,000. No cashless exercises occurred during the three-month period ended March 31, 2015.

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2014.  The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Total share-based compensation expense	$210	$265

Share-based compensation for the three-month period ended March 31, 2014, includes approximately $5,000 representing the fair value of the Company’s common stock granted during the period to the Board of Directors.

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $58,000 and $70,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

The following is a summary of stock option activity under all plans for the three-month period ended March 31, 2015:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	340,107	$12.84
Granted	—	—
Exercised	(32,258)	4.02
Outstanding at March 31, 2015	307,849	$13.76	3.90	$2,844
Exercisable at March 31, 2015	240,350	$11.73	4.04	$2,691
Vested and expected to vest at March 31, 2015	307,849	$13.76	3.90	$2,844

The Company did not grant any stock options during the first quarter of 2015.

During the three-month periods ended March 31, 2015 and 2014, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $600,000 and $2.3 million, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $130,000 and $284,000, respectively.  At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the three-months ended March 31, 2015, there were no shares surrendered for this purpose. During the three-months ended March 31, 2014, 25,094 shares were surrendered at an average market price of $25.84.

During the three-month periods ended March 31, 2015 and 2014, the Company recognized compensation expense related to stock options granted to directors and employees of approximately $44,000 and $94,000, respectively.

On February 24, 2015, the Company’s Compensation Committee approved the award of $400,000, payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2015.  During the three-month period ended March 31, 2015, the Company recorded compensation expense associated with the award of $100,000. The Company recorded compensation expense of $100,000 for the three-month period ended March 31, 2014 for a similar award.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the three-month period ended March 31, 2015:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Unvested at December 31, 2014	35,088	$17.87
Awarded	23,975	23.46
Shares vested	(10,426)	18.35
Unvested at March 31, 2015	48,637	$19.13

During each of the three-month periods ended March 31, 2015 and 2014, the Company recorded compensation expense related to RSUs of approximately $66,000.

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares.  During the three-month periods ended March 31, 2015 and 2014, 3,405 and 9,878 shares were surrendered at an average market price of $23.15 and $25.88, respectively.

As of March 31, 2015, the Company had approximately $1.3 million of unrecognized compensation expense, which is expected to be recognized over a period of 4.0 years.

(5)                   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following at the stated dates (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$7,271	$7,145
Work in process	1,199	1,142
Finished goods	4,455	4,606
Total inventory	$12,925	$12,893

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Weighted average common shares outstanding, basic	7,076	6,972
Weighted average common equivalent shares due to stock options and RSUs	117	176
Weighted average common shares outstanding, diluted	7,193	7,148

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive.  For the three-month periods ended March 31, 2015 and 2014, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 53,651 and 577, respectively.

(8)                   Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material.  No customer comprised more than 10% of the Company’s consolidated revenues for the three-month period ended March 31, 2015.  All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Automotive, Industrial, Consumer, Aerospace and Defense, and Electronics, markets.  Net sales by market for the three-month periods ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015		2014
Market	Net Sales	%	Net Sales	%

Medical	$13,820	40.7%	$12,228	35.3%
Automotive	6,765	19.9%	7,064	20.4%
Industrial	3,983	11.7%	4,415	12.8%
Consumer	3,873	11.4%	4,504	13.0%
Aerospace & Defense	2,833	8.3%	3,328	9.6%
Electronics	2,703	8.0%	3,070	8.9%
Net Sales	$33,977	100.0%	$34,609	100.0%

(9)                     Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of March 31, 2015 and December 31, 2014, are as follows (in thousands):

	Patents	Non- Compete	Customer List	Total
Estimated useful life	14 years	5 years	5 years
Gross amount at March 31, 2015	$429	$512	$2,046	$2,987
Accumulated amortization at March 31, 2015	(429)	(340)	(1,344)	(2,113)
Net balance at March 31, 2015	$—	$172	$702	$874

Gross amount at December 31, 2014	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2014	(429)	(325)	(1,280)	(2,034)
Net balance at December 31, 2014	$—	$187	$766	$953

Amortization expense related to intangible assets was approximately $79,000 and $119,000 for the three-month periods ended March 31, 2015 and 2014, respectively.  The estimated remaining amortization expense as of March 31, 2015 is as follows (in thousands):

Remainder of:
2015	$238
2016	318
2017	318
Total	$874

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

The Company recorded a tax expense of approximately 35% of income before income tax expense for both the three-month periods ended March 31, 2015 and 2014.

(11)              Plant Consolidations

Restructuring Costs

On March 18, 2015, the Company committed to move forward with a plan to cease operations at its Raritan, New Jersey plant and consolidate operations into its Newburyport, Massachusetts facility and other UFP facilities. The Company’s decision was in response to a continued decline in business at the facility and the recent purchase of the 137,000 square foot facility in Newburyport. The Company expects the activities related to this consolidation to be completed on or before October 31, 2015.

The Company expects to incur approximately $1.1 million in one-time expenses in connection with the consolidation. Included in this amount are approximately $360,000 of expenses the Company expects to incur relating to employee severance payments and training costs, approximately $600,000 in moving expenses and expenses associated with vacating the Raritan property, and approximately $100,000 in lease termination costs. Total cash charges are estimated at $1.0 million. The Company expects annual cost savings of approximately $400,000 as a result of the plant consolidation.

On July 16, 2014, the Company committed to move forward with a plan to cease operations at its Costa Mesa, California, plant and consolidate operations into its Rancho Dominguez, California, facility and other UFP facilities. The Company’s decision was in response to the December 31, 2014, expiration of the lease on the Costa Mesa facility as well as the close proximity of the two properties. This consolidation was complete at March 31, 2015.  Costs incurred during the three-month period ended March 31, 2015 totaled approximately $78,000 of which $60,000 was related to relocation costs and $18,000 was related to severance costs. The Company also incurred approximately $232,000 for the three-month period ended March 31, 2015, in related capital improvements at its California facility.

On January 7, 2014, the Company committed to move forward with a plan to cease operations at its Glendale Heights, Illinois plant and consolidate operations into its Grand Rapids, Michigan, facility. The Company’s decision was in response to a pending significant increase in lease cost, declining sales at the Illinois facility, and significant anticipated savings as a result of the consolidation. The consolidation into the Michigan facility was completed during the third quarter of 2013.  Costs incurred during the three-month period ended March 31, 2014 totaled approximately $90,000 of which $80,000 was related to workforce training, plant infrastructure and relocation costs and $10,000 was related to severance costs.

ITEM 2:                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects, anticipated trends in the different markets in which the Company competes, including the medical, automotive, consumer, electronics, industrial and aerospace and defense markets, anticipated advantages relating to the Company’s decisions to consolidate its Midwest, California and Northeast facilities and the expected cost savings and efficiencies associated therewith, anticipated advantages of maintaining fewer, larger plants, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product lines, anticipated advantages the Company expects to realize as a result of its new enterprise resource planning software system, expectations regarding the manufacturing capacity and efficiencies of the Company’s new production equipment, statements about the Company’s acquisition opportunities and strategies, its participation and growth in multiple markets, its business opportunities, the Company’s growth potential and strategies for growth, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales or earnings. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation risks and uncertainties associated with plant closures and expected efficiencies from consolidating manufacturing, risks associated with the implementation of new production equipment in a timely, cost-efficient manner, risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity, and risks and uncertainties associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates.  Accordingly, actual results may differ materially.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this Report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as well as the risks and uncertainties discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to UFP Technologies, Inc. and its consolidated subsidiaries.

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics, composites and natural fiber products, principally serving the medical, automotive, consumer, electronics, industrial and aerospace and defense markets. The Company consists of a single operating and reportable segment.

The Company experienced softness in all of its end-use markets with the exception of its medical market sales which grew by just over 13%.  This, coupled with continued start-up costs in its new molded fiber business in El Paso, Texas and higher overhead costs, resulted in a 19.7% decrease in operating income for the three-month period ended March 31, 2015.  The Company anticipates improving sales during 2015 and continued strength in its medical business.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Results of Operations

Sales

Sales for the three-month period ended March 31, 2015, decreased approximately 1.8% to $34.0 million from sales of $34.6 million for the same period in 2014.  The decrease in sales for the three-month period ended March 31, 2015, is primarily due to soft sales in all end-use markets with the exception of medical which grew by just over 13%.  Sales declined by approximately 15% and 14% in the aerospace and defense and consumer markets, respectively.  The decline in sales to the aerospace and defense market was primarily attributable to non-recurring contract manufacturing orders from a single defense customer in the first quarter of 2014.  The decline in sales to the consumer market was primarily attributable to non-repeating fiber packaging orders from a single customer in the first quarter of 2014.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 25.4% for the three-month period ended March 31, 2015, from 26.5% for the same period in 2014.  As a percentage of sales, material and labor collectively increased 0.9%, while overhead increased 0.3%.  The increase in collective material and labor as a percentage of sales is primarily due to increased start-up costs incurred in the new molded fiber line in El Paso, Texas and the related transfer of business from the Company’s plant in Iowa.  The increase in overhead as a percentage of sales is primarily due to the higher fixed costs in the Company’s molded fiber operations measured against softer sales, partially offset by overhead efficiencies gained from the Company’s recent consolidation efforts.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 2.2% to $6.0 million for the three-month period ended March 31, 2015, from $5.9 million for the same period in 2014.  The slight increase in SG&A for the three-month period ended March 31, 2015, is primarily due to normal inflationary increases partially offset by efficiencies gained by the Company’s recent consolidation efforts.  As a percentage of sales, SG&A increased to 17.7% for the three-month period ended March 31, 2015, from 17.0% for the same three-month period in 2014.  The increase in SG&A as a percentage of sales for the three-month period ended March 31, 2015 is primarily due to the relatively fixed nature of SG&A expenses measured against lower sales.

Restructuring Costs

For the three-month period ended March 31, 2015, the Company incurred restructuring costs in our California facility of approximately $78,000, of which $60,000 was related to relocation costs and $18,000 was related to severance costs.  For the three-month period ended March 31, 2014, the Company incurred restructuring costs in our Michigan/Illinois facilities of approximately $90,000, of which $80,000 was related to workforce training, plant infrastructure and relocation costs and $10,000 was related to severance costs.

Interest Expense

The Company had net interest expense of approximately $24,000 for the three-month period ended March 31, 2015, compared to net interest expense of approximately $22,000 in the same period of 2014.

Income Taxes

The Company’s effective tax rate was approximately 35.0%, for each of the three-month periods ended March 31, 2015 and 2014.  The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at March 31, 2015. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash used in operations for the three-month period ended March 31, 2015, was approximately $1.2 million and was primarily a result of an increase in accounts receivable of approximately $1.8 million due to strong March sales, an increase in prepaid expenses of approximately $1.4 million due to upfront insurance premium payments, a decrease in accounts payable of approximately $1.1 million due to the timing of vendor payments in the ordinary course of business, and a decrease in accrued expenses of approximately $0.7 million due to payments for 2014 year-end bonuses, annual profit sharing contributions, and sales commissions. These cash outflows were partially offset by net income generated of approximately $1.7 million, and an increase in refundable income taxes of approximately $0.8 million.

Net cash used in investing activities during the three-month period ended March 31, 2015, was approximately $8.5 million and was primarily the result of additions of manufacturing machinery and equipment at our California and Texas facilities and the purchase of a new manufacturing and headquarters building in Massachusetts.

Net cash used in financing activities was approximately $15,000 during the three-month period ended March 31, 2015, representing cash used to service term debt of approximately $247,000 and to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $79,000, partially offset by excess tax benefits on share-based compensation of approximately $183,000 and net proceeds received upon stock option exercises of approximately $128,000.

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

As of March 31, 2015, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all covenants under the credit facility.

In 2012, the Company financed the purchase of two molded fiber machines through five-year term loans that mature in September 2017.  The annual interest rate is fixed at 1.83% and the loans are secured by the related molded fiber machines. As of March 31, 2015, the outstanding balance of the term loan facility was approximately $2.6 million.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations.  The Company’s principal sources of funds are its operations and its revolving credit facility.  The Company used cash of approximately $1.2 million in operations during the three-month period ended March 31, 2015, and cannot guarantee that its operations will generate cash in future periods.  The Company’s longer-term liquidity is contingent upon future operating performance.

On March 18, 2015, the Company committed to move forward with a plan to cease operations at its Raritan, New Jersey plant and consolidate operations into its Newburyport, Massachusetts facility and other UFP facilities. The Company’s decision was in response to a continued decline in business at the facility and the recent purchase of the 137,000 square foot facility in Newburyport. The Company expects the activities related to this consolidation to be completed on or before October 31, 2015.

The Company expects to incur approximately $1.1 million in one-time expenses in connection with the consolidation. Included in this amount are approximately $360,000 of expenses the Company expects to incur relating to employee severance payments and training costs, approximately $600,000 in moving expenses and expenses associated with vacating the Raritan property, and approximately $100,000 in lease termination costs. Total cash charges are estimated at $1.0 million. The Company expects annual cost savings of approximately $400,000 as a result of the plant consolidation.

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

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance-Sheet Arrangements

The Company had no off-balance-sheet arrangements during the three-month period ended March 31, 2015, other than operating leases.

ITEM 3:                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

PART II:                                OTHER INFORMATION

ITEM 1A:                          RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1 - Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

UFP TECHNOLOGIES, INC.

Date: May 8, 2015	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly
Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: May 8, 2015	By:	/s/ Ronald J. Lataille
Ronald J. Lataille
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed herewith.
** Furnished herewith.