Form 10-Q
period 2015-06-30
UFP TECHNOLOGIES INC
filed 2015-08-07
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2015

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

7,124,850 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of August 3, 2015.

UFP Technologies, Inc.

PART I:                                             FINANCIAL INFORMATION

ITEM 1:                                           FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,173	$34,052
Receivables, less allowance for doubtful accounts of $602 at June 30, 2015 and $502 at December 31, 2014	19,518	16,470
Inventories	12,832	12,893
Prepaid expenses	1,664	664
Refundable income taxes	479	3,192
Deferred income taxes	1,155	1,142
Total current assets	64,821	68,413
Property, plant and equipment	86,088	75,823
Less accumulated depreciation and amortization	(42,966)	(40,980)
Net property, plant and equipment	43,122	34,843
Goodwill	7,322	7,322
Intangible assets, net	794	953
Other assets	2,203	2,159
Total assets	$118,262	$113,690

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,473	$5,398
Accrued expenses	6,146	5,222
Current installments of long-term debt	1,002	993
Total current liabilities	11,621	11,613
Long-term debt, excluding current installments	1,368	1,873
Deferred income taxes	3,795	3,588
Retirement and other liabilities	1,553	1,624
Total liabilities	18,337	18,698
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; zero shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 7,124,850 at June 30, 2015 and 7,068,815 at December 31, 2014	71	71
Additional paid-in capital	23,139	22,132
Retained earnings	76,715	72,789
Total stockholders’ equity	99,925	94,992
Total liabilities and stockholders’ equity	$118,262	$113,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$36,499	$34,025	$70,476	$68,634
Cost of sales	26,206	24,480	51,544	49,912
Gross profit	10,293	9,545	18,932	18,722
Selling, general & administrative expenses	6,776	6,535	12,800	12,428
Restructuring costs	30	234	108	324
Gain on sale of fixed assets	—	(12)	(31)	(12)
Operating income	3,487	2,788	6,055	5,982
Interest income (expense), net	8	(27)	(15)	(48)
Other income	—	100	—	100
Income before income tax expense	3,495	2,861	6,040	6,034
Income tax expense	1,223	1,001	2,114	2,112
Net income	$2,272	$1,860	$3,926	$3,922

Net income per share:
Basic	$0.32	$0.27	$0.55	$0.56
Diluted	$0.32	$0.26	$0.55	$0.55
Weighted average common shares outstanding:
Basic	7,116	7,025	7,096	6,999
Diluted	7,210	7,168	7,203	7,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$3,926	$3,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,341	2,247
Gain on sale of fixed assets	(31)	(12)
Share-based compensation	647	730
Excess tax benefit on share-based compensation	(219)	(834)
Deferred income taxes	194	(225)
Changes in operating assets and liabilities:
Receivables, net	(3,048)	(590)
Inventories	61	(2,381)
Prepaid expenses	(1,000)	(991)
Refundable income taxes	2,932	746
Other assets	(44)	(103)
Accounts payable	(925)	1,080
Accrued expenses	924	(1,431)
Retirement and other liabilities	(71)	(216)
Net cash provided by operating activities	5,687	1,942
Cash flows from investing activities:
Additions to property, plant, and equipment	(10,461)	(4,309)
Escrow deposit for Texas building purchase	—	(2,968)
Proceeds from sale of fixed assets	31	22
Net cash used in investing activities	(10,430)	(7,255)
Cash flows from financing activities:
Principal repayments of long-term debt	(496)	(486)
Proceeds from exercise of stock options, net of attestation	220	323
Excess tax benefit on share-based compensation	219	834
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(79)	(701)
Net cash used in financing activities	(136)	(30)
Net decrease in cash and cash equivalents	(4,879)	(5,343)
Cash and cash equivalents at beginning of period	34,052	37,303
Cash and cash equivalents at end of period	$29,173	$31,960

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

The condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of income for the three and six- month periods ended June 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the six- month periods ended June 30, 2015 and 2014 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three and six- month periods ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015.

Revisions

Certain revisions have been made to the Condensed Consolidated Statement of Income for the three and six- month periods ended June 30, 2014 to conform to the current year presentation. These revisions relate to the classification of certain rent and indirect labor items.  The impact on the Condensed Consolidated Statement of Income for the three month period ended June 30, 2014 was a decrease to costs of sales and an increase to selling, general and administrative expenses in the amount of approximately $69,000. The impact on the Condensed Consolidated Statement of Income for the six- month period ended June 30, 2014 was a decrease to costs of sales and an increase to selling, general and administrative expenses in the amount of $138,000. These revisions had no impact on previously reported operating income, net income or cash flows and are deemed immaterial to the previously issued financial statements.

(2)                   Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Interest, net	$15	$47
Income taxes, net of refunds	$(1,013)	$1,589

During the six—month period ended June 30, 2014, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling approximately $352,000. No cashless exercises occurred during the six—month period ended June 30, 2015.

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2014.  The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total share-based compensation expense	$436	$465	$647	$730

Share-based compensation for the three-month periods ended June 30, 2015 and 2014 includes approximately $105,000 and $122,000, respectively, representing the fair value of the Company’s common stock granted during the periods to the Board of Directors.  Share-based compensation for the six-month periods ended June 30, 2015 and 2014 includes approximately $105,000 and $127,000, respectively, representing the fair value of the Company’s common stock granted during the periods to the Board of Directors.

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $135,000 and $145,000, respectively, for the three-month periods ended June 30, 2015 and 2014, and $193,000 and $215,000, respectively, for the six-month periods ended June 30, 2015 and 2014.

The following is a summary of stock option activity under all plans for the six-month period ended June 30, 2015:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	340,107	$12.84
Granted	17,526	19.97
Exercised	(43,758)	5.09
Outstanding at June 30, 2015	313,875	$14.32	3.99	$2,227
Exercisable at June 30, 2015	250,126	$12.67	4.22	$2,153
Vested and expected to vest at June 30, 2015	313,875	$14.32	3.99	$2,227

On June 10, 2015, the Company granted options to its directors for the purchase of 17,526 shares of common stock at that day’s closing price of $19.97.  The compensation expense related to these grants was determined as the fair value of the options using the Black Scholes option pricing model based on the following assumptions:

Expected volatility	32.3%
Expected dividends	None
Risk free interest rate	1.0%
Expected term	5.0 years

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term, and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The weighted average grant date fair value of options granted during the six- month period ended June 30, 2015 was $5.99.

During the six-month periods ended June 30, 2015 and 2014, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $696,000 and $3.4 million, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $223,000 and $675,000, respectively.  At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the six—months ended June 30, 2015, there were no shares surrendered for this purpose. During the six—months ended June 30, 2014, 31,310 shares were surrendered at an average market price of $25.47.

During the three-month periods ended June 30, 2015 and 2014, the Company recognized compensation expense related to stock options granted to directors and employees of approximately $149,000 and $172,000, respectively.  During the six-month periods ended June 30, 2015 and 2014, the Company recognized compensation expenses related to stock options granted to directors and employees of approximately $193,000 and $267,000, respectively.

On February 24, 2015, the Company’s Compensation Committee approved the award of $400,000, payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2015.  The Company recorded compensation expense associated with the award of $100,000 and $200,000, respectively, during the three- and six-month periods ended June 30, 2015 and 2014.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the six-month period ended June 30, 2015:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Unvested at December 31, 2014	35,088	$17.87
Awarded	23,975	23.46
Shares vested	(10,426)	18.35
Unvested at June 30, 2015	48,637	$19.89

During each of the three- and six-month periods ended June 30, 2015, the Company recorded compensation expense related to RSUs of approximately $82,000 and $149,000.  The Company recorded compensation expense of approximately $70,000 and $136,000, respectively, for the same periods in 2014.

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares.  During the six-month periods ended June 30, 2015 and 2014, 3,405 and 9,878 shares were surrendered at an average market price of $23.15 and $25.88, respectively.

As of June 30, 2015, the Company had approximately $1.2 million of unrecognized compensation expense, which is expected to be recognized over a period of 3.8 years.

(5)                   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following at the stated dates (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$7,223	$7,145
Work in process	1,265	1,142
Finished goods	4,344	4,606
Total inventory	$12,832	$12,893

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding, basic	7,116	7,025	7,096	6,999
Weighted average common equivalent shares due to stock options and RSUs	94	143	107	161
Weighted average common shares outstanding, diluted	7,210	7,168	7,203	7,160

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive.  For both the three- and six-month periods ended June 30, 2015, the number of stock awards excluded from the computation of diluted earnings per share was 82,719. For both the three- and six-month periods ended June 30, 2014, the number of stock awards excluded from the computation of diluted earnings per share was 30,193.

(8)                   Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material.  No customer comprised more than 10% of the Company’s consolidated revenues for the three-month period ended June 30, 2015.  All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Automotive, Industrial, Consumer, Aerospace and Defense, and Electronics, markets.  Net sales by market for the three- and six-month periods ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$14,935	40.9%	$12,840	37.7%	$28,732	40.8%	$25,075	36.5%
Automotive	7,007	19.2%	6,010	17.7%	13,772	19.5%	13,074	19.0%
Industrial	4,839	13.3%	5,012	14.7%	9,641	13.7%	10,307	15.0%
Aerospace & Defense	3,508	9.6%	2,732	8.0%	6,454	9.2%	6,089	8.9%
Consumer	3,201	8.8%	3,660	10.8%	6,324	9.0%	7,245	10.6%
Electronics	3,009	8.2%	3,771	11.1%	5,553	7.9%	6,844	10.0%
Net Sales	$36,499	100.0%	$34,025	100.0%	$70,476	100.0%	$68,634	100.0%

(9)                     Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of June 30, 2015 and December 31, 2014, are as follows (in thousands):

	Patents	Non- Compete	Customer List	Total
Estimated useful life	14 years	5 years	5 years
Gross amount at June 30, 2015	$429	$512	$2,046	$2,987
Accumulated amortization at June 30, 2015	(429)	(356)	(1,408)	(2,193)
Net balance at June 30, 2015	$—	$156	$638	$794

Gross amount at December 31, 2014	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2014	(429)	(325)	(1,280)	(2,034)
Net balance at December 31, 2014	$—	$187	$766	$953

Amortization expense related to intangible assets was approximately $79,000 and $113,000 for the three-month periods ended June 30, 2015 and 2014, respectively, and $159,000 and $232,000 for the six-month periods ended June 30, 2015 and 2014, respectively.  The estimated remaining amortization expense as of June 30, 2015 is as follows (in thousands):

Remainder of:

2015	$158
2016	318
2017	318
Total	$794

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

The Company recorded a tax expense of approximately 35.0% of income before income tax expense for each of the three-month periods ended June 30, 2015 and 2014.  The Company recorded a tax expense of approximately 35.0% of income before income tax expense for each of the six-month periods ended June 30, 2015 and 2014.

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

The company recorded the following restructuring costs associated with the Massachusetts plant consolidation for the three- and six-month periods ended June 30, 2015 (in thousands):

Massachusetts Restructuring Costs	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Relocation costs	$24	$24

Total	$24	$24

On July 16, 2014, the Company committed to move forward with a plan to cease operations at its Costa Mesa, California, plant and consolidate operations into its Rancho Dominguez, California, facility and other UFP facilities. The Company’s decision was in response to the December 31, 2014, expiration of the lease on the Costa Mesa facility as well as the close proximity of the two properties. This consolidation was completed during the first quarter of 2015.  The company recorded the following restructuring costs associated with the California plant consolidation for the three- and six-month periods ended June 30, 2015 (in thousands):

California Restructuring Costs	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Employee severance payments	$—	$18
Relocation costs	6	66

Total	$6	$84

On January 7, 2014, the Company committed to move forward with a plan to cease operations at its Glendale Heights, Illinois plant and consolidate operations into its Grand Rapids, Michigan, facility. The Company’s decision was in response to a pending significant increase in lease cost, declining sales at the Illinois facility, and significant anticipated savings as a result of the consolidation. The consolidation into the Michigan facility was completed during the third quarter of 2014.  The company recorded the following restructuring costs associated with the Michigan plant consolidation for the three- and six-month periods ended June 30, 2014 (in thousands):

Michigan Restructuring Costs	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Employee severance payments	$14	$25
Relocation costs	106	115
Workforce training costs	65	113
Grand Rapids plant infrastructure costs	49	71

Total	$234	$324

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

In addition to continued demand for product from the medical market, the company has seen an uptick in demand for military uniform and equipment components as well as interior trim parts for the automotive market.   These increases have more than offset softness in packaging product for the electronics and consumer markets.

The Company expects to incur significant costs in the third and fourth quarters associated with consolidating operations in the Northeast.   It also anticipates reduced real estate and administrative labor costs as well as significant manufacturing efficiencies as a result of the Company’s consolidation efforts in the Northeast. The Company has not yet quantified the total one-time costs or recurring manufacturing gains.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Results of Operations

Sales

Sales for the three-month period ended June 30, 2015, increased approximately 7.3% to $36.5 million from sales of $34.0 million for the same period in 2014.  Sales for the six-month period ended June 30, 2015, increased approximately 2.7% to $70.5 million from sales of $68.6 million for the same period in 2014.  The increase in sales for the three-month period ended June 30, 2015, was primarily attributable to increased sales to the medical, aerospace and defense and automotive markets of approximately 16.3%, 28.4% and 16.6%, respectively.  These increases more than offset softness in sales to the electronics and consumer markets.   The increase in sales for the six-month period ended June 30, 2015, was primarily attributable to increased sales to the medical, aerospace and defense and automotive markets of approximately 14.6%, 6.0% and 5.3%, respectively.  These increases more than offset softness in sales to the electronics and consumer markets. Demand for medical components remains high and there has been a notable uptick in demand for components for military uniforms and equipment.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) increased slightly to 28.2% for the three-month period ended June 30, 2015, from 28.1% for the same period in 2014.  As a percentage of sales, material and labor costs collectively increased 1.7%, while overhead decreased 1.8%.  The increase in collective material and labor costs as a percentage of sales is primarily due to a decrease in sales of lower material content molded fiber packaging product as well as the write-off of approximately $75,000 of obsolete inventory. The decrease in overhead as a percentage of sales is primarily due to fixed overhead costs measured against increased sales.

Gross profit as a percentage of sales decreased to 26.9% for the six-month period ended June 30, 2015, from 27.3% in the same period of 2014.  As a percentage of sales, material and labor costs collectively increased 1.1%, while overhead decreased 0.7%.  The increase in collective material and labor costs as a percentage of sales is primarily due to a decrease in sales of lower material content molded fiber packaging product. The decrease in overhead as a percentage of sales is primarily due to fixed overhead costs measured against increased sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 3.7% to $6.8 million for the three-month period ended June 30, 2015, from $6.5 million for the same period in 2014.  SG&A increased approximately 3.0% to $12.8 million for the six-month period ended June 30, 2015, from $12.4 million in the same period in 2014.  The increase in SG&A for the three-month period ended June 30, 2015, is primarily due to normal compensation and benefit increases of approximately $100,000 and other inflationary increases.  The increase for the six-month period ended June 30, 2015 is primarily due to normal inflationary increases. As a percentage of sales, SG&A decreased to 18.6% for the three-month period ended June 30, 2015, from 19.2% for the same three-month period in 2014.  The decrease in SG&A as a percentage of sales for the three-month period ended June 30, 2015 is primarily due to the relatively fixed nature of SG&A expenses measured against higher sales. As a percentage of sales, SG&A slightly increased to 18.2% for the six-month period ended June 30, 2015, from 18.1% for the same six-month period in 2014.

Restructuring Costs

For the three and six month periods ended June 30, 2015, the Company incurred restructuring costs of approximately $30,000 and $108,000, respectively, as compared to approximately $234,000 and $323,000 for the same periods in 2014.

Additional information regarding restructuring costs can be found in Note 11 of the Notes to Interim Condensed Consolidated Financial Statements.

Interest Income and Expense

The Company had net interest income of approximately $8,000 and net interest expense of approximately $15,000 for the three- and six-month periods ended June 30, 2015, respectively, compared to net interest expense of approximately $27,000 and $48,000, respectively, in the same periods of 2014.  The decrease in net interest expense is due to an increase in interest earned on money market accounts and certificates of deposit.

Income Taxes

The Company’s effective tax rate was approximately 35.0%, for each of the three and six-month periods ended June 30, 2015 and 2014. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at June 30, 2015. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the six-month period ended June 30, 2015, was approximately $5.7 million and was primarily a result of net income generated of $3.9 million, depreciation and amortization of approximately $2.3 million, share-based compensation of $0.6 million, an increase in accrued expenses of approximately $0.9 million primarily related to the timing of accrued payroll and medical claims, and a decrease in refundable income taxes of approximately $2.9 million. These cash inflows and adjustments were partially offset by an increase in accounts receivable of approximately $3.0 million due to strong June sales, an increase in prepaid expenses of approximately $1.0 million due to upfront insurance premium payments and a decrease in accounts payable of approximately $0.9 million due to the timing of vendor payments in the ordinary course of business.

Net cash used in investing activities during the six-month period ended June 30, 2015 was approximately $10.4 million and was primarily the result of additions of manufacturing machinery and equipment and the purchase of a new manufacturing and headquarters building in Massachusetts.

Net cash used in financing activities was approximately $136,000 during the six-month period ended June 30, 2015, representing cash used to service term debt of approximately $496,000 and to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $79,000, partially offset by excess tax benefits on share-based compensation of approximately $219,000 and net proceeds received upon stock option exercises of approximately $220,000.

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

As of June 30, 2015, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all covenants under the credit facility.

In 2012, the Company financed the purchase of two molded fiber machines through five-year term loans that mature in September 2017.  The annual interest rate is fixed at 1.83% and the loans are secured by the related molded fiber machines.  As of June 30, 2015, the outstanding balance of the term loan facility was approximately $2.4 million.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations.  The Company’s principal sources of funds are its operations and its revolving credit facility.  The Company generated cash of approximately $5.7 million in operations during the six-month period ended June 30, 2015, and cannot guarantee that its operations will generate cash in future periods.  The Company’s longer-term liquidity is contingent upon future operating performance.

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

Stock Repurchase Program

On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. Through June 30, 2015, the Company had not repurchased any shares of its common stock under this program. Since June 30, 2015 and through August 5, 2015, the Company had repurchased a total of 29,599 shares of its common stock under this program.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance-Sheet Arrangements

The Company had no off-balance-sheet arrangements during the six-month period ended June 30, 2015, other than operating leases.

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

ITEM 2:                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Company’s Programs (in thousands)
April 1, 2015 – April 25, 2015	—	$—	—	$—
April 26, 2015 – May 23, 2015	—	—	—	—
May 24, 2015 – June 30, 2015	—	—	—	10,000
Total	—	$—	—	$10,000

(1)         On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Through June 30, 2015, the Company had not repurchased any shares of its common stock under this program. Since June 30, 2015 and through August 5, 2015, the Company had repurchased a total of 29,599 shares of its common stock under this program.

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

UFP TECHNOLOGIES, INC.

Date: August 7, 2015	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

* Filed herewith.
** Furnished herewith.