Form 10-Q
period 2015-09-30
UFP TECHNOLOGIES INC
filed 2015-11-06
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2015

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

7,138,218 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of November 2, 2015.

UFP Technologies, Inc.

PART I:                                             FINANCIAL INFORMATION

ITEM 1:                                           FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,355	$34,052
Receivables, less allowance for doubtful accounts of $542 at September 30, 2015 and $502 at December 31, 2014	19,255	16,470
Inventories	13,535	12,893
Prepaid expenses	1,346	664
Refundable income taxes	908	3,192
Deferred income taxes	1,170	1,142
Total current assets	65,569	68,413
Property, plant and equipment	88,630	75,823
Less accumulated depreciation and amortization	(44,053)	(40,980)
Net property, plant and equipment	44,577	34,843
Goodwill	7,322	7,322
Intangible assets, net	715	953
Other assets	2,054	2,159
Total assets	$120,237	$113,690

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,732	$5,398
Accrued expenses	6,442	5,222
Current installments of long-term debt	1,009	993
Total current liabilities	12,183	11,613
Long-term debt, excluding current installments	1,112	1,873
Deferred income taxes	3,899	3,588
Retirement and other liabilities	1,488	1,624
Total liabilities	18,682	18,698
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; zero shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 7,138,218 at September 30, 2015 and 7,068,815 at December 31, 2014	71	71
Additional paid-in capital	23,365	22,132
Retained earnings	78,706	72,789
Treasury stock at cost (29,559 at September 30, 2015 and 0 shares at December 31, 2014)	(587)	—
Total stockholders’ equity	101,555	94,992
Total liabilities and stockholders’ equity	$120,237	$113,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$34,441	$35,406	$104,917	$104,040
Cost of sales	24,931	25,654	76,475	75,566
Gross profit	9,510	9,752	28,442	28,474
Selling, general & administrative expenses	5,604	5,940	18,404	18,368
Restructuring costs	851	772	959	1,096
Gain on sale of fixed assets	—	(58)	(31)	(70)
Operating income	3,055	3,098	9,110	9,080
Interest income (expense), net	9	(20)	(7)	(69)
Other income	—	101	—	201
Income before income tax expense	3,064	3,179	9,103	9,212
Income tax expense	1,072	1,113	3,186	3,224
Net income	$1,992	$2,066	$5,917	$5,988

Net income per share:
Basic	$0.28	$0.29	$0.83	$0.85
Diluted	$0.28	$0.29	$0.82	$0.84
Weighted average common shares outstanding:
Basic	7,131	7,055	7,108	7,018
Diluted	7,230	7,186	7,212	7,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$5,917	$5,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,507	3,207
Gain on sale of fixed assets	(31)	(70)
Share-based compensation	873	945
Excess tax benefit on share-based compensation	(219)	(845)
Deferred income taxes	283	(347)
Changes in operating assets and liabilities:
Receivables, net	(2,785)	(1,533)
Inventories	(642)	(2,452)
Prepaid expenses	(682)	(257)
Refundable income taxes	2,503	1,553
Other assets	105	(58)
Accounts payable	(666)	2,188
Accrued expenses	1,220	(1,264)
Retirement and other liabilities	(136)	(203)
Net cash provided by operating activities	9,247	6,852
Cash flows from investing activities:
Additions to property, plant, and equipment	(13,003)	(10,940)
Proceeds from sale of fixed assets	31	84
Net cash used in investing activities	(12,972)	(10,856)
Cash flows from financing activities:
Principal repayments of long-term debt	(745)	(731)
Proceeds from exercise of stock options, net of attestation	220	336
Excess tax benefit on share-based compensation	219	845
Repurchases of common stock	(587)	—
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(79)	(701)
Net cash used in financing activities	(972)	(251)
Net decrease in cash and cash equivalents	(4,697)	(4,255)
Cash and cash equivalents at beginning of period	34,052	37,303
Cash and cash equivalents at end of period	$29,355	$33,048

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

The condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of income for the three and nine- month periods ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine- month periods ended September 30, 2015 and 2014 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three and nine- month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2015.

Revisions

Certain revisions have been made to the Condensed Consolidated Statement of Income for the three and nine- month periods ended September 30, 2014 to conform to the current year presentation. These revisions relate to the classification of certain rent and indirect labor items.  The impact on the Condensed Consolidated Statement of Income for the three-month period ended September 30, 2014 was a decrease to costs of sales and an increase to selling, general and administrative expenses in the amount of approximately $69,000. The impact on the Condensed Consolidated Statement of Income for the nine- month period ended September 30, 2014 was a decrease to costs of sales and an increase to selling, general and administrative expenses in the amount of approximately $206,000. These revisions had no impact on previously reported operating income, net income or cash flows and are deemed immaterial to the previously issued financial statements.

Treasury Stock

The Company accounts for treasury stock under the cost method, using the first-in, first out flow assumption, and we include treasury stock as a component of stockholders’ equity.  On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. Through September 30, 2015, the Company had repurchased a total of 29,559 shares of its common stock under this program.

(2)                   Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Interest, net	$5	$72
Income taxes, net of refunds	$400	$2,019

During the nine-month periods ended September 30, 2015 and 2014, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling approximately $36,000 and $372,000, respectively.

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

(4)                   Share-Based Compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2014.  The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total share-based compensation expense	$226	$215	$873	$945

Share-based compensation for the three-month periods ended September 30, 2015 and 2014 includes $0 and $5,000, respectively, representing the fair value of the Company’s common stock granted during the periods to the Board of Directors.  Share-based compensation for the nine-month periods ended September 30, 2015 and 2014 includes $105,000 and $127,000, respectively, representing the fair value of the Company’s common stock granted during the periods to the Board of Directors.

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $63,000 and $60,000, respectively, for the three-month periods ended September 30, 2015 and 2014, and $256,000 and $276,000, respectively, for the nine-month periods ended September 30, 2015 and 2014.

The following is a summary of stock option activity under all plans for the nine-month period ended September 30, 2015:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	340,107	$12.84
Granted	17,526	19.97
Exercised	(58,758)	4.40
Outstanding at September 30, 2015	298,875	$14.92	3.92	$2,437
Exercisable at September 30, 2015	246,376	$13.66	4.14	$2,307
Vested and expected to vest at September 30, 2015	298,875	$14.92	3.92	$2,437

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

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term, and the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The weighted average grant date fair value of options granted during the nine- month period ended September 30, 2015 was $5.99.

During the nine-month periods ended September 30, 2015 and 2014, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $989,000 and $3.4 million, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $258,000 and $709,000, respectively.  At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the nine-months ended September 30, 2015, there were 1,632 shares surrendered at an average market price of $21.97. During the nine-months ended September 30, 2014, 32,164 shares were surrendered at an average market price of $25.42.

During each of the three-month periods ended September 30, 2015 and 2014, the Company recognized compensation expense related to stock options granted to directors and employees of approximately $44,000.  During the nine-month periods ended September 30, 2015 and 2014, the Company recognized compensation expenses related to stock options granted to directors and employees of approximately $237,000 and $310,000, respectively.

On February 24, 2015, the Company’s Compensation Committee approved the award of $400,000, payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on or before December 31, 2015.  The Company recorded compensation expense associated with the award of $100,000 and $300,000, respectively, during the three- and nine-month periods ended September 30, 2015.   The Company recorded compensation expense associated with a similar award of $100,000 and $300,000, respectively, during the three- and nine-month periods ended September 30, 2014.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the nine-month period ended September 30, 2015:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Unvested at December 31, 2014	35,088	$17.87
Awarded	23,975	23.46
Shares vested	(10,426)	18.35
Unvested at September 30, 2015	48,637	$20.11

During the three- and nine-month periods ended September 30, 2015, the Company recorded compensation expense related to RSUs of approximately $82,000 and $231,000, respectively.  The Company recorded compensation expense of approximately $71,000 and $207,000, respectively, for the same periods in 2014.

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares.  During the nine-month periods ended September 30, 2015 and 2014, 3,405 and 9,878 shares were surrendered at an average market price of $23.15 and $25.88, respectively.

As of September 30, 2015, the Company had approximately $1.0 million of unrecognized compensation expense, which is expected to be recognized over a period of 3.5 years.

(5)                   Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market, and consist of the following at the stated dates (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$7,117	$7,145
Work in process	1,050	1,142
Finished goods	5,368	4,606
Total inventory	$13,535	$12,893

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding, basic	7,131	7,055	7,108	7,018
Weighted average common equivalent shares due to stock options and RSUs	99	131	104	152
Weighted average common shares outstanding, diluted	7,230	7,186	7,212	7,170

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive.  For the three- and nine-month periods ended September 30, 2015, the number of stock awards excluded from the computation of diluted earnings per share was 65,193 and 82,719, respectively. For both the three- and nine-month periods ended September 30, 2014, the number of stock awards excluded from the computation of diluted earnings per share was 53,651.

(8)                   Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material.  No customer comprised more than 10% of the Company’s consolidated revenues for the three- and nine-month periods ended September 30, 2015.  All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Automotive, Consumer, Aerospace and Defense, Electronics and Industrial markets.  Net sales by market for the three- and nine-month periods ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$13,781	40.0%	$12,523	35.4%	$42,574	40.6%	$37,623	36.2%
Automotive	6,318	18.3%	6,301	17.8%	21,216	20.2%	20,464	19.7%
Consumer	4,679	13.6%	4,501	12.7%	12,306	11.7%	13,115	12.6%
Aerospace & Defense	3,375	9.8%	4,013	11.3%	10,102	9.6%	10,246	9.8%
Electronics	3,353	9.7%	4,257	12.0%	10,454	10.0%	12,410	11.9%
Industrial	2,935	8.5%	3,811	10.8%	8,265	7.9%	10,182	9.8%
Net Sales	$34,441	100.0%	$35,406	100.0%	$104,917	100.0%	$104,040	100.0%

(9)       Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of September 30, 2015 and December 31, 2014, are as follows (in thousands):

Estimated useful life	Patents	Non- Compete	Customer List	Total
	14 years	5 years	5 years
Gross amount at September 30, 2015	$429	$512	$2,046	$2,987
Accumulated amortization at September 30, 2015	(429)	(372)	(1,471)	(2,272)
Net balance at September 30, 2015	$—	$140	$575	$715

Gross amount at December 31, 2014	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2014	(429)	(325)	(1,280)	(2,034)
Net balance at December 31, 2014	$—	$187	$766	$953

Amortization expense related to intangible assets was approximately $79,000 and $81,000 for the three-month periods ended September 30, 2015 and 2014, respectively, and $238,000 and $313,000 for the nine-month periods ended September 30, 2015 and 2014, respectively.  The estimated remaining amortization expense as of September 30, 2015 is as follows (in thousands):

Remainder of:
2015	$79
2016	318
2017	318
Total	$715

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

The Company recorded tax expense of approximately 35% of income before income tax expense for each of the three- and nine-month periods ended September 30, 2015 and 2014.

(11)     Plant Consolidations

Restructuring Costs

On March 18, 2015, the Company committed to move forward with a plan to cease operations at its Raritan, New Jersey, plant and consolidate operations into its Newburyport, Massachusetts, facility and other UFP facilities. The Company’s decision was in response to a continued decline in business at the Raritan facility and the recent purchase of the 137,000-square-foot facility in Newburyport. The Company expects the activities related to this consolidation to be completed on or before December 31, 2015.

The Company will also be relocating all operations in its Haverhill, Massachusetts, and Byfield, Massachusetts facilities and certain operations in its Georgetown, Massachusetts facility to Newburyport.  The Company expects the Haverhill and Byfield relocations to be complete by December 31, 2015 and the Georgetown relocation to be complete by March 31, 2016.

The Company expects to incur approximately $2.1 million in one-time expenses in connection with these consolidations. Included in this amount are approximately $200,000 of accrued expenses the Company expects to incur relating to employee severance payments and relocation costs, approximately $1.5 million in moving expenses and expenses associated with vacating the Raritan, Haverhill and Byfield properties, and approximately $360,000 in accrued lease termination costs. Total cash charges are estimated at $2.0 million. The Company expects annual cost savings of approximately $1.0 million as a result of these consolidations.

The company recorded the following restructuring costs associated with the above noted consolidations for the three- and nine-month periods ended September 30, 2015 (in thousands):

Massachusetts Restructuring Costs	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Employee severance payments	$204	$204
Relocation costs	286	310
Lease termination costs	361	361

Total	$851	$875

On July 16, 2014, the Company committed to move forward with a plan to cease operations at its Costa Mesa, California, plant and consolidate operations into its Rancho Dominguez, California, facility and other UFP facilities. The Company’s decision was in response to the December 31, 2014 expiration of the lease on the Costa Mesa facility as well as the close proximity of the two properties. This consolidation was completed during the first quarter of 2015.  The Company recorded the following restructuring costs associated with the California plant consolidation for the three- and nine-month periods ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
California Restructuring Costs	2015	2014	2015	2014

Employee severance payments	$—	$—	$18	$—
Relocation costs	—	62	66	62
Total	$—	$62	$84	$62

On January 7, 2014, the Company committed to move forward with a plan to cease operations at its Glendale Heights, Illinois, plant and consolidate operations into its Grand Rapids, Michigan, facility. The Company’s decision was in response to a pending significant increase in lease cost, declining sales at the Illinois facility, and significant anticipated savings as a result of the consolidation. The consolidation into the Michigan facility was completed during the third quarter of 2014.  The company recorded the following restructuring costs associated with the Michigan plant consolidation for the three- and nine-month periods ended September 30, 2014 (in thousands):

Michigan Restructuring Costs	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Employee severance payments	$212	$237
Relocation costs	241	356
Workforce training costs	249	362
Grand Rapids plant infrastructure costs	8	79

Total	$710	$1,034

ITEM 2:                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects, anticipated trends in the different markets in which the Company competes, including the medical, automotive, consumer, electronics, industrial and aerospace and defense markets, anticipated new customer contracts, anticipated advantages relating to the Company’s decisions to consolidate its Midwest, California and Northeast facilities and the expected cost savings and efficiencies associated therewith, anticipated advantages of maintaining fewer, larger plants, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product lines, anticipated advantages the Company expects to realize as a result of its new enterprise resource planning software system and the expected timing associated therewith, expectations regarding the manufacturing capacity and efficiencies of the Company’s new production equipment, statements about the Company’s acquisition opportunities and strategies, its participation and growth in multiple markets, its business opportunities, the Company’s growth potential and strategies for growth, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales and earnings or sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation risks and uncertainties associated with plant closures and expected efficiencies from consolidating manufacturing, the risk that we may not be able to finalize anticipated new customer contracts, risks associated with the implementation of new production equipment in a timely, cost-efficient manner, risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity, and risks and uncertainties associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates.  Accordingly, actual results may differ materially.

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

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics and natural fiber products, principally serving the medical, automotive, consumer, electronics, industrial and aerospace and defense markets. The Company consists of a single operating and reportable segment.

The Company continues to see strong demand for product from customers in the medical market.  Consolidations in this market are driving demand for long-term contractual commitments in exchange for reduced or level pricing. For example, the Company has secured or is finalizing several new long-term contracts, including a five-year deal worth an estimated $45 million that will more than double annual revenue with a key customer.

The Company expects to incur a total of approximately $2.1 million in restructuring costs associated with consolidating operations in the Northeast, of which approximately $875,000 has been incurred through September 30, 2015.  As a result of these consolidations, it anticipates annual cost savings, primarily in reduced real estate and labor costs, of approximately $1 million.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Results of Operations

Sales

Sales for the three-month period ended September 30, 2015, decreased approximately 2.7% to $34.4 million from sales of $35.4 million for the same period in 2014.  Sales for the nine-month period ended September 30, 2015, increased approximately 0.8% to $104.9 million from sales of $104.0 million for the same period in 2014.  The decrease in sales for the three-month period ended September 30, 2015, was primarily attributable to a collective reduction in sales to the electronics, industrial and aerospace and defense markets of approximately $2.4 million, partially offset by an increase in sales to the medical market of approximately $1.3 million.  The decline in sales to the aerospace and defense market is largely due to a large, low margin order received in the third quarter of 2014. The increase in sales for the nine-month period ended September 30, 2015, was primarily attributable to increased sales to the medical and automotive markets of approximately 13% and 4%, respectively.  These increases more than offset softness in sales to the electronics, industrial and consumer markets.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) increased slightly to 27.6% for the three-month period ended September 30, 2015, from 27.5% for the same period in 2014.  As a percentage of sales, material and labor costs collectively decreased 0.9%, while overhead increased 0.8%.  The decrease in collective material and labor costs as a percentage of sales is primarily due to a favorable mix of business as compared to the same period in 2014. The increase in overhead as a percentage of sales is primarily due to fixed overhead costs measured against decreased sales.

Gross profit as a percentage of sales decreased to 27.1% for the nine-month period ended September 30, 2015, from 27.4% in the same period of 2014.  As a percentage of sales, material and labor costs collectively increased 0.5%, while overhead decreased 0.2%.  The increase in collective material and labor costs as a percentage of sales is primarily due to a decrease in sales of lower material content molded fiber packaging product. The decrease in overhead as a percentage of sales is primarily due to lower overhead costs resulting from consolidation efforts taken in 2014.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased approximately 5.7% to $5.6 million for the three-month period ended September 30, 2015, from $5.9 million for the same period in 2014.  SG&A remained consistent at $18.4 million for the nine-month period ended September 30, 2015 as compared to the same period in 2014.  The decrease in SG&A for the three-month period ended September 30, 2015, is primarily due to lower salaries, benefits and commissions expense resulting largely from recent plant consolidations.  As a percentage of sales, SG&A decreased to 16.3% for the three-month period ended September 30, 2015, from 16.8% for the same three-month period in 2014.  The decrease in SG&A as a percentage of sales for the three-month period ended September 30, 2015 is primarily due to lower salaries, benefits and commissions expense resulting largely from recent plant consolidations.  As a percentage of sales, SG&A slightly decreased to 17.5% for the nine-month period ended September 30, 2015, from 17.7% for the same nine-month period in 2014.

Restructuring Costs

For the three and nine month periods ended September 30, 2015, the Company incurred restructuring costs of approximately $0.9 million and $1.0 million, respectively, as compared to approximately $0.8 million and $1.1 million for the same periods in 2014.

Additional information regarding restructuring costs can be found in Note 11 of the Notes to Interim Condensed Consolidated Financial Statements.

Interest Income and Expense

The Company had net interest income of approximately $9,000 and net interest expense of approximately $7,000 for the three- and nine-month periods ended September 30, 2015, respectively, compared to net interest expense of approximately $20,000 and $69,000, respectively, in the same periods of 2014.  The decrease in net interest expense is due to an increase in interest earned on money market accounts and certificates of deposit.

Income Taxes

The Company’s effective tax rate was approximately 35.0% for each of the three and nine-month periods ended September 30, 2015 and 2014. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at September 30, 2015. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the nine-month period ended September 30, 2015, was approximately $9.2 million and was primarily a result of net income generated of $5.9 million, depreciation and amortization of approximately $3.5 million, share-based compensation of $0.9 million, an increase in accrued expenses of approximately $1.2 million primarily related to the timing of accrued payroll and medical claims, and a decrease in refundable income taxes of approximately $2.5 million. These cash inflows and adjustments were partially offset by an increase in accounts receivable of approximately $2.8 million due to strong September sales, an increase in net inventory of approximately $0.6 million, an increase in prepaid expenses of approximately $0.7 million due to upfront insurance premium payments and a decrease in accounts payable of approximately $0.7 million due to the timing of vendor payments in the ordinary course of business.

Net cash used in investing activities during the nine-month period ended September 30, 2015 was approximately $13.0 million and was primarily the result of additions of manufacturing machinery and equipment and the purchase of a new manufacturing and headquarters building in Massachusetts.

Net cash used in financing activities was approximately $1.0 million during the nine-month period ended September 30, 2015, representing cash used to service term debt of approximately $0.7 million, repurchases of common stock of approximately $0.6 million and cash used to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $0.1 million, partially offset by excess tax benefits on share-based compensation of approximately $0.2 million and net proceeds received upon stock option exercises of approximately $0.2 million.

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

As of September 30, 2015, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all covenants under the credit facility.

In 2012, the Company financed the purchase of two molded fiber machines through five-year term loans that mature in September 2017.  The annual interest rate is fixed at 1.83% and the loans are secured by the related molded fiber machines.  As of September 30, 2015, the outstanding balance of the term loan facility was approximately $2.1 million.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations.  The Company’s principal sources of funds are its operations and its revolving credit facility.  The Company generated cash of approximately $9.2 million from operations during the nine-month period ended September 30, 2015, and cannot guarantee that its operations will generate cash in future periods.  The Company’s longer-term liquidity is contingent upon future operating performance.

On March 18, 2015, the Company committed to move forward with a plan to cease operations at its Raritan, New Jersey, plant and consolidate operations into its Newburyport, Massachusetts, facility and other UFP facilities. The Company’s decision was in response to a continued decline in business at the Raritan facility and the recent purchase of the 137,000-square-foot facility in Newburyport. The Company expects the activities related to this consolidation to be completed on or before December 31, 2015. The Company will also be relocating all operations in its Haverhill, Massachusetts, and Byfield, Massachusetts facilities and certain operations in its Georgetown, Massachusetts facility to Newburyport.  The Company expects the Haverhill and Byfield relocations to be complete by December 31, 2015 and the Georgetown relocation to be complete by March 31, 2016.

The Company expects to incur approximately $2.1 million in one-time expenses in connection with these consolidations. Included in this amount are approximately $200,000 of accrued expenses the Company expects to incur relating to employee severance payments and relocation costs, approximately $1.5 million in moving expenses and expenses associated with vacating the Raritan, Haverhill and Byfield properties, and approximately $360,000 in accrued lease termination costs. Total cash charges are estimated at $2.0 million. The Company expects annual cost savings of approximately $1.0 million as a result of these consolidations.

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

Stock Repurchase Program

On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. Through September 30, 2015, the Company had repurchased a total of 29,559 shares of its common stock under this program.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance-Sheet Arrangements

The Company had no off-balance-sheet arrangements during the nine-month period ended September 30, 2015, other than operating leases.

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

ITEM 2:                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

Period of Repurchase	Total Number of Shares Purchased (#)	Average Price Paid Per Share ($)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (#) (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Company’s Programs (in thousands)
July 1, 2015 – July 25, 2015	13,295	$19.98	13,295	$9,734
July 26, 2015 – August 22, 2015	16,264	19.71	16,264	9,413
August 23, 2015 – September 30, 2015	—	—	—	—
Total	29,559	$19.83	29,559	$9,413

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

UFP TECHNOLOGIES, INC.

Date: November 6, 2015	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly
Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: November 6, 2015	By:	/s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*	Filed herewith.
**	Furnished herewith.