Form 10-K
period 2015-12-31
UFP TECHNOLOGIES INC
filed 2016-03-11
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number:  001-12648

UFP Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2314970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Hale Street, Newburyport, MA — USA	01950-3504
(Address of principal executive offices)	(Zip Code)

(978) 352-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market L.L.C.
Preferred Share Purchase Rights	The NASDAQ Stock Market L.L.C.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

As of June 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $80,812,307, based on the closing price of $20.92 on that date as reported on the NASDAQ Capital Market.

As of March 2, 2016, there were 7,178,397 shares of common stock, $0.01 par value per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders.	Part III

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects, anticipated trends in the different markets in which the Company competes, including the medical, automotive, consumer, electronics, industrial and aerospace and defense markets, statements regarding anticipated new customer contracts, anticipated advantages relating to the Company’s decisions to consolidate its Midwest, California and Northeast facilities and the expected cost savings and efficiencies associated therewith, anticipated advantages of maintaining fewer, larger plants, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product lines, anticipated advantages the Company expects to realize as a result of its new enterprise resource planning software system, and the expected timing associated therewith, expectations regarding the manufacturing capacity and efficiencies of the Company’s new production equipment, statements about the Company’s acquisition opportunities and strategies, its participation and growth in multiple markets, its business opportunities, the Company’s growth potential and strategies for growth, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales or earnings or sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation risks and uncertainties associated with plant closures and expected efficiencies from consolidating manufacturing, the risk that the Company may not be able to finalize anticipated new customer contracts, risks associated with the implementation of new production equipment in a timely, cost-efficient manner, risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity, and risks and uncertainties associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates.  Accordingly, actual results may differ materially.

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

ITEM 1.            BUSINESS

The Company is an innovative designer and custom converter of foams, plastics, composites and natural fiber materials, providing solutions to customers primarily within the medical, automotive, consumer, electronics, industrial, and aerospace and defense markets.   It converts these materials using laminating, molding, and fabricating manufacturing technologies.  The Company’s raw materials primarily consist of polyethylene and polyurethane foams, sheet plastics, pulp fiber, cross-linked polyethylene and reticulated polyurethane foams, fabric and foam laminates, and natural fiber materials.  The Company converts these materials to provide customers various solutions including automotive interior trim, medical device components, disposable wound care components, military uniform and gear components, athletic padding, air filtration, high-temperature insulation, abrasive nail files and other beauty aids, and cushion packaging for their products.

The Company was incorporated in the State of Delaware in 1993. The consolidated financial statements of the Company include the accounts and results of operations of UFP Technologies, Inc. and its wholly-owned subsidiaries, Moulded Fibre Technology, Inc., Simco Industries, Inc. and Stephenson & Lawyer, Inc. and its wholly-owned subsidiary, Patterson Properties Corporation.  All significant inter-company balances and transactions have been eliminated in consolidation. The vast majority of the Company’s assets are located within the United States.

Wine Packs®, T-Tubes®, BioShell®, Pro-Sticks®, FlexShield® and Erasables® are our U.S. registered trademarks. Each trademark, trade name, or service mark of any other company appearing in this Report belongs to its respective holder.

Available Information

Our Internet website address is http://www.ufpt.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These SEC reports can be accessed through the investor relations section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

Market Overview

Our applications are numerous and diverse. Examples include automotive interior trim, medical device components, disposable wound care components, military uniform and gear components, athletic padding, air filtration, high-temperature insulation, abrasive nail files and other beauty aids and cushion packaging. Cross-linked polyethylene foams have many of the same properties as traditional polyethylene foams, including lightweight, durability, resiliency, and flexibility, yet have many advantages, including the ability to be thermoformed (molded), availability in vibrant colors, a fine cell structure providing improved esthetics and lower abrasiveness, and enhanced resistance to chemicals and ultraviolet light. Certain grades of cross-linked foams can be radiation-sterilized and have been approved by the U.S. Food and Drug Administration for open wound skin contact.

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

Regulatory Climate and Environmental Considerations

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

Refer to Note 17, “Segment Data,” in the accompanying notes to the consolidated financial statements for further info on our products and markets.

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

No one customer’s sales exceeded 10% of total sales for the year ended December 31, 2015. Seasonality is not a major factor in the Company’s sales.  See our consolidated financial statements contained in Part IV, Item 15, of this Report for net sales by market information.

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

Research and Development

The Company’s engineering personnel continuously explore design and manufacturing techniques, as well as new, innovative materials to meet the unique demands and specifications of its customers. Because the Company’s products tend to have relatively short life cycles, research and development is an integral part of the Company’s ongoing cost structure. Our research and development expenses were approximately $1.4 million, $1.2 million and $1.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company has a total of 23 active patents relating to technologies including foam, packaging, tool control technologies, automotive superforming processes and to certain nail file technologies. The Company also has patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology, or will not be challenged or circumvented by others. The expiration dates for the Company’s patents range from 2016 through 2029.

Backlog

The Company’s backlog, as of February 6, 2016 and February 7, 2015 totaled approximately $36.5 million and $38.3 million, respectively. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period as it includes customer blanket purchase orders that are non-binding.

Employees

As of January 30, 2016, the Company had a total of 722 full-time employees (as compared to 658 full-time employees as of January 24, 2015). The Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

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

A limited number of customers typically represent a significant percentage of our revenues in any given year. Our top ten customers represented approximately 25.7%, 24.2% and 27.6% of our total revenues in 2015, 2014 and 2013, respectively. No one customer’s sales exceeded 10% of total sales for the year ended December 31, 2015. The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and results of operations. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer.

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

We continually review our operations and facilities in an effort to reduce costs and increase efficiencies. For example, the consolidation of our Raritan, New Jersey plant and our Haverhill, Massachusetts facility into our Newburyport, Massachusetts facility is substantially complete and the relocation of certain operations in our Georgetown, Massachusetts facility to the Newburyport location is expected to be complete by June 30, 2016. Uncertainty is inherent within the consolidation process, and unforeseen circumstances, costs and expenses could offset the anticipated benefits, disrupt operations, including the timely delivery of products to customers, and impact product quality, which could lead to manufacturing inefficiencies and materially harm our business and prospects. In addition, we may fail to retain key employees who possess specific knowledge or expertise and who we depend upon for the timely and successful transition, we may not be able to attract a sufficient number of skilled workers at the new locations to handle the additional production and other demands, and the relocation may absorb significant management and key employee attention and resources. If any of these risks materialize, our business, results of operations, financial condition and prospects may be adversely affected.

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

Demand for our products, especially in the automotive and aerospace and defense markets, is cyclical.  Downturns in economic conditions typically have an adverse effect on cyclical industries due to decreased demand for products. We seek to reduce our exposure to industry downturns and cyclicality by marketing our products to diversified and varied markets. However, we may experience substantial period-to-period fluctuations in our results of operations due to the cyclical nature of demand for our products in the markets in which we compete.

Our implementation of new enterprise resource planning (“ERP”) systems could result in problems that could negatively impact our business.

Although we are substantially complete in implementing an ERP system that supports substantially all of our operating and financial functions, additional interfaces and customizations will be implemented.  We could experience problems in connection with such implementation, including compatibility issues, training requirements, higher than expected implementation costs and other integration challenges and delays. A significant implementation problem, if encountered, could negatively impact our business by disrupting our operations. Additionally, a significant problem with the implementation, integration with other systems or ongoing management of an ERP system and related systems could have an adverse effect on our ability to generate and interpret accurate management and financial reports and other information on a timely basis, which could have a material adverse effect on our financial reporting system and internal controls and adversely affect our ability to manage our business or comply with various regulations.

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

As a public company, we need to comply with the reporting obligations of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the Dodd-Frank Act of 2010, among other laws and regulations. If we fail to comply with the reporting obligations of these laws or if we fail to maintain adequate internal controls over financial reporting, our business, financial condition, and results of operations and investors’ confidence in us, could be materially and adversely affected.

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

Based on information made available to us, we believe that our executive officers, directors and their affiliates collectively owned approximately 13.9% of our outstanding shares of common stock as of March 2, 2016.  As a result, those stockholders may, if acting together, control or exert substantial influence over actions requiring stockholders’ approval, including elections of our directors, amendments to our certificate of incorporation, mergers, sales of assets or other business acquisitions or dispositions.

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

In 2012, the SEC adopted a rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires an annual disclosure report to be filed, and requires companies to perform due diligence and disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we undertake, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.            PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts	57,600	Company Owned	Fabrication, molding, test lab, clean room and engineering
Newburyport, Massachusetts	137,000	Company Owned	Headquarters, fabrication, molding, tooling, test lab, clean room and engineering
Atlanta, Georgia	49,372	4/30/2017	Molding and engineering
Huntsville, Alabama	9,000	6/30/2016 (a)	Engineering, design and fabrication
Grand Rapids, Michigan	255,260	Company Owned	Fabrication, molding and engineering
Rancho Dominguez, California	56,000	11/14/2017	Fabrication, molding and engineering
Denver, Colorado	18,270	Company Owned	Fabrication, molding and engineering
Denver, Colorado	28,383	Company Owned	Fabrication, molding and engineering
Raritan, New Jersey	67,125	3/31/2016 (b)	Warehousing
Kissimmee, Florida	49,400	Company Owned	Fabrication, molding, test lab and engineering
El Paso, Texas	48,325	1/30/2017	Warehousing and fabrication
El Paso, Texas	127,730	Company Owned	Warehousing, fabrication and molded fiber operations
Clinton, Iowa	60,000	Company Owned	Molded fiber operations
Clinton, Iowa	62,000	Company Owned	Molded fiber operations

(a)         The Company intends to renew this lease at commercially reasonable terms prior to the Lease Expiration Date.

(b)         This lease is terminating effective March 31, 2016 in conjunction with New Jersey plant closing (see Note 19 to the consolidated financial statements for further details).

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

PART II

ITEM 5.                                    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

From July 8, 1996, until April 18, 2001, the Company’s common stock was listed on the NASDAQ National Market under the symbol “UFPT.” Since April 19, 2001, the Company’s common stock has been listed on the NASDAQ Capital Market. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2014 to December 31, 2015:

Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$26.60	$23.27
Second Quarter	27.43	23.12
Third Quarter	25.92	21.05
Fourth Quarter	25.45	20.55

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$24.83	$19.89
Second Quarter	23.13	19.45
Third Quarter	23.25	17.51
Fourth Quarter	25.50	21.23

Number of Stockholders

As of March 2, 2016, there were 73 holders of record of the Company’s common stock.

Due to the fact that many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2014 or 2015. The Company presently intends to retain all of its earnings to provide funds for the operation of its business and strategic acquisitions, although it would consider paying cash dividends in the future.  Any decision to pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, strategic plans, capital requirements, financial condition, provisions of the Company’s borrowing arrangements, applicable law and other factors the Company’s board of directors considers relevant.

Issuer Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. There was no share repurchase activity for the Company’s fourth quarter of 2015.  During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587,000.  At December 31, 2015, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

ITEM 6.                                    SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report. The selected statements of operations data for the fiscal years ended December 31, 2015, 2014 and 2013, and the selected balance sheet data as of December 31, 2015 and 2014, are derived from our audited consolidated financial statements, which are included elsewhere in this Report. The selected statements of operations data for the years ended December 31, 2012 and 2011, and the balance sheet data at December 31, 2012 and 2011 are derived from our audited consolidated financial statements not included in this Report.

Selected Consolidated Financial Data:

	Years Ended December 31
	(in thousands, except per share data)
Consolidated statement of operations data	2015	2014	2013	2012	2011
Net sales	$138,850	$139,307	$139,223	$130,962	$127,244
Gross profit	37,454	36,880	41,014	38,319	36,245
Operating income	11,714	11,561	17,398	16,666	15,716
Net income	7,593	7,559	11,276	10,895	10,346
Diluted earnings per share	1.05	1.05	1.59	1.55	1.48
Weighted average number of diluted shares outstanding	7,219	7,175	7,105	7,028	6,999

	As of December 31
	(in thousands)
Consolidated balance sheet data	2015	2014	2013	2012	2011
Working capital	$52,620	$55,658	$56,398	$51,263	$48,575
Total assets	119,950	112,548	104,908	98,617	79,721
Short-term debt obligations	1,011	993	976	1,550	581
Long-term debt, excluding current portion	859	1,873	2,867	8,314	5,639
Total liabilities	16,378	17,556	19,318	25,357	17,736
Stockholders’ equity	103,572	94,992	85,590	73,260	61,985

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

The Company is near completion of multi-year initiatives to optimize its footprint, implement new enterprise resource planning software and expend its team of engineers. As part of this, the Company expects to incur a total of approximately $2.1 million in restructuring costs associated with consolidating operations in the Northeast, of which approximately $1.7 million has been incurred through December 31, 2015.  As a result of these consolidations, it anticipates annual cost savings, primarily in reduced real estate and labor costs, of approximately $1 million per year.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s consolidated statements of operations:

	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	73.0%	73.5%	70.5%
Gross profit	27.0%	26.5%	29.5%
Selling, general, and administrative expenses	17.3%	17.1%	17.0%
Restructuring costs	1.3%	1.1%	0.0%
(Gain) loss on sale of property, plant and equipment	0.0%	0.0%	0.0%
Operating income	8.4%	8.3%	12.5%
Total other (income) expenses, net	-0.1%	-0.1%	0.2%
Income before taxes	8.5%	8.4%	12.3%
Income tax expense	3.0%	3.0%	4.2%
Net income from consolidated operations	5.5%	5.4%	8.1%

2015 Compared to 2014

Sales

Net sales decreased 0.3% to $138.9 million for the year ended December 31, 2015, from net sales of $139.3 million in 2014, primarily due to decreases in sales to customers in the electronics, industrial and aerospace and defense markets of approximately 16.5%, 16.5% and 13.2%, respectively, primarily offset by an increase in sales to customers in the medical market of approximately 14.6%.  The decline in sales to customers in the electronics market was largely due to the loss of a packaging contract by one of the Company’s distributor customers.  The decline in sales to customers in the aerospace and defense market was primarily due to a large, one-time order from a single customer in this market in 2014.  The decline in sales to customers in the industrial market is comprised of reductions in sales to many smaller accounts.   The increase in sales to customers in the medical market reflects the Company’s strategy of focusing resources in the area as well as the overall growth of our customers’ products.

Gross Profit

Gross profit as a percentage of sales (“Gross Margin”) increased to 27.0% for the year ended December 31, 2015, from 26.5% in 2014. As a percentage of sales, material and direct labor costs collectively increased approximately 0.2%, while overhead decreased approximately 0.7%. The increase in material and direct labor costs was primarily the result of a slight increase in overall labor costs.  The decrease in overhead was primarily due to decreased employee health care costs of approximately $900,000 due to a higher than typical frequency of large claims in 2014 and decreased rent costs of approximately $600,000 due to recent plant consolidations, offset by higher depreciation costs of $450,000 due largely to a full year of depreciation for our Texas building and new molded fiber equipment, as well as depreciation for our new building in Newburyport.

Selling, General and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) increased 0.7% to $24.0 million for the year ended December 31, 2015 from $23.8 million in 2014.  The slight increase in SG&A for the year ended December 31, 2015, is primarily due to higher technology-related costs of approximately $300,000 and higher travel costs of approximately $100,000, primarily due to the Company’s ERP implementation, partially offset by decreased employee health care costs of approximately $250,000 due largely to a higher than typical frequency of large claims in 2014.

Restructuring Costs

On March 18, 2015, the Company committed to move forward with a plan to cease operations at its Raritan, New Jersey, plant and consolidate operations into its Newburyport, Massachusetts, facility and other UFP facilities. The Company’s decision was in response to a continued decline in business at the Raritan facility and the recent purchase of the 137,000-square-foot facility in Newburyport. The activities related to this consolidation were substantially complete at December 31, 2015.

The Company also relocated all operations in its Haverhill, Massachusetts, and Byfield, Massachusetts facilities and plans to relocate certain operations in its Georgetown, Massachusetts facility to Newburyport.  The Haverhill and Byfield relocations were complete at December 31, 2015 and the Georgetown relocation is expected to be complete by June 30, 2016.

The Company expects to incur approximately $2.1 million in one-time expenses in connection with the Massachusetts consolidations. Included in this amount are approximately $180,000 relating to employee severance payments and relocation costs, approximately $1.5 million in moving expenses and expenses associated with vacating the Raritan, Haverhill and Byfield properties, and approximately $360,000 in lease termination costs. Total cash charges are estimated at $2.0 million. The Company expects annual cost savings of approximately $1.0 million as a result of these consolidations.  The actual costs incurred through December 31, 2015 are included in the table below.

On July 16, 2014, the Company committed to move forward with a plan to cease operations at its Costa Mesa, California, plant and consolidate operations into its Rancho Dominguez, California, facility and other UFP facilities. The Company’s decision was in response to the December 31, 2014, expiration of the lease on the Costa Mesa facility as well as the close proximity of the two properties. The California consolidation is complete and the actual costs incurred are included in the table below.

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

The Company has recorded the following restructuring costs associated with the consolidations discussed above for the fiscal years ended December 31, 2015 and 2014 (in thousands):

	2015			2014
Restructuring Costs	Massachusetts	California	Total	Michigan	California	Total

Employee severance	$178	$18	$196	$237	$10	$247
Relocation	1,138	66	1,204	356	501	857
Lease termination	356	—	356	—	—	—
Workforce training	—	—	—	373	—	373
Plant infrastructure	—	—	—	79	—	79

Total restructuring costs	$1,672	$84	$1,756	$1,045	$511	$1,556

The 2015 costs were reclassified in the Consolidated Statement of Operations as “Restructuring Costs” as follows: $1,669,000 from Cost of Sales, $36,000 from Selling, General and Administrative expenses and $51,000 from Gain on sales of property, plant and equipment. The 2014 costs were reclassified in the Consolidated Statement of Operations as “Restructuring Costs” as follows: $1,385,000 from Cost of Sales, $82,000 from Selling, General and Administrative expenses and $89,000 from Gain on sales of property, plant and equipment.

Interest Income and Expense

The Company had net interest income of approximately $27,000 for the year ended December 31, 2015, compared to net interest expense of approximately $108,000 for the year ended December 31, 2014. The increase in net interest income is due primarily to an increase in interest earned on money market accounts and certificates of deposit along with a nonrecurring interest charge in 2014 to adjust a contingent note payable to fair value.

Income Taxes

The Company recorded income tax expense as a percentage of income before income tax expense, of 35.3% and 35.8% for the years ended December 31, 2015 and 2014, respectively. The decrease in the effective tax rate for the year ended December 31, 2015 is primarily attributable to a higher anticipated Domestic Production Deduction on the Company’s 2015 federal tax return. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at December 31, 2015. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

2014 Compared to 2013

Sales

Net sales increased 0.1% to $139.3 million for the year ended December 31, 2014, from net sales of $139.2 million in 2013, primarily due to increases in sales in the aerospace and defense and medical markets of approximately 10% and 2%, respectively, partially offset by sales decline in the automotive market of approximately 6%.  The increase in sales to the aerospace and defense market was largely due to an increase in sales of approximately $2.1 million for a low-margin contract manufacturing program.  Absent this increase, sales to the aerospace and defense market declined approximately 6% due primarily to cuts in government spending.  The decline in sales to the automotive market was primarily due to the phase-out of an interior trim program coupled with soft demand for parts for a specific model of car that had weak demand from consumers.

Gross Profit

Gross profit as a percentage of sales (“Gross Margin”) declined to 26.5% for the year ended December 31, 2014, from 29.5% in 2013. As a percentage of sales, material and direct labor costs collectively increased approximately 1.5% and overhead as a percentage of sales increased approximately 1.5% or approximately $2.0 million in 2014. The increase in material and direct labor costs was primarily the result of manufacturing inefficiencies incurred as a result of plant moves in the Midwest, California and Texas as well as an increase in sales for a low-margin contract manufacturing military program. The increase in overhead was primarily due to increased employee health care costs of approximately $600,000 due to a higher than typical frequency of large claims, increased compensation and benefits of approximately $450,000 due to normal inflationary increases as well as higher overtime incurred as a result of the plant moves, increased plant and equipment maintenance costs of approximately $290,000 due to the various plant moves and higher depreciation of approximately $220,000 due largely to new molded fiber equipment.

Selling, General and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) increased 1.0% to $23.8 million for the year ended December 31, 2014 from $23.6 million in 2013. The increase in SG&A for the year ended December 31, 2014, is primarily due to higher depreciation costs of $160,000, largely associated with the Company’s new ERP software system, increased bad debt expense of approximately $140,000 due largely to a one-time write-off and increased employee health care costs of approximately $184,000 due largely to a higher than typical frequency of large claims, partially offset by lower sales commissions of approximately $100,000 due to soft sales compared to the Company’s budgeted sales, lower advertising costs incurred of approximately $70,000 and lower intangibles amortization of approximately $85,000.

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

On July 16, 2014, the Company committed to move forward with a plan to cease operations at its Costa Mesa, California, plant and consolidate operations into its Rancho Dominguez, California, facility and other UFP facilities. The Company’s decision was in response to the December 31, 2014, expiration of the lease on the Costa Mesa facility as well as the close proximity of the two properties. This consolidation is complete and the actual costs incurred through December 31, 2014 are included in the table below.

The Company recorded the following restructuring costs associated with the plant consolidations discussed above for the year ended December 31, 2014 (in thousands):

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

Cash Flows

Net cash provided by operations for the year ended December 31, 2015 was approximately $13.1 million and was primarily a result of net income generated of approximately $7.6 million, depreciation and amortization of approximately $4.9 million, share-based compensation of approximately $1.1 million and a decrease in refundable income taxes of approximately $2.4 million. These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $1.0 million due to the timing of customer payments in the ordinary course of business, an increase in inventory of approximately $1.3 million due to the timing of raw materials purchases and customer shipments and a decrease in accounts payable and accrued expenses of approximately $600,000 due to the timing of vendor payments in the ordinary course of business.

Net cash used in investing activities during the year ended December 31, 2015, was approximately $16.3 million of which approximately $11.5 million was the result of the purchase and renovation of our new corporate headquarters and manufacturing facility in Newburyport, MA and approximately $4.8 million was the result of other additions of technology, manufacturing machinery and equipment across the Company.

Net cash used in financing activities was approximately $1.1 million for the year ended December 31, 2015, representing cash used to service term debt of approximately $1.0 million, to repurchase shares of common stock of approximately $600,000 and to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $200,000, partially offset by excess tax benefits on share-based compensation of approximately $350,000, and net proceeds received upon stock option exercises of approximately $350,000.

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

As of December 31, 2015, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all covenants under the credit facility.

In 2012, the Company financed the purchase of two molded fiber machines through five-year term loans that mature in September 2017. The annual interest rate is fixed at 1.83% and the loans are secured by the related molded fiber machines. As of December 31, 2015, the outstanding balance of the term loan facility was approximately $1.9 million.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its revolving credit facility. The Company generated cash of approximately $13.1 million in operations during the year ended December 31, 2015, and cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance.

Throughout fiscal 2016, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants. The Company may also further expand its Newburyport, Massachusetts manufacturing plant. The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business. The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financings and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first out flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587,000.

Commitments and Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2015 (in thousands):

		Payment Due By Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Equipment Loans	$1,870	$1,011	$859	$—	$—
Operating Leases	1,264	888	376	—	—
Debt interest	32	25	7	—	—
Supplemental Retirement	100	25	50	25	—
Total	$3,266	$1,949	$1,292	$25	$—

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above. The Company’s principal sources of funds are its operations and its revolving credit facility. Although the Company generated cash from operations in the year ended December 31, 2015, it cannot guarantee that its operations will generate cash in future periods. Subject to the Risk Factors set forth in Part I, Item 1A of this Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that cash flow from operations will provide us with sufficient funds in order to fund our expected operations over the next twelve months.

The Company does not believe inflation has had a material impact on its results of operations in the last three years.

Off-Balance-Sheet Arrangements

The Company had no off-balance-sheet arrangements in 2015, other than operating leases.

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

Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company consists of a single reporting unit. We last performed “step 1” of the goodwill impairment test as of September 30, 2014. We utilized the guideline public company (“GPC”) method under the market approach and the discounted cash flows method (“DCF”) under the income approach to determine the fair value of the reporting unit for purposes of testing the reporting unit’s carrying value of goodwill for impairment. The GPC method derives a value by generating a multiple of EBITDA through the comparison of the Company to similar publicly traded companies. The DCF approach derives a value based on the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one that a prudent investor would require before making an investment in our equity securities. The key assumptions used in our approach included:

•                  The reporting unit’s 2015 estimated financials and five-year projections of financial results, which were based on our strategic plans and long-range forecasts. Sales growth rates represent estimates based on current and forecasted sales mix and market conditions. The profit margins were projected based on historical margins, projected sales mix, current expense structure and anticipated expense modifications.

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

As of September 30, 2014, based on our calculations under the above noted approach, the fair value of the reporting unit exceeded its carrying value by approximately $69 million or 74%. In performing these calculations, management used its most reasonable estimates of the key assumptions discussed above. If our actual operating results and/or the key assumptions utilized in management’s calculations differ from our expectations, it is possible that a future impairment charge may be necessary.

The Company’s annual impairment testing date is December 31. The Company performed a qualitative assessment (“step 0”) as of December 31, 2015, and determined that it was more likely than not that the fair value of its reporting unit exceeded its carrying amount. As a result, the Company is not required to proceed to a “step 1” impairment assessment. Factors considered included the 2014 step 1 analysis and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market cap, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability.

Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2015.

Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2015.

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

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2015, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. Interest under the Company’s credit facility with Bank of America, N.A. is based upon either the Prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes. However, as of December 31, 2015, the Company had no borrowings outstanding under the revolving credit facility, and the Company believes the market risk associated with the facility is minimal.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2015, has been audited by Grant Thornton LLP, an independent registered public accounting firm, who also audited the Company’s consolidated financial statements. Grant Thornton’s attestation report on the Company’s internal control over financial reporting is included herein.

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

UFP TECHNOLOGIES, INC.

Date:	March 11, 2016	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer, President, and Director	March 11, 2016
R. Jeffrey Bailly

/s/ Ronald J. Lataille	Chief Financial Officer, Senior Vice President, Principal Financial and Accounting Officer	March 11, 2016
Ronald J. Lataille

/s/ Daniel C. Croteau	Director	March 11, 2016
Daniel C. Croteau

/s/ Kenneth L. Gestal	Director	March 11, 2016
Kenneth L. Gestal

/s/ Marc Kozin	Director	March 11, 2016
Marc Kozin

/s/ Thomas Oberdorf	Director	March 11, 2016
Thomas Oberdorf

/s/ Robert W. Pierce, Jr.	Director	March 11, 2016
Robert W. Pierce, Jr.

/s/ Lucia Luce Quinn	Director	March 11, 2016
Lucia Luce Quinn

/s/ David K. Stevenson	Director	March 11, 2016
David K. Stevenson

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2015 and 2014

And for the Years Ended December 31, 2015, 2014 and 2013

With Reports of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UFP Technologies, Inc.

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UFP Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UFP Technologies, Inc.

We have audited the internal control over financial reporting of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 11, 2016

UFP TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$29,804	$34,052
Receivables, net	17,481	16,470
Inventories	14,202	12,893
Prepaid expenses	930	664
Refundable income taxes	1,186	3,192
Total current assets	63,603	67,271
Property, plant and equipment	90,564	75,823
Less accumulated depreciation and amortization	(44,009)	(40,980)
Net property, plant and equipment	46,555	34,843
Goodwill	7,322	7,322
Intangible assets, net	636	953
Other assets	1,834	2,159
Total assets	$119,950	$112,548

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,598	$5,398
Accrued expenses	5,374	5,222
Current installments of long-term debt	1,011	993
Total current liabilities	10,983	11,613
Long-term debt, excluding current installments	859	1,873
Deferred income taxes	2,883	2,446
Other liabilities	1,653	1,624
Total liabilities	16,378	17,556
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; zero shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 7,170,377 shares at December 31, 2015 and 7,068,815 shares at December 31, 2014	72	71
Additional paid-in capital	23,705	22,132
Retained earnings	80,382	72,789
Treasury stock at cost (29,559 shares at December 31, 2015 and zero shares at December 31, 2014)	(587)	—
Total stockholders’ equity	103,572	94,992
Total liabilities and stockholders’ equity	$119,950	$112,548

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013

Net sales	$138,850	$139,307	$139,223
Cost of sales	101,396	102,427	98,209
Gross profit	37,454	36,880	41,014
Selling, general, and administrative expenses	24,008	23,847	23,605
Restructuring costs	1,756	1,556	—
(Gain) loss on sales of property, plant and equipment	(24)	(84)	11
Operating income	11,714	11,561	17,398
Other expenses:
Interest (income) expense, net	(27)	108	205
Other, net	—	(312)	—
Total other (income) expense	(27)	(204)	205
Income before income tax provision	11,741	11,765	17,193
Income tax expense	4,148	4,206	5,917
Net income from consolidated operations	7,593	7,559	11,276

Net income per share:
Basic	$1.07	$1.08	$1.65
Diluted	$1.05	$1.05	$1.59
Weighted average common shares:
Basic	7,115	7,028	6,824
Diluted	7,219	7,175	7,105

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2015, 2014 and 2013

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2012	6,750	$67	$19,239	$53,954	—	$—	$73,260

Share-based compensation	38	1	923	—	—	—	924
Exercise of stock options net of shares presented for exercise	113	1	190	—	—	—	191

Net share settlement of restricted stock units and stock option tax w/h	—	—	(879)	—	—	—	(879)
Excess tax benefits on share-based compensation	—	—	818	—	—	—	818
Net income	—	—	—	11,276	—	—	11,276

Balance at December 31, 2013	6,901	$69	$20,291	$65,230	—	—	$85,590

Share-based compensation	20	1	1,118	—	—	—	1,119
Exercise of stock options net of shares presented for exercise	148	1	335	—	—	—	336

Net share settlement of restricted stock units and stock option tax w/h	—	—	(831)	—	—	—	(831)
Excess tax benefits on share-based compensation	—	—	1,219	—	—	—	1,219
Net income	—	—	—	7,559	—	—	7,559

Balance at December 31, 2014	7,069	$71	$22,132	$72,789	—	—	$94,992

Share-based compensation	24	—	1,069	—	—	—	1,069
Exercise of stock options net of shares presented for exercise	77	1	357	—	—	—	358

Net share settlement of restricted stock units and stock option tax w/h	—	—	(209)	—	—	—	(209)
Excess tax benefits on share-based compensation	—	—	356	—	—	—	356
Repurchase of common stock	—	—	—	—	30	(587)	(587)
Net income	—	—	—	7,593	—	—	7,593

Balance at December 31, 2015	7,170	$72	$23,705	$80,382	30	$(587)	$103,572

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statement of Cash Flows

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income from consolidated operations	$7,593	$7,559	$11,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,846	4,376	4,084
Loss on sales of property, plant and equipment	27	5	11
Share-based compensation	1,069	1,119	924
Deferred income taxes	437	1,232	740
Excess tax benefits on share-based compensation	(356)	(1,219)	(818)
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	(1,011)	562	804
Inventories	(1,309)	(1,845)	(1,353)
Prepaid expenses	(266)	26	(36)
Refundable income taxes	2,362	(436)	994
Accounts payable	(800)	2,317	(1,007)
Accrued expenses	152	(2,243)	1,272
Other liabilities	29	(181)	(417)
Other assets	325	(146)	(368)
Net cash provided by operating activities	13,098	11,126	16,106
Cash flows from investing activities:
Additions to property, plant and equipment	(16,321)	(13,436)	(5,830)
Holdback payment related to the acquisition of Packaging Alternatives Corporation (PAC)	—	—	(600)
Redemption of cash value life insurance	—	—	37
Proceeds from sale of property, plant and equipment	53	112	1
Net cash used in investing activities	(16,268)	(13,324)	(6,392)
Cash flows from financing activities:
Excess tax benefits on share-based compensation	356	1,219	818
Proceeds from the exercise of stock options, net of attestations	358	336	191
Principal repayment of long-term debt	(996)	(977)	(6,601)
Payment of statutory withholding for stock options exercised and restricted stock units vested	(209)	(831)	(879)
Repurchases of common stock	(587)	—	—
Payment of contingent note payable	—	(800)	—
Proceeds from long-term borrowings	—	—	580
Net cash used in financing activities	(1,078)	(1,053)	(5,891)
Net change in cash and cash equivalents	(4,248)	(3,251)	3,823
Cash and cash equivalents at beginning of year	34,052	37,303	33,480
Cash and cash equivalents at end of year	$29,804	$34,052	$37,303

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

(c)        Fair Value Measurement

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurement or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

The Company has not elected fair value accounting for any financial instruments for which fair value accounting is optional.

(d)       Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are stated at carrying amounts that approximate fair value because of the short maturity of those instruments. The carrying amount of the Company’s long-term debt approximates fair value as the interest rate on the debt approximates the Company’s current incremental borrowing rate.

(e)        Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2015 and 2014, cash equivalents primarily consisted of money market accounts and certificates of deposit that are readily convertible into cash.

The Company maintains its cash in bank deposit accounts, money market funds, and certificates of deposit that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts, and does not believe it is exposed to any significant custodial credit risk on cash.  The Company’s main operating account with Bank of America exceeds federal depository insurance limit by approximately $20.4 million.

(f)          Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectable. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2015.

(g)       Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2015.

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

(i)          Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit.  The Company consists of a single reporting unit. We last performed “step 1” of the goodwill impairment test as of September 30, 2014. We utilized the guideline public company (“GPC”) method under the market approach and the discounted cash flows method (“DCF”) under the income approach to determine the fair value of the reporting unit for purposes of testing the reporting unit’s carrying value of goodwill for impairment. The GPC method derives a value by generating a multiple of EBITDA through the comparison of the Company to similar publicly traded companies. The DCF approach derives a value based on the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one that a prudent investor would require before making an investment in our equity securities. The key assumptions used in our approach included:

•                              The reporting unit’s 2015 estimated financials and five-year projections of financial results, which were based on our strategic plans and long-range forecasts. Sales growth rates represent estimates based on current and forecasted sales mix and market conditions. The profit margins were projected based on historical margins, projected sales mix, current expense structure and anticipated expense modifications.

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

As of September 30, 2014, based on our calculations under the above noted approach, the fair value of the reporting unit exceeded its carrying value by approximately $69 million or 74%. In performing these calculations, management used its most reasonable estimates of the key assumptions discussed above. If our actual operating results and/or the key assumptions utilized in management’s calculations differ from our expectations, it is possible that a future impairment charge may be necessary.

The Company’s annual impairment testing date is December 31. The Company performed a qualitative assessment (“step 0”) as of December 31, 2015, and determined that it was more likely than not that the fair value of its reporting unit exceeded its carrying amount. As a result, the Company is not required to proceed to a “step 1” impairment assessment.  Factors considered included the 2014 step 1 analysis and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market cap, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability.

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

The Company issues share-based awards through several plans that are described in detail in Note 11.  The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Share-based compensation expense	$1,069	$1,119	$924

The compensation expense for stock options granted during the three-year period ended December 31, 2015, was determined as the fair value of the options using the Black Scholes valuation model.  2013 compensation expense for stock options granted prior to January 1, 2012, was determined as the fair value of the options using a lattice-based option valuation model.  The assumptions are noted as follows:

Year Ended December 31,
	2015	2014	2013
Expected volatility	31.5% - 32.3%	32.8% - 37.9%	34.0% - 50.0%

Expected dividends	None	None	None

Risk-free interest rate	1.0% - 1.2%	0.7% - 0.9%	0.4% - 0.7%

Exercise price	$19.97 - $22.36	$22.55 - $25.48	$18.85 - $21.67

Expected term	5.0 years	3.8 to 5.0 years	3.3 to 5.0 years

Weighted-average grant- date fair value	$6.04	$7.24	$5.84

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

The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was approximately $312,000, $320,000 and $280,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

(m)     Deferred Rent

The Company accounts for escalating rental payments on a straight-line basis over the term of the lease.

(n)       Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales. Amounts charged to customers pertaining to these costs are included in net sales.

(o)       Research and Development

On a routine basis, the Company incurs costs related to research and development activity. These costs are expensed as incurred. Approximately $1.4 million, $1.2 million and $1.2 million were expensed in the years ended December 31, 2015, 2014 and 2013, respectively.

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

(q)         Segments and Related Information

The Company follows the provisions of ASC 280, Segment Reporting, which establish standards for the way public business enterprises report information and operating segments in annual financial statements (see Note 17).

(r)    Treasury Stock

The Company accounts for treasury stock under the cost method, using the first-in, first out flow assumption, and we include treasury stock as a component of stockholders’ equity.  During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587,000.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard will replace most existing revenue recognition guidance when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition methods. In August 2015, the FASB issued an update to defer the effective date of this update by one year. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company is evaluating the effect that the updated standard will have on our Consolidated Financial Statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The amendments in this ASU require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted the amendments in this ASU effective October 1, 2015, on a retrospective basis.

As a result of the adoption, the Company made the following adjustments to the 2014 balance sheet: a $1.1 million decrease to current deferred tax assets and total current assets; and a $1.1 million decrease to long-term deferred tax liabilities and total liabilities.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is evaluating the impact of adopting this ASU on its consolidated financial position and results of operations.

(2)                     Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013

Interest, net	$(29)	$112	$210

Income taxes, net of refunds	$1,459	$3,259	$4,199

During the years ended December 31, 2015 and 2014, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling approximately $36,000 and $372,000, respectively.

(3)                     Receivables

Receivables consist of the following (in thousands):

	December 31,
	2015	2014
Accounts receivable—trade	$17,980	$16,972
Less allowance for doubtful receivables	(499)	(502)
	$17,481	$16,470

Receivables are written off against these reserves in the period they are determined to be uncollectible, and payments subsequently received on previously written-off receivables are recorded as a reversal of the bad debt provision.  The Company performs credit evaluations on its customers and obtains credit insurance on a large percentage of its accounts, but does not generally require collateral.  The Company recorded a provision for doubtful accounts of approximately $16,000 and $171,000 for the years ended December 31, 2015 and 2014, respectively.

(4)                     Inventories

Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$7,506	$7,145
Work in process	1,192	1,142
Finished goods	5,504	4,606
	$14,202	$12,893

(5)                     Other Intangible Assets

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2015 and 2014 are as follows (in thousands):

	Patents	Non- Compete	Customer List	Total
Estimated useful life	14 years	5 years	5 years
Gross amount at December 31, 2015	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2015	(429)	(387)	(1,535)	(2,351)
Net balance at December 31, 2015	$—	$125	$511	$636

Gross amount at December 31, 2014	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2014	(429)	(325)	(1,280)	(2,034)
Net balance at December 31, 2014	$—	$187	$766	$953

Amortization expense related to intangible assets was approximately $318,000, $393,000 and $478,000, respectively, for the years ended December 31, 2015, 2014 and 2013. Future amortization for the years ending December 31 will be approximately (in thousands):

2016	318
2017	318
Total	$636

(6)                     Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Land and improvements	$3,191	$1,613
Buildings and improvements	25,399	15,988
Leasehold improvements	2,839	2,897
Machinery & Equipment	51,016	47,756
Furniture, fixtures, computers & software	6,498	5,291
Construction in progress—equipment	1,621	2,278
	$90,564	$75,823

Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013, were approximately $4.5 million, $4.0 million, and $3.6 million, respectively.

(7)                     Indebtedness

On December 2, 2013, the Company entered into an unsecured $40 million revolving credit facility with Bank of America, N.A. The credit facility calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. Under the credit facility, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The credit facility was amended effective December 31, 2014, to modify the definition of “consolidated fixed-charge coverage ratio”.  The Company was in compliance with all covenants at December 31, 2015. The Company’s $40 million credit facility matures on November 30, 2018.

In conjunction with the execution of the credit facility, the Company fully paid approximately $5.1 million in debt previously outstanding under the Company’s prior credit facility with Bank of America, N.A., which was terminated on December 2, 2013.  As of December 31, 2015, the Company had no borrowings outstanding under the credit facility.

On October 11, 2012, the Company entered into a loan agreement to finance the purchase of two new molded fiber machines.  The annual interest rate is fixed at 1.83%.  As of December 31, 2015, approximately $5.0 million had been advanced on the loan and the outstanding balance was approximately $1.9 million.  The loan will be repaid over a five-year term.  The loan is secured by the related molded fiber machines.

Long-term debt consists of the following (in thousands):

	December 31,
	2015	2014
Equipment loans	$1,870	$2,866
Total long-term debt	1,870	2,866
Current installments	(1,011)	(993)
Long-term debt, excluding current installments	$859	$1,873

Aggregate maturities of long-term debt are as follows (in thousands):

Year ending December 31:
2016	$1,011
2017	859
$1,870

(8)                     Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Compensation	$2,107	$1,811
Benefits / self-insurance reserve	250	411
Paid time off	965	921
Commissions payable	319	164
Unrecognized tax benefits (including interest and penalties) (see Note 9)	315	425
Other	1,418	1,490
	$5,374	$5,222

(9)                     Income Taxes

The Company’s income tax provision for the years ended December 31, 2015, 2014 and 2013 consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current
Federal	$3,131	$2,638	$4,353
State	580	336	824
	3,711	2,974	5,177
Deferred
Federal	508	1,262	641
State	(71)	(30)	99
	437	1,232	740

Total income tax provision	$4,148	$4,206	$5,917

At December 31, 2015, the Company had net operating loss carryforwards for federal income tax purposes of approximately $415,000, which are available to offset future taxable income and expire during the federal tax year ending December 31, 2019. The future benefit of the federal net operating loss carryforwards will be limited to approximately $300,000 per year in accordance with Section 382 of the Internal Revenue Code.

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Reserves	$532	$428
Inventory capitalization	407	264
Compensation programs	501	404
Retirement liability	27	35
Equity-based compensation	290	276
Net operating loss carryforwards	141	242
Deferred rent	10	36
Intangible assets	264	188
Total deferred tax assets	2,172	1,873
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(4,186)	(3,471)
Goodwill	(869)	(848)
Total deferred tax liabilities	(5,055)	(4,319)
Net long-term deferred tax liabilities	$(2,883)	$(2,446)

The amounts recorded as deferred tax assets as of December 31, 2015, and 2014, represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company has total deferred tax assets of $2.2 million at December 31, 2015, that it believes are more likely than not to be realized in the carryforward period. Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34.0% to income before income tax expense as follows:

	Years Ended December 31,
	2015	2014	2013
Computed “expected” tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	2.3	1.1	3.6
Meals and entertainment	0.3	0.3	0.1
R&D credits	(0.8)	(0.7)	(1.0)
Domestic production deduction	(2.5)	(1.4)	(2.4)
Non-deductible ISO stock option expense	0.4	0.4	0.2
Unrecognized tax benefits	—	1.3	(0.1)
Other	1.6	0.8	—
Effective tax rate	35.3%	35.8%	34.4%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company has not been audited by any state for income taxes with the exception of returns filed in Michigan which have been audited through 2004, income tax returns filed in Massachusetts which have been audited through 2007 and income tax returns filed in Florida which have been audited through 2009. The Company’s federal tax return for 2008 has been audited.  Federal and state tax returns for the years 2012 through 2014 remain open to examination by the IRS and various state jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) resulting from uncertain tax positions is as follows (in thousands):

	December 31,
	2015	2014
Gross UTB balance at beginning of fiscal year	$230	$275
Increases for tax positions of prior years	—	—
Reductions for tax positions of prior years	(68)	(45)
Gross UTB balance at end of fiscal year	$162	$230

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2015 and 2014, are $162,000 and $230,000, respectively.

In addition, the total amount of accrued interest and penalties on uncertain tax positions at December 31, 2015 and 2014 are $153,000 and $195,000, respectively.

At December 31, 2015, all of the unrecognized tax benefits relate to tax returns of a specific state jurisdiction that are currently under examination. Accordingly, the Company expects a reduction of this amount during 2016, since the Company expects to resolve this examination in 2016.

(10)              Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute both basic and diluted income per share consisted of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Basic weighted average common shares outstanding during the year	7,115	7,028	6,824
Weighted average common equivalent shares due to stock options and restricted stock units	104	147	281
Diluted weighted average common shares outstanding during the year	7,219	7,175	7,105

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the years ended December 31, 2015, 2014 and 2013, the number of stock awards excluded from the computation was 72,495, 53,651 and 78,908, respectively.

(11)              Stock Option and Equity Incentive Plans

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

Through December 31, 2015, 1,178,449 shares of common stock have been issued under the 2003 Incentive Plan, none of which have been restricted. An additional 40,645 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies. The Company has also granted awards in the form of stock options under this Plan. Through December 31, 2015, 170,000 options have been granted and 105,000 options are outstanding.  At December 31, 2015, 882,156 shares or options are available for future issuance in the 2003 Incentive Plan.

Director Plan

Effective July 15, 1998, the Company adopted the 1998 Director Plan, which was amended and renamed, on June 3, 2009, the 2009 Non-Employee Director Stock Incentive Plan (the “Director Plan”).  The Director Plan was amended on March 7, 2013, to (i) prohibit the repricing of stock options or other equity awards without the consent of the Company’s shareholders, and (ii) prohibit the Company from buying out underwater stock options. The Director Plan, as amended, provides for the issuance of stock options and other equity-based securities of up to 975,000 shares to non-employee members of the Company’s board of directors.  Through December 31, 2015, 308,626 options have been granted and 165,205 options are outstanding.  For the year ended December 31, 2015, 5,647 shares of common stock were issued and 153,202 shares remained available to be issued under the Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2014	340,107	$12.84
Granted	18,844	20.14
Exercised	(78,746)	5.03
Cancelled or expired	(10,000)	18.85
Outstanding December 31, 2015	270,205	$15.40	3.80	$2,311
Exercisable at December 31, 2015	222,706	$14.20	4.04	$2,166
Vested and expected to vest at December 31, 2015	270,205	$15.40	3.80	$2,311

During the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $1.3 million, $3.4 million, and $2.1 million, respectively, and the total amount of consideration received from the exercise of these options was approximately $394,000, $709,000, and $416,000, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the year ended December 31, 2015, 1,632 shares (1,632 for options and zero for taxes) were surrendered at an average market price of $21.97.  During the year ended December 31, 2014, 32,164 shares (14,931 for options and 17,233 for taxes) were surrendered at an average market price of $25.42. During the year ended December 31, 2013, 26,662 shares were surrendered at an average market price of $20.54.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized compensation expense related to stock options granted to directors and employees of approximately $282,000, $354,000 and $214,000, respectively.

On February 24, 2015, the Company’s Compensation Committee approved the award of $400,000 payable in shares of the Company’s common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Equity Incentive Plan. The shares were issued on December 22, 2015. The Company has recorded compensation expense of $400,000 for the year ended December 31, 2015. Stock compensation expense of $400,000 was also recorded in both 2014 and 2013 for similar awards.

On December 16, 2015, the Company issued 391 shares of unrestricted common stock to a non-employee member of the Company’s Board of Directors as part of their retainer for serving on the Board.  Based upon the closing price of $22.36 on December 16, 2015, the Company recorded compensation expense of $8,750 associated with the stock issuance for the year ended December 31, 2015.

On June 10, 2015, the Company issued 5,256 shares of unrestricted common stock to the non-employee members of the Company’s Board of Directors as part of their annual retainer for serving on the Board.  Based upon the closing price of $19.97 on June 10, 2015, the Company recorded compensation expense of $105,000 associated with the stock issuance for the year ended December 31, 2015. The Company recorded compensation expense of $122,000 and $60,000 for similar awards in 2014 and 2013, respectively.

The Company grants RSUs to its executive officers. The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company. Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s closing stock price, and is charged, to expense ratably during the service period. No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested. The following table summarizes information about stock unit award activity during the year ended December 31, 2015:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2014	35,088	$17.87
Awarded	15,983	23.46
Shares distributed	(10,426)	18.35
Forfeited / Cancelled	—	—
Outstanding at December 31, 2015	40,645	$19.67

The Company recorded approximately $274,000, $237,000, and $250,000 in compensation expense related to these RSUs during the years ended December 31, 2015, 2014 and 2013, respectively.

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the year ended December 31, 2015, 3,405 shares were redeemed for this purpose at an average market price of $23.15. During the years ended December 31, 2014 and 2013, 9,878 and 22,089 shares were redeemed for this purpose at an average market price of $25.88 and $19.29, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2015, vest (in thousands):

	Options	Common Stock	Restricted Stock Units	Total
2016	133	—	241	374
2017	44	—	195	239
2018	16	—	109	125
2019	—		16	16
Total	$193	$—	$561	$754

Tax benefits totaling approximately $356,000, $1,219,000, and $818,000 were recognized as additional paid-in capital during the years ended December 31, 2015, 2014 and 2013, respectively, since the Company’s tax deductions exceeded the share-based compensation charge recognized for stock options exercised and RSUs vested.

(12)              Preferred Stock

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

(13)              Supplemental Retirement Benefits

The Company provides discretionary supplemental retirement benefits for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment. The Company recorded an expense of approximately $4,000, $23,000, and $17,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The present value of the supplemental retirement obligation has been calculated using a 4.0% discount rate, and is included in retirement and other liabilities. Total projected future cash payments for the years ending December 31, 2016 through 2019, are approximately $25,000 for each year.

(14)              Commitments and Contingencies

(a)         Leases — The Company has operating leases for certain facilities that expire through 2017. Certain of the leases contain escalation clauses that require payments of additional rent, as well as increases in related operating costs.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2015, are as follows (in thousands):

Years Ending December 31,	Operating Leases
2016	$888
2017	376
Total minimum lease payments (a)	$1,264

(a)         Minimum payments have not been reduced by minimum sublease rentals of approximately $314,000 due in the future under non-cancelable subleases.

Rent expense amounted to approximately $1.2 million, $1.8 million, and $2.0 million in 2015, 2014 and 2013, respectively.

(b)         Legal — The Company is a defendant in various administrative proceedings that are being handled in the ordinary course of business.  In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(15)              Employee Benefit Plans

The Company maintains a profit sharing plan for eligible employees. Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals, as well as discretionary profit sharing amounts determined by the Board of Directors to be funded by March 15 following each fiscal year.  Contributions were approximately $750,000, $750,000 and $800,000 in 2015, 2014 and 2013, respectively.

The Company has a partially self-insured health insurance program that covers all eligible participating employees. The maximum liability is limited by a stop loss of $200,000 per insured person, along with an aggregate stop loss determined by the number of participants.

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

The compensation withheld from Plan participants, together with gains or losses determined by the participants’ deferral elections is reflected as a deferred compensation obligation to participants, and is classified within other liabilities in the accompanying balance sheets. At December 31, 2015 and 2014, the balance of the deferred compensation liability totaled approximately $1.5 million for each period. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are reported within other assets in the accompanying balance sheets, and are accounted for based on the underlying cash surrender values of the policies, and totaled approximately $1.7 million and $2.0 million as of December 31, 2015 and 2014, respectively.

(16)              Fair Value of Financial Instruments

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

(17)              Segment Data

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material.  No customer comprised more than 10% of the Company’s consolidated revenues for the year ended December 31, 2015.  A vast majority of the Company’s assets are located in the United States.

The Company’s custom products are primarily sold to customers within the Medical, Automotive, Consumer, Electronics, Industrial and Aerospace and Defense markets.  Sales by market for the fiscal years ended December 31, 2015 and 2014 are as follows (in thousands):

	2015		2014
Market	Net Sales	%	Net Sales	%

Medical	$57,297	41.3%	$50,092	36.0%
Automotive	26,879	19.4%	27,358	19.6%
Consumer	17,274	12.4%	17,661	12.7%
Electronics	13,218	9.5%	15,830	11.4%
Aerospace & Defense	13,154	9.5%	15,158	10.9%
Industrial	11,028	7.9%	13,208	9.5%
Net Sales	$138,850	100.0%	$139,307	100.0%

(18)              Quarterly Financial Information (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share data):

2015	Q1	Q2	Q3	Q4
Net sales	$33,977	$36,499	$34,441	$33,933
Gross profit	8,638	10,293	9,510	9,013
Net income	1,653	2,272	1,992	1,676
Basic net income per share	0.23	0.32	0.28	0.24
Diluted net income per share	0.23	0.32	0.28	0.23

2014	Q1	Q2	Q3	Q4
Net sales	$34,609	$34,025	$35,406	$35,267
Gross profit	9,177	9,545	9,752	8,406
Net income	2,062	1,860	2,066	1,571
Basic net income per share	0.30	0.27	0.29	0.22
Diluted net income per share	0.29	0.26	0.29	0.22

(19)              Plant Consolidation

On March 18, 2015, the Company committed to move forward with a plan to cease operations at its Raritan, New Jersey, plant and consolidate operations into its Newburyport, Massachusetts, facility and other UFP facilities. The Company’s decision was in response to a continued decline in business at the Raritan facility and the recent purchase of the 137,000-square-foot facility in Newburyport. The activities related to this consolidation were substantially complete at December 31, 2015.

The Company also relocated all operations in its Haverhill, Massachusetts, and Byfield, Massachusetts facilities and plans to relocate certain operations in its Georgetown, Massachusetts facility to Newburyport.  The Haverhill and Byfield relocations were complete at December 31, 2015 and the Georgetown relocation is expected to be complete by June 30, 2016.

The Company expects to incur approximately $2.1 million in one-time expenses in connection with the Massachusetts consolidations. Included in this amount are approximately $180,000 relating to employee severance payments and relocation costs, approximately $1.5 million in moving expenses and expenses associated with vacating the Raritan, Haverhill and Byfield properties, and approximately $360,000 in lease termination costs. Total cash charges are estimated at $2.0 million. The Company expects annual cost savings of approximately $1.0 million as a result of these consolidations.  The actual costs incurred through December 31, 2015 are included in the table below.

On July 16, 2014, the Company committed to move forward with a plan to cease operations at its Costa Mesa, California, plant and consolidate operations into its Rancho Dominguez, California, facility and other UFP facilities. The Company’s decision was in response to the December 31, 2014, expiration of the lease on the Costa Mesa facility as well as the close proximity of the two properties. The California consolidation is complete and the actual costs incurred are included in the table below.

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

The Company has recorded the following restructuring costs associated with the consolidations discussed above for the fiscal years ended December 31, 2015 and 2014 (in thousands):

	2015			2014
Restructuring Costs	Massachusetts	California	Total	Michigan	California	Total

Employee severance	$178	$18	$196	$237	$10	$247
Relocation	1,138	66	1,204	356	501	857
Lease termination	356	—	356	—	—	—
Workforce training	—	—	—	373	—	373
Plant infrastructure	—	—	—	79	—	79

Total restructuring costs	$1,672	$84	$1,756	$1,045	$511	$1,556

The 2015 costs were reclassified in the Consolidated Statement of Operations as “Restructuring Costs” as follows: $1,669,000 from Cost of Sales, $36,000 from Selling, General and Administrative expenses and $51,000 from Gain on sales of property, plant and equipment. The 2014 costs were reclassified in the Consolidated Statement of Operations as “Restructuring Costs” as follows: $1,385,000 from Cost of Sales, $82,000 from Selling, General and Administrative expenses and $89,000 from Gain on sales of property, plant and equipment.

(20)              Related Party Transactions

On December 16, 2015, Daniel Croteau was appointed to our board of directors. Mr. Croteau is also the Chief Executive Officer of Vention Medical, Inc., a customer of the Company. Sales to Vention subsequent to Mr. Croteau joining the board were approximately $5,000.  At December 31, 2015, accounts receivable due from Vention were approximately $33,000 and total sales to Vention for the year ended December 31, 2015 were approximately $540,000.

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2015, 2014 and 2013

Accounts receivable, allowance for doubtful accounts:

	2015	2014	2013
Balance at beginning of year	$502	$512	$495
Provision credited to expense	16	63	22
Recoveries, net of write-offs	(19)	(73)	(5)
Balance at end of year	$499	$502	$512

Exhibit Index

Number	Description of Exhibit
3.01

Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 15, 2004 (SEC File No. 001-12648)).

3.02

Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009 (SEC File No. 001-12648)).

3.03	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.03 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009 (SEC File No. 001-12648)).

4.01	Specimen Certificate for shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993).

4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.01 hereto).

4.03

Rights Agreement, dated as of March 20, 2009, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes as Exhibit A, the Form of Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Shares of Preferred Stock of UFP Technologies, Inc. (incorporated by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009 (SEC File No. 001-12648)).

10.01	Facility Lease between the Company and Raritan Associates (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993).

10.02

Amendment to Facility Lease between the Company and Raritan Johnson Associates, LLC (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 27, 2008 (SEC File No. 001-12648)).

10.03

Amendment to Facility Lease between the Company and Raritan Johnson Associates, LLC (incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 13, 2015 (SEC File No. 001-12648)).

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
10.06

Lease Amendment III to the Facility Lease between the Company and Ward Hill Realty Associates, LLC, successors in interest to Evans Enterprises of South Beach (incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the SEC on November 13, 2002 (SEC File No. 001-12648)).

10.07

Facility Lease between Simco Automotive Trim, Inc. and Insite Atlanta, LLC (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003 (SEC File No. 001-12648)).

10.08

Amendment to Facility Lease between Simco Automotive Trim, Inc. and Max Warehousing, L.L.C., successor in interest to Insite Atlanta, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 13, 2015 (SEC File No. 001-12648)).

10.09

Executive Non-qualified Excess Plan (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, filed with the SEC on November 13, 2006 (SEC File No. 001-12648)). #

10.10

UFP Technologies, Inc. 2003 Incentive Plan, as amended (incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 10, 2013 (SEC File No. 001-12648)). #

10.11

Employment Agreement with R. Jeffrey Bailly dated October 8, 2007 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2007 (SEC File No. 001-12648)). #

10.12

Fourth Amendment to Facility Lease between the Company and Ward Hill Realty Associates, LLC (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 27, 2008 (SEC File No. 001-12648)).

10.13

2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 10, 2013 (SEC File No. 001-12648)). #

10.14

Amendment No. 1 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to Exhibit 10.56 to the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2011 (SEC File No. 001-12648)). #

10.15

Facility Lease between the Company and East Group Properties, LLP (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 11, 2012 (SEC File No. 001-12648)).

10.16

Facility Lease between the Company and Susana Property Co. (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012 (SEC File No. 001-12648)).

Number	Description of Exhibit
10.17

Amendment No. 2 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, filed with SEC on February 22, 2013 (SEC File No. 001-12648)). #

10.18	Form of 2014 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2014 (SEC File No. 001-12648)). #

10.19	Form of 2014 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2014 (SEC File No. 001-12648)). #

10.20

Credit Agreement between the Company and Bank of America, N.A., dated December 2, 2013 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014 (SEC File No. 001-12648)).

10.21

Amendment to Credit Agreement between the Company and Bank of America, N.A., dated March 9, 2015 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on March 13, 2015 (SEC File No. 001-12648)).

10.22	Form of 2015 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2015 (SEC File No. 001-12648)). #

10.23	Form of 2015 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2015 (SEC File No. 001-12648)). #

10.24	Form of 2016 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #

10.25	Form of 2016 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #

21.01	Subsidiaries of the Company. *

23.01	Consent of Grant Thornton LLP. *

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Calculation Linkbase Document. *

101.LAB	XBRL Taxonomy Label Linkbase Document. *

Number	Description of Exhibit
101.PRE	XBRL Taxonomy Presentation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

*                                         Filed herewith.

**                                  Furnished herewith.

#                                         Indicates management contract or compensatory plan or arrangement.