Form 10-Q
period 2016-03-31
UFP TECHNOLOGIES INC
filed 2016-05-09
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number:  001-12648

UFP Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2314970
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Hale Street, Newburyport, Massachusetts 01950, USA

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

7,185,897 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of May 2, 2016.

UFP Technologies, Inc.

PART I:FINANCIAL INFORMATION

ITEM 1:FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,459	$29,804
Receivables, less allowance for doubtful accounts of $574 at March 31, 2016 and $499 at December 31, 2015	20,376	17,481
Inventories	13,218	14,202
Prepaid expenses	2,426	930
Refundable income taxes	897	1,186
Total current assets	62,376	63,603
Property, plant and equipment	91,930	90,564
Less accumulated depreciation and amortization	(45,060)	(44,009)
Net property, plant and equipment	46,870	46,555
Goodwill	7,322	7,322
Intangible assets, net	556	636
Other assets	1,840	1,834
Total assets	$118,964	$119,950

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,380	$4,598
Accrued expenses	3,367	5,374
Current installments of long-term debt	1,016	1,011
Total current liabilities	8,763	10,983
Long-term debt, excluding current installments	603	859
Deferred income taxes	2,970	2,883
Other liabilities	1,868	1,653
Total liabilities	14,204	16,378
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; zero shares issued or outstanding	—	—
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 7,178,397 at March 31, 2016 and 7,170,377 shares at December 31, 2015	72	72
Additional paid-in capital	23,818	23,705
Retained earnings	81,457	80,382
Treasury stock at cost - 29,559 shares at March 31, 2016 and December 31, 2015	(587)	(587)
Total stockholders’ equity	104,760	103,572
Total liabilities and stockholders’ equity	$118,964	$119,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net sales	$34,503	$33,977
Cost of sales	26,776	25,339
Gross profit	7,727	8,638
Selling, general, and administrative expenses	5,904	6,024
Restructuring costs	123	78
Gain on sale of fixed assets	(4)	(31)
Operating income	1,704	2,567
Interest (income) expense, net	(11)	24
Income before income tax expense	1,715	2,543
Income tax expense	640	890
Net income	1,075	1,653
Net income per share:
Basic	$0.15	$0.23
Diluted	$0.15	$0.23
Weighted average common shares outstanding:
Basic	7,173	7,076
Diluted	7,255	7,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,075	$1,653
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,367	1,153
Gain on sale of fixed assets	(4)	(31)
Share-based compensation	201	210
Excess tax benefit on share-based compensation	—	(183)
Deferred income taxes	87	96
Changes in operating assets and liabilities:
Receivables, net	(2,895)	(1,753)
Inventories	984	(32)
Prepaid expenses	(1,496)	(1,396)
Refundable income taxes	289	796
Other assets	(6)	(51)
Accounts payable	(218)	(1,062)
Accrued expenses	(2,007)	(720)
Other liabilities	215	166
Net cash used in operating activities	(2,408)	(1,154)
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,602)	(8,522)
Proceeds from sale of fixed assets	4	31
Net cash used in investing activities	(1,598)	(8,491)
Cash flows from financing activities:
Principal repayments of long-term debt	(251)	(247)
Proceeds from exercise of stock options, net of attestation	—	128
Excess tax benefit on share-based compensation	—	183
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(88)	(79)
Net cash used in financing activities	(339)	(15)
Net decrease in cash and cash equivalents	(4,345)	(9,660)
Cash and cash equivalents at beginning of period	29,804	34,052
Cash and cash equivalents at end of period	$25,459	$24,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)      Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company's 2015 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of income for the three- month periods ended March 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the three- month periods ended March 31, 2016 and 2015 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods.

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

The results of operations for the three- month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards and classification on the statement of cash flows. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. This amendment is applicable to us beginning in the first quarter of 2017. The Company is evaluating the impact of adopting this ASU on its consolidated financial position and results of operations.

(2)      Supplemental Cash Flow Information

Cash paid (received) for interest and income taxes is as follows (in thousands):

	Three months ended
	March 31,
	2016	2015
Interest, net	$(12)	$23
Income taxes, net of refunds	$265	$(1)

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2015.  The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Total Share-based compensation expense	$201	$210

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $57,000 and $58,000, respectively, for the three-month periods ended March 31, 2016 and 2015.

The following is a summary of stock option activity under all plans for the three- month period ended March 31, 2016:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares Under	Price	Life	Value
	Options	(per share)	(in years)	(in thousands)
Outstanding December 31, 2015	270,205	$15.40
Granted	—	—
Exercised	—	—
Outstanding March 31, 2016	270,205	$15.40	3.55	$1,941
Exercisable at March 31, 2016	235,206	$14.45	3.69	$1,893
Vested and expected to vest at March 31, 2016	270,205	$15.40	3.55	$1,941

The Company did not grant any stock options during the first quarter of 2016.

During the three-month period ended March 31, 2015, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $600,000, and the total amount of consideration received by the Company from the exercised options was approximately $130,000. There were no options exercised during the three- month period ended March 31, 2016. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the three-months ended March 31, 2016 and 2015, there were no shares surrendered for this purpose.

During each of the three-month periods ended March 31, 2016 and 2015, the Company recognized compensation expense related to stock options granted to directors and employees of approximately $36,000 and $44,000, respectively.

On February 22, 2016, the Company’s Compensation Committee approved the award of $400,000,  payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan.  The shares will be issued on December 22, 2016.  The Company recorded compensation expense associated with the award of $100,000 during the three-month period ended March 31, 2016. The Company recorded compensation expense associated with a similar award of $100,000, during the three-month period ended March 31, 2015.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the three-month period ended March 31, 2016:

		Weighted
	Restricted	Average Award
	Stock Units	Date Fair Value
Unvested at December 31, 2015	40,645	$19.67
Awarded	17,329	21.64
Shares vested	(11,909)	20.94
Unvested at March 31, 2016	46,065	$20.08

During the three-month periods ended March 31, 2016 and 2015, the Company recorded compensation expense related to RSUs of approximately $65,000 and $66,000, respectively.

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares.  During the three-month periods ended March 31, 2016 and 2015, 3,889 and 3,405 shares were surrendered at an average market price of $22.82 and $23.15, respectively.

As of March 31, 2016, the Company had approximately $1.2 million of unrecognized compensation expense, which is expected to be recognized over a period of 4 years.

(5)      Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, and consist of the following at the stated dates (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$7,689	$7,506
Work in process	1,385	1,192
Finished goods	4,144	5,504
Total inventory	$13,218	$14,202

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Weighted average common shares outstanding, basic	7,173	7,076
Weighted average common equivalent shares due to stock options and RSUs	82	117
Weighted average common shares outstanding, diluted	7,255	7,193

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive.  For the three-month periods ended March 31, 2016 and 2015, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 54,969 and 53,651, respectively.

(8)      Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material.  No customer comprised more than 10% of the Company’s consolidated revenues for the three-month period ended March 31, 2016.  All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Automotive, Consumer, Electronics, Industrial and Aerospace and Defense markets.  Net sales by market for the three-month periods ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016		2015
Market	Net Sales	%	Net Sales	%
Medical	$15,666	45.4%	$13,824	40.7%
Automotive	6,103	17.7%	7,407	21.8%
Consumer	4,575	13.3%	3,652	10.7%
Electronics	3,031	8.8%	3,317	9.8%
Industrial	2,603	7.5%	2,758	8.1%
Aerospace & Defense	2,525	7.3%	3,019	8.9%
Net Sales	$34,503	100.0%	$33,977	100.0%

Note – certain amounts for the three-months ended March 31, 2015 were reclassified between markets to conform to the current period presentation

(9)      Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of March 31, 2016 and December 31, 2015, are as follows (in thousands):

		Non-	Customer
	Patents	Compete	List	Total
Estimated useful life	14 years	5 years	5 years
Gross amount at March 31, 2016	$429	$512	$2,046	$2,987
Accumulated amortization at March 31, 2016	(429)	(403)	(1,599)	(2,431)
Net balance at March 31, 2016	$—	$109	$447	$556

Gross amount at December 31, 2015	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2015	(429)	(387)	(1,535)	(2,351)
Net balance at December 31, 2015	$—	$125	$511	$636

Amortization expense related to intangible assets was approximately $80,000 and $79,000 for the three- month periods ended March 31, 2016 and 2015, respectively. The estimated remaining amortization expense as of March 31, 2016 is as follows (in thousands):

Remainder of:
2016	238
2017	318
Total	$556

(10)     Income Taxes

The income tax expense included in the accompanying unaudited condensed consolidated statements of income principally relates to the Company’s proportionate share of the pre-tax income of its wholly-owned subsidiaries.  The determination of income tax expense for interim reporting purposes is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

The Company recorded tax expense of approximately 37.3% of income before income tax expense for the three-month period ended March 31, 2016 and approximately 35.0% of income before income tax expense for the three- month period ended March 31, 2015. The increase in the effective tax rate for the current period is due to a tax assessment of approximately $40,000 from one jurisdiction.

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

The Company expects to incur approximately $2.1 million in one-time expenses in connection with the Massachusetts consolidations. Included in this amount are approximately $180,000 relating to employee severance payments and relocation costs, approximately $1.5 million in moving expenses and expenses associated with vacating the Raritan, Haverhill and Byfield properties, and approximately $360,000 in lease termination costs. Total cash charges are estimated at $2.0 million. The Company expects annual cost savings of approximately $1.0 million as a result of these consolidations. Through March 31, 2016, the Company had incurred approximately $1.8 million of the costs for this restructuring plan.

On July 16, 2014, the Company committed to move forward with a plan to cease operations at its Costa Mesa, California, plant and consolidate operations into its Rancho Dominguez, California, facility and other UFP facilities. The Company’s decision was in response to the December 31, 2014, expiration of the lease on the Costa Mesa facility as well as the close proximity of the two properties. The California consolidation is complete.

The company recorded the following restructuring costs associated with the above noted consolidations for the three-month periods ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015
Restructuring Costs	Massachusetts	California
Relocation	$123	$60
Employee severance	—	18
Total	$123	$78

Costs for the three months ended March 31, 2016 were reclassified in the Condensed Consolidated Statement of Income as “Restructuring Costs” from Cost of Sales.  Costs for the three months ended March 31, 2015 were reclassified in the Condensed Consolidated Statement of Income as “Restructuring Costs” as follows: $60,000 from Cost of Sales and $18,000 from General and Administrative expenses.

(12) Related Party Transactions

Daniel Croteau, who has been a member of the Company’s board of directors since December 16, 2015, is the Chief Executive Officer of Vention Medical, Inc., a customer of the Company.  Sales to Vention for the first quarter of 2016 were approximately $106,000.  All accounts receivable from Vention were paid in full at March 31, 2016.

ITEM 2:MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects, anticipated trends in the different markets in which the Company competes, including the medical, automotive, consumer, electronics, industrial and aerospace and defense markets, anticipated new customer contracts, statements regarding anticipated advantages relating to the Company’s decisions to consolidate its Midwest, California and Northeast facilities and the expected cost savings and efficiencies associated therewith, anticipated advantages of maintaining fewer, larger plants, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product lines, anticipated advantages the Company expects to realize as a result of its new enterprise resource planning software system and the expected timing associated therewith, expectations regarding the manufacturing capacity and efficiencies of the Company and the expected timing associated therewith, statements about the Company’s acquisition opportunities and strategies, its participation and growth in multiple markets, its business opportunities, the Company’s growth potential and strategies for growth, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales and earnings or sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation risks and uncertainties associated with plant closures and expected efficiencies from consolidating manufacturing, the risk that we may not be able to finalize anticipated new customer contracts, risks associated with the implementation of new production equipment in a timely, cost-efficient manner, risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity, and risks and uncertainties associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates.  Accordingly, actual results may differ materially.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this Report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as well as the risks and uncertainties discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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

The Company’s first quarter results were impacted by expenses related to plant consolidations in both the Northeast and Midwest.  The additional expenses were largely in the form of higher material consumed and labor incurred in the manufacturing process as new staff was trained and transferred jobs were re-qualified by customers.  The Company expects these incremental costs to subside over the next two quarters as training continues and more equipment and parts get qualified.  The Company further expects the completion of the transfer of certain equipment from its Georgetown, Massachusetts location into its newly acquired Newburyport, Massachusetts location by the end of the second quarter.

The Company continues to see robust growth in sales to customers in the medical market.  This growth is offsetting softness in sales to customers in the automotive and aerospace and defense markets.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Results of Operations

Sales

Sales for the three-month period ended March 31, 2016 increased approximately 1.5% to $34.5 million from sales of $34.0 million for the same period in 2015. The increase in sales for the three-month period ended March 31, 2016 was primarily due to a 13.3% increase in sales to customers in the medical market partially offset by a 17.6% decline in sales to customers in the automotive market.  The increase in medical sales was largely due to recently awarded contracts as well as increased demand for customer products.   The decline in automotive sales was largely due to longer shutdowns at certain customers in January as well as disrupted manufacturing at one of the Company’s key customers due to a relocation of production to a new facility.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 22.4% for the three-month period ended March 31, 2016, from 25.4% for the same period in 2015.  As a percentage of sales, material and labor costs collectively increased 3.7%, while overhead decreased 0.6%.  The increase in collective material and labor costs as a percentage of sales is primarily due to incremental material consumed and labor incurred resulting from recent plant consolidations.  The decrease in overhead as a percentage of sales is primarily due to lower occupancy costs resulting from recent plant consolidations.  As noted above, the Company anticipates that the manufacturing inefficiencies will gradually subside.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased approximately 2.0% to $5.9 million for the three-month period ended March 31, 2016, from $6.0 million for the same period in 2015. As a percentage of sales, SG&A decreased to 17.1% for the three-month period ended March 31, 2016, from 17.7% for the same three-month period in 2015. The decrease in SG&A and SG&A as a percentage of sales for the three-month period ended March 31, 2016, is primarily due to lower salaries, benefits and commissions expense resulting largely from recent plant consolidations.

Restructuring Costs

For the three month period ended March 31, 2016, the Company incurred restructuring costs of approximately $123,000, compared to approximately $78,000 for the same period in 2015.

Additional information regarding restructuring costs can be found in Note 11 of the Notes to Interim Condensed Consolidated Financial Statements.

Interest Income and Expense

The Company had net interest income of approximately $11,000 and net interest expense of approximately $24,000 for the three-month periods ended March 31, 2016 and 2015, respectively. The decrease in net interest expense is primarily due to an increase in interest earned on money market accounts and certificates of deposit and decreasing interest costs on our term loans.

Income Taxes

The Company’s effective tax rate was approximately 37.3% and 35.0%, for the three-month periods ended March 31, 2016 and 2015, respectively.  The increase in the effective tax rate for the current period is due to a tax assessment of approximately $40,000 from one jurisdiction. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at March 31, 2016. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash used in operations for the three-month period ended March 31, 2016 was approximately $2.4 million and was primarily a result of net income generated of $1.1 million, depreciation and amortization of approximately $1.4 million, share-based compensation of $0.2 million, a decrease in inventories of approximately $1.0 million and a decrease in refundable income taxes of approximately $0.3 million. These cash inflows and adjustments to income were offset by an increase in accounts receivable of approximately $2.9 million due in part to strong March sales, an increase in prepaid expenses of approximately $1.5 million due to upfront insurance premium payments and a decrease in accrued expenses of approximately $2.0 million primarily due to the payment of year-end commissions, profit sharing and employee bonuses.

Net cash used in investing activities during the three-month period ended March 31, 2016 was approximately $1.6 million and was primarily the result of additions of manufacturing machinery and equipment and the renovations of the new manufacturing and headquarters building in Massachusetts.

Net cash used in financing activities was approximately $0.3 million during the three-month period ended March 31, 2016, representing cash used to service term debt of approximately $0.2 million and restricted stock units vested of approximately $0.1 million.

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

As of March 31, 2016, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all covenants under the credit facility.

In 2012, the Company financed the purchase of two molded fiber machines through five-year term loans that mature in September 2017.  The annual interest rate is fixed at 1.83% and the loans are secured by the related molded fiber machines.  As of March 31, 2016, the outstanding balance of the term loan facility was approximately $1.6 million.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations.  The Company’s principal sources of funds are its operations and its revolving credit facility.  The Company used cash of approximately $2.4 million in operations during the three-month period ended March 31, 2016, and cannot guarantee that its operations will generate cash in future periods.  The Company’s longer-term liquidity is contingent upon future operating performance.

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

Stock Repurchase Program

On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company did not repurchase any shares of its common stock under this program in the first quarter of 2016. Through March 31, 2016, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587,000.  At March 31, 2016, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance-Sheet Arrangements

The Company had no off-balance-sheet arrangements during the three- month period ended March 31, 2016, other than operating leases.

ITEM 3:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4:CONTROLS AND PROCEDURES

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

PART II:OTHER INFORMATION

ITEM 1A:RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1 - Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2:UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. The Company did not repurchase any shares of its common stock under this program in the first quarter of 2016. Through March 31, 2016, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587,000.  At March 31, 2016, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6:EXHIBITS

Exhibit No.	Description

10.1	Form of 2016 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #
10.2	Form of 2016 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*     Filed herewith.

**   Furnished herewith.

#     Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: May 9, 2016	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly
Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: May 9, 2016	By:	/s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of 2016 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #
10.2	Form of 2016 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

*     Filed herewith.

**   Furnished herewith.

#     Indicates management contract or compensatory plan or arrangement.