Form 10-K/A
period 2015-12-31
UFP TECHNOLOGIES INC
filed 2016-08-18
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  001-12648

UFP Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2314970
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 Hale Street, Newburyport, MA – USA	01950-3504
(Address of principal executive offices)	(Zip Code)

(978) 352-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Stock Market L.L.C.
Preferred Share Purchase Rights	The NASDAQ Stock Market L.L.C.

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

Amendment No. 1 to the Annual report on form 10-k

for the year ended december 31, 2015

explanatory note

UFP Technologies, Inc. (“UFP”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission on March 11, 2016 (the “Original Form 10-K”), solely for the purposes of amending (i) the Reports of Independent Registered Public Accounting Firm (the “Audit Reports”) contained in Item 15 of Part IV of the Original Form 10-K to correct a typographical error in the dates of the Audit Reports from March 15, 2016 to March 11, 2016 and (ii) Exhibit 23.01, Consent of Independent Registered Public Accounting Firm (the “Consent”) to correct a typographical error in the date of the Audit Reports identified in the Consent from March 15, 2016 to March 11, 2016.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 15 of Part IV of the Original Filing in this Amendment and we have also included, as exhibits, new certifications of the Chief Executive Officer and the Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. Further, this Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-K or modify or update in any way disclosures in the Original Form 10-K.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a) (3)	Exhibits

See the Exhibit Index for a listing of exhibits, which are filed herewith or incorporated herein by reference to the location indicated.

(1)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date:	August 18, 2016	By:	/s/ Ronald J. Lataille
Ronald J. Lataille, Chief Financial Officer, Senior Vice President, Principal Financial and Accounting Officer

(2)

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2016 expressed an unqualified opinion.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 11, 2016

UFP TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$29,804	$34,052
Receivables, net	17,481	16,470
Inventories	14,202	12,893
Prepaid expenses	930	664
Refundable income taxes	1,186	3,192
Total current assets	63,603	67,271
Property, plant and equipment	90,564	75,823
Less accumulated depreciation and amortization	(44,009)	(40,980)
Net property, plant and equipment	46,555	34,843
Goodwill	7,322	7,322
Intangible assets, net	636	953
Other assets	1,834	2,159
Total assets	$119,950	$112,548

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,598	$5,398
Accrued expenses	5,374	5,222
Current installments of long-term debt	1,011	993
Total current liabilities	10,983	11,613
Long-term debt, excluding current installments	859	1,873
Deferred income taxes	2,883	2,446
Other liabilities	1,653	1,624
Total liabilities	16,378	17,556
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares;
zero shares issued or outstanding	-	-
Common stock, $.01 par value. Authorized 20,000,000 shares;
issued and outstanding 7,170,377 shares at December 31,
2015 and 7,068,815 shares at December 31, 2014	72	71
Additional paid-in capital	23,705	22,132
Retained earnings	80,382	72,789
Treasury stock at cost (29,559 shares at December 31, 2015
and zero shares at December 31, 2014)	(587)	-
Total stockholders' equity	103,572	94,992
Total liabilities and stockholders' equity	$119,950	$112,548

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013

Net sales	$138,850	$139,307	$139,223
Cost of sales	101,396	102,427	98,209
Gross profit	37,454	36,880	41,014
Selling, general, and administrative expenses	24,008	23,847	23,605
Restructuring costs	1,756	1,556	-
(Gain) loss on sales of property, plant and equipment	(24)	(84)	11
Operating income	11,714	11,561	17,398
Other expenses:
Interest (income) expense, net	(27)	108	205
Other, net	-	(312)	-
Total other (income) expense	(27)	(204)	205
Income before income tax provision	11,741	11,765	17,193
Income tax expense	4,148	4,206	5,917
Net income from consolidated operations	7,593	7,559	11,276
Net income per share:
Basic	$1.07	$1.08	$1.65
Diluted	$1.05	$1.05	$1.59
Weighted average common shares:
Basic	7,115	7,028	6,824
Diluted	7,219	7,175	7,105

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2015, 2014 and 2013

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2012	6,750	$67	$19,239	$53,954	-	$-	$73,260
							-
Share-based compensation	38	1	923	-	-	-	924
Exercise of stock options net of shares presented for exercise	113	1	190	-	-	-	191
Net share settlement of restricted stock units and stock option tax w/h	-	-	(879)	-	-	-	(879)
Excess tax benefits on share-based compensation	-	-	818	-	-	-	818
Net income	-	-	-	11,276	-	-	11,276

Balance at December 31, 2013	6,901	$69	$20,291	$65,230	-	-	$85,590

Share-based compensation	20	1	1,118	-	-	-	1,119
Exercise of stock options net of shares presented for exercise	148	1	335	-	-	-	336
Net share settlement of restricted stock units and stock option tax w/h	-	-	(831)	-	-	-	(831)
Excess tax benefits on share-based compensation	-	-	1,219	-	-	-	1,219
Net income	-	-	-	7,559	-	-	7,559

Balance at December 31, 2014	7,069	$71	$22,132	$72,789	-	-	$94,992

Share-based compensation	24	-	1,069	-	-	-	1,069
Exercise of stock options net of shares presented for exercise	77	1	357	-	-	-	358
Net share settlement of restricted stock units and stock option tax w/h	-	-	(209)	-	-	-	(209)
Excess tax benefits on share-based compensation	-	-	356	-	-	-	356
Repurchase of common stock	-	-	-	-	30	(587)	(587)
Net income	-	-	-	7,593	-	-	7,593

Balance at December 31, 2015	7,170	$72	$23,705	$80,382	30	$(587)	$103,572

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statement of Cash Flows

(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income from consolidated operations	$7,593	$7,559	$11,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,846	4,376	4,084
Loss on sales of property, plant and equipment	27	5	11
Share-based compensation	1,069	1,119	924
Deferred income taxes	437	1,232	740
Excess tax benefits on share-based compensation	(356)	(1,219)	(818)
Changes in operating assets and liabilities, net of effects from acquisition:
Receivables, net	(1,011)	562	804
Inventories	(1,309)	(1,845)	(1,353)
Prepaid expenses	(266)	26	(36)
Refundable income taxes	2,362	(436)	994
Accounts payable	(800)	2,317	(1,007)
Accrued expenses	152	(2,243)	1,272
Other liabilities	29	(181)	(417)
Other assets	325	(146)	(368)
Net cash provided by operating activities	13,098	11,126	16,106
Cash flows from investing activities:
Additions to property, plant and equipment	(16,321)	(13,436)	(5,830)
Holdback payment related to the acquisition of
Packaging Alternatives Corporation (PAC)	-	-	(600)
Redemption of cash value life insurance	-	-	37
Proceeds from sale of property, plant and equipment	53	112	1
Net cash used in investing activities	(16,268)	(13,324)	(6,392)
Cash flows from financing activities:
Excess tax benefits on share-based compensation	356	1,219	818
Proceeds from the exercise of stock options, net of attestations	358	336	191
Principal repayment of long-term debt	(996)	(977)	(6,601)
Payment of statutory withholding for stock options exercised
and restricted stock units vested	(209)	(831)	(879)
Repurchases of common stock	(587)	-	-
Payment of contingent note payable	-	(800)	-
Proceeds from long-term borrowings	-	-	580
Net cash used in financing activities	(1,078)	(1,053)	(5,891)
Net change in cash and cash equivalents	(4,248)	(3,251)	3,823
Cash and cash equivalents at beginning of year	34,052	37,303	33,480
Cash and cash equivalents at end of year	$29,804	$34,052	$37,303

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

Year Ended December 31,
	2015	2014	2013
Expected volatility	31.5% - 32.3%	32.8% - 37.9%	34.0% - 50.0%
Expected dividends	None	None	None
Risk-free interest rate	1.0% - 1.2%	0.7% - 0.9%	0.4% - 0.7%
Exercise price	$19.97 - $22.36	$22.55 - $25.48	$18.85 - $21.67
Expected term	5.0 years	3.8 to 5.0 years	3.3 to 5.0 years
Weighted-average grant - date fair value	$6.04	$7.24	$5.84

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

(3)	Receivables

Receivables consist of the following (in thousands):

	December 31,
	2015	2014
Accounts receivable–trade	$17,980	$16,972
Less allowance for doubtful receivables	(499)	(502)
	$17,481	$16,470

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

(4)	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$7,506	$7,145
Work in process	1,192	1,142
Finished goods	5,504	4,606
	$14,202	$12,893

(5)	Other Intangible Assets

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2015 and 2014 are as follows (in thousands):

	Patents	Non- Compete	Customer List	Total
Estimated useful life	14 years	5 years	5 years
Gross amount at December 31, 2015	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2015	(429)	(387)	(1,535)	(2,351)
Net balance at December 31, 2015	$-	$125	$511	$636

Gross amount at December 31, 2014	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2014	(429)	(325)	(1,280)	(2,034)
Net balance at December 31, 2014	$-	$187	$766	$953

Amortization expense related to intangible assets was approximately $318,000, $393,000 and $478,000, respectively, for the years ended December 31, 2015, 2014 and 2013. Future amortization for the years ending December 31 will be approximately (in thousands):

2016	318
2017	318
Total	$636

(6)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Land and improvements	$3,191	$1,613
Buildings and improvements	25,399	15,988
Leasehold improvements	2,839	2,897
Machinery & Equipment	51,016	47,756
Furniture, fixtures, computers & software	6,498	5,291
Construction in progress–equipment	1,621	2,278
	$90,564	$75,823

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

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34.0% to income before income tax expense as follows:

	Years Ended December 31,
	2015	2014	2013
Computed “expected” tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	2.3	1.1	3.6
Meals and entertainment	0.3	0.3	0.1
R&D credits	(0.8)	(0.7)	(1.0)
Domestic production deduction	(2.5)	(1.4)	(2.4)
Non-deductible ISO stock option expense	0.4	0.4	0.2
Unrecognized tax benefits	-	1.3	(0.1)
Other	1.6	0.8	-
Effective tax rate	35.3%	35.8%	34.4%

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) resulting from uncertain tax positions is as follows (in thousands):

	December 31,
	2015	2014
Gross UTB balance at beginning of fiscal year	$230	$275
Increases for tax positions of prior years	-	-
Reductions for tax positions of prior years	(68)	(45)
Gross UTB balance at end of fiscal year	$162	$230

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

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2014	35,088	$17.87
Awarded	15,983	23.46
Shares distributed	(10,426)	18.35
Forfeited / Cancelled	-	-
Outstanding at December 31, 2015	40,645	$19.67

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

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2015, vest (in thousands):

	Options	Common Stock	Restricted Stock Units	Total
2016	133	-	241	374
2017	44	-	195	239
2018	16	-	109	125
2019	-		16	16
Total	$193	$-	$561	$754

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
(a)

Leases – The Company has operating leases for certain facilities that expire through 2017. Certain of the leases contain escalation clauses that require payments of additional rent, as well as increases in related operating costs.

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

The Company has recorded the following restructuring costs associated with the consolidations discussed above for the fiscal years ended December 31, 2015 and 2014 (in thousands):

	2015			2014
Restructuring Costs	Massachusetts	California	Total	Michigan	California	Total

Employee severance	$178	$18	$196	$237	$10	$247
Relocation	1,138	66	1,204	356	501	857
Lease termination	356	-	356	-	-	-
Workforce training	-	-	-	373	-	373
Plant infrastructure	-	-	-	79	-	79

Total restructuring costs	$1,672	$84	$1,756	$1,045	$511	$1,556

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

Number	Description of Exhibit
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

Number	Description of Exhibit
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

10.22	Form of 2015 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2015 (SEC File No. 001-12648)). #
10.23	Form of 2015 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2015 (SEC File No. 001-12648)). #
10.24	Form of 2016 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #
10.25	Form of 2016 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #
21.01	Subsidiaries of the Company. *
23.01	Consent of Grant Thornton LLP. †
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. †

Number	Description of Exhibit
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ††
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Calculation Linkbase Document. *
101.LAB	XBRL Taxonomy Label Linkbase Document. *
101.PRE	XBRL Taxonomy Presentation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

†Filed herewith.

††Furnished herewith.

*Previously filed.

**Previously furnished.

#Indicates management contract or compensatory plan or arrangement.