Form 10-Q
period 2016-09-30
UFP TECHNOLOGIES INC
filed 2016-11-09
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-12648

UFP Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2314970
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Hale Street, Newburyport, MA 01950, USA

(Address of principal executive offices) (Zip Code)

(978) 352-2200

(Registrant's telephone number, including area code)

_________________________________________

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

Yes X ;      No ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X ;      No ____

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

Yes ____;    No X

7,228,048 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of November 2, 2016.

UFP Technologies, Inc.

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,118	$29,804
Receivables, less allowance for doubtful accounts of $597 at September 30, 2016 and $499 at December 31, 2015	22,307	17,481
Inventories	14,568	14,202
Prepaid expenses	2,161	930
Refundable income taxes	481	1,186
Total current assets	69,635	63,603
Property, plant and equipment	96,390	90,564
Less accumulated depreciation and amortization	(47,628)	(44,009)
Net property, plant and equipment	48,762	46,555
Goodwill	7,322	7,322
Intangible assets, net	397	636
Other assets	1,927	1,834
Total assets	$128,043	$119,950

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,106	$4,598
Accrued expenses	5,372	5,374
Current installments of long-term debt	1,028	1,011
Total current liabilities	11,506	10,983
Long-term debt, excluding current installments	84	859
Deferred income taxes	3,107	2,883
Other liabilities	1,858	1,653
Total liabilities	16,555	16,378
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value. Authorized 1,000,000 shares; zero shares issued or outstanding	-	-
Common stock, $.01 par value. Authorized 20,000,000 shares; issued and outstanding 7,228,048 at September 30, 2016 and 7,170,377 at December 31, 2015	72	72
Additional paid-in capital	25,142	23,705
Retained earnings	86,861	80,382
Treasury stock at cost - 29,559 at September 30, 2016 and December 31, 2015	(587)	(587)
Total stockholders’ equity	111,488	103,572
Total liabilities and stockholders' equity	$128,043	$119,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$37,220	$34,441	$109,626	$104,917
Cost of sales	28,768	24,931	83,161	76,475
Gross profit	8,452	9,510	26,465	28,442
Selling, general & administrative expenses	6,027	5,604	18,402	18,404
Restructuring costs	25	851	203	959
Material overcharge settlement	(1,681)	-	(2,114)	-
Gain on sale of fixed assets	-	-	(4)	(31)
Operating income	4,081	3,055	9,978	9,110
Interest income (expense), net	25	9	51	(7)
Income before income tax expense	4,106	3,064	10,029	9,103
Income tax expense	1,437	1,072	3,550	3,186
Net income	$2,669	$1,992	$6,479	$5,917

Net income per share:
Basic	$0.37	$0.28	$0.90	$0.83
Diluted	$0.37	$0.28	$0.89	$0.82
Weighted average common shares outstanding:
Basic	7,225	7,131	7,213	7,108
Diluted	7,312	7,230	7,294	7,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$6,479	$5,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,109	3,507
Gain on sale of fixed assets	(4)	(31)
Share-based compensation	871	873
Excess tax benefit on share-based compensation	(126)	(219)
Deferred income taxes	224	283
Changes in operating assets and liabilities:
Receivables, net	(4,826)	(2,785)
Inventories	(366)	(642)
Prepaid expenses	(1,231)	(682)
Refundable income taxes	831	2,503
Other assets	(93)	105
Accounts payable	508	(666)
Accrued expenses	(2)	1,220
Other liabilities	205	(136)
Net cash provided by operating activities	6,579	9,247
Cash flows from investing activities:
Additions to property, plant, and equipment	(6,077)	(13,003)
Proceeds from sale of fixed assets	4	31
Net cash used in investing activities	(6,073)	(12,972)
Cash flows from financing activities:
Principal repayments of long-term debt	(758)	(745)
Proceeds from exercise of stock options, net of attestation	529	220
Excess tax benefit on share-based compensation	126	219
Repurchases of common stock	-	(587)
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(89)	(79)
Net cash used in financing activities	(192)	(972)
Net increase (decrease) in cash and cash equivalents	314	(4,697)
Cash and cash equivalents at beginning of period	29,804	34,052
Cash and cash equivalents at end of period	$30,118	$29,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

The condensed consolidated balance sheet as of September 30, 2016, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three- and nine-month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Improvements to Employee Share Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards and classification on the statement of cash flows. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. This amendment is applicable to the Company beginning in the first quarter of 2017. The Company is evaluating the impact of adopting this ASU on its consolidated financial position and results of operations.

(2)	Supplemental Cash Flow Information

Cash paid (received) for interest and income taxes is as follows (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Interest, net	$(53)	$5
Income taxes, net of refunds	$2,178	$400

(3)	Fair Value of Financial Instruments

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2015. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total share-based compensation expense	$229	$226	$871	$873

Share-based compensation for the nine-month periods ended September 30, 2016 and 2015 includes approximately $105,000, in each period respectively, representing the fair value of the Company’s common stock granted during the periods to the Company’s Board of Directors.

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $67,000 and $63,000, for the three-month periods ended September 30, 2016 and 2015, respectively, and $264,000 and $256,000, for the nine-month periods ended September 30, 2016 and 2015, respectively.

The following is a summary of stock option activity under all plans for the nine-month period ended September 30, 2016:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	270,205	$15.40
Granted	17,184	22.02
Exercised	(44,887)	11.79
Outstanding at September 30, 2016	242,502	$16.54	3.98	$2,415
Exercisable at September 30, 2016	220,002	$16.05	4.18	$2,298
Vested and expected to vest at September 30, 2016	242,502	$16.54	3.98	$2,415

On June 9, 2016, the Company granted options to its directors for the purchase of 17,184 shares of common stock at that day’s closing price of $22.02. The compensation expense related to these grants was determined as the fair value of the options using the Black Scholes option pricing model based on the following assumptions:

Expected volatility	29.7%
Expected dividends	None
Risk-free interest rate	0.9%
Exercise price	$22.02
Expected term (years)	5.0
Weighted average grant date fair value	$6.11

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

During the nine-month periods ended September 30, 2016 and 2015, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $564,000 and $989,000, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $529,000 and $258,000, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the nine months ended September 30, 2016, there were no shares surrendered for this purpose. During the nine months ended September 30, 2015, there were 1,632 shares surrendered at an average market price of $21.97.

During each of the three-month periods ended September 30, 2016 and 2015, the Company recognized compensation expense related to stock options granted to directors and employees of approximately $34,000 and $44,000, respectively. During each of the nine-month periods ended September 30, 2016 and 2015, the Company recognized compensation expense related to stock options granted to directors and employees of approximately $212,000 and $237,000, respectively.

On February 22, 2016, the Company’s Compensation Committee approved the award of $400,000, payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan. The shares will be issued on December 22, 2016. The Company recorded compensation expense associated with the award of $100,000 and $300,000, respectively, during the three- and nine-month periods ended September 30, 2016. The Company recorded compensation expense associated with a similar award of $100,000 and $300,000, respectively, during the three- and nine-month periods ended September 30, 2015.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the nine-month period ended September 30, 2016:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Unvested at December 31, 2015	40,645	$19.67
Awarded	17,822	21.66
Shares vested	(11,909)	20.94
Unvested at September 30, 2016	46,558	$20.04

During the three-month periods ended September 30, 2016 and 2015, the Company recorded compensation expense related to RSUs of approximately $95,000 and $82,000, respectively. During the nine-month periods ended September 30, 2016 and 2015, the Company recorded compensation expense related to RSUs of approximately $254,000 and $231,000, respectively.

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the nine-month periods ended September 30, 2016 and 2015, 3,889 and 3,405 shares were surrendered at an average market price of $22.82 and $23.15, respectively.

As of September 30, 2016, the Company had approximately $947,000 of unrecognized compensation expense, which is expected to be recognized over a period of 3.5 years.

(5)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, and consist of the following at the stated dates (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$7,443	$7,506
Work in process	1,367	1,192
Finished goods	5,758	5,504
Total inventory	$14,568	$14,202

(6)	Preferred Stock

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding, basic	7,225	7,131	7,213	7,108
Weighted average common equivalent shares due to stock options and RSUs	87	99	81	104
Weighted average common shares outstanding, diluted	7,312	7,230	7,294	7,212

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three-month periods ended September 30, 2016 and 2015, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 35,193 and 65,193, respectively. For the nine-month periods ended September 30, 2016 and 2015, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 52,377 and 82,719, respectively.

(8)	Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the three- and nine-month periods ended September 30, 2016. All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Automotive, Consumer, Electronics, Industrial, and Aerospace and Defense markets. Net sales by market for the three- and nine-month periods ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$16,492	44.3%	$13,809	40.1%	$48,931	44.6%	$42,595	40.6%
Automotive	6,944	18.7%	6,258	18.2%	20,718	18.9%	21,193	20.2%
Consumer	5,580	15.0%	4,710	13.7%	15,171	13.8%	12,385	11.8%
Electronics	2,992	8.0%	3,427	10.0%	9,055	8.3%	10,538	10.0%
Industrial	2,802	7.5%	2,856	8.3%	8,281	7.6%	8,120	7.7%
Aerospace & Defense	2,410	6.5%	3,381	9.8%	7,470	6.8%	10,086	9.6%
Net Sales	$37,220	100.0%	$34,441	100.0%	$109,626	100.0%	$104,917	100.0%

Note – certain amounts for the three- and nine-months ended September 30, 2015 were reclassified between markets to conform to the current period presentation.

(9)	Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of September 30, 2016 and December 31, 2015, are as follows (in thousands):

	Patents	Non- Compete	Customer List	Total
Estimated useful life	14 years	5 years	5 years
Gross amount at September 30, 2016	$429	$512	$2,046	$2,987
Accumulated amortization at September 30, 2016	(429)	(434)	(1,727)	(2,590)
Net balance at September 30, 2016	$-	$78	$319	$397

Gross amount at December 31, 2015	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2015	(429)	(387)	(1,535)	(2,351)
Net balance at December 31, 2015	$-	$125	$511	$636

Amortization expense related to intangible assets was approximately $79,000 for each of the three- month periods ended September 30, 2016 and 2015, and approximately $238,000 for each of the nine-month periods ended September 30, 2016 and 2015. The estimated remaining amortization expense as of September 30, 2016 is as follows (in thousands):

Remainder of:
2016	79
2017	318
Total	$397

(10)	Income Taxes

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

The Company recorded tax expense of approximately 35% of income before income tax expense for each of the three-month periods ended September 30, 2016 and 2015. The Company recorded tax expense of approximately 35.4% and 35% of income before income tax expense for the nine-month periods ended September 30, 2016 and 2015, respectively. The increase in the effective tax rate for the nine-month period ended September 30, 2016 is due to a tax assessment of approximately $40,000 from one jurisdiction recorded in the first quarter of 2016.

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

The Company also relocated all operations of its Haverhill, Massachusetts, and Byfield, Massachusetts facilities and plans to relocate certain operations of its Georgetown, Massachusetts facility to Newburyport. The Haverhill and Byfield relocations were complete at December 31, 2015, and the Georgetown relocation is substantially complete.

The Company expects to incur approximately $2.1 million in one-time expenses in connection with the Massachusetts consolidations. Included in this amount are approximately $180,000 relating to employee severance payments and relocation costs, approximately $1.5 million in moving expenses and expenses associated with vacating the Raritan, Haverhill, and Byfield properties, and approximately $360,000 in lease termination costs. Total cash charges are estimated at $2.0 million. The Company expects annual cost savings of approximately $1.0 million as a result of these consolidations. Through September 30, 2016, the Company had incurred approximately $1.9 million of the costs for this restructuring plan.

The company recorded the following restructuring costs associated with the Massachusetts consolidations for the three- and nine-month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
Restructuring Costs - Massachusetts	September 30,		September 30,
	2016	2015	2016	2015
Employee severance	$-	$204	$-	$204
Relocation	25	286	203	310
Lease termination	-	361	-	361
Total	$25	$851	$203	$875

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

The company recorded the following restructuring costs associated with the California consolidation for the three- and nine-month periods ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Restructuring Costs - California	2016	2015	2016	2015
Employee severance	$-	$-	$-	$18
Relocation	-	-	-	66
Total	$-	$-	$-	$84

Costs for 2016 were reclassified in the Condensed Consolidated Statement of Income as “Restructuring Costs” from Cost of Sales. Costs for the three months ended September 30, 2015 were reclassified in the Condensed Consolidated Statement of Income as “Restructuring Costs” from Cost of Sales. Costs for the nine months ended September 30, 2015 were reclassified in the Condensed Consolidated Statement of Income as “Restructuring Costs” as follows: $941,000 from Cost of Sales and $18,000 from General and Administrative expenses:

(12)	Related Party Transactions

Daniel Croteau, who has been a member of the Company’s board of directors since December 16, 2015, is the Chief Executive Officer of Vention Medical, Inc., a customer of the Company. Sales to Vention for the nine-months ended September 30, 2016 were approximately $403,000. Open accounts receivable from Vention were approximately $66,000 at September 30, 2016.

(13)	Material Overcharge Settlement

The Company was a participant in a class action lawsuit against a number of polyurethane foam suppliers (“Defendants”) that recently reached settlement. The suit was filed to recover damages and obtain injunctive relief for Defendants’ alleged violations of the federal antitrust laws with respect to the fixing of prices of polyurethane foam sold from January 1, 1999 through August 2010. The Company recorded gains of approximately $1.7 million and $2.1 million during the three- and nine-month periods ended September 30, 2016, respectively, which represents the full settlement amount received. The settlement amount is recorded as “Material overcharge settlement” in the operating income section of the Condensed Consolidated Statements of Income.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects, anticipated trends in the different markets in which the Company competes, including the medical, automotive, consumer, electronics, industrial and aerospace and defense markets, anticipated new customer contracts, statements regarding anticipated advantages relating to the Company’s decisions to consolidate its facilities and the expected cost savings and efficiencies associated therewith, anticipated advantages and the timing associated with requalification of parts, anticipated advantages of maintaining fewer, larger plants, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product lines, expectations regarding the manufacturing capacity and efficiencies of the Company and the expected timing associated therewith, statements about the Company’s acquisition opportunities and strategies, its participation and growth in multiple markets, its business opportunities, the Company’s growth potential and strategies for growth, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales and earnings or sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation risks and uncertainties associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates, risks and uncertainties associated with plant closures and consolidations and expected efficiencies from consolidating manufacturing, risks and uncertainties associated with the requalification of parts, the risk that we may not be able to finalize anticipated new customer contracts, risks associated with the implementation of new production equipment and requalification or recertification of transferred equipment in a timely, cost-efficient manner, and risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity. Accordingly, actual results may differ materially.

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

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics, composites, and natural fiber products, principally serving the medical, automotive, consumer, electronics, industrial, and aerospace and defense markets. The Company consists of a single operating and reportable segment.

Strong third quarter growth in sales to customers in the medical, consumer and automotive markets were partially offset by weakness in demand from customers in the military and electronics markets. The Company anticipates continued growth in sales to customers in the medical market. Continued manufacturing inefficiencies resulting from recent plant consolidations and the resulting need to requalify parts with many of the Company’s customers in the medical market caused an increase in material and labor costs that negatively impacted gross margins. The Company anticipates that these increases will be temporary and that gross margins will improve as new employees get trained and parts get requalified.

The Company’s current strategy includes organic growth and growth through strategic acquisitions.

Results of Operations

Sales

Sales for the three-month period ended September 30, 2016 increased approximately 8.1% to $37.2 million from sales of $34.4 million for the same period in 2015. The increase in sales for the three-month period ended September 30, 2016 was primarily a result of increases in sales to customers in the medical, consumer and automotive markets of approximately 19.4%, 18.5% and 11.0%, respectively, partially offset by decreases in sales to customers in the aerospace & defense and electronics markets of approximately 28.7% and 12.7%, respectively. The increase in sales to customers in the medical market was largely due to a new five-year contract with one of the Company’s larger customers in this market as well as an overall increase in demand from other medical customers. The increase in sales to customers in the consumer market was largely due to increased demand for molded fiber protective packaging for consumer products. The increase in sales to customers in the automotive market was primarily due to increased demand for interior trim parts from a customer in the southeast, resulting from the customer resolving certain production issues. The reduction in sales to customers in the aerospace and defense market was largely due to continued cuts in government spending. The decrease in sales to customers in the electronics market was primarily due to a temporary spike in demand for packaging at one of our larger customers in 2015.

Sales for the nine-month period ended September 30, 2016 increased approximately 4.5% to $109.6 million from sales of $104.9 million for the same period in 2015. The increase in sales for the nine-month period ended September 30, 2016 was primarily a result of increases in sales to customers in the medical and consumer markets of approximately 14.9% and 22.9%, respectively, partially offset by decreases in sales to customers in the aerospace & defense and consumer markets of approximately 25.9% and 14.1%, respectively. The increase in sales to customers in the medical market was largely due to a new five-year contract with one of the Company’s larger customers in this market as well as an overall increase in demand from other medical customers. The increase in sales to customers in the consumer market was largely due to increased demand for molded fiber protective packaging for consumer products. The reduction in sales to customers in the aerospace and defense market was largely due to continued cuts in government spending. The decrease in sales to customers in the electronics market was primarily due to general softness in demand for protective packaging.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 22.7% for the three-month period ended September 30, 2016, from 27.6% for the same period in 2015. As a percentage of sales, material and labor costs collectively increased 2.9%, while overhead increased 2.0%. The increase in collective material and labor costs as a percentage of sales is primarily due to manufacturing inefficiencies resulting from recent plant consolidations and the resulting need to requalify parts with many of the Company’s customers in the medical market. The increase in overhead is primarily due to an increase in indirect labor costs of approximately $635,000 due largely to temporary hires to assist in the requalification of parts, an increase in plant and equipment maintenance costs of approximately $365,000 due largely to one-time costs associated with the plant consolidations and an increase in depreciation of approximately $164,000 due largely to depreciation on the Company’s new building in Newburyport.

Gross profit as a percentage of sales decreased to 24.1% for the nine-month period ended September 30, 2016, from 27.1% for the same period in 2015. As a percentage of sales, material and labor costs collectively increased 2.4%, while overhead increased 0.6%. The increase in collective material and labor costs as a percentage of sales is primarily due to manufacturing inefficiencies resulting from recent plant consolidations and the resulting need to requalify parts with many of the Company’s customers in the medical market, as well as a non-recurring write-off of approximately $288,000 in obsolete tooling and inventory.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 7.5% to $6.0 million for the three-month period ended September 30, 2016, from $5.6 million for the same period in 2015. As a percentage of sales, SG&A decreased to 16.2% for the three-month period ended September 30, 2016, from 16.3% for the same three-month period in 2015. The increase in SG&A for the three-month period ended September 30, 2016, is primarily due to one-time consulting and recruiting costs associated with filling open positions and company-wide training. The decrease in SG&A as a percentage of sales for the three-month period ended September 30, 2016, is largely due to the leveraging of relatively fixed SG&A expenses against the increase in sales.

Selling, general, and administrative expenses (“SG&A”) was unchanged at $18.4 million for the nine-month period ended September 30, 2016, as compared to the same nine-month period in 2015. As a percentage of sales, SG&A decreased to 16.8% for the nine-month period ended September 30, 2016, from 17.5% for the same nine-month period in 2015. The decrease in SG&A as a percentage of sales for the nine-month period ended September 30, 2016, is largely due to the leveraging of relatively fixed SG&A expenses against the increase in sales.

Restructuring Costs

For the three-month period ended September 30, 2016, the Company incurred restructuring costs of approximately $25,000, compared to approximately $851,000 for the same period in 2015.

For the nine-month period ended September 30, 2016, the Company incurred restructuring costs of approximately $203,000, compared to approximately $1.0 million for the same period in 2015.

Additional information regarding restructuring costs can be found in Note 11 of the Notes to Interim Condensed Consolidated Financial Statements.

Material Overcharge Settlement

The Company was a participant in a class action lawsuit against a number of polyurethane foam suppliers (“Defendants”) that recently reached settlement. The suit was filed to recover damages and obtain injunctive relief for Defendants’ alleged violations of the federal antitrust laws with respect to the fixing of prices of polyurethane foam sold from January 1, 1999 through August 2010. The Company recorded gains of approximately $1.7 million and $2.1 million during the three- and nine-month periods ended September 30, 2016, respectively, which represents the full settlement amount received. The settlement amount is recorded as “Material overcharge settlement” in the operating income section of the Condensed Consolidated Statements of Income.

Interest Income and Expense

The Company had net interest income of approximately $25,000 and $9,000 for the three-month periods ended September 30, 2016 and 2015, respectively. The Company had net interest income of approximately $51,000 and net interest expense of approximately $7,000 for the nine-month periods ended September 30, 2016 and 2015, respectively. The increase in net interest income is primarily due to an increase in interest earned on money market accounts and certificates of deposit and decreasing interest costs on the Company’s term loans.

Income Taxes

The Company’s effective tax rate was approximately 35.0% for each of the three-month periods ended September 30, 2016 and 2015. The Company’s effective tax rate was approximately 35.4% and 35.0% for the nine-month periods ended September 30, 2016 and 2015, respectively. The increase in the effective tax rate for the nine-month period ended September 30, 2016 is due to a tax assessment of approximately $40,000 from one jurisdiction recorded in the first quarter of 2016. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at September 30, 2016. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the nine-month period ended September 30, 2016 was approximately $6.6 million and was primarily a result of net income generated of $6.5 million, depreciation and amortization of approximately $4.1 million, share-based compensation of $0.9 million, an increase in deferred taxes of $0.2 million, an increase in accounts payable of approximately $0.5 million due to the timing of vendor payments in the ordinary course of business and a decrease in refundable income taxes of approximately $0.8 million. These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $4.8 million due in part to strong September sales, an increase in prepaid expenses of approximately $1.2 million due to upfront insurance premium payments and an increase in inventories of approximately $0.4 million.

Net cash used in investing activities during the nine-month period ended September 30, 2016 was approximately $6.1 million and was primarily the result of additions of manufacturing machinery and equipment and the renovations of the new manufacturing and headquarters building in Massachusetts.

Net cash used in financing activities was approximately $192,000 during the nine-month period ended September 30, 2016, representing cash used to service term debt of approximately $758,000 and to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $89,000, largely offset by excess tax benefits on share-based compensation of approximately $126,000 and net proceeds received upon stock options exercises of approximately $529,000.

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

As of September 30, 2016, the Company had no borrowings outstanding under the credit facility and the Company was in compliance with all covenants under the credit facility.

In 2012, the Company financed the purchase of two molded fiber machines through five-year term loans that mature in September 2017. The annual interest rate is fixed at 1.83% and the loans are secured by the related molded fiber machines. As of September 30, 2016, the outstanding balance of the term loan facility was approximately $1.1 million.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its revolving credit facility. The Company generated cash of approximately $6.6 million from operations during the nine-month period ended September 30, 2016; however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance.

Throughout fiscal 2016, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants. The Company may also further expand its Newburyport, Massachusetts, manufacturing plant. The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business. The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financings and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

Stock Repurchase Program

On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company did not repurchase any shares of its common stock under this program in the first nine months of 2016. Through September 30, 2016, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587,000. At September 30, 2016, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance-Sheet Arrangements

The Company had no off-balance-sheet arrangements during the nine-month period ended September 30, 2016, other than operating leases.

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

Issuer’s Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. The Company did not repurchase any shares of its common stock under this program in the first nine months of 2016. Through September 30, 2016, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587,000. At September 30, 2016, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

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

__________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: November 9, 2016	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: November 9, 2016	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

__________________

*	Filed herewith.
**	Furnished herewith.

