Form 10-K
period 2016-12-31
UFP TECHNOLOGIES INC
filed 2017-03-10
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐     No ☒

As of June 30, 2016, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $91,627,647, based on the closing price of $22.54 on that date as reported on the NASDAQ Capital Market.

As of March 2, 2017, there were 7,221,391 shares of common stock, $0.01 par value per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders.	Part III

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects, anticipated trends in the different markets in which the Company competes, including the medical, automotive, consumer, electronics, industrial, and aerospace and defense markets, statements regarding anticipated new customer and vendor contracts, anticipated advantages relating to the Company’s decisions to consolidate its Midwest, California and Northeast facilities and the expected cost savings and efficiencies associated therewith, anticipated advantages and the timing associated with requalification of parts, anticipated advantages of maintaining fewer, larger plants, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product lines, anticipated advantages the Company expects to realize as a result of its new enterprise resource planning software system, and the expected timing associated therewith, expectations regarding the manufacturing capacity and efficiencies of the Company’s new production equipment, statements about the Company’s acquisition opportunities and strategies, its participation and growth in multiple markets, its business opportunities, the Company’s growth potential and strategies for growth, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales or earnings or sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation risks and uncertainties associated with plant closures and consolidations and expected efficiencies from consolidating manufacturing, risks and uncertainties associated with the requalification of parts, the risk that the Company may not be able to finalize anticipated new customer and vendor contracts, risks associated with the implementation of new production equipment and requalification or recertification of transferred equipment in a timely, cost-efficient manner, risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity, and risks and uncertainties associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates. Accordingly, actual results may differ materially.

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

The Company is an innovative designer and custom converter of foams, plastics, composites and natural fiber materials, providing solutions to customers primarily within the medical, automotive, consumer, electronics, industrial, and aerospace and defense markets. It converts these materials using laminating, molding, and fabricating manufacturing technologies. The Company’s raw materials primarily consist of polyethylene and polyurethane foams, sheet plastics, pulp fiber, cross-linked polyethylene and reticulated polyurethane foams, fabric and foam laminates, and natural fiber materials. The Company converts these materials to provide customers various solutions including medical device components, disposable wound care components, automotive interior trim, athletic padding, abrasive nail files and other beauty aids, air filtration, high-temperature insulation, military uniform and gear components and cushion packaging for various products.

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

Wine Packs®, T-Tubes®, BioShell®, Spot Eraser®, Tri-Covers®, Design Nail®, Mambo®, Pro-Sticks®, FlexShield® and Erasables® are our U.S. registered trademarks. Each trademark, trade name, or service mark of any other company appearing in this Report belongs to its respective holder.

Available Information

The Company’s Internet website address is http://www.ufpt.com. Through its website, the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). These SEC reports can be accessed through the investor relations section of the Company’s website. The information found on the Company’s website is not part of this or any other report filed with or furnished to the SEC.

You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Market Overview

The Company’s applications are numerous and diverse. Examples include medical device components, disposable wound care components, automotive interior trim, athletic padding, abrasive nail files and other beauty aids, air filtration, high-temperature insulation, military uniform and gear components, and cushion packaging for various products. Cross-linked polyethylene foams have many of the same properties as traditional polyethylene foams, including lightweight, durability, resiliency, and flexibility, yet have many advantages, including the ability to be thermoformed (molded), availability in vibrant colors, a fine cell structure providing improved esthetics and lower abrasiveness, and enhanced resistance to chemicals and ultraviolet light. Certain grades of cross-linked foams can be radiation-sterilized and have been approved by the U.S. Food and Drug Administration for open wound skin contact.

Cross-linked foam can be combined with other materials to increase product applications and market applications. For example, cross-linked foams can be laminated to fabrics to produce lightweight, flexible, and durable insoles for athletic and walking shoes, gun holsters, backpacks, and other products for the consumer and industrial markets. The Company believes that, as a result of their many advantages, cross-linked foam and cross-linked foam laminated products are being used in a wide range of markets as substitutes for traditional rubber, leather, and other product material alternatives.

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

The Company specializes in engineered products that use the Company’s close tolerance manufacturing capabilities, its expertise in various foam and plastic materials and its ability to manufacture in clean room environments. The Company’s products are sold primarily to customers in the medical, automotive, consumer, electronics, industrial, and aerospace and defense industries. These products include medical device components, disposable wound care components, automotive interior trim, athletic padding, abrasive nail files and other beauty aids, air filtration, high-temperature insulation, military uniform and gear components, and cushion packaging.

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

The Company believes that its molded fiber products provide customers with packaging solutions that are more responsive to stringent environmental packaging regulations worldwide and meet the demands of environmentally-aware consumers, while simultaneously meeting customer cost and performance objectives.

Refer to Note 17, “Segment Data,” in the accompanying notes to the consolidated financial statements for further information on our products and markets.

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

No one customer’s sales exceeded 10% of total sales for the year ended December 31, 2016. Seasonality is not a major factor in the Company’s sales. See the Company’s consolidated financial statements contained in Part IV, Item 15, of this Report for net sales by market information.

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

Research and Development

The Company’s engineering personnel continuously explore design and manufacturing techniques, as well as new, innovative materials to meet the unique demands and specifications of its customers. Because the Company’s products tend to have relatively short life cycles, research and development is an integral part of the Company’s ongoing cost structure. The Company’s research and development expenses were approximately $1.3 million, $1.3 million, and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Competition

The foam and plastics converting industry is highly competitive. While there are several national companies that convert foam and plastics, the Company’s primary competition is from smaller independent regional manufacturing companies. These companies generally market their products in specific geographic areas from neighboring facilities. In addition, the Company’s foam and fiber packaging products compete against products made from alternative materials, including expanded polystyrene foams, die-cut corrugated, plastic peanuts, plastic bubbles, and foam-in-place urethane. The Company’s custom engineered products face competition primarily from smaller companies that typically concentrate on production of products for specific industries. The Company believes its access to a wide variety of materials, its engineering expertise, its ability to combine foams with other materials such as plastics and laminates, and its ability to manufacture products in a clean room environment, will enable it to continue to compete effectively in the engineered products market.

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

The Company has a total of 17 active patents relating to technologies including foam, packaging, tool control technologies, automotive superforming processes and to certain nail file technologies. The Company also has patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology, or will not be challenged or circumvented by others. The expiration dates for the Company’s patents range from 2020 through 2034.

Backlog

The Company’s backlog, as of February 4, 2017 and February 6, 2016 totaled approximately $43.7 million and $36.5 million, respectively. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may generally be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period as it includes customer blanket purchase orders that are non-binding.

Employees

As of January 28, 2017, the Company had a total of 805 full-time employees (as compared to 722 full-time employees as of January 30, 2016). The Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

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

A limited number of customers typically represent a significant percentage of our revenues in any given year. Our top ten customers represented approximately 27.8%, 25.7% and 24.2% of our total revenues in 2016, 2015 and 2014, respectively. No one customer’s sales exceeded 10% of total sales for the year ended December 31, 2016. The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and results of operations. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer.

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

Further, if our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to costly litigation by our customers. Product liability claims could divert management's attention from our core business, be expensive to defend and result in sizable damage awards against us.

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

We may experience unexpected problems and expenses associated with our consolidation of operations and facilities that could materially harm our business and prospects.

We continually review our operations and facilities in an effort to reduce costs and optimize our footprint. Although, the consolidation of our northeast manufacturing operations is substantially complete, uncertainty is inherent within the consolidation process, and unforeseen circumstances, including the requirement by our customers to requalify parts, costs and expenses could offset the anticipated benefits, disrupt operations, including the timely delivery of products to customers, and impact product quality, which could lead to manufacturing inefficiencies and materially harm our business and prospects. In addition, we may fail to retain key employees who possess specific knowledge or expertise and who we depend upon for the timely and successful transition, we may not be able to attract a sufficient number of skilled workers at the new locations to handle the additional production and other demands, and the relocation may absorb significant management and key employee attention and resources. If any of these risks materialize, our business, results of operations, financial condition and prospects may be adversely affected.

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

Based on information made available to us, we believe that our executive officers, directors and their affiliates collectively owned approximately 13.7% of our outstanding shares of common stock as of March 2, 2017. As a result, those stockholders may, if acting together, control or exert substantial influence over actions requiring stockholders’ approval, including elections of our directors, amendments to our certificate of incorporation, mergers, sales of assets or other business acquisitions or dispositions.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts	57,600	Company Owned	Fabrication, molding, test lab, clean room and engineering
Newburyport, Massachusetts	139,000	Company Owned	Headquarters, fabrication, molding, tooling, test lab, clean room and engineering
Atlanta, Georgia	49,372	4/30/2018	Molding and engineering
Huntsville, Alabama	9,000	6/30/2021	Engineering, design and fabrication
Grand Rapids, Michigan	255,260	Company Owned	Fabrication, molding and engineering
Rancho Dominguez, California	56,000	11/14/2017 (a)	Fabrication, molding and engineering
Denver, Colorado	18,270	Company Owned	Fabrication, molding and engineering
Denver, Colorado	28,383	Company Owned	Fabrication, molding and engineering
Kissimmee, Florida	49,400	Company Owned	Fabrication, molding, test lab and engineering
El Paso, Texas	48,325	1/30/2017 (b)	Warehousing and fabrication
El Paso, Texas	127,730	Company Owned	Warehousing, fabrication and molded fiber operations
Clinton, Iowa	60,000	Company Owned	Molded fiber operations
Clinton, Iowa	62,000	Company Owned	Molded fiber operations

(a)	The Company intends to renew this lease at commercially reasonable terms prior to the Lease Expiration Date.
(b)	This lease terminated January 30, 2017 and will not be renewed as all operations for this facility had previously been relocated to our company-owned facility in El Paso, TX during 2014.

ITEM 3.	LEGAL PROCEEDINGS

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

Market Price

From July 8, 1996, until April 18, 2001, the Company’s common stock was listed on the NASDAQ National Market under the symbol “UFPT.” Since April 19, 2001, the Company’s common stock has been listed on the NASDAQ Capital Market. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2015 to December 31, 2016:

Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$24.83	$19.89
Second Quarter	23.13	19.45
Third Quarter	23.25	17.51
Fourth Quarter	25.50	21.23

Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$24.40	$20.50
Second Quarter	25.49	20.40
Third Quarter	27.35	21.70
Fourth Quarter	27.50	24.50

Number of Stockholders

As of March 2, 2017, there were 71 holders of record of the Company’s common stock.

Due to the fact that many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2015 or 2016. The Company presently intends to retain all of its earnings to provide funds for the operation of its business and strategic acquisitions, although it would consider paying cash dividends in the future. Any decision to pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, strategic plans, capital requirements, financial condition, provisions of the Company’s borrowing arrangements, applicable law and other factors the Company’s board of directors considers relevant.

Issuer Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. There was no share repurchase activity for the year ended December 31, 2016.  During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587,000. At December 31, 2016, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report. The selected statements of income data for the fiscal years ended December 31, 2016, 2015 and 2014, and the selected balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements, which are included elsewhere in this Report. The selected statements of income data for the years ended December 31, 2013 and 2012, and the balance sheet data at December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements not included in this Report.

Selected Consolidated Financial Data:

	Years Ended December 31
	(in thousands, except per share data)
Consolidated statement of income data	2016	2015	2014	2013	2012
Net sales	$146,132	$138,850	$139,307	$139,223	$130,962
Gross profit	$34,650	$37,454	$36,880	$41,014	$38,319
Operating income	$12,237	$11,714	$11,561	$17,398	$16,666
Net income	$7,970	$7,593	$7,559	$11,276	$10,895
Diluted earnings per share	$1.10	$1.05	$1.05	$1.59	$1.55
Weighted average number of diluted shares outstanding	7,275	7,206	7,175	7,105	7,028

	As of December 31
	(in thousands)
Consolidated balance sheet data	2016	2015	2014	2013	2012
Working capital	$60,291	$52,620	$55,658	$56,398	$51,263
Total assets	$127,934	$119,635	$112,548	$104,908	$98,617
Short-term debt obligations	$856	$1,011	$993	$976	$1,550
Long-term debt, excluding current portion	$-	$859	$1,873	$2,867	$8,314
Total liabilities	$14,881	$16,063	$17,556	$19,318	$25,357
Stockholders' equity	$113,053	$103,572	$94,992	$85,590	$73,260

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics, composites and natural fiber materials, providing solutions to customers primarily within the medical, automotive, consumer, electronics, industrial and aerospace and defense markets. The Company consists of a single operating and reportable segment.

The Company grew sales by 5.2% for its fiscal year ended December 31, 2016, largely due to sales increases to the medical and consumer markets. However, gross margins continued to be impacted by manufacturing inefficiencies related to the Company’s plant consolidations and need to requalify parts with many if its medical customers. The Company anticipates that these inefficiencies will diminish during 2017. Also, the Company recently secured contracts on both the vendor and customer fronts that should strengthen its position to grow.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s Consolidated Statements of Income:

	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.3%	73.0%	73.5%
Gross profit	23.7%	27.0%	26.5%
Selling, general, and administrative expenses	16.5%	17.3%	17.1%
Restructuring costs	0.3%	1.3%	1.1%
Material overcharge settlement	-1.4%	0.0%	0.0%
(Gain) loss on sale of property, plant and equipment	0.0%	0.0%	0.0%
Operating income	8.3%	8.4%	8.3%
Total other (income) expenses, net	-0.1%	-0.1%	-0.1%
Income before taxes	8.4%	8.5%	8.4%
Income tax expense	2.9%	3.0%	3.0%
Net income from consolidated operations	5.5%	5.5%	5.4%

2016 Compared to 2015

Sales

Net sales increased 5.2% to $146.1 million for the year ended December 31, 2016, from net sales of $138.9 million in 2015, primarily due to increases in sales to customers in the medical and consumer markets of approximately 12.6% and 24.0%, respectively, partially offset by decreases in sales to customers in the aerospace and defense and electronics markets of approximately 20.2% and 12.4%, respectively. The increase in sales to customers in the medical market was largely due to a new five-year contract with one of the Company’s larger customers in this market as well as an overall increase in demand from other medical customers. The increase in sales to customers in the consumer market was largely due to increased demand for molded fiber protective packaging for consumer products. The reduction in sales to customers in the aerospace and defense market was largely due to continued cuts in government spending. The decrease in sales to customers in the electronics market in 2016 was primarily due to a temporary spike in demand for packaging at one of our larger customers in 2015. The Company recently secured contracts on both the vendor and customer fronts that should strengthen its position to grow.

Gross Profit

Gross profit as a percentage of sales (“Gross Margin”) decreased to 23.7% for the year ended December 31, 2016, from 27.0% in 2015. As a percentage of sales, material and direct labor costs collectively increased approximately 2.6%, while overhead increased approximately 0.4%. The increase in material and direct labor costs was primarily due to manufacturing inefficiencies of approximately $3.6 million resulting from recent plant consolidations and the resulting need to requalify parts with many of the Company’s customers in the medical market. The Company anticipates that these manufacturing inefficiencies will diminish during 2017.

Selling, General and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) increased 0.4% to $24.1 million for the year ended December 31, 2016, from $24.0 million in 2015. The slight increase in SG&A for the year ended December 31, 2016, is primarily due to increased recruiting and other professional fees of approximately $500,000 partially offset by decreased compensation and benefit expenses of approximately $350,000.

Restructuring Costs

On March 18, 2015, the Company committed to move forward with a plan to cease operations at its Raritan, New Jersey, plant and consolidate operations into its Newburyport, Massachusetts, facility and other UFP facilities. The Company’s decision was in response to a continued decline in business at the Raritan facility and the recent purchase of the facility in Newburyport. The activities related to this consolidation are complete.

The Company also relocated all operations in its Haverhill, Massachusetts, and Byfield, Massachusetts facilities and is in the process of relocating certain operations in its Georgetown, Massachusetts facility to Newburyport. The Haverhill and Byfield relocations were complete at December 31, 2015 and the Georgetown relocation is substantially complete.

The Company has incurred approximately $2.1 million in one-time expenses in connection with the Massachusetts consolidations. Included in this amount are approximately $180,000 relating to employee severance payments and relocation costs, approximately $1.5 million in moving expenses and expenses associated with vacating the Raritan, Haverhill and Byfield properties, and approximately $360,000 in lease termination costs. Total cash charges were approximately $2.0 million. The Company expects annual cost savings of approximately $1.0 million as a result of these consolidations.

On July 16, 2014, the Company committed to move forward with a plan to cease operations at its Costa Mesa, California, plant and consolidate operations into its Rancho Dominguez, California, facility and other UFP facilities. The Company’s decision was in response to the December 31, 2014, expiration of the lease on the Costa Mesa facility as well as the close proximity of the two properties. The California consolidation was complete at December 31, 2015.

The Company recorded the following restructuring costs associated with the consolidations discussed above for the fiscal years ended December 31, 2016 and 2015 (in thousands):

	2016		2015
Restructuring Costs	Massachusetts	Total	Massachusetts	California	Total

Employee severance	$-	$-	$178	$18	$196
Relocation	420	420	1,138	66	1,204
Lease termination	-	-	356	-	356

Total restructuring costs	$420	$420	$1,672	$84	$1,756

The 2016 costs were reclassified in the Consolidated Statement of Income as “Restructuring Costs” from Cost of Sales. The 2015 costs were reclassified in the Consolidated Statement of Income as “Restructuring Costs” as follows: $1,669,000 from Cost of Sales, $36,000 from Selling, General and Administrative expenses and $51,000 from Gain on sales of property, plant and equipment.

Material Overcharge Settlement

The Company was a participant in a class action lawsuit against a number of polyurethane foam suppliers (“Defendants”) that recently reached settlement. The suit was filed to recover damages and obtain injunctive relief for Defendants’ alleged violations of the federal antitrust laws with respect to the fixing of prices of polyurethane foam sold from January 1, 1999 through August 2010. The Company recorded a gain of approximately $2.1 million during the year ended December 31, 2016, which represents the full settlement amount received. The settlement amount is recorded as “Material overcharge settlement” in the operating income section of the Consolidated Statements of Income.

Interest Income and Expense

The Company had net interest income of approximately $80,000 for the year ended December 31, 2016, compared to net interest income of approximately $27,000 for the year ended December 31, 2015. The increase in net interest income is due primarily to an increase in interest earned on money market accounts and certificates of deposit and decreasing interest costs on the Company’s term loans.

Income Taxes

The Company recorded income tax expense as a percentage of income before income tax expense, of 35.3% for each of the years ended December 31, 2016 and 2015. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at December 31, 2016. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

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

Selling, General and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) increased 0.7% to $24.0 million for the year ended December 31, 2015 from $23.8 million in 2014. The slight increase in SG&A for the year ended December 31, 2015, is primarily due to higher technology-related costs of approximately $300,000 and higher travel costs of approximately $100,000, primarily due to the Company’s enterprise resource planning software system implementation, partially offset by decreased employee health care costs of approximately $250,000 due largely to a higher than typical frequency of large claims in 2014.

Restructuring Costs

On March 18, 2015, the Company committed to move forward with a plan to cease operations at its Raritan, New Jersey, plant and consolidate operations into its Newburyport, Massachusetts, facility and other UFP facilities. The Company’s decision was in response to a continued decline in business at the Raritan facility and the recent purchase of the facility in Newburyport. The activities related to this consolidation are complete.

The Company also relocated all operations in its Haverhill, Massachusetts, and Byfield, Massachusetts facilities and is in the process of relocating certain operations in its Georgetown, Massachusetts facility to Newburyport. The Haverhill and Byfield relocations were complete at December 31, 2015 and the Georgetown relocation is substantially complete.

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

The Company recorded the following restructuring costs associated with the consolidations discussed above for the fiscal years ended December 31, 2015 and 2014 (in thousands):

	2015			2014
Restructuring Costs	Massachusetts	California	Total	Michigan	California	Total

Employee severance	$178	$18	$196	$237	$10	$247
Relocation	1,138	66	1,204	356	501	857
Lease termination	356	-	356	-	-	-
Workforce training	-	-	-	373	-	373
Plant infrastructure	-	-	-	79	-	79

Total restructuring costs	$1,672	$84	$1,756	$1,045	$511	$1,556

The 2015 costs were reclassified in the Consolidated Statement of Income as “Restructuring Costs” as follows: $1,669,000 from Cost of Sales, $36,000 from Selling, General and Administrative expenses and $51,000 from Gain on sales of property, plant and equipment. The 2014 costs were reclassified in the Consolidated Statement of Income as “Restructuring Costs” as follows: $1,385,000 from Cost of Sales, $82,000 from Selling, General and Administrative expenses and $89,000 from Gain on sales of property, plant and equipment.

Interest Income and Expense

The Company had net interest income of approximately $27,000 for the year ended December 31, 2015, compared to net interest expense of approximately $108,000 for the year ended December 31, 2014. The increase in net interest income was due primarily to an increase in interest earned on money market accounts and certificates of deposit along with a nonrecurring interest charge in 2014 to adjust a contingent note payable to fair value.

Income Taxes

The Company recorded income tax expense as a percentage of income before income tax expense, of 35.3% and 35.8% for the years ended December 31, 2015 and 2014, respectively. The decrease in the effective tax rate for the year ended December 31, 2015 was primarily attributable to a higher anticipated Domestic Production Deduction on the Company’s 2015 federal tax return. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at December 31, 2016. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the year ended December 31, 2016 was approximately $9.4 million and was primarily a result of net income generated of approximately $8.0 million, depreciation and amortization of approximately $5.6 million, share-based compensation of approximately $1.0 million, an increase in deferred taxes of approximately $0.6 million, an increase in other liabilities of $0.2 million and a decrease in refundable income taxes of approximately $0.2 million. These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $3.8 million due to an increase in sales during the fourth quarter of 2016 over the same period for 2015 of approximately $2.6 million and an increase in payment terms to a large customer, an increase in prepaid expenses of approximately $1.4 million due primarily to prepayments on equipment purchases and a decrease in accounts payable and accrued expenses of approximately $1.0 million due to the timing of vendor payments in the ordinary course of business.

Net cash used in investing activities during the year ended December 31, 2016 was approximately $7.3 million of which approximately $2.6 million was the result of renovations to our corporate headquarters and manufacturing facility in Newburyport, Massachusetts, and approximately $4.7 million was the result of other additions of technology, manufacturing machinery, and equipment across the Company.

Net cash used in financing activities was approximately $0.6 million for the year ended December 31, 2016, representing cash used to service term debt of approximately $1.0 million and to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $0.2 million, partially offset by excess tax benefits on share-based compensation of approximately $0.1 million, and net proceeds received upon stock option exercises of approximately $0.5 million.

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

As of December 31, 2016, the Company had no borrowings outstanding under the credit facility. Included in the credit facility were approximately $0.4 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies. As of December 31, 2016, the Company was in compliance with all covenants under the credit facility.

In 2012, the Company financed the purchase of two molded fiber machines through five-year term loans that mature in September 2017. The annual interest rate is fixed at 1.83% and the loans are secured by the related molded fiber machines. As of December 31, 2016, the outstanding balance of the term loan facility was approximately $856,000.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its revolving credit facility. The Company generated cash of approximately $9.4 million in operations during the year ended December 31, 2016; however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance.

Throughout fiscal 2017, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants. The Company plans to further expand its Newburyport, Massachusetts manufacturing plant. The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business. The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financings and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first out flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. There were no share repurchases during the year ended December 31, 2016. During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587,000. At December 31, 2016, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

Commitments and Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2016 (in thousands):

		Payment Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Equipment Loans	$856	$856	$-	$-	$-
Operating Leases	891	675	140	76	-
Debt interest	7	7	-	-	-
Supplemental Retirement	75	25	50	-	-
Total	$1,829	$1,563	$190	$76	$-

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above. The Company’s principal sources of funds are its operations and its revolving credit facility. Although the Company generated cash from operations in the year ended December 31, 2016, it cannot guarantee that its operations will generate cash in future periods. Subject to the Risk Factors set forth in Part I, Item 1A of this Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that cash flow from operations will provide us with sufficient funds in order to fund our expected operations over the next twelve months.

The Company does not believe inflation has had a material impact on its results of operations in the last three years.

Off-Balance-Sheet Arrangements

In addition to operating leases, the Company’s off-balance-sheet arrangements include standby letters of credit which are included in the Company’s revolving credit facility. As of December 31, 2016, there was approximately $0.4 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies.

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

Goodwill

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company consists of a single reporting unit. We last performed “step 1” of the goodwill impairment test as of September 30, 2014. We utilized the guideline public company (“GPC”) method under the market approach and the discounted cash flows method (“DCF”) under the income approach to determine the fair value of the reporting unit for purposes of testing the reporting unit’s carrying value of goodwill for impairment. The GPC method derives a value by generating a multiple of EBITDA through the comparison of the Company to similar publicly traded companies. The DCF approach derives a value based on the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one that a prudent investor would require before making an investment in our equity securities. The key assumptions used in our approach included:

•	The reporting unit’s estimated financials and five-year projections of financial results, which were based on our strategic plans and long-range forecasts. Sales growth rates represent estimates based on current and forecasted sales mix and market conditions. The profit margins were projected based on historical margins, projected sales mix, current expense structure and anticipated expense modifications.
•	The projected terminal value which reflects the total present value of projected cash flows beyond the last period in the DCF. This value reflects a growth rate for the reporting unit, which is approximately the same growth rate of expected inflation into perpetuity.

•	The discount rate determined using a Weighted Average Cost of Capital method (“WACC”), which considered market and industry data as well as Company-specific risk factors.
•	Selection of guideline public companies which are similar to each other and to the Company.

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

The Company’s annual impairment testing date is December 31. The Company performed a qualitative assessment (“step 0”) as of December 31, 2016, and determined that it was more likely than not that the fair value of its reporting unit exceeded its carrying amount. As a result, the Company is not required to proceed to a “step 1” impairment assessment. Factors considered included the 2014 step 1 analysis and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market cap, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability.

Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2016.

Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2016.

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

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2016, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. Interest under the Company’s credit facility with Bank of America, N.A. is based upon either the Prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes. However, as of December 31, 2016, the Company had no borrowings outstanding under the revolving credit facility, and the Company believes the market risk associated with the facility is minimal.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2016, has been audited by Grant Thornton LLP, an independent registered public accounting firm, who also audited the Company’s consolidated financial statements. Grant Thornton’s attestation report on the Company’s internal control over financial reporting is included herein.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements	Page
	Index to Consolidated Financial Statements and Financial Statement Schedule	F-2
	Reports of Independent Registered Public Accounting Firm	F-3
	Consolidated Balance Sheets as of December 31, 2016 and 2015	F-5
	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014	F-6
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	F-8
	Notes to Consolidated Financial Statements	F-9

(a) (2)	Financial Statement Schedule
	Schedule II – Valuation and Qualifying Accounts	F-26

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a) (3)	Exhibits

See the Exhibit Index for a listing of exhibits, which are filed herewith or incorporated herein by reference to the location indicated

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date:	March 10, 2017	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 10, 2017
R. Jeffrey Bailly	President, and Director
/s/ Ronald J. Lataille	Chief Financial Officer, Senior Vice President,
Ronald J. Lataille	Principal Financial and Accounting Officer	March 10, 2017
/s/ Daniel C. Croteau	Director	March 10, 2017
Daniel C. Croteau

/s/ Marc Kozin	Director	March 10, 2017
Marc Kozin
/s/ Thomas Oberdorf	Director	March 10, 2017
Thomas Oberdorf
/s/ Robert W. Pierce, Jr.	Director	March 10, 2017
Robert W. Pierce, Jr.
/s/ Lucia Luce Quinn	Director	March 10, 2017
Lucia Luce Quinn

/s/ David K. Stevenson	Director	March 10, 2017
David K. Stevenson

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2016 and 2015

And for the Years Ended December 31, 2016, 2015 and 2014

With Reports of Independent Registered Public Accounting Firm

F-1

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UFP Technologies, Inc.

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UFP Technologies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

UFP Technologies, Inc.

We have audited the internal control over financial reporting of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated March 10, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 10, 2017

UFP TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$31,359	$29,804
Receivables, net	21,249	17,481
Inventories	14,151	14,202
Prepaid expenses	2,281	930
Refundable income taxes	807	871
Total current assets	69,847	63,288
Property, plant and equipment	96,806	90,564
Less accumulated depreciation and amortization	(48,290)	(44,009)
Net property, plant and equipment	48,516	46,555
Goodwill	7,322	7,322
Intangible assets, net	318	636
Other assets	1,931	1,834
Total assets	$127,934	$119,635

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,002	$4,598
Accrued expenses	4,698	5,059
Current installments of long-term debt	856	1,011
Total current liabilities	9,556	10,668
Long-term debt, excluding current installments	-	859
Deferred income taxes	3,459	2,883
Non-qualified deferred compensation plan	1,682	1,482
Other liabilities	184	171
Total liabilities	14,881	16,063
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,242,023 and 7,212,464 shares issued and outstanding, respectively at December 31, 2016; 7,170,377 and 7,140,818 shares issued and outstanding, respectively at December 31, 2015	72	72
Additional paid-in capital	25,216	23,705
Retained earnings	88,352	80,382
Treasury stock at cost, 29,559 shares at December 31, 2016 and December 31, 2015	(587)	(587)
Total stockholders' equity	113,053	103,572
Total liabilities and stockholders' equity	$127,934	$119,635

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014

Net sales	$146,132	$138,850	$139,307
Cost of sales	111,482	101,396	102,427
Gross profit	34,650	37,454	36,880
Selling, general, and administrative expenses	24,105	24,008	23,847
Restructuring costs	420	1,756	1,556
Material overcharge settlement	(2,114)	-	-
(Gain) loss on sales of property, plant and equipment	2	(24)	(84)
Operating income	12,237	11,714	11,561
Other (income) expenses:
Interest income	(149)	(114)	(46)
Interest expense	69	87	154
Other, net	-	-	(312)
Total other (income) expense	(80)	(27)	(204)
Income before income tax provision	12,317	11,741	11,765
Income tax expense	4,347	4,148	4,206
Net income from consolidated operations	$7,970	$7,593	$7,559
Net income per share:
Basic	$1.11	$1.07	$1.08
Diluted	$1.10	$1.05	$1.05
Weighted average common shares:
Basic	7,190	7,102	7,028
Diluted	7,275	7,206	7,175

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016, 2015 and 2014

(In thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2013	6,901	$69	$20,291	$65,230	-	$-	$85,590

Share-based compensation	20	1	1,118	-	-	-	1,119
Exercise of stock options net of shares presented for exercise	148	1	335	-	-	-	336
Net share settlement of restricted stock units and stock option tax w/h	-	-	(831)	-	-	-	(831)
Excess tax benefits on share-based compensation	-	-	1,219	-	-	-	1,219
Net income	-	-	-	7,559	-	-	7,559

Balance at December 31, 2014	7,069	$71	$22,132	$72,789	-	-	$94,992

Share-based compensation	24	-	1,069	-	-	-	1,069
Exercise of stock options net of shares presented for exercise	77	1	357	-	-	-	358
Net share settlement of restricted stock units and stock option tax w/h	-	-	(209)	-	-	-	(209)
Excess tax benefits on share-based compensation	-	-	356	-	-	-	356
Repurchase of common stock	(30)	-	-	-	30	(587)	(587)
Net income	-	-	-	7,593	-	-	7,593
Balance at December 31, 2015	7,140	$72	$23,705	$80,382	30	$(587)	$103,572

Share-based compensation	33	-	1,056	-	-	-	1,056
Exercise of stock options net of shares presented for exercise	48	-	529	-	-	-	529
Net share settlement of restricted stock units and stock option tax w/h	(9)	-	(219)	-	-	-	(219)
Excess tax benefits on share-based compensation	-	-	145	-	-	-	145
Net income	-	-	-	7,970	-	-	7,970

Balance at December 31, 2016	7,212	$72	$25,216	$88,352	30	$(587)	$113,053

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statement of Cash Flows

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income from consolidated operations	$7,970	$7,593	$7,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,634	4,846	4,376
Loss on sales of property, plant and equipment	2	27	5
Share-based compensation	1,056	1,069	1,119
Deferred income taxes	576	437	1,232
Excess tax benefits on share-based compensation	(145)	(356)	(1,219)
Changes in operating assets and liabilities:
Receivables, net	(3,768)	(1,011)	562
Inventories	51	(1,309)	(1,845)
Prepaid expenses	(1,351)	(266)	26
Refundable income taxes	209	2,677	(436)
Accounts payable	(596)	(800)	2,317
Accrued expenses	(361)	(163)	(2,243)
Other liabilities	213	29	(181)
Other assets	(97)	325	(146)
Net cash provided by operating activities	9,393	13,098	11,126

Cash flows from investing activities:
Additions to property, plant and equipment	(7,293)	(16,321)	(13,436)
Proceeds from sale of property, plant and equipment	14	53	112
Net cash used in investing activities	(7,279)	(16,268)	(13,324)

Cash flows from financing activities:
Excess tax benefits on share-based compensation	145	356	1,219
Proceeds from the exercise of stock options, net of attestations	529	358	336
Principal repayment of long-term debt	(1,014)	(996)	(977)
Payment of statutory withholding for stock options exercised and restricted stock units vested	(219)	(209)	(831)
Repurchases of common stock	-	(587)	-
Payment of contingent note payable	-	-	(800)
Net cash used in financing activities	(559)	(1,078)	(1,053)

Net change in cash and cash equivalents	1,555	(4,248)	(3,251)
Cash and cash equivalents at beginning of year	29,804	34,052	37,303
Cash and cash equivalents at end of year	$31,359	$29,804	$34,052

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

The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc., its wholly-owned subsidiaries, Moulded Fibre Technology, Inc., Simco Industries, Inc. and Stephenson & Lawyer, Inc. and its wholly-owned subsidiary, Patterson Properties Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has evaluated all subsequent events through the date of this filing.

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

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2016 and 2015, cash equivalents primarily consisted of money market accounts and certificates of deposit that are readily convertible into cash.

The Company maintains its cash in bank deposit accounts, money market funds, and certificates of deposit that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts, and does not believe it is exposed to any significant custodial credit risk on cash. The Company’s main operating account with Bank of America exceeds federal depository insurance limit by approximately $17.6 million.

(f)	Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectable. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2016.

(g)	Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2016.

(h)	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, if shorter.

Estimated useful lives of property, plant, and equipment are as follows:

Leasehold improvements	Shorter of estimated useful life or remaining lease term
Buildings and improvements (in years)	20	-	40
Machinery & Equipment (in years)	7	-	15
Furniture, fixtures, computers & software (in years)	3	-	7

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

Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company consists of a single reporting unit. We last performed “step 1” of the goodwill impairment test as of September 30, 2014. We utilized the guideline public company (“GPC”) method under the market approach and the discounted cash flows method (“DCF”) under the income approach to determine the fair value of the reporting unit for purposes of testing the reporting unit’s carrying value of goodwill for impairment. The GPC method derives a value by generating a multiple of EBITDA through the comparison of the Company to similar publicly traded companies. The DCF approach derives a value based on the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one that a prudent investor would require before making an investment in our equity securities. The key assumptions used in our approach included:

•	The reporting unit’s estimated financials and five-year projections of financial results, which were based on our strategic plans and long-range forecasts. Sales growth rates represent estimates based on current and forecasted sales mix and market conditions. The profit margins were projected based on historical margins, projected sales mix, current expense structure and anticipated expense modifications.

•	The projected terminal value which reflects the total present value of projected cash flows beyond the last period in the DCF. This value reflects a growth rate for the reporting unit, which is approximately the same growth rate of expected inflation into perpetuity.
•	The discount rate determined using a Weighted Average Cost of Capital method (“WACC”), which considered market and industry data as well as Company-specific risk factors.
•	Selection of guideline public companies which are similar to each other and to the Company.

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

The Company’s annual impairment testing date is December 31. The Company performed a qualitative assessment (“step 0”) as of December 31, 2016, and determined that it was more likely than not that the fair value of its reporting unit exceeded its carrying amount. As a result, the Company is not required to proceed to a “step 1” impairment assessment. Factors considered included the 2014 step 1 analysis and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market cap, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability.

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

The Company issues share-based awards through several plans that are described in detail in Note 11. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Share-based compensation expense	$1,056	$1,069	$1,119

The compensation expense for stock options granted during the three-year period ended December 31, 2016, was determined as the fair value of the options using the Black Scholes valuation model. The assumptions are noted as follows:

	Year Ended December 31,
	2016	2015			2014
Expected volatility	29.7%	31.5%	-	32.3%	32.8%	-	37.9%
Expected dividends	None		None			None
Risk-free interest rate	0.9%	1.0%	-	1.2%	0.7%	-	0.9%
Exercise price	$22.02	$19.97	-	$22.36	$22.55	-	$25.48
Expected term (in years)	5.0		5.0		3.8	to	5.0
Weighted-average grant-date fair value	$6.11		$6.04			$7.24

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term, and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The expected term is estimated based on historical option exercise activity.

The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $318,000, $312,000 and $320,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

(m)	Deferred Rent

The Company accounts for escalating rental payments on a straight-line basis over the term of the lease.

(n)	Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales. Amounts charged to customers pertaining to these costs are included in net sales.

(o)	Research and Development

On a routine basis, the Company incurs costs related to research and development activity. These costs are expensed as incurred. Approximately $1.3 million, $1.3 million, and $1.4 million were expensed in the years ended December 31, 2016, 2015 and 2014, respectively.

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

(r)     Treasury Stock

The Company accounts for treasury stock under the cost method, using the first-in, first out flow assumption, and we include treasury stock as a component of stockholders’ equity. The Company did not repurchase any shares of common stock during the year ended December 31, 2016. During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587,000.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard will replace most existing revenue recognition guidance when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective transition methods. In August 2015, the FASB issued an update to defer the effective date of this update by one year. The updated standard becomes effective for the Company in the first quarter of 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company expects to adopt the standard in the first quarter of 2018 using the modified retrospective transition method. The Company is continuing to evaluate its revenue sources for potential impact. Based on the work completed to date, the Company expects that for a significant majority of our business, the recognition of revenue under the updated standard will occur at a point in time, which is consistent with current practice.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The guidance in this ASU supersedes the leasing guidance in Topic 840, Leases. Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is evaluating the impact of adopting this ASU on its consolidated financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards, forfeitures and classification on the statement of cash flows. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will adopt the new standard in the first quarter of 2017. Although the impact of adopting this update to the Company’s Consolidated Financial Statements is not expected to have a material effect, the impact will depend on market factors and the timing and intrinsic value of future share-based compensation award vests and exercises. The Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. Subsequent to adoption, the Company notes the potential for volatility in its effective tax rate as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into results of operations.

Revisions

Certain revisions have been made to the 2015 Consolidated Balance Sheet and 2015 Consolidated Statement of Cash Flows to conform to the current year presentation relating to presentation of a reserve for uncertain tax positions. The impact on the 2015 Consolidated Balance Sheet was a decrease in the amount of $315,000 to both refundable income taxes and accrued expenses. The impact on the 2015 Consolidated Statement of Cash Flows (cash provided by operating activities) was an increase to the change in refundable income taxes of $315,000 and a decrease to the change in accrued expenses of $315,000. These revisions had no impact on previously reported net income and are deemed immaterial to the previously issued financial statements.

Certain revisions have been made to the 2015 Consolidated Balance Sheet, 2015 Consolidated Statement of Operations and 2015 Consolidated Statement of Stockholders’ Equity to conform to the current year presentation relating to the presentation of common shares outstanding. The impact to the Consolidated Balance Sheet was a decrease of 29,559 in the number of common shares outstanding. The impact to the Statements of Operations was a decrease of approximately 13,000 shares in basic and diluted weighted average common shares outstanding. The impact to the Consolidated Statement of Stockholders’ Equity was a decrease of approximately 30,000 in common shares outstanding (repurchase of common stock line). These revisions had no impact on previously reported net income, earnings per share or cash flows and are deemed immaterial to the previously issued financial statements.

(2)	Supplemental Cash Flow Information

Cash paid for interest and income taxes is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Interest	$66	$86	$103
Income taxes, net of refunds	$3,562	$1,459	$3,259

During the years ended December 31, 2016, 2015 and 2014, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling approximately $166,000, $36,000 and $372,000, respectively.

(3)	Receivables

Receivables consist of the following (in thousands):

	December 31,
	2016	2015
Accounts receivable–trade	$21,816	$17,980
Less allowance for doubtful receivables	(567)	(499)
Receivables, net	$21,249	$17,481

Receivables are written off against these reserves in the period they are determined to be uncollectible, and payments subsequently received on previously written-off receivables are recorded as a reversal of the bad debt provision. The Company performs credit evaluations on its customers and obtains credit insurance on a large percentage of its accounts, but does not generally require collateral. The Company recorded a provision for doubtful accounts of approximately $126,000 and $16,000 for the years ended December 31, 2016 and 2015, respectively.

(4)	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$7,111	$7,506
Work in process	1,354	1,192
Finished goods	5,686	5,504
Total Inventory	$14,151	$14,202

(5)	Other Intangible Assets

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2016 and 2015 are as follows (in thousands):

	Patents	Non- Compete	Customer List	Total
Estimated useful life (in years)	14	5	5
Gross amount at December 31, 2016	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2016	(429)	(449)	(1,791)	(2,669)
Net balance at December 31, 2016	$-	$63	$255	$318

Gross amount at December 31, 2015	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2015	(429)	(387)	(1,535)	(2,351)
Net balance at December 31, 2015	$-	$125	$511	$636

Amortization expense related to intangible assets was approximately $318,000, $318,000, and $393,000, for the years ended December 31, 2016, 2015 and 2014, respectively. Future amortization for the years ending December 31 will be approximately (in thousands):

2017	318
Total	$318

(6)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Land and improvements	$3,191	$3,191
Buildings and improvements	28,241	25,399
Leasehold improvements	2,759	2,839
Machinery & Equipment	54,633	51,016
Furniture, fixtures, computers & software	6,419	6,498
Construction in progress–equipment	1,563	1,621
	$96,806	$90,564

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014, were approximately $5.3 million, $4.5 million and $4.0 million, respectively.

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

As of December 31, 2016, the Company had no borrowings outstanding under the credit facility. Included in the credit facility were approximately $0.4 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies. As of December 31, 2016, the Company was in compliance with all covenants under the credit facility.

On October 11, 2012, the Company entered into a loan agreement to finance the purchase of two new molded fiber machines. The annual interest rate is fixed at 1.83%. As of December 31, 2016, approximately $5.0 million had been advanced on the loan and the outstanding balance was approximately $856,000. The loan will be repaid over a five-year term. The loan is secured by the related molded fiber machines.

Long-term debt consists of the following (in thousands):

	December 31,
	2016	2015
Equipment loans	$856	$1,870
Total long-term debt	856	1,870
Current installments	(856)	(1,011)
Long-term debt, excluding current installments	$-	$859

Aggregate maturities of long-term debt are as follows (in thousands):

Year ending December 31:
2017	$856
$856

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2016	2015
Compensation	$2,144	$2,107
Benefits / self-insurance reserve	180	250
Paid time off	990	965
Commissions payable	260	319
Other	1,124	1,418
	$4,698	$5,059

(9)	Income Taxes

The Company’s income tax provision for the years ended December 31, 2016, 2015 and 2014 consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current
Federal	$3,120	$3,131	$2,638
State	651	580	336
	3,771	3,711	2,974
Deferred
Federal	546	508	1,262
State	30	(71)	(30)
	576	437	1,232

Total income tax provision	$4,347	$4,148	$4,206

At December 31, 2016, the Company had net operating loss carryforwards for federal income tax purposes of approximately $119,000, which are available to offset future taxable income and expire during the federal tax year ending December 31, 2019.

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Reserves	$531	$532
Inventory capitalization	427	407
Compensation programs	578	501
Retirement liability	19	27
Equity-based compensation	257	290
Net operating loss carryforwards	40	141
Deferred rent	7	10
Intangible assets	340	264
Total deferred tax assets	2,199	2,172
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(4,767)	(4,186)
Goodwill	(891)	(869)
Total deferred tax liabilities	(5,658)	(5,055)
Net long-term deferred tax liabilities	$(3,459)	$(2,883)

The amounts recorded as deferred tax assets as of December 31, 2016, and 2015, represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company has total deferred tax assets of $2.2 million at December 31, 2016, that it believes are more likely than not to be realized in the carryforward period. Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34.0% to income before income tax expense as follows:

	Years Ended December 31,
	2016	2015	2014
Computed “expected” tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	3.7	2.3	1.1
Meals and entertainment	0.2	0.3	0.3
R&D credits	(0.6)	(0.8)	(0.7)
Domestic production deduction	(2.5)	(2.5)	(1.4)
Non-deductible ISO stock option expense	0.3	0.4	0.4
Unrecognized tax benefits	(0.1)	-	1.3
Other	0.3	1.6	0.8
Effective tax rate	35.3%	35.3%	35.8%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by any state for income taxes with the exception of returns filed in Michigan which have been audited through 2004, income tax returns filed in Massachusetts which have been audited through 2007, income tax returns filed in Florida which have been audited through 2009 and income tax returns in Colorado which have been audited through 2013. An audit for income tax returns filed in New Jersey for the years 2009 through 2012 is currently in progress. An audit for the Company’s federal tax return for 2014 is currently in progress. Federal and state tax returns for the years 2013 through 2016 remain open to examination by the IRS and various state jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) resulting from uncertain tax positions is as follows (in thousands):

	December 31,
	2016	2015
Gross UTB balance at beginning of fiscal year	$162	$230
Reductions for tax positions of prior years	(12)	(68)
Gross UTB balance at end of fiscal year	$150	$162

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2016 and 2015, is $150,000 and $162,000, respectively.

In addition, the total amount of accrued interest and penalties on uncertain tax positions at December 31, 2016 and 2015 is $153,000 and $153,000, respectively.

At December 31, 2016, all of the unrecognized tax benefits relate to tax returns of a specific state jurisdiction that are currently under examination. Accordingly, the Company expects a reduction of this amount in 2017, as the examination is expected to close within the next 12-months.

(10)	Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute both basic and diluted income per share consisted of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Basic weighted average common shares outstanding during the year	7,190	7,102	7,028
Weighted average common equivalent shares due to stock options and restricted stock units	85	104	147
Diluted weighted average common shares outstanding during the year	7,275	7,206	7,175

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the years ended December 31, 2016, 2015 and 2014, the number of stock awards excluded from the computation was 52,377, 72,495 and 53,651, respectively.

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

Through December 31, 2016, 1,197,034 shares of common stock have been issued under the 2003 Incentive Plan, none of which have been restricted. An additional 46,065 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies. The Company has also granted awards in the form of stock options under this Plan. Through December 31, 2016, 170,000 options have been granted and 83,125 options are outstanding. At December 31, 2016, 936,182 shares or options are available for future issuance in the 2003 Incentive Plan.

Director Plan

Effective July 15, 1998, the Company adopted the 1998 Director Plan, which was amended and renamed, on June 3, 2009, the 2009 Non-Employee Director Stock Incentive Plan (the “Director Plan”). The Director Plan was amended on March 7, 2013, to (i) prohibit the repricing of stock options or other equity awards without the consent of the Company’s shareholders, and (ii) prohibit the Company from buying out underwater stock options. The Director Plan, as amended, provides for the issuance of stock options and other equity-based securities of up to 975,000 shares to non-employee members of the Company’s board of directors. Through December 31, 2016, 325,810 options have been granted and 149,453 options are outstanding. For the year ended December 31, 2016, 4,764 shares of common stock were issued and 131,554 shares remained available to be issued under the Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding December 31, 2015	270,205	$15.40
Granted	17,184	22.02
Exercised	(54,811)	24.57
Outstanding December 31, 2016	232,578	$16.53	3.66	$2,074
Exercisable at December 31, 2016	210,078	$16.02	3.86	$1,981
Vested and expected to vest at December 31, 2016	232,578	$16.53	3.66	$2,074

During the years ended December 31, 2016, 2015 and 2014, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $0.7 million, $1.3 million, and $3.4 million, respectively, and the total amount of consideration received from the exercise of these options was approximately $695,000, $394,000, and $709,000, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the year ended December 31, 2016, 6,514 shares (6,514 for options and zero for taxes) were surrendered at an average market price of $25.50. During the year ended December 31, 2015, 1,632 shares (1,632 for options and zero for taxes) were surrendered at an average market price of $21.97. During the year ended December 31, 2014, 32,164 shares (14,931 for options and 17,233 for taxes) were surrendered at an average market price of $25.42.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized compensation expense related to stock options granted to directors and employees of approximately $238,000, $282,000, and $354,000, respectively.

On February 22, 2016, the Company’s Compensation Committee approved the award of $400,000 payable in shares of the Company’s common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Equity Incentive Plan. The shares were issued on December 28, 2016. The Company has recorded compensation expense of $400,000 for the year ended December 31, 2016. Stock compensation expense of $400,000 was also recorded in both 2015 and 2014 for similar awards.

On June 9, 2016, the Company issued 4,764 shares of unrestricted common stock to the non-employee members of the Company’s Board of Directors as part of their annual retainer for serving on the Board. Based upon the closing price of $22.02 on June 9, 2016, the Company recorded compensation expense of approximately $105,000 associated with the stock issuance for the year ended December 31, 2016. The Company recorded compensation expense of approximately $105,000 and $122,000 for similar awards in 2015 and 2014, respectively.

The Company grants RSUs to its executive officers. The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company. Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s closing stock price, and is charged, to expense ratably during the service period. No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested. The following table summarizes information about stock unit award activity during the year ended December 31, 2016:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2015	40,645	$19.67
Awarded	17,822	21.66
Shares vested	(11,909)	20.94
Outstanding at December 31, 2016	46,558	$20.05

The Company recorded approximately $314,000, $274,000 and $237,000 in compensation expense related to these RSUs during the years ended December 31, 2016, 2015 and 2014, respectively.

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the year ended December 31, 2016, 3,389 shares were redeemed for this purpose at an average market price of $22.82. During the years ended December 31, 2015 and 2014, 3,405 and 9,878 shares were redeemed for this purpose at an average market price of $23.15 and $25.88, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2016, vest (in thousands):

	Options	Common Stock	Restricted Stock Units	Total
2017	44	-	293	337
2018	16	-	207	223
2019	-	-	110	110
2020	-	-	23	23
Total	$60	$-	$633	$693

Tax benefits totaling approximately $145,000, $356,000, and $1,219,000 were recognized as additional paid-in capital during the years ended December 31, 2016, 2015 and 2014, respectively, since the Company’s tax deductions exceeded the share-based compensation charge recognized for stock options exercised and RSUs vested.

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

The Company provides discretionary supplemental retirement benefits for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment. The Company recorded an expense of approximately $4,000, $4,000 and $23,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The present value of the supplemental retirement obligation has been calculated using a 4.0% discount rate, and is included in other liabilities. Total projected future cash payments for the years ending December 31, 2017 through 2019, are approximately $25,000 for each year.

(14)	Commitments and Contingencies

(a)	Leases – The Company has operating leases for certain facilities that expire through 2021. Certain of the leases contain escalation clauses that require payments of additional rent, as well as increases in related operating costs.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2016, are as follows (in thousands):

Years Ending December 31,	Operating Leases
2017	891
Total minimum lease payments (a)	$891

(a)	Minimum payments have not been reduced by minimum sublease rentals of approximately $24,000 due in the future under non-cancelable subleases.

Rent expense amounted to approximately $0.8 million, $1.2 million and $1.8 million in 2016, 2015 and 2014, respectively.

(b)	Legal – The Company is a defendant in various administrative proceedings that are being handled in the ordinary course of business. In the opinion of management of the Company, these suits and claims should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(15)	Employee Benefit Plans

The Company maintains a profit sharing plan for eligible employees. Contributions to the Plan are made in the form of matching contributions to employee 401k deferrals, as well as discretionary profit sharing amounts determined by the Board of Directors to be funded by March 15 following each fiscal year. Contributions were approximately $740,000, $750,000 and $750,000 in 2016, 2015 and 2014, respectively.

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

The compensation withheld from Plan participants, together with gains or losses determined by the participants’ deferral elections is reflected as a deferred compensation obligation to participants, and is classified within other liabilities in the accompanying balance sheets. At December 31, 2016 and 2015, the balance of the deferred compensation liability totaled approximately $1.7 million and $1.5 million, respectively. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are reported within other assets in the accompanying balance sheets, and are accounted for based on the underlying cash surrender values of the policies, and totaled approximately $1.8 million and $1.7 million as of December 31, 2016 and 2015, respectively.

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

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the year ended December 31, 2016. A vast majority of the Company’s assets are located in the United States.

The Company’s custom products are primarily sold to customers within the Medical, Automotive, Consumer, Electronics, Industrial, and Aerospace and Defense markets. Sales by market for the fiscal years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016		2015		2014
Market	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$64,522	44.2%	$57,297	41.3%	$50,092	36.0%
Automotive	27,450	18.8%	26,879	19.4%	27,358	19.6%
Consumer	21,419	14.7%	17,274	12.4%	17,661	12.7%
Electronics	11,586	7.9%	13,218	9.5%	15,830	11.4%
Industrial	10,661	7.3%	11,028	7.9%	13,208	9.5%
Aerospace & Defense	10,494	7.2%	13,154	9.5%	15,158	10.9%
Net Sales	$146,132	100.0%	$138,850	100.0%	$139,307	100.0%

(18)	Quarterly Financial Information (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share data):

2016	Q1	Q2	Q3	Q4
Net sales	$34,503	$37,902	$37,220	$36,507
Gross profit	7,727	10,295	8,452	8,176
Net income	1,075	2,735	2,669	1,491
Basic net income per share	0.15	0.38	0.37	0.21
Diluted net income per share	0.15	0.38	0.37	0.20

2015	Q1	Q2	Q3	Q4
Net sales	$33,977	$36,499	$34,441	$33,933
Gross profit	8,638	10,293	9,510	9,013
Net income	1,653	2,272	1,992	1,676
Basic net income per share	0.23	0.32	0.28	0.24
Diluted net income per share	0.23	0.32	0.28	0.23

(19)	Plant Consolidation

On March 18, 2015, the Company committed to move forward with a plan to cease operations at its Raritan, New Jersey, plant and consolidate operations into its Newburyport, Massachusetts, facility and other UFP facilities. The Company’s decision was in response to a continued decline in business at the Raritan facility and the recent purchase of the 137,000-square-foot facility in Newburyport. The activities related to this consolidation are complete.

The Company also relocated all operations in its Haverhill, Massachusetts, and Byfield, Massachusetts facilities and plans to relocate certain operations in its Georgetown, Massachusetts facility to Newburyport. The Haverhill and Byfield relocations were complete at December 31, 2015 and the Georgetown relocation is substantially complete.

The Company has incurred approximately $2.1 million in one-time expenses in connection with the Massachusetts consolidations. Included in this amount are approximately $180,000 relating to employee severance payments and relocation costs, approximately $1.5 million in moving expenses and expenses associated with vacating the Raritan, Haverhill and Byfield properties, and approximately $360,000 in lease termination costs. Total cash charges were approximately $2.0 million. The Company expects annual cost savings of approximately $1.0 million as a result of these consolidations.

On July 16, 2014, the Company committed to move forward with a plan to cease operations at its Costa Mesa, California, plant and consolidate operations into its Rancho Dominguez, California, facility and other UFP facilities. The Company’s decision was in response to the December 31, 2014, expiration of the lease on the Costa Mesa facility as well as the close proximity of the two properties. The California consolidation was complete at December 31, 2015.

The Company has recorded the following restructuring costs associated with the consolidations discussed above for the fiscal years ended December 31, 2016 and 2015 (in thousands):

	2016	2015			2014
Restructuring Costs	MA	MA	CA	Total	MI	CA	Total

Employee severance	$-	$178	$18	$196	$237	$10	$247
Relocation	420	1,138	66	1,204	356	501	857
Lease termination	-	356	-	356	-	-	-
Workforce training	-	-	-	-	373	-	373
Plant infrastructure	-	-	-	-	79	-	79
							-
Total restructuring costs	$420	$1,672	$84	$1,756	$1,045	$511	$1,556

The 2016 costs were reclassified in the Consolidated Statement of Income as “Restructuring Costs” from Cost of Sales. The 2015 costs were reclassified in the Consolidated Statement of Income as “Restructuring Costs” as follows: $1,669,000 from Cost of Sales, $36,000 from Selling, General and Administrative expenses and $51,000 from Gain on sales of property, plant and equipment. The 2014 costs were reclassified in the Consolidated Statement of Income as “Restructuring Costs” as follows: $1,385,000 from Cost of Sales, $82,000 from Selling, General and Administrative expenses and $89,000 from Gain on sales of property, plant and equipment.

(20)	Related Party Transactions

Daniel Croteau, who has been a member of the Company’s board of directors since December 16, 2015, is the Chief Executive Officer of Vention Medical, Inc., a customer of the Company. Sales to Vention for the year ended December 31, 2016 were approximately $474,000. Open accounts receivable from Vention were approximately $23,000 at December 31, 2016.

(21)	Material Overcharge Settlement

The Company was a participant in a class action lawsuit against a number of polyurethane foam suppliers (“Defendants”) that recently reached settlement. The suit was filed to recover damages and obtain injunctive relief for Defendants’ alleged violations of the federal antitrust laws with respect to the fixing of prices of polyurethane foam sold from January 1, 1999 through August 2010. The Company recorded a gain of approximately $2.1 million during the year ended December 31, 2016, which represents the full settlement amount received. The settlement amount is recorded as “Material overcharge settlement” in the operating income section of the Consolidated Statements of Income.

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2016, 2015 and 2014

Accounts receivable, allowance for doubtful accounts:

	2016	2015	2014
Balance at beginning of year	$499	$502	$512
Provision for bad debt	126	16	63
Write-offs, net of recoveries	(58)	(19)	(73)
Balance at end of year	$567	$499	$502

Exhibit Index

Number	Description of Exhibit
3.01	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 15, 2004 (SEC File No. 001-12648)).
3.02	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009 (SEC File No. 001-12648)).
3.03	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.03 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009 (SEC File No. 001-12648)).
4.01	Specimen Certificate for shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993).
4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.01 hereto).
4.03	Rights Agreement, dated as of March 20, 2009, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes as Exhibit A, the Form of Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Shares of Preferred Stock of UFP Technologies, Inc. (incorporated by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009 (SEC File No. 001-12648)).
10.01	Form of Indemnification Agreement for directors and officers of the Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993). #
10.02	Facility Lease between Simco Automotive Trim, Inc. and Insite Atlanta, LLC (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003 (SEC File No. 001-12648)).
10.03	First Amendment to Facility Lease between Simco Automotive Trim, Inc. and Max Warehousing, L.L.C., successor in interest to Insite Atlanta, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015 (SEC File No. 001-12648)).
10.04	2016 Amendment to Lease between Simco Automotive Trim, Inc. and 6077 Fulton Industrial Boulevard, LLC.*
10.05	Executive Non-qualified Excess Plan (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, filed with the SEC on November 13, 2006 (SEC File No. 001-12648)). #

Number	Description of Exhibit
10.06	UFP Technologies, Inc. 2003 Incentive Plan, as amended (incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 10, 2013 (SEC File No. 001-12648)). #
10.07	Employment Agreement with R. Jeffrey Bailly dated October 8, 2007 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2007 (SEC File No. 001-12648)). #
10.08	2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 10, 2013 (SEC File No. 001-12648)). #
10.09	Amendment No. 1 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to Exhibit 10.56 to the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2011 (SEC File No. 001-12648)). #
10.10	Facility Lease between the Company and East Group Properties, LLP (incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 11, 2012 (SEC File No. 001-12648)).
10.11	Facility Lease between the Company and Susana Property Co. (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012 (SEC File No. 001-12648)).
10.12	Amendment No. 2 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, filed with SEC on February 22, 2013 (SEC File No. 001-12648)). #
10.13	Credit Agreement between the Company and Bank of America, N.A., dated December 2, 2013 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 14, 2014 (SEC File No. 001-12648)).
10.14	Amendment to Credit Agreement between the Company and Bank of America, N.A., dated March 9, 2015 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015 (SEC File No. 001-12648)).
10.15	Form of 2015 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2015 (SEC File No. 001-12648)). #
10.16	Form of 2015 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2015 (SEC File No. 001-12648)). #
10.17	Form of 2016 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #
10.18	Form of 2016 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #

Number	Description of Exhibit
10.19	Form of 2017 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017 (SEC File No. 001-12648)). #
10.20	Form of 2017 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017 (SEC File No. 001-12648)). #
21.01	Subsidiaries of the Company. *
23.01	Consent of Grant Thornton LLP. *
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Calculation Linkbase Document. *
101.LAB	XBRL Taxonomy Label Linkbase Document. *
101.PRE	XBRL Taxonomy Presentation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.

