Form 10-Q
period 2017-03-31
UFP TECHNOLOGIES INC
filed 2017-05-09
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 2017

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

Yes   X   ;    No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☒
Non–accelerated filer	☐ [Do not check if a smaller reporting company]
Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____;    No   X

7,231,881 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of May 1, 2017.

UFP Technologies, Inc.

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,755	$31,359
Receivables, less allowance for doubtful accounts of $656 at March 31, 2017 and $567 at December 31, 2016	21,923	21,249
Inventories	14,411	14,151
Prepaid expenses	2,869	2,281
Refundable income taxes	-	807
Total current assets	72,958	69,847
Property, plant and equipment	98,657	96,806
Less accumulated depreciation and amortization	(49,601)	(48,290)
Net property, plant and equipment	49,056	48,516
Goodwill	7,322	7,322
Intangible assets, net	238	318
Other assets	1,945	1,931
Total assets	$131,519	$127,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,907	$4,002
Accrued expenses	4,084	4,698
Current installments of long-term debt	600	856
Total current liabilities	10,591	9,556
Deferred income taxes	3,537	3,459
Non-qualified deferred compensation plan	1,839	1,682
Other liabilities	147	184
Total liabilities	16,114	14,881
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued or outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,261,440 and 7,231,881 shares issued and outstanding, respectively at March 31, 2017; 7,242,023 and 7,212,464 shares issued and outstanding, respectively at December 31, 2016	72	72
Additional paid-in capital	25,397	25,216
Retained earnings	90,523	88,352
Treasury stock at cost, 29,559 shares at March 31, 2017 and December 31, 2016	(587)	(587)
Total stockholders’ equity	115,405	113,053
Total liabilities and stockholders' equity	$131,519	$127,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$37,053	$34,503
Cost of sales	27,537	26,776
Gross profit	9,516	7,727
Selling, general & administrative expenses	6,316	5,904
Restructuring costs	-	123
Gain on sale of fixed assets	(5)	(4)
Operating income	3,205	1,704
Interest income	(42)	(30)
Interest expense	14	19
Income before income tax expense	3,233	1,715
Income tax expense	1,062	640
Net income	$2,171	$1,075

Net income per share:
Basic	$0.30	$0.15
Diluted	$0.30	$0.15
Weighted average common shares outstanding:
Basic	7,216	7,173
Diluted	7,297	7,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$2,171	$1,075
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,395	1,367
Gain on sale of fixed assets	(5)	(4)
Share-based compensation	209	201
Deferred income taxes	78	87
Changes in operating assets and liabilities:
Receivables, net	(674)	(2,895)
Inventories	(260)	984
Prepaid expenses	(588)	(1,496)
Refundable income taxes	807	604
Other assets	(14)	(6)
Accounts payable	1,513	(323)
Accrued expenses	(614)	(2,322)
Non-qualified deferred compensation plan and other liabilities	120	215
Net cash provided by (used in) operating activities	4,138	(2,513)
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,463)	(1,497)
Proceeds from sale of fixed assets	5	4
Net cash used in investing activities	(1,458)	(1,493)
Cash flows from financing activities:
Principal repayments of long-term debt	(256)	(251)
Proceeds from exercise of stock options, net of attestation	79	-
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(107)	(88)
Net cash used in financing activities	(284)	(339)
Net increase (decrease) in cash and cash equivalents	2,396	(4,345)
Cash and cash equivalents at beginning of period	31,359	29,804
Cash and cash equivalents at end of period	$33,755	$25,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company's 2016 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2017, the condensed consolidated statements of income for the three-month periods ended March 31, 2017 and 2016, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2017 and 2016 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three-month period ended March 31, 2017, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard will replace most existing revenue recognition guidance when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective transition methods. In August 2015, the FASB issued an update to defer the effective date of this update by one year. The updated standard becomes effective for the Company in the first quarter of 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company expects to adopt the standard in the first quarter of 2018 using the modified retrospective transition method. The Company is continuing to evaluate its revenue sources for potential impact. Based on the work completed to date, the Company expects that for a significant portion of its business, the recognition of revenue under the updated standard will occur at a point in time, which is consistent with current practice.

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

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards, forfeitures and classification on the statement of cash flows. The provisions of this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this ASU on January 1, 2017. As the Company has not had a significant amount of forfeitures historically, under the provisions of this ASU the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The impact of adopting this update to the Company’s Consolidated Financial Statements will depend on market factors and the timing and intrinsic value of future share-based compensation award vests and exercises. Subsequent to adoption, the Company notes the potential for volatility in its effective tax rate as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly to income tax expense in the Condensed Consolidated Statement of Income.

Revisions

Certain revisions have been made to the 2016 Condensed Consolidated Statement of Cash Flows to conform to the current year presentation relating to a reserve for uncertain tax positions and to cash paid for capital expenditures. The reclassification of a reserve for uncertain tax positions resulted in an increase to the change in refundable income taxes of $315,000 and a decrease to the change in accrued expenses of $315,000. A change in presentation of cash paid for capital expenditures resulted in a decrease of $105,000 in both the change in accounts payable and in additions to property, plant and equipment, net. These revisions had no impact on previously reported net income and are deemed immaterial to the previously issued financial statements.

(2)	Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Cash paid for:
Interest	$14	$18
Income taxes, net of refunds	79	265

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$392	$105

(3)	Fair Value of Financial Instruments

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2016. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended
	March 31,
Share-based compensation related to:	2017	2016
Stock options granted to directors and employees	$9	$36
Common stock granted to the Company's Chief Executive Officer	100	100
Restricted Stock Unit awards to employees	100	65
Total share-based compensation	$209	$201

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $137,000 and $57,000, for the three-month periods ended March 31, 2017 and 2016, respectively.

The following is a summary of stock option activity under all plans for the three-month period ended March 31, 2017:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	232,578	$16.53
Granted	-	-
Exercised	(10,375)	7.60
Expired	(3,750)	18.85
Outstanding at March 31, 2017	218,453	$16.92	2.85	$1,767
Exercisable at March 31, 2017	213,453	$16.74	2.88	$1,764
Vested and expected to vest at March 31, 2017	218,453	$16.92	2.85	$1,767

During the three-month period ended March 31, 2017, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $184,000, and the total amount of consideration received by the Company from the exercised options was approximately $79,000. There were no options exercised during the three-month period ended March 31, 2016. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the three month periods ended March 31, 2017 and 2016, there were no shares surrendered for this purpose.

On February 21, 2017, the Company’s Compensation Committee approved the award of $400,000, payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan. The shares will be issued in December, 2017.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the three-month period ended March 31, 2017:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Unvested at December 31, 2016	46,558	$20.05
Awarded	30,360	24.70
Shares vested	(13,419)	23.54
Unvested at March 31, 2017	63,499	$20.87

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the three-month periods ended March 31, 2017 and 2016, 4,377 and 3,889 shares were surrendered at an average market price of $24.50 and $22.82, respectively.

As of March 31, 2017, the Company had approximately $1.0 million of unrecognized compensation expense, which is expected to be recognized over a period of 4 years.

(5)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, and consist of the following at the stated dates (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$6,725	$7,111
Work in process	1,512	1,354
Finished goods	6,174	5,686
Total inventory	$14,411	$14,151

(6)	Preferred Stock

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Weighted average common shares outstanding, basic	7,216	7,173
Weighted average common equivalent shares due to stock options and RSUs	81	80
Weighted average common shares outstanding, diluted	7,297	7,253

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three-month periods ended March 31, 2017 and 2016, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 35,193 and 54,969, respectively.

(8)	Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the three-month period ended March 31, 2017. All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Automotive, Consumer, Aerospace and Defense, Electronics and Industrial markets. Net sales by market for the three -month periods ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017		2016
Market	Net Sales	%	Net Sales	%
Medical	$17,459	47.1%	$15,614	45.3%
Automotive	6,719	18.1%	6,089	17.6%
Consumer	4,692	12.7%	4,629	13.4%
Aerospace & Defense	3,041	8.2%	2,572	7.5%
Electronics	2,692	7.3%	2,867	8.3%
Industrial	2,450	6.6%	2,732	7.9%
Net Sales	$37,053	100.0%	$34,503	100.0%

Certain amounts for the three- months ended March 31, 2016 were reclassified between markets to conform to the current period presentation.

(9)	Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of March 31, 2017 and December 31, 2016, are as follows (in thousands):

	Patents	Non- Compete	Customer List	Total
Estimated useful life
Gross amount at March 31, 2017	$429	$512	$2,046	$2,987
Accumulated amortization at March 31, 2017	(429)	(465)	(1,855)	$(2,749)
Net balance at March 31, 2017	$-	$47	$191	$238

Gross amount at December 31, 2016	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2016	(429)	(449)	(1,791)	$(2,669)
Net balance at December 31, 2016	$-	$63	$255	$318

Amortization expense related to intangible assets was approximately $79,000 and $80,000 for each of the three-month periods ended March 31, 2017 and 2016. The estimated remaining amortization expense as of March 31, 2017 is as follows (in thousands):

Remainder of:
2017	238
Total	$238

(10)	Income Taxes

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

The Company recorded tax expense of approximately 32.8% and 37.3% of income before income tax expense, respectively, for each of the three-month periods ended March 31, 2017 and 2016. The decrease in the effective tax rate for the current period is due to a tax benefit of approximately $69,000 recorded in the three-month period ended March 31, 2017 as a result of the adoption of ASU No. 2016-09 on January 1, 2017 (See Note 1); and a tax assessment of approximately $40,000 from one jurisdiction recorded in the first quarter of 2016. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense.

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

The company recorded the following restructuring costs associated with the Massachusetts consolidations for the three-month periods ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
Restructuring Costs	2017	2016
Relocation	$-	$123
Total	$-	$123

Costs for the three months ended March 31, 2016 were reclassified in the Condensed Consolidated Statement of Income as “Restructuring Costs” from Cost of Sales.

(12)	Related Party Transactions

Daniel Croteau, who has been a member of the Company’s board of directors since December 16, 2015, was the Chief Executive Officer (through March 2017) of Vention Medical, Inc., a customer of the Company. Sales to Vention for the three-months ended March 31, 2017 were approximately $148,000. Open accounts receivable from Vention were approximately $65,000 at March 31, 2017.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects, anticipated trends in the different markets in which the Company competes, including the medical, automotive, consumer, electronics, industrial and aerospace and defense markets, anticipated new customer and vendor contracts, statements regarding anticipated advantages relating to the Company’s decisions to consolidate its facilities and the expected cost savings and efficiencies associated therewith, anticipated advantages and the timing associated with requalification of parts, anticipated advantages of maintaining fewer, larger plants, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product lines, expectations regarding the manufacturing capacity and efficiencies of the Company and the expected timing associated therewith, statements regarding the anticipated end of the Company’s automotive door panel program with Mercedes Benz, and the resulting impact to revenues, statements about the Company’s acquisition opportunities and strategies, its participation and growth in multiple markets, its business opportunities, the Company’s growth potential and strategies for growth, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales and earnings or sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation risks and uncertainties associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates, risks and uncertainties associated with plant closures and consolidations and expected efficiencies from consolidating manufacturing, risks and uncertainties associated with the requalification of parts, the risk that we may not be able to finalize anticipated new customer contracts, risks associated with the implementation of new production equipment and requalification or recertification of transferred equipment in a timely, cost-efficient manner, and risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity. Accordingly, actual results may differ materially.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this Report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as well as the risks and uncertainties discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to UFP Technologies, Inc. and its consolidated subsidiaries.

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics, composites, and natural fiber products, principally serving the medical, automotive, consumer, aerospace and defense, electronics and industrial markets. The Company consists of a single operating and reportable segment.

The Company had a 7.4% increase in sales in the first quarter of 2017, largely fueled by continued growth in sales to customers in the medical market. Also, the Company improved gross margins for the quarter to 25.7% from 22.4% in the first quarter of 2016 as the Company has become much more efficient in manufacturing in those plants impacted by recent consolidations. The combination of organic sales growth coupled with the gross margin improvement helped the Company more than double net income for the first quarter of 2017 as compared to the first quarter of 2016.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Results of Operations

Sales

Sales for the three-month period ended March 31, 2017 increased approximately 7.4% to $37.1 million from sales of $34.5 million for the same period in 2016. The increase in sales was primarily due to increases in sales to customers in the medical, automotive and aerospace and defense markets of approximately 11.8%, 10.3% and 18.2%, respectively, partially offset by decreases in sales to customers in the industrial and electronics markets of approximately 10.3% and 6.1%, respectively. The increase in sales to customers in the medical market was largely due to an overall increase in demand for product from medical customers. The increase in sales to customers in the automotive market was primarily due to longer shutdowns at certain customers in January 2016 as well as disrupted manufacturing at one of the Company’s key customers due to a relocation of production to a new facility in the three-month period ended March 31, 2016. The increase in sales to customers in the aerospace and defense market was primarily due to an overall increase in demand for product stemming from government contracts. The decrease in sales to customers in the industrial and electronics markets was largely due to a decrease in demand for protective packaging. We have been notified that the remaining portion of our Southeast automotive door panel program for Mercedes Benz, that began in 2004, will end in Q4 this year. We estimate sales for the program will total $2.3 million in 2017 and will be $0 in 2018.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) increased to 25.7% for the three-month period ended March 31, 2017, from 22.4% for the same period in 2016. As a percentage of sales, material and labor costs collectively decreased 4.1%, while overhead increased 0.8%. The decrease in collective material and labor costs as a percentage of sales is primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives, strategic price increases and an improvement in the overall book of business. The increase in overhead is primarily due to an increase in indirect labor costs of approximately $600,000 due largely to hires made in the second half of 2016 to support growth.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 7.0% to $6.3 million for the three-month period ended March 31, 2017, from $5.9 million for the same period in 2016. As a percentage of sales, SG&A decreased to 17.0% for the three-month period ended March 31, 2017, from 17.1% for the same three-month period in 2016. The increase in SG&A for the three-month period ended March 31, 2017, is primarily due to increased variable compensation accruals of approximately $300,000 as a result of increased sales and profitability in the three-month period ended March 31, 2017.

Restructuring Costs

For the three-month period ended March 31, 2017, the Company incurred zero restructuring costs as compared to approximately $123,000 for the same period in 2016.

Additional information regarding restructuring costs can be found in Note 11 of the Notes to Interim Condensed Consolidated Financial Statements.

Interest Income and Expense

The Company had net interest income of approximately $28,000 and $11,000 for the three-month periods ended March 31, 2017 and 2016, respectively. The increase in net interest income is primarily due to an increase in interest earned on money market accounts and certificates of deposit and decreasing interest costs on the Company’s term loans.

Income Taxes

The Company’s effective tax rate was approximately 32.8% and 37.3% for the three-month periods ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rate for the current period is due to a tax benefit of approximately $69,000 recorded in the three-month period ended March 31, 2017 as a result of the adoption of ASU No. 2016-09 on January 1, 2017 (See Note 1); and a tax assessment of approximately $40,000 from one jurisdiction recorded in the first quarter of 2016. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at March 31, 2017. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the three-month period ended March 31, 2017 was approximately $4.1 million and was primarily a result of net income generated of $2.2 million, depreciation and amortization of approximately $1.4 million, share-based compensation of $0.2 million, an increase in deferred taxes of $0.1 million, an increase in accounts payable of approximately $1.5 million due to increased purchases and the timing of vendor payments in the ordinary course of business and a decrease in refundable income taxes of approximately $0.8 million. These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $0.7 million due in part to strong March sales, an increase in prepaid expenses of approximately $0.6 million due to upfront insurance premium payments, a decrease in accrued expenses of approximately $0.6 million due to the payment of year-end variable compensation and an increase in inventories of approximately $0.2 million.

Net cash used in investing activities during the three-month period ended March 31, 2017 was approximately $1.5 million and was primarily the result of additions of manufacturing machinery and equipment and the expansion of the production and warehouse facility in Massachusetts.

Net cash used in financing activities was approximately $0.3 million during the three-month period ended March 31, 2017, representing cash used to service term debt of approximately $0.3 million and to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $0.1 million, partially offset by net proceeds received upon stock options exercises of approximately $0.1 million.

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

As of March 31, 2017, the Company had no borrowings outstanding under the credit facility. Included in the credit facility were approximately $0.4 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies. As of March 31, 2017, the Company was in compliance with all covenants under the credit facility.

In 2012, the Company financed the purchase of two molded fiber machines through five-year term loans that mature in September 2017. The annual interest rate is fixed at 1.83% and the loans are secured by the related molded fiber machines. As of March 31, 2017, the outstanding balance of the term loan facility was approximately $0.6 million.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and service its contractual obligations. The Company’s principal sources of funds are its operations and its revolving credit facility. The Company generated cash of approximately $4.1 million from operations during the three-month period ended March 31, 2017; however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance.

Throughout fiscal 2017, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants. The Company also plans to further expand its Newburyport, Massachusetts, manufacturing plant. The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business. The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financings and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

Stock Repurchase Program

On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company did not repurchase any shares of its common stock under this program in the first three months of 2017. Through March 31, 2017, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587,000. At March 31, 2017, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance-Sheet Arrangements

In addition to operating leases, the Company’s off-balance-sheet arrangements include standby letters of credit which are included in the Company’s revolving credit facility. As of March 31, 2017, there was approximately $0.4 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

There have been no material changes from the risk factors previously disclosed in Part 1 - Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. The Company did not repurchase any shares of its common stock under this program in the first three months of 2017. Through March 31, 2017, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587,000. At March 31, 2017, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6:	EXHIBITS

Exhibit No.	Description

10.1	Form of 2017 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017 (SEC File No. 001-12648)). #
10.2	Form of 2017 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017 (SEC File No. 001-12648)). #
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

__________________

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: May 9, 2017	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: May 9, 2017	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of 2017 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017 (SEC File No. 001-12648)). #
10.2	Form of 2017 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017 (SEC File No. 001-12648)). #
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

__________________

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.

