Form 10-Q
period 2017-06-30
UFP TECHNOLOGIES INC
filed 2017-08-09
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 2017

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

Yes ____; No X

7,267,662 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of August 1, 2017.

UFP Technologies, Inc.

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$34,514	$31,359
Receivables, less allowance for doubtful accounts of $617 at June 30, 2017 and $567 at December 31, 2016	22,306	21,249
Inventories	14,095	14,151
Prepaid expenses	2,455	2,281
Refundable income taxes	9	807
Total current assets	73,379	69,847
Property, plant and equipment	101,357	96,806
Less accumulated depreciation and amortization	(50,521)	(48,290)
Net property, plant and equipment	50,836	48,516
Goodwill	7,322	7,322
Intangible assets, net	159	318
Other assets	1,994	1,931
Total assets	$133,690	$127,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,394	$4,002
Accrued expenses	4,629	4,698
Current installments of long-term debt	342	856
Total current liabilities	9,365	9,556
Deferred income taxes	3,619	3,459
Non-qualified deferred compensation plan	1,876	1,682
Other liabilities	132	184
Total liabilities	14,992	14,881
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued or outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,281,632 and 7,252,073 shares issued and outstanding, respectively at June 30, 2017; and 7,242,023 and 7,212,464 shares issued and outstanding, respectively at December 31, 2016	73	72
Additional paid-in capital	26,059	25,216
Retained earnings	93,153	88,352
Treasury stock at cost, 29,559 shares at June 30, 2017 and December 31, 2016	(587)	(587)
Total stockholders’ equity	118,698	113,053
Total liabilities and stockholders' equity	$133,690	$127,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net sales	$37,886	$37,902	$74,939	$72,406
Cost of sales	27,945	27,616	55,482	54,393
Gross profit	9,941	10,286	19,457	18,013
Selling, general & administrative expenses	6,061	6,470	12,376	12,374
Restructuring costs	63	55	63	178
Material overcharge settlement	(121)	(432)	(121)	(432)
Loss (Gain) on sale of fixed assets	8	-	3	(4)
Operating income	3,930	4,193	7,136	5,897
Interest income	42	32	84	62
Interest expense	(13)	(17)	(27)	(36)
Income before income tax expense	3,959	4,208	7,193	5,923
Income tax expense	1,329	1,473	2,392	2,113
Net income	$2,630	$2,735	$4,801	$3,810

Net income per share:
Basic	$0.36	$0.38	$0.66	$0.53
Diluted	$0.36	$0.38	$0.66	$0.53
Weighted average common shares outstanding:
Basic	7,239	7,175	7,228	7,159
Diluted	7,323	7,250	7,312	7,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$4,801	$3,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,796	2,749
Gain on sale of fixed assets	3	(4)
Share-based compensation	636	642
Excess tax benefit on share-based compensation	-	(126)
Deferred income taxes	160	224
Changes in operating assets and liabilities:
Receivables, net	(1,057)	(5,539)
Inventories	56	318
Prepaid expenses	(174)	(1,665)
Refundable income taxes	798	1,147
Other assets	(63)	(35)
Accounts payable	(103)	581
Accrued expenses	(69)	(920)
Non-qualified deferred compensation plan and other liabilities	142	112
Net cash provided by operating activities	7,926	1,294
Cash flows from investing activities:
Additions to property, plant and equipment	(4,471)	(4,076)
Proceeds from sale of fixed assets	6	4
Net cash used in investing activities	(4,465)	(4,072)
Cash flows from financing activities:
Principal repayments of long-term debt	(514)	(505)
Proceeds from exercise of stock options, net of attestation	315	449
Excess tax benefit on share-based compensation	-	126
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(107)	(89)
Net cash used in financing activities	(306)	(19)
Net increase (decrease) in cash and cash equivalents	3,155	(2,797)
Cash and cash equivalents at beginning of period	31,359	29,804
Cash and cash equivalents at end of period	$34,514	$27,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

The condensed consolidated balance sheet as of June 30, 2017, the condensed consolidated statements of income for the three- and six-month periods ended June 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three- and six-months periods ended June 30, 2017, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017.

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

Revisions

Certain revisions have been made to the 2016 Condensed Consolidated Statement of Cash Flows to conform to the current year presentation relating to a reserve for uncertain tax positions and to cash paid for capital expenditures. The reclassification of a reserve for uncertain tax positions resulted in an increase to the change in refundable income taxes of $315,000 and a decrease to the change in accrued expenses of $315,000. A change in presentation of cash paid for capital expenditures resulted in a decrease of $284,000 in both the change in accounts payable and in additions to property, plant and equipment, net. In addition, certain revisions were made to the 2016 Condensed Consolidated Statement of Income to correct a clerical error which resulted in an increase to Cost of Sales and Material Overcharge Settlement of $9,000. These revisions had no impact on previously reported net income and are deemed immaterial to the previously issued financial statements.

(2)	Supplemental Cash Flow Information

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash paid for:
Interest	$26	$35
Income taxes, net of refunds	1,434	728

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$495	$284

(3)	Fair Value of Financial Instruments

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2016. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Share-based compensation related to:	2017	2016	2017	2016
Common stock granted to the Board of Directors	$105	$105	$105	$105
Common stock granted to the Chief Executive Officer	100	100	200	200
Stock options granted to directors and employees	117	141	126	177
Restricted Stock Unit awards to employees	105	95	205	160
Total share-based compensation	$427	$441	$636	$642

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $199,000 and $103,000, respectively, for the three-month periods ended June 30, 2017 and 2016, and approximately $336,000 and $161,000, respectively, for the six-month periods ended June 30, 2017 and 2016.

The following is a summary of stock option activity under all plans for the three-month period ended June 30, 2017:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	232,578	$16.53
Granted	12,336	27.05
Exercised	(33,196)	26.45
Expired	(3,750)	18.85
Outstanding at June 30, 2017	207,968	$17.41	3.75	$2,201
Exercisable at June 30, 2017	201,718	$17.21	3.80	$2,177
Vested and expected to vest at June 30, 2017	207,968	$17.41	3.75	$2,201

On June 6, 2017, the Company granted options to its directors for the purchase of 12,336 shares of common stock at that day’s closing price of $27.05. The compensation expense related to these grants was determined as the fair value of the options using the Black Scholes option pricing model based on the following assumptions:

Expected volatility	29.1%
Expected dividends	None
Risk-free interest rate	1.84%
Exercise price	$27.05
Expected term (in years)	5.8
Weighted-average grand date fair value	$8.51

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

During the six-month periods ended June 30, 2017 and 2016, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $391,000 and $518,000, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $487,000 and $449,000, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the six-month period ended June 30, 2017 there were 6,511 shares surrendered at an average market price of $26.45. During the six-month period ended June 30, 2016 there were no shares surrendered for this purpose.

On February 21, 2017, the Company’s Compensation Committee approved the award of $400,000, payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan. The shares will be issued in December, 2017.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the six-month period ended June 30, 2017:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Unvested at December 31, 2016	46,558	$20.05
Awarded	30,360	24.70
Shares vested	(13,419)	23.54
Unvested at June 30, 2017	63,499	$21.23

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the six-month periods ended June 30, 2017 and 2016, 4,377 and 3,889 shares were surrendered at an average market price of $24.50 and $22.82, respectively.

As of June 30, 2017, the Company had approximately $900,000 of unrecognized compensation expense, which is expected to be recognized over a period of 3.75 years.

(5)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, and consist of the following at the stated dates (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$6,737	$7,111
Work in process	1,323	1,354
Finished goods	6,035	5,686
Total inventory	$14,095	$14,151

(6)	Preferred Stock

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding, basic	7,239	7,175	7,228	7,159
Weighted average common equivalent shares due to stock options and RSUs	84	75	84	79
Weighted average common shares outstanding, diluted	7,323	7,250	7,312	7,238

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three- and six-month periods ended June 30, 2017, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 12,336 and 27,336, respectively. For the three- and six-month periods ended June 30, 2016, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 52,377 and 53,695, respectively.

(8)	Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the three- and six-month periods ended June 30, 2017. All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Automotive, Consumer, Electronics, Industrial and Aerospace and Defense markets. Net sales by market for the three- and six-month periods ended June 30, 2017 and 2016, respectively, are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$18,654	49.2%	$16,790	44.3%	$36,115	48.2%	$32,404	44.8%
Automotive	6,125	16.2%	7,454	19.7%	12,843	17.1%	13,543	18.7%
Consumer	5,015	13.2%	5,025	13.3%	9,707	13.0%	9,655	13.3%
Electronics	2,942	7.8%	2,874	7.6%	5,635	7.5%	5,741	7.9%
Industrial	2,602	6.9%	2,918	7.7%	5,036	6.7%	5,650	7.8%
Aerospace & Defense	2,548	6.7%	2,841	7.5%	5,603	7.5%	5,413	7.5%
Net Sales	$37,886	100.0%	$37,902	100.0%	$74,939	100.0%	$72,406	100.0%

Certain amounts for the three- and six-month periods ended June 30, 2016 were reclassified between markets to conform to the current period presentation.

(9)	Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of June 30, 2017 and December 31, 2016, are as follows (in thousands):

	Patents	Non- Compete	Customer List	Total
Estimated useful life (in years)	14	5	5
Gross amount at June 30, 2017	$429	$512	$2,046	$2,987
Accumulated amortization at June 30, 2017	(429)	(481)	(1,918)	$(2,828)
Net balance at June 30, 2017	$-	$31	$128	$159

Estimated useful life (in years)	14	5	5
Gross amount at December 31, 2016	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2016	(429)	(449)	(1,791)	$(2,669)
Net balance at December 31, 2016	$-	$63	$255	$318

Amortization expense related to intangible assets was approximately $79,000 for each of the three-month periods ended June 30, 2017 and 2016, and was approximately $159,000 for each of the six-month periods ended June 30, 2017 and 2016. As of June 30, 2017, the estimated remaining amortization expense for 2017 is $159,000.

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

The Company recorded tax expense of approximately 33.4% and 35.0% of income before income tax expense, respectively, for each of the three-month periods ended June 30, 2017 and 2016. The decrease in the effective tax rate for the current period is due to a tax benefit of approximately $63,000 recorded in the three-month period ended June 30, 2017 as a result of the adoption of ASU No. 2016-09 on January 1, 2017 (See Note 1). The Company recorded a tax expense of approximately 33.2% and 35.7% of income before income tax expense for each of the six-month periods ended June 30, 2017 and 2016. The decrease in the effective tax rate for the current period is due to a tax benefit of approximately $132,000 recorded in the six-month period ended June 30, 2017 as a result of the adoption of ASU No. 2016-09 on January 1, 2017 (See Note 1); and a tax assessment of approximately $40,000 from one jurisdiction recorded in the first quarter of 2016. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense.

(11)	Plant Consolidations

Restructuring Costs

On March 18, 2015, the Company committed to move forward with a plan to cease operations at its Raritan, New Jersey, plant and consolidate operations into its Newburyport, Massachusetts, facility and other UFP facilities. The Company’s decision was in response to a continued decline in business at the Raritan facility and the Company’s purchase of the 137,000-square-foot facility in Newburyport. The activities related to this consolidation are complete.

The Company also relocated all operations in its Haverhill, Massachusetts, and Byfield, Massachusetts, facilities and relocated certain operations in its Georgetown, Massachusetts, facility to Newburyport. The Haverhill and Byfield relocations were complete at December 31, 2015, and the partial Georgetown relocation was complete at June 30, 2017.

The Company incurred approximately $2.1 million in one-time expenses in connection with the Massachusetts consolidations. Included in this amount are approximately $180,000 relating to employee severance payments and relocation costs, approximately $1.6 million in moving expenses and expenses associated with vacating the Raritan, Haverhill, and Byfield properties, and approximately $360,000 in lease termination costs. Total cash charges were approximately $2.0 million.

The company recorded the following restructuring costs associated with the Massachusetts consolidations for the three- and six-month periods ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Restructuring Costs	2017	2016	2017	2016
Relocation	$63	$55	$63	$178
Total	$63	$55	$63	$178

Costs for the three- and six- month periods ended June 30, 2016 were reclassified in the Condensed Consolidated Statement of Income as “Restructuring Costs” from Cost of Sales.

(12)	Related Party Transactions

Daniel Croteau, who has been a member of the Company’s board of directors since December 16, 2015, was the Chief Executive Officer (through March 2017) of Vention Medical, Inc., a customer of the Company. Sales to Vention for the three-months ended March 31, 2017 were approximately $148,000. As Mr. Croteau’s employment with Vention Medical, Inc. ended in March 2017, he was no longer considered a related party after March 2017.

13)	Material Overcharge Settlement

The Company was a participant in a class action lawsuit against a number of polyurethane foam suppliers (“Defendants”) that was settled during the second quarter of 2016. The suit was filed to recover damages and obtain injunctive relief for Defendants’ alleged violations of the federal antitrust laws with respect to the fixing of prices of polyurethane foam sold from January 1, 1999 through August, 2010. During the three- and six-month periods ended June 30, 2017 and 2016, the Company received settlement amounts of approximately $121,000 and $432,000, respectively. The Company received an additional settlement amount of approximately $1.7 million in July, 2016, which was recorded in the three-month period ending September 30, 2016. The settlement amounts for the three- and six-month periods ended June 30, 2016 are recorded as “Material overcharge settlement” in the operating income section of the Condensed Consolidated Statements of Income.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects, anticipated trends in the different markets in which the Company competes, including the medical, automotive, consumer, electronics, industrial and aerospace and defense markets, anticipated new customer and vendor contracts, statements regarding anticipated advantages relating to the Company’s decisions to consolidate or expand certain facilities, including the ongoing expansion of its Newburyport facility, and the expected cost savings and efficiencies associated therewith, anticipated advantages and the timing associated with requalification of parts, anticipated advantages of maintaining fewer, larger plants, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product lines, expectations regarding the manufacturing capacity and efficiencies of the Company and the expected timing associated therewith, statements regarding the end of the Company’s automotive door panel program with Mercedes Benz, and the resulting impact to revenues, statements about the Company’s acquisition opportunities and strategies, its participation and growth in multiple markets, its business opportunities, the Company’s growth potential and strategies for growth, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales and earnings or sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation risks and uncertainties associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates, risks and uncertainties associated with plant closures and consolidations and expected efficiencies from consolidating manufacturing, risks and uncertainties associated with the requalification of parts, the risk that we may not be able to finalize anticipated new customer contracts, risks associated with the implementation of new production equipment and requalification or recertification of transferred equipment in a timely, cost-efficient manner, and risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity. Accordingly, actual results may differ materially.

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

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics, and natural fiber materials, principally serving the medical, automotive, consumer, electronics, industrial, and aerospace and defense markets. The Company consists of a single operating and reportable segment.

The Company had a 3.5% increase in sales through the first half of 2017, largely fueled by continued growth in sales to customers in the medical market. Also, the Company improved gross margins for the six-month period to 26.0% from 24.9% in the first half of 2016 as the Company has become much more efficient in manufacturing in those plants impacted by recent consolidations. The combination of sales growth coupled with the gross margin improvement helped the Company generate a 26.0% increase in net income in the first half of 2017 as compared to the first half of 2016. Absent non-recurring restructuring and material overcharge items, net income increased by 31% in the first half of 2017.

The Company’s previously announced consolidation and relocation efforts were complete as of June 30, 2017. The Company is in the process of further expanding its Newburyport, Massachusetts, manufacturing plant. The Company constantly evaluates ways to enhance operating efficiencies and will consider additional expansions, consolidations, or relocations of operations from time to time.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Results of Operations

Sales

Sales for the three-month period ended June 30, 2017 were approximately $37.9 million, consistent with sales in the same period in 2016. During the three-month period ended June 30, 2017 sales to customers in the medical market increased approximately 11.1%. This increase was offset by decreases in sales to customers in the automotive, industrial and aerospace and defense markets of approximately 17.8%, 10.8%, and 10.3%, respectively. The increase in sales to customers in the medical market was primarily due to strong demand for our customers’ products in this market as well as selective price increases. The decline in sales to customers in the automotive market was primarily due to soft demand for interior trim components in certain legacy programs. The decline in sales to customers in the industrial market was primarily due to credit issues at one of this market’s larger customers. The decline in sales to customers in the aerospace and defense market was primarily due to the phase-out of a certain helmet program in the third quarter of 2016. We have been notified that the remaining portion of our southeast automotive door panel program for Mercedes Benz, which began in 2004, will end in the fourth quarter of this year. We estimate sales for the program will total $2.3 million in 2017 and will be $0 in 2018.

Sales for the six-month period ended June 30, 2017 increased approximately 3.5% to $74.9 million from sales of $72.4 million for the same period in 2016. The increase in sales for the six-month period ended June 30, 2017, was primarily due to increases in sales to customers in the medical market of approximately 11.5% partially offset by decreases in sales to customers in the automotive and industrial markets of approximately 5.2% and 10.9% respectively. The increase in sales to customers in the medical market was primarily due to strong demand for our customers’ products as well as selective price increases. The decline in sales to customers in the automotive market was primarily due to soft demand for interior trim components in certain legacy programs. The decline in sales to customers in the industrial market was primarily due to credit issues at one of this market’s larger customers.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 26.2% for the three-month period ended June 30, 2017, from 27.1% for the same period in 2016. As a percentage of sales, material and labor costs collectively increased 0.1%, while overhead increased 0.8%. The increase in overhead as a percentage of sales is primarily due to an increase in indirect labor costs of approximately $300,000 due largely to hires made in the second half of 2016 to support growth.

Gross profit as a percentage of sales increased to 26.0% for the six-month period ended June 30, 2017, from 24.9% for the same period in 2016. As a percentage of sales, material and labor costs collectively decreased 1.9%, while overhead increased 0.8%. The decrease in collective material and labor costs as a percentage of sales is primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives, strategic price increases and an improvement in the overall book of business. The increase in overhead is primarily due to an increase in indirect labor costs of approximately $900,000 due largely to hires made in the second half of 2016 to support growth.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased approximately 6.3% to $6.1 million for the three-month period ended June 30, 2017 from $6.5 million for the same period in 2016. As a percentage of sales, SG&A decreased to 16.0% for the three-month period ended June 30, 2017, from 17.1% for the same three-month period in 2016. The decrease in SG&A for the three-month period ended June 30, 2017, is primarily due to reductions in general and administrative payroll, recruiting and other SG&A related expenses. The decrease in SG&A as a percentage of sales is primarily due to reductions in general and administrative payroll.

SG&A was approximately $12.3 million for the six-month period ended June 30, 2017 consistent with SG&A in the same period in 2016. As a percentage of sales, SG&A decreased to 16.5% for the six-month period ended June 30, 2017 from 17.1% for the same six-month period in 2016. The decrease in SG&A as a percentage of sales is primarily due to reductions in recruiting and other SG&A related expenses.

Restructuring Costs

For the three-month period ended June 30, 2017 the Company incurred approximately $63,000 in restructuring costs as compared to approximately $55,000 for the same period in 2016.

Additional information regarding restructuring costs can be found in Note 11 of the Notes to Interim Condensed Consolidated Financial Statements.

Material Overcharge Settlement

The Company was a participant in a class action lawsuit against a number of polyurethane foam suppliers (“Defendants”) that was settled during the second quarter of 2016. The suit was filed to recover damages and obtain injunctive relief for Defendants’ alleged violations of the federal antitrust laws with respect to the fixing of prices of polyurethane foam sold from January 1, 1999 through August, 2010. During the three- and six-month periods ended June 30, 2017 and 2016, the Company received settlement amounts of approximately $121,000 and $432,000, respectively. The Company received an additional settlement amount of approximately $1.7 million in July, 2016, which was recorded in the three-month period ending September 30, 2016. The settlement amounts for the three- and six-month periods ended June 30, 2016 are recorded as “Material overcharge settlement” in the operating income section of the Condensed Consolidated Statements of Income.

Interest Income and Expense

The Company had net interest income of approximately $29,000 and $15,000 for the three-month periods ended June 30, 2017 and 2016, respectively. The Company had net interest income of approximately $57,000 and $26,000 for the six-month periods ended June 30, 2017 and 2016, respectively. The increase in net interest income is primarily due to an increase in interest earned on money market accounts and certificates of deposit and decreasing interest costs on the Company’s term loans.

Income Taxes

The Company recorded tax expense of approximately 33.4% and 35.0% of income before income tax expense, respectively, for each of the three-month periods ended June 30, 2017 and 2016. The decrease in the effective tax rate for the current period is due to a tax benefit of approximately $63,000 recorded in the three-month period ended June 30, 2017 as a result of the adoption of ASU No. 2016-09 on January 1, 2017 (See Note 1). The Company recorded a tax expense of approximately 33.2% and 35.7% of income before income tax expense for each of the six-month periods ended June 30, 2017 and 2016. The decrease in the effective tax rate for the current period is due to a tax benefit of approximately $132,000 recorded in the six-month period ended June 30, 2017 as a result of the adoption of ASU No. 2016-09 on January 1, 2017 (See Note 1); and a tax assessment of approximately $40,000 from one jurisdiction recorded in the first quarter of 2016. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at June 30, 2017. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the six-month period ended June 30, 2017 was approximately $7.9 million and was primarily a result of net income generated of $4.8 million, depreciation and amortization of approximately $2.8 million, share-based compensation of $0.6 million, an increase in deferred taxes of $0.2 million, a decrease in refundable income taxes of approximately $0.8 million, and an increase in other long-term liabilities of $0.1 million. These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $1.1 million due to strong June sales, an increase in prepaid expenses of approximately $0.2 million due to upfront insurance premium payments, and a decrease in accounts payable of approximately $0.1 million due to the timing of vendor payments in the ordinary course of business.

Net cash used in investing activities during the six-month period ended June 30, 2017 was approximately $4.5 million and was primarily the result of additions of manufacturing machinery and equipment and the expansion of the production and warehouse facility in Massachusetts.

Net cash used in financing activities was approximately $0.3 million during the six-month period ended June 30, 2017, representing cash used to service term debt of approximately $0.5 million and to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $0.1 million, partially offset by net proceeds received upon stock options exercises of approximately $0.3 million.

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

As of June 30, 2017, the Company had no borrowings outstanding under the credit facility. Included in the credit facility were approximately $0.4 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies. As of June 30, 2017, the Company was in compliance with all covenants under the credit facility.

In 2012, the Company financed the purchase of two molded fiber machines through five-year term loans that mature in September 2017. The annual interest rate is fixed at 1.83% and the loans are secured by the related molded fiber machines. As of June 30, 2017, the outstanding balance of the term loan facility was approximately $0.3 million.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and service its contractual obligations. The Company’s principal sources of funds are its operations and its revolving credit facility. The Company generated cash of approximately $7.9 million from operations during the six-month period ended June 30, 2017; however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance.

Throughout fiscal 2017, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants. The Company is in the process of further expanding its Newburyport, Massachusetts, manufacturing plant. The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business. The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financings and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

Stock Repurchase Program

On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company did not repurchase any shares of its common stock under this program in the first six months of 2017. Through June 30, 2017, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587,000. At June 30, 2017, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance-Sheet Arrangements

In addition to operating leases, the Company’s off-balance-sheet arrangements include standby letters of credit which are included in the Company’s revolving credit facility. As of June 30, 2017, there was approximately $0.4 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies.

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

Issuer’s Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. The Company did not repurchase any shares of its common stock under this program in the first six months of 2017. Through June 30, 2017, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587,000. At June 30, 2017, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

ITEM 6:	EXHIBITS

Exhibit No.	Description
10.1	First Amendment to Facility Lease between the Company and Susana Property Co. dated July 6, 2012.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

__________________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: August 9, 2017	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: August 9, 2017	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	First Amendment to Facility Lease between the Company and Susana Property Co. dated July 6, 2012.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

__________________

*	Filed herewith.
**	Furnished herewith.