Form 10-Q
period 2017-09-30
UFP TECHNOLOGIES INC
filed 2017-11-09
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    SEPTEMBER 30, 2017

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

Yes ____; No    X

7,267,662 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of November 6, 2017.

UFP Technologies, Inc.

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2017	December 31, 2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$37,246	$31,359
Receivables, less allowance for doubtful accounts of $602 at September 30, 2017 and $567 at December 31, 2016	22,044	21,249
Inventories	13,136	14,151
Prepaid expenses	2,234	2,281
Refundable income taxes	979	807
Total current assets	75,639	69,847
Property, plant and equipment	103,797	96,806
Less accumulated depreciation and amortization	(51,815)	(48,290)
Net property, plant and equipment	51,982	48,516
Goodwill	7,322	7,322
Intangible assets, net	79	318
Other assets	2,069	1,931
Total assets	$137,091	$127,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,958	$4,002
Accrued expenses	5,356	4,698
Short-term debt	84	856
Total current liabilities	10,398	9,556
Deferred income taxes	3,713	3,459
Non-qualified deferred compensation plan	1,949	1,682
Other liabilities	118	184
Total liabilities	16,178	14,881
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued or outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,299,721 and 7,270,162 shares issued and outstanding, respectively at September 30, 2017; and 7,242,023 and 7,212,464 shares issued and outstanding, respectively at December 31, 2016	73	72
Additional paid-in capital	26,580	25,216
Retained earnings	94,847	88,352
Treasury stock at cost, 29,559 shares at September 30, 2017 and December 31, 2016	(587)	(587)
Total stockholders’ equity	120,913	113,053
Total liabilities and stockholders' equity	$137,091	$127,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Net sales	$35,684	$37,220	$110,623	$109,626
Cost of sales	27,491	28,768	82,973	83,161
Gross profit	8,193	8,452	27,650	26,465
Selling, general & administrative expenses	5,693	6,027	18,070	18,402
Restructuring costs	-	25	63	203
Material overcharge settlement	-	(1,681)	(121)	(2,114)
Loss (Gain) on sale of fixed assets	-	-	3	(4)
Operating income	2,500	4,081	9,635	9,978
Interest income	63	42	147	104
Interest expense	(12)	(17)	(39)	(53)
Income before income tax expense	2,551	4,106	9,743	10,029
Income tax expense	856	1,437	3,248	3,550
Net income	$1,695	$2,669	$6,495	$6,479

Net income per share:
Basic	$0.23	$0.37	$0.90	$0.90
Diluted	$0.23	$0.37	$0.89	$0.89
Weighted average common shares outstanding:
Basic	7,264	7,195	7,240	7,183
Diluted	7,353	7,282	7,326	7,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2017	2016
Cash flows from operating activities:
Net income	$6,495	$6,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,171	4,109
Loss (Gain) on sale of fixed assets	3	(4)
Share-based compensation	842	871
Excess tax benefit on share-based compensation	-	(126)
Deferred income taxes	254	224
Changes in operating assets and liabilities:
Receivables, net	(795)	(4,826)
Inventories	1,015	(366)
Prepaid expenses	47	(1,231)
Refundable income taxes	(172)	1,146
Other assets	(138)	(93)
Accounts payable	429	197
Accrued expenses	658	(317)
Non-qualified deferred compensation plan and other liabilities	201	205
Net cash provided by operating activities	13,010	6,268
Cash flows from investing activities:
Additions to property, plant and equipment	(6,880)	(5,766)
Proceeds from sale of fixed assets	6	4
Net cash used in investing activities	(6,874)	(5,762)
Cash flows from financing activities:
Principal repayments of long-term debt	(772)	(758)
Proceeds from exercise of stock options, net of attestation	630	529
Excess tax benefit on share-based compensation	-	126
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(107)	(89)
Net cash used in financing activities	(249)	(192)
Net increase in cash and cash equivalents	5,887	314
Cash and cash equivalents at beginning of period	31,359	29,804
Cash and cash equivalents at end of period	$37,246	$30,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

The condensed consolidated balance sheet as of September 30, 2017, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three- and nine-months periods ended September 30, 2017, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard will replace most existing revenue recognition guidance when it becomes effective. The standard permits the use of either the full retrospective or modified retrospective transition methods. The Company expects to adopt the standard in the first quarter of 2018 using the modified retrospective transition method. The Company has identified its primary revenue streams, completed a preliminary review of a representative sample of contracts with its customers and is in the process of evaluating the impact of this ASU on its revenue streams and accounting policies. Based on the procedures completed to date, the Company expects that for a significant portion of its business, the recognition of revenue under the updated standard will occur at a point in time, which is consistent with current practice. The Company has identified certain revenue streams for which the recognition of revenue may occur over time, which is a change from current practice. These revenue streams include certain customer stocking commitments. Additionally, the Company has identified certain revenue streams for which the recognition of revenue may be deferred, which is also a change from current practice. These revenue streams include certain tooling sales. The Company does not expect that the impact of these changes in the timing of revenue recognition for these items to be significant to the financial statements. The Company is also in the process of updating its internal controls and drafting the expanded disclosures as required by this ASU. The Company does not expect significant changes to its systems or internal controls. As the Company continues through the adoption process, it is possible that these preliminary conclusions may change.

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

Revisions

Certain revisions have been made to the 2016 Condensed Consolidated Statement of Cash Flows to conform to the current year presentation relating to a reserve for uncertain tax positions and to cash paid for capital expenditures. The reclassification of a reserve for uncertain tax positions resulted in an increase to the change in refundable income taxes of $315,000 and a decrease to the change in accrued expenses of $315,000. A change in presentation of cash paid for capital expenditures resulted in a decrease of $311,000 in both the change in accounts payable and in additions to property, plant and equipment, net. These revisions had no impact on previously reported net income and are deemed immaterial to the previously issued financial statements.

(2)	Supplemental Cash Flow Information

	Nine Months Ended September 30
	2017	2016
	(in thousands)
Cash paid for:
Interest	$37	$51
Income taxes, net of refunds	3,167	2,178

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$527	$311

(3)	Fair Value of Financial Instruments

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2016. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation related to:	2017	2016	2017	2016
Common stock granted to the Board of Directors	$-	$-	$105	$105
Common stock granted to the Chief Executive Officer	100	100	300	300
Stock options granted to directors	-	-	105	105
Stock options granted to employees	4	34	25	107
Restricted Stock Unit awards to employees	102	95	307	254
Total share-based compensation	$206	$229	$842	$871

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $106,000 and $67,000, respectively, for the three-month periods ended September 30, 2017 and 2016, and approximately $441,000 and $264,000, respectively, for the nine-month periods ended September 30, 2017 and 2016.

The following is a summary of stock option activity under all plans for the three-month period ended September 30, 2017:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	232,578	$16.53
Granted	12,336	27.05
Exercised	(51,285)	26.88
Expired	(3,750)	18.85
Outstanding at September 30, 2017	189,879	$17.41	3.55	$2,029
Exercisable at September 30, 2017	184,879	$17.23	3.60	$2,011
Vested and expected to vest at September 30, 2017	189,879	$17.41	3.55	$2,029

On June 6, 2017, the Company granted options to its directors for the purchase of 12,336 shares of common stock at that day’s closing price of $27.05. The compensation expense related to these grants was determined as the fair value of the options using the Black Scholes option pricing model based on the following assumptions:

Expected volatility	29.1%
Expected dividends	None
Risk-free interest rate	1.84%
Exercise price	$27.05
Expected term (in years)	5.8
Weighted-average grant date fair value	$8.51

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

During the nine-month periods ended September 30, 2017 and 2016, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $577,000 and $564,000, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $802,000 and $529,000, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the nine-month period ended September 30, 2017 there were 6,511 shares surrendered at an average market price of $26.45. During the nine-month period ended September 30, 2016 there were no shares surrendered for this purpose.

On February 21, 2017, the Company’s Compensation Committee approved the award of $400,000, payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan. The shares will be issued in December, 2017.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the nine-month period ended September 30, 2017:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Unvested at December 31, 2016	46,558	$20.05
Awarded	22,770	24.70
Shares vested	(13,419)	23.54
Unvested at September 30, 2017	55,909	$20.96

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the nine-month periods ended September 30, 2017 and 2016, 4,377 and 3,889 shares were surrendered at an average market price of $24.50 and $22.82, respectively.

As of September 30, 2017, the Company had approximately $754,000 of unrecognized compensation expense, which is expected to be recognized over a period of 3.5 years.

(5)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, and consist of the following at the stated dates (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$6,660	$7,111
Work in process	1,161	1,354
Finished goods	5,315	5,686
Total inventory	$13,136	$14,151

(6)	Preferred Stock

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding, basic	7,264	7,195	7,240	7,183
Weighted average common equivalent shares due to stock options and RSUs	89	87	86	82
Weighted average common shares outstanding, diluted	7,353	7,282	7,326	7,265

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three- and nine-month periods ended September 30, 2017, the number of stock awards excluded from the computation of diluted earnings per share for this reason was zero and 27,336, respectively. For the three- and nine-month periods ended September 30, 2016, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 35,193 and 52,377, respectively.

(8)	Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the three- and nine-month periods ended September 30, 2017. All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Consumer, Automotive, Aerospace and Defense, Industrial and Electronics markets. Net sales by market for the three- and nine-month periods ended September 30, 2017 and 2016, respectively, are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$16,712	46.8%	$16,548	44.5%	$52,822	47.7%	$48,953	44.7%
Consumer	6,006	16.8%	5,648	15.2%	15,713	14.2%	15,303	14.0%
Automotive	5,174	14.5%	6,942	18.7%	18,018	16.3%	20,485	18.7%
Aerospace & Defense	2,682	7.5%	2,516	6.8%	8,290	7.5%	7,929	7.2%
Industrial	2,591	7.3%	2,792	7.5%	7,629	6.9%	8,441	7.7%
Electronics	2,519	7.1%	2,774	7.5%	8,151	7.4%	8,515	7.8%
Net Sales	$35,684	100.0%	$37,220	100.0%	$110,623	100.0%	$109,626	100.0%

Certain amounts for the three- and nine-month periods ended September 30, 2016 were reclassified between markets to conform to the current period presentation.

(9)	Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of September 30, 2017 and December 31, 2016, are as follows (in thousands):

	Patents	Non- Compete	Customer List	Total
Estimated useful life (in years)	14	5	5
Gross amount at September 30, 2017	$429	$512	$2,046	$2,987
Accumulated amortization at September 30, 2017	(429)	(496)	(1,983)	$(2,908)
Net balance at September 30, 2017	$-	$16	$63	$79

Estimated useful life (in years)	14	5	5
Gross amount at December 31, 2016	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2016	(429)	(449)	(1,791)	$(2,669)
Net balance at December 31, 2016	$-	$63	$255	$318

Amortization expense related to intangible assets was approximately $79,000 for each of the three-month periods ended September 30, 2017 and 2016, and was approximately $239,000 for each of the nine-month periods ended September 30, 2017 and 2016. As of September 30, 2017, the estimated remaining amortization expense for 2017 is $79,000.

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

The Company recorded tax expense of approximately 33.6% and 35.0% of income before income tax expense, respectively, for each of the three-month periods ended September 30, 2017 and 2016. The decrease in the effective tax rate for the current period is due to a tax benefit of approximately $37,000 recorded in the three-month period ended September 30, 2017 as a result of the adoption of ASU No. 2016-09 on January 1, 2017 (See Note 1). The Company recorded a tax expense of approximately 33.3% and 35.4% of income before income tax expense for each of the nine-month periods ended September 30, 2017 and 2016. The decrease in the effective tax rate for the current period is due to a tax benefit of approximately $162,000 recorded in the nine-month period ended September 30, 2017 as a result of the adoption of ASU No. 2016-09 on January 1, 2017 (See Note 1); and a tax assessment of approximately $40,000 from one jurisdiction recorded in the first quarter of 2016. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense.

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

The Company recorded the following restructuring costs associated with the Massachusetts consolidations for the three- and nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Restructuring Costs	2017	2016	2017	2016
Relocation	$-	$25	$63	$203
Total	$-	$25	$63	$203

Costs for the three- and nine- month periods ended September 30, 2017 and 2016 were reclassified in the Condensed Consolidated Statement of Income as “Restructuring Costs” from Cost of Sales.

(12)	Related Party Transactions

Daniel Croteau, who has been a member of the Company’s board of directors since December 16, 2015, was the Chief Executive Officer (through March 2017) of Vention Medical, Inc. (“Vention”), a customer of the Company. Sales to Vention for the three-months ended March 31, 2017 were approximately $148,000. As a result of the sale of Vention, Mr. Croteau’s employment ended in March 2017 and sales to Vention are no longer considered related party transactions.

(13)	Material Overcharge Settlement

The Company was a participant in a class action lawsuit against a number of polyurethane foam suppliers (“Defendants”) that was settled during the second quarter of 2016. The suit was filed to recover damages and obtain injunctive relief for Defendants’ alleged violations of the federal antitrust laws with respect to the fixing of prices of polyurethane foam sold from January 1, 1999 through August 2010. During the three- and nine-month periods ended September 30, 2017, the Company received settlement amounts of $0 and approximately $121,000, respectively. During the three- and nine-month periods ended September 30, 2016, the Company received settlement amounts of approximately $1.7 million and $2.1 million, respectively. The settlement amounts for the three- and nine-month periods ended September 30, 2017 and 2016 are recorded as “Material overcharge settlement” in the operating income section of the Condensed Consolidated Statements of Income.

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

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics, and natural fiber materials, principally serving the Medical, Consumer, Automotive, Aerospace and Defense, Industrial and Electronics markets. The Company consists of a single operating and reportable segment.

The Company had a slight increase in sales through the first nine months of 2017, largely fueled by continued growth in sales to customers in the medical market, partially offset by declined sales to customer in the automotive market. The Company improved gross margins for the nine-month period ended September 30, 2017 to 25.0% from 24.1% in the first nine months of 2016 as the Company has become much more efficient in manufacturing particularly in those plants impacted by recent consolidations. Absent non-recurring restructuring and material overcharge items, operating income increased by 19% in the first nine months of 2017.

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

Results of Operations

Sales

Sales for the three-month period ended September 30, 2017 decreased approximately 4.1% to $35.7 million compared to $37.2 million in the same period in 2016. The decrease in sales during the three-month period ended September 30, 2017 was primarily due to decreases in sales to customers in the automotive and electronics markets of approximately 25.5% and 9.2%, respectively. These decreases were partially offset by increases in sales to customers in the aerospace and defense and consumer markets of approximately 6.6% and 6.3%, respectively. The decline in sales to customers in the automotive market was primarily due to soft demand for interior trim components in certain legacy programs. The Company has been notified that the remaining portion of its southeast automotive door panel program for Mercedes Benz, which began in 2004, will end with modest sales anticipated into the first quarter of 2018. The Company estimates sales for the program will total approximately $3.0 million in 2017 and will be modest in 2018. The decline in sales to customers in the electronics market was primarily due to reduced demand for protective packaging. The increase in sales to customers in the aerospace and defense market was primarily due to increased demand for components from our government contractor customers. The increase in sales to customers in the consumer market was primarily due to higher demand for molded fiber protective packaging. Sales to customers in the medical market grew at 1% for the quarter—a rate slower than recent historical levels—as two large customers in this market added second suppliers to meet their internal risk mitigation requirements and certain customers ordered less due to storm related disruptions to their business.

Sales for the nine-month period ended September 30, 2017 increased approximately 0.9% to $110.6 million from sales of $109.6 million for the same period in 2016. The increase in sales for the nine-month period ended September 30, 2017 was primarily due to increases in sales to customers in the medical market of approximately 7.9% partially offset by decreases in sales to customers in the automotive and industrial markets of approximately 12.0% and 9.6% respectively. The increase in sales to customers in the medical market was primarily due to strong demand for our customers’ products as well as selective price increases. The decline in sales to customers in the automotive market was primarily due to soft demand for interior trim components in certain legacy programs. The decline in sales to customers in the industrial market was primarily due to a credit issue at one of our customers within this market.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) increased to 23.0% for the three-month period ended September 30, 2017, from 22.7% for the same period in 2016. As a percentage of sales, material and labor costs collectively decreased 0.8%, while overhead increased 0.5%. The decrease in collective material and labor costs as a percentage of sales is primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives. The increase in overhead as a percentage of sales is primarily due to fixed overhead costs measured against reduced sales.

Gross margin increased to 25.0% for the nine-month period ended September 30, 2017, from 24.1% for the same period in 2016. As a percentage of sales, material and labor costs collectively decreased 1.6%, while overhead increased 0.7%. The decrease in collective material and labor costs as a percentage of sales is primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives, strategic price increases and an improvement in the overall book of business. The increase in overhead is primarily due to an increase in indirect labor costs of approximately $700,000 due largely to hires made in the second half of 2016 to support growth.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased approximately 5.5% to $5.7 million for the three-month period ended September 30, 2017 from $6.0 million for the same period in 2016. As a percentage of sales, SG&A decreased to 16.0% for the three-month period ended September 30, 2017 from 16.2% for the same three-month period in 2016. The decrease in SG&A for the three-month period ended September 30, 2017 is primarily due to reductions in general and administrative payroll and recruiting costs.

SG&A decreased approximately 1.8% to $18.1 million for the nine-month period ended September 30, 2017 from $18.4 million for the same period in 2016. As a percentage of sales, SG&A decreased to 16.3% for the nine-month period ended September 30, 2017 from 16.8% for the same nine-month period in 2016. The decrease in SG&A for the nine-month period ended September 30, 2017 is primarily due to reductions in consulting and recruiting expenses. The decrease in SG&A as a percentage of sales is primarily due to reductions in general and administrative payroll, consulting and recruiting expenses measured against higher sales.

Restructuring Costs

For the three-month period ended September 30, 2017 the Company did not incur any restructuring costs compared to approximately $25,000 for the same period in 2016.

Additional information regarding restructuring costs can be found in Note 11 of the Notes to Interim Condensed Consolidated Financial Statements.

Material Overcharge Settlement

The Company was a participant in a class action lawsuit against a number of polyurethane foam suppliers (“Defendants”) that was settled during the second quarter of 2016. The suit was filed to recover damages and obtain injunctive relief for Defendants’ alleged violations of the federal antitrust laws with respect to the fixing of prices of polyurethane foam sold from January 1, 1999 through August 2010. During the three- and nine-month periods ended September 30, 2017, the Company received settlement amounts of $0 and approximately $121,000, respectively. During the three- and nine-month periods ended September 30, 2016, the Company received settlement amounts of approximately $1.7 million and $2.1 million, respectively. The settlement amounts for the three- and nine-month periods ended September 30, 2017 and 2016 are recorded as “Material overcharge settlement” in the operating income section of the Condensed Consolidated Statements of Income.

Interest Income and Expense

The Company had net interest income of approximately $51,000 and $25,000 for the three-month periods ended September 30, 2017 and 2016, respectively. The Company had net interest income of approximately $108,000 and $51,000 for the nine-month periods ended September 30, 2017 and 2016, respectively. The increase in net interest income is primarily due to an increase in interest earned on money market accounts and certificates of deposit and decreasing interest costs on the Company’s term loans.

Income Taxes

The Company recorded tax expense of approximately 33.6% and 35.0% of income before income tax expense, respectively, for each of the three-month periods ended September 30, 2017 and 2016. The decrease in the effective tax rate for the current period is due to a tax benefit of approximately $37,000 recorded in the three-month period ended September 30, 2017 as a result of the adoption of ASU No. 2016-09 on January 1, 2017 (See Note 1). The Company recorded a tax expense of approximately 33.3% and 35.4% of income before income tax expense for each of the nine-month periods ended September 30, 2017 and 2016. The decrease in the effective tax rate for the current period is due to a tax benefit of approximately $162,000 recorded in the nine-month period ended September 30, 2017 as a result of the adoption of ASU No. 2016-09 on January 1, 2017 (See Note 1); and a tax assessment of approximately $40,000 from one jurisdiction recorded in the first quarter of 2016. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense. The Company has deferred tax assets on its books associated with net operating losses generated in previous years. The Company has considered both positive and negative available evidence in its determination that the deferred tax assets are more likely than not to be realized, and has not recorded a tax valuation allowance at September 30, 2017. The Company will continue to assess whether the deferred tax assets will be realizable and, when appropriate, will record a valuation allowance against these assets. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the nine-month period ended September 30, 2017 was approximately $13.0 million and was primarily a result of net income generated of $6.5 million, depreciation and amortization of approximately $4.2 million, share-based compensation of $0.8 million, an increase in deferred taxes of $0.3 million, a decrease in inventory of approximately $1.0 million due primarily to management initiatives, an increase in accounts payable of approximately $0.4 million due to the timing of vendor payments in the ordinary course of business, an increase in accrued expenses of approximately $0.7 million due to compensation accruals and an increase in other long-term liabilities of $0.2 million. These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $0.8 million due to the timing of customer collections, an increase in refundable income taxes of approximately $0.2 million and an increase in other assets of approximately $0.1 million.

Net cash used in investing activities during the nine-month period ended September 30, 2017 was approximately $6.9 million and was primarily the result of additions of manufacturing machinery and equipment and the expansion of the Newburyport, Massachusetts plant.

Net cash used in financing activities was approximately $0.2 million during the nine-month period ended September 30, 2017, representing cash used to service term debt of approximately $0.7 million and to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $0.1 million, partially offset by net proceeds received upon stock options exercises of approximately $0.6 million.

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

As of September 30, 2017, the Company had no borrowings outstanding under the credit facility. Included in the credit facility were approximately $300,000 in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies. As of September 30, 2017, the Company was in compliance with all covenants under the credit facility.

In 2012, the Company financed the purchase of two molded fiber machines through five-year term loans that mature in October 2017. The annual interest rate is fixed at 1.83% and the loans are secured by the related molded fiber machines. As of September 30, 2017, the outstanding balance of the term loan facility was approximately $84,000.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and service its contractual obligations. The Company’s principal sources of funds are its operations and its revolving credit facility. The Company generated cash of approximately $13.0 million from operations during the nine-month period ended September 30, 2017; however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance.

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

Stock Repurchase Program

On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company did not repurchase any shares of its common stock under this program in the first nine months of 2017. Through September 30, 2017, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587,000. At September 30, 2017, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance-Sheet Arrangements

In addition to operating leases, the Company’s off-balance-sheet arrangements include standby letters of credit which are included in the Company’s revolving credit facility. As of September 30, 2017, there was approximately $300,000 in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies.

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

Issuer’s Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. The Company did not repurchase any shares of its common stock under this program in the first nine months of 2017. Through September 30, 2017, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587,000. At September 30, 2017, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

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

UFP TECHNOLOGIES, INC.

Date: November 9, 2017	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly
Chairman, Chief Executive Officer, President, and Director
(Principal Executive Officer)

Date: November 9, 2017	By: /s/ Ronald J. Lataille
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