Form 10-K
period 2017-12-31
UFP TECHNOLOGIES INC
filed 2018-03-16
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $128,443,257, based on the closing price of $28.30 on that date as reported on the NASDAQ Capital Market.

As of March 5, 2018, there were 7,315,363 shares of common stock, $0.01 par value per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders.	Part III

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects, anticipated trends in the different markets in which the Company competes, including the medical, automotive, consumer, electronics, industrial, and aerospace and defense markets, statements regarding anticipated new customer and vendor contracts, anticipated advantages relating to the Company’s decisions to consolidate its Midwest, California and Northeast facilities and the expected cost savings and efficiencies associated therewith, statements regarding the end of the Company’s automotive door panel program with Mercedes Benz, the closure of the Company’s Georgia plant and the resulting impact to revenues, anticipated advantages and the timing associated with requalification of parts, anticipated advantages of maintaining fewer, larger plants, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product lines, expectations regarding the manufacturing capacity and efficiencies of the Company’s new production equipment, statements about the Company’s acquisition opportunities and strategies, statements about the Company’s acquisition of Dielectrics and the integration of the Dielectrics business, the Company’s participation and growth in multiple markets, its business opportunities, the Company’s growth potential and strategies for growth, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales or earnings or sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation risks and uncertainties associated with the Company’s acquisition and integration of Dielectrics, risks associated with plant closures and consolidations, including the closure of our Georgia plant, and expected efficiencies from consolidating manufacturing, risks and uncertainties associated with the requalification of parts, the risk that the Company may not be able to finalize anticipated new customer and vendor contracts, risks associated with the implementation of new production equipment and requalification or recertification of transferred equipment in a timely, cost-efficient manner, risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity, and risks and uncertainties associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates. Accordingly, actual results may differ materially.

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

The Company is an innovative designer and custom converter of foams, plastics, composites and natural fiber materials, providing solutions to customers primarily within the medical, automotive, consumer, electronics, industrial, and aerospace and defense markets. It converts these materials using laminating, molding, radio frequency and impulse welding and fabricating manufacturing technologies. The Company’s raw materials primarily consist of polyethylene and polyurethane foams, sheet and other plastics, pulp fiber, cross-linked polyethylene and reticulated polyurethane foams, fabric and foam laminates, and natural fiber materials. The Company converts these materials to provide customers various solutions including medical devices and components, disposable wound care components, automotive interior trim, athletic padding, abrasive nail files and other beauty aids, air filtration, high-temperature insulation, military uniform and gear components and cushion packaging for various products.

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

On February 1, 2018, the Company completed its acquisition of Dielectrics, Inc. (“Dielectrics”), a full service contract designer, developer and manufacturer of medical devices using thermoplastic materials.

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

Market Overview

The Company’s applications are numerous and diverse. Examples include medical devices and components, disposable wound care components, automotive interior trim, athletic padding, abrasive nail files and other beauty aids, air filtration, high-temperature insulation, military uniform and gear components, and cushion packaging for various products. Cross-linked polyethylene foams have many of the same properties as traditional polyethylene foams, including lightweight, durability, resiliency, and flexibility, yet have many advantages, including the ability to be thermoformed (molded), availability in vibrant colors, a fine cell structure providing improved esthetics and lower abrasiveness, and enhanced resistance to chemicals and ultraviolet light. Certain grades of cross-linked foams can be radiation-sterilized and have been approved by the U.S. Food and Drug Administration for open wound skin contact.

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

The Company specializes in engineered products that use the Company’s close tolerance manufacturing capabilities, its expertise in various foam and plastic materials and its ability to manufacture in clean room environments. The Company’s products are sold primarily to customers in the medical, automotive, consumer, electronics, industrial, and aerospace and defense industries. These products include medical devices and components, disposable wound care components, automotive interior trim, athletic padding, abrasive nail files and other beauty aids, air filtration, high-temperature insulation, military uniform and gear components, and cushion packaging.

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

The Company markets and sells its products in the United States principally through direct sales forces. The Company also uses independent manufacturer representatives to sell its products. The Company’s sales people, in conjunction with Company engineers, collaborate with customers and in-house design and manufacturing experts to develop custom-engineered solutions on a cost-effective basis.

No one customer’s sales exceeded 10% of total sales for the year ended December 31, 2017. Seasonality is not a major factor in the Company’s sales. See the Company’s consolidated financial statements contained in Part IV, Item 15, of this Report for net sales by market information.

Working Capital

The Company funds its business operations through a combination of available cash and cash equivalents, and cash generated from operations. In addition, the Company’s revolving credit facility is available for additional working capital needs.

Manufacturing

The Company’s manufacturing operations consist primarily of cutting, routing, molding, vacuum-forming, laminating, radio frequency and impulse welding and assembling. For custom-molded foam products and thermoplastic welded medical devices, the Company’s skilled engineering personnel analyze specific customer requirements to design and build prototype products to determine product functionality. Upon customer approval, prototypes are converted to final designs for commercial production runs. Molded cross-linked foam products are produced in a thermoforming process using heat, pressure, and precision metal tooling. Plastics and other materials are sealed using radio frequency and impulse welding.

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

Research and Development

The Company’s engineering personnel continuously explore design and manufacturing techniques, as well as new, innovative materials to meet the unique demands and specifications of its customers. Because the Company’s products tend to have relatively short life cycles, research and development is an integral part of the Company’s ongoing cost structure. The Company’s research and development expenses were approximately $1.1 million, $1.3 million and $1.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company has a total of 20 active patents relating to technologies including foam, packaging, tool control technologies, radio frequency welding, automotive superforming processes and to certain nail file technologies. The Company also has patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology, or will not be challenged or circumvented by others. The expiration dates for the Company’s patents range from 2021 through 2034.

Backlog

The Company’s backlog, as of February 23, 2018, which includes Dielectrics, Inc., and February 4, 2017 totaled approximately $46.9 million and $33.4 million, respectively. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may generally be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period as it includes customer blanket purchase orders that are non-binding.

Employees

As of January 27, 2018, the Company had a total of 796 full-time employees (as compared to 805 full-time employees as of January 28, 2017). The Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

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

A limited number of customers typically represent a significant percentage of our revenues in any given year. Our top ten customers represented approximately 28.9%, 27.8% and 25.7% of our total revenues in 2017, 2016 and 2015, respectively. No one customer’s sales exceeded 10% of total sales for the year ended December 31, 2017. The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and results of operations. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer.

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

If we fail to comply with specific provisions in our customer contracts or with government contracting or Food and Drug Administration (FDA) regulations, our business could be adversely affected.

Our customer contracts, particularly with respect to contracts for which the government is a direct or indirect customer, may include unique and specialized requirements. This may also include contracts with customers that derive goods subject to FDA regulations. Failure to comply with the specific provisions in our customer contracts, or any violation of government or FDA contracting regulations, could result in termination of the contracts, increased costs to us, suspension of payments, imposition of fines, and suspension from future government contracting. Further, any negative publicity related to our failure to comply with the provisions in our customer contracts could have a material adverse effect on our business, financial condition, or results of operations.

We may pursue acquisitions or other strategic relationships that involve inherent risks, any of which may cause us to not realize anticipated benefits.

Our business strategy includes the potential acquisition of businesses and other business combinations that we expect will complement and expand our business. In addition, we may also pursue other strategic relationships or opportunities. We may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, or other transaction on acceptable terms. Our identification of suitable acquisition candidates and strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. Our failure to identify suitable acquisition or other strategic opportunities may restrict our ability to grow our business. If we are successful in pursuing future acquisitions or strategic opportunities, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions or other strategic opportunities that we complete. Once we successfully acquire another business, such as Dielectrics, for example, the process of successfully integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Decreases in customer loyalty or product orders, failure to retain and develop the acquired workforce, failure to integrate financial reporting systems, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of any acquisition. The integration of an acquired business such as Dielectrics or any other acquired business, whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. These transactions are inherently risky, and there can be no assurance that any past or future transaction will be successful.

Failure to retain key personnel could impair our ability to execute our business strategy.

The continuing service of our executive officers and essential sales, engineering, technical and management personnel, together with our ability to attract and retain such personnel, is an important factor in our continuing ability to execute our strategy. There is substantial competition to attract such employees, and the loss of any such key employees could have a material adverse effect on our business and operating results. The same could be true if we were to experience a high turnover rate among sales, engineering and technical personnel and we were unable to replace them.

We operate in highly competitive industries and we may be unable to compete successfully, which could materially adversely affect our business, financial condition and results of operations.

We face intense competition in all markets and in each area of our business. Our primary competition for our products is from smaller, independent, regional manufacturing companies. Our current competitors may increase their participation in, or new competitors may enter into, the markets in which we compete. In addition, our suppliers may acquire or develop the capability and desire to compete with us. If our suppliers choose to expand their own operations, through acquisitions or otherwise, and begin manufacturing and selling products directly to our customers, it could reduce our pricing or sales volume and overall profitability. If we are unable to compete successfully with new or existing competitors, it could have a material adverse effect on our business, financial condition and results of operations.

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

Security breaches, including cybersecurity incidents and other disruptions could compromise our information, expose us to liability and harm our reputation and business.

In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information, and may purposefully or inadvertently cause a breach involving such information. Despite the security measures we have in place and any additional measures we may implement in the future to safeguard our systems and to mitigate potential security risks, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches. Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disrupt our operations, damage our reputation and customers’ willingness to transact business with us, and subject us to additional costs and liabilities which could adversely affect our business.

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

We are subject to a variety of federal, state and local laws and regulations, including health and safety laws and regulations. We must also comply with a variety of U.S. laws related to doing business outside of the U.S., including Office of Foreign Asset Controls; United Nations and EU sanctions; and the Iran Threat Reduction and Syria Human Rights Act of 2012. The risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our business. Despite our intention to comply with these laws and regulations, we cannot guarantee that we will at all times comply with all such requirements. Compliance with health and safety legislation and other regulatory requirements may prove to be more limiting and costly than we anticipate and may also increase substantially in future years. If we violate, or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. In addition, these requirements are complex, change frequently and may become more stringent over time, which could materially adversely affect our business, financial condition and results of operations.

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

In December 2013, we entered into a Credit Agreement with Bank of America, N.A., which provided for a $40 million revolving credit facility. This Credit Agreement contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, dispose of certain property, and make restricted payments. The Credit Agreement also requires us to meet certain financial ratios, including a minimum fixed-charge coverage ratio and a maximum total funded debt to EBITDA ratio. The breach of any of these covenants or restrictions could result in a default under the Credit Agreement, which could have a material adverse impact to our business, financial condition and results of operation. In February 2018, we amended and restated the Credit Agreement to increase the revolving credit facility to $50 million and to add a $20 million term loan facility. The Credit Agreement, as amended and restated, contains covenants and restrictions substantially similar to those in the 2013 Credit Agreement.

We are also exposed to the risk of increasing interest rates as our revolving credit facility is at a variable interest rate. Any material changes in interest rates could result in higher interest expense and related payments for us. We have entered into an interest rate swap agreement that modifies our variable interest rate exposure with regards to the term loan by converting the term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan.

Members of our board of directors and management who also are our stockholders exert significant influence over us.

Based on information made available to us, we believe that our executive officers, directors and their affiliates collectively owned approximately 12.3% of our outstanding shares of common stock as of March 2, 2017. As a result, those stockholders may, if acting together, control or exert substantial influence over actions requiring stockholders’ approval, including elections of our directors, amendments to our certificate of incorporation, mergers, sales of assets or other business acquisitions or dispositions.

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

The impact of recently enacted U.S. tax laws is not yet clear.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), resulting in significant modifications to existing law.  Our financial statements for the year ended December 31, 2017, reflect certain effects of the 2017 Tax Act in the fourth quarter of 2017, the period in which the legislation was enacted, which includes a reduction in the corporate tax rate from 35% to 21%. The interpretations of many provisions of the 2017 Tax Act are still unclear. We cannot predict when or to what extent any U.S. federal tax laws, regulations, interpretations, or rulings clarifying the 2017 Tax Act will be issued or the impact of any such guidance on us. It is also unclear how many U.S. states, if any, will incorporate these federal law changes, or portions thereof, into their tax codes. Any subsequent changes to state tax laws may impact our financial condition. Consistent with Staff Accounting Bulletin (“SAB”) No. 118 issued by the Securities and Exchange Commission (“SEC”), which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act, the Company provisionally recorded an income tax benefit of $1.5 million related to the 2017 Tax Act. In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from and interpretations by, U.S. regulatory and standard-setting bodies, and changes in assumptions. In the subsequent period, provisional amounts will be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by the U.S. Department of the Treasury.

The Company has made provisional computations of the impact of the Tax Cuts and Jobs Act as provided for under SAB 118, including remeasurement of its deferred tax assets and liabilities, and executive compensation limitations under Internal Revenue Code Section 162(m), among others.  The Internal Revenue Service is expected to issue additional guidance clarifying provisions of the Act.  As additional guidance is issued, one or more of the provisional amounts may change.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

The following table presents certain information relating to each of the Company’s properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts	57,600	Company Owned	Fabrication, molding, test lab, clean room and engineering
Newburyport, Massachusetts	183,000	Company Owned	Headquarters, fabrication, molding, tooling, test lab, clean room, warehousing and engineering
Atlanta, Georgia	49,372	4/15/2018 (a)	Molding and engineering
Huntsville, Alabama	9,000	6/30/2021	Engineering, design and fabrication
Grand Rapids, Michigan	255,260	Company Owned	Fabrication, molding warehousing and engineering
Rancho Dominguez, California	56,000	11/14/2022	Fabrication, molding and engineering
Denver, Colorado	18,270	Company Owned	Fabrication, molding and engineering
Denver, Colorado	28,383	Company Owned	Fabrication, molding and engineering
Kissimmee, Florida	49,400	Company Owned	Fabrication, molding, test lab and engineering
El Paso, Texas	127,730	Company Owned	Warehousing, fabrication and molded fiber operations
Clinton, Iowa	60,000	Company Owned	Molded fiber operations
Clinton, Iowa	62,000	Company Owned	Molded fiber operations
Chicopee, Massachusetts	103,792	1/31/23	Fabrication, molding, clean room and engineering

(a)	This lease will not be renewed as the facility will be closing when the lease expires.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be a party to various suits, claims and complaints arising in the ordinary course of business. In the opinion of management of the Company, these suits, claims and complaints should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

From July 8, 1996, until April 18, 2001, the Company’s common stock was listed on the NASDAQ National Market under the symbol “UFPT.” Since April 19, 2001, the Company’s common stock has been listed on the NASDAQ Capital Market. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2016 to December 31, 2017:

Year Ended December 31, 2016	High	Low
First Quarter	$24.40	$20.50
Second Quarter	25.49	20.40
Third Quarter	27.35	21.70
Fourth Quarter	27.50	24.50

Year Ended December 31, 2017	High	Low
First Quarter	$26.30	$22.95
Second Quarter	28.48	24.05
Third Quarter	29.00	25.88
Fourth Quarter	31.50	26.00

Number of Stockholders

As of March 5, 2018, there were 68 holders of record of the Company’s common stock.

Due to the fact that many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2016 or 2017. The Company presently intends to retain all of its earnings to provide funds for the operation of its business and strategic acquisitions, although it would consider paying cash dividends in the future. Any decision to pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, strategic plans, capital requirements, financial condition, provisions of the Company’s borrowing arrangements, applicable law and other factors the Company’s board of directors considers relevant.

Issuer Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. There was no share repurchase activity for the years ended December 31, 2017 and December 31, 2016. During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587,000. At December 31, 2017, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report. The selected statements of income data for the years ended December 31, 2017, 2016 and 2015, and the selected balance sheet data as of December 31, 2017 and 2016, are derived from our audited consolidated financial statements, which are included elsewhere in this Report. The selected statements of income data for the years ended December 31, 2014 and 2013, and the selected balance sheet data at December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements not included in this Report.

Selected Consolidated Financial Data:

	Years Ended December 31
	(in thousands, except per share data)
Consolidated Statements of Income data	2017	2016	2015	2014	2013
Net sales	$147,843	$146,132	$138,850	$139,307	$139,223
Gross profit	$35,487	$34,650	$37,454	$36,880	$41,014
Operating income	$11,693	$12,237	$11,714	$11,561	$17,398
Net income from consolidated operations	$9,210	$7,970	$7,593	$7,559	$11,276
Diluted earnings per common share	$1.26	$1.10	$1.05	$1.05	$1.59
Weighted average number of diluted common shares outstanding	7,337	7,275	7,206	7,175	7,105

	As of December 31
	(in thousands)
Consolidated Balance Sheets data	2017	2016	2015	2014	2013
Working capital	$65,131	$60,291	$52,620	$55,658	$56,398
Total assets	$138,207	$127,934	$119,635	$112,548	$104,908
Current installments of long-term debt	$-	$856	$1,011	$993	$976
Long-term debt, excluding current installments	$-	$-	$859	$1,873	$2,867
Total liabilities	$14,495	$14,881	$16,063	$17,556	$19,318
Total stockholders' equity	$123,712	$113,053	$103,572	$94,992	$85,590

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics, composites and natural fiber materials, providing solutions to customers primarily within the medical, automotive, consumer, electronics, industrial and aerospace and defense markets. The Company consists of a single operating and reportable segment.

The Company grew sales by 1.2% for its fiscal year ended December 31, 2017, largely due to sales increases to customers in the medical and consumer markets, which were partially offset by a large decrease in sales to customers in the automotive market. Improvements in both gross profit and selling, general and administrative expenses as a percentage of sales, plus a favorable income tax rate, helped generate a 14.5% increase in earnings per diluted share outstanding.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Dielectrics Acquisition

As previously disclosed, on February 1, 2018, the Company acquired Dielectrics, Inc. pursuant to a stock purchase agreement and related agreements for an aggregate purchase price of $80 million in cash. In connection with its acquisition of Dielectrics, the Company expects to expense approximately $1.1 million in transaction costs in the first quarter of 2018.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s Consolidated Statements of Income:

	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	76.0%	76.3%	73.0%
Gross profit	24.0%	23.7%	27.0%
Selling, general, and administrative expenses	16.1%	16.5%	17.3%
Restructuring costs	0.0%	0.3%	1.3%
Material overcharge settlement	-0.1%	-1.4%	0.0%
Operating income	8.0%	8.3%	8.4%
Total other income	-0.1%	-0.1%	-0.1%
Income before taxes	8.1%	8.4%	8.5%
Income tax expense	1.9%	2.9%	3.0%
Net income from consolidated operations	6.2%	5.5%	5.5%

2017 Compared to 2016

Sales

Net sales increased 1.2% to $147.8 million for the year ended December 31, 2017 from net sales of $146.1 million in 2016, primarily due to increases in sales to customers in the medical, aerospace and defense and consumer markets of approximately 8.1%, 5.2% and 4.4%, respectively, partially offset by decreases in sales to customers in the automotive and industrial markets of approximately 15.1% and 7.4%, respectively. The increase in sales to customers in the medical market was largely due to general growth in demand for products of our medical customers. The increase in sales to customers in the aerospace and defense market was largely due to increased government spending on defense. The increase in sales to customers in the consumer market was largely due to increased demand for molded fiber protective packaging for consumer products. The decrease in sales to customers in the automotive market was largely due to the phase-out of the Company’s automotive door panel program for Mercedes Benz, which began in 2004, as well as reductions in demand on certain legacy programs. Sales for the Company’s Mercedes Benz program were approximately $3.0 million in 2017 and are expected to be modest in 2018, as the program ends in the first quarter of 2018. Following the cessation of the Mercedes Benz program, the Company plans to cease operations and vacate its Georgia facility when that lease expires in April of 2018.

Gross Profit

Gross profit as a percentage of sales (“Gross Margin”) increased to 24.0% for the year ended December 31, 2017, from 23.7% in 2016. As a percentage of sales, material and direct labor costs collectively decreased approximately 1.2%, while overhead increased approximately 1.0%. The decrease in material and direct labor costs was primarily due to manufacturing efficiencies realized as a result of initiatives began in the second half of 2017. The increase in overhead was primarily due to higher indirect labor and benefits associated with hires made in the second half of 2017.

Selling, General and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) decreased 1.1% to $23.8 million for the year ended December 31, 2017, from $24.1 million in 2016. As a percentage of sales, SG&A decreased to 16.1% in 2017 from 16.5% in 2016. The decrease in SG&A for the year ended December 31, 2017, is primarily due to general cost containment efforts. In connection with its acquisition of Dielectrics, the Company expects to expense approximately $1.1 million in transaction costs in the first quarter of 2018.

Restructuring Costs

On March 18, 2015, the Company committed to move forward with a plan to cease operations at its Raritan, New Jersey, plant and consolidate operations into its Newburyport, Massachusetts, facility and other UFP facilities. The Company’s decision was in response to a continued decline in business at the Raritan facility and the purchase of the facility in Newburyport. The activities related to this consolidation are complete.

The Company also relocated all operations in its Haverhill, Massachusetts, and Byfield, Massachusetts facilities and certain operations in its Georgetown, Massachusetts facility to Newburyport. The Haverhill and Byfield relocations were complete at December 31, 2015 and the partial Georgetown relocation was complete at June 30, 2017.

The Company has incurred approximately $2.1 million in one-time expenses in connection with the Massachusetts consolidations. Included in this amount are approximately $180,000 relating to employee severance payments and relocation costs, approximately $1.6 million in moving expenses and expenses associated with vacating the Raritan, Haverhill and Byfield properties, and approximately $360,000 in lease termination costs. Total cash charges were approximately $2.0 million.

The Company recorded the following restructuring costs associated with the Massachusetts consolidations discussed above for the years ended December 31, 2017 and 2016 (in thousands):

Restructuring Costs	2017	2016

Relocation	$63	$420

Total restructuring costs	$63	$420

The 2017 and 2016 costs were reclassified in the Consolidated Statement of Income as “Restructuring Costs” from Cost of Sales.

Material Overcharge Settlement

The Company was a participant in a class action lawsuit against a number of polyurethane foam suppliers (“Defendants”) that was settled during the second quarter of 2016. The suit was filed to recover damages and obtain injunctive relief for Defendants’ alleged violations of the federal antitrust laws with respect to the fixing of prices of polyurethane foam sold from January 1, 1999 through August 2010. For the years ended December 31, 2017 and 2016, the Company recorded gains of approximately $0.1 million and $2.1 million, respectively. The settlement amounts are recorded as “Material overcharge settlement” in the operating income section of the Consolidated Statements of Income.

Interest Income and Expense

The Company had net interest income of approximately $166,000 for the year ended December 31, 2017, compared to net interest income of approximately $80,000 for the year ended December 31, 2016. The increase in net interest income is due primarily to an increase in interest earned on money market accounts and certificates of deposit and decreasing interest costs on the Company’s term loans.

Income Taxes

The Company recorded income tax expense, as a percentage of income before income tax expense, of 22.3% for the year ended December 31, 2017 compared to 35.3% for the same period in 2016. The decrease in the effective tax rate was primarily due to a tax benefit of approximately $173,000 recorded as a result of the adoption of ASU No. 2016-09 on January 1, 2017 (See Note 1 to the consolidated financial statements) and a deferred tax benefit of approximately $1.5 million recorded as a result of a change in the statutory federal tax rate for 2018 and beyond.

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

The Company also relocated all operations in its Haverhill, Massachusetts, and Byfield, Massachusetts facilities and certain operations in its Georgetown, Massachusetts facility to Newburyport. The Haverhill and Byfield relocations were complete at December 31, 2015 and the Georgetown relocation was complete at June 30, 2017.

The Company has incurred approximately $2.1 million in one-time expenses in connection with the Massachusetts consolidations. Included in this amount are approximately $180,000 relating to employee severance payments and relocation costs, approximately $1.6 million in moving expenses and expenses associated with vacating the Raritan, Haverhill and Byfield properties, and approximately $360,000 in lease termination costs. Total cash charges were approximately $2.0 million.

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

The Company recorded the following restructuring costs associated with the consolidations discussed above for the years ended December 31, 2016 and 2015 (in thousands):

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

Material Overcharge Settlement

The Company was a participant in a class action lawsuit against a number of polyurethane foam suppliers (“Defendants”) that recently reached settlement. The suit was filed to recover damages and obtain injunctive relief for Defendants’ alleged violations of the federal antitrust laws with respect to the fixing of prices of polyurethane foam sold from January 1, 1999 through August 2010. The Company recorded a gain of approximately $2.1 million during the year ended December 31, 2016. The settlement amount is recorded as “Material overcharge settlement” in the operating income section of the Consolidated Statements of Income.

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

Cash Flows

Net cash provided by operations for the year ended December 31, 2017 was approximately $17.5 million and was primarily a result of net income generated of approximately $9.2 million, depreciation and amortization of approximately $5.6 million, share-based compensation of approximately $1.1 million, a decrease in inventory of approximately $1.3 million primarily due to management initiatives, a decrease in prepaid expenses of approximately $0.4 million due to reduced equipment prepayments, and an increase in accounts payable and accrued expenses of approximately $1.1 million due to the timing of vendor payments in the ordinary course of business. These cash inflows and adjustments to income were partially offset by a decrease in deferred income taxes of approximately $1.0 million due primarily to the result of a change in the statutory federal tax rate for 2018 and beyond and an increase in refundable income taxes of approximately $0.2 million.

Net cash used in investing activities during the year ended December 31, 2017 was approximately $10.4 million of which approximately $4.7 million was the result of an expansion to our manufacturing facility in Newburyport, Massachusetts, and approximately $5.7 million the result of other additions of technology, manufacturing machinery, and equipment across the Company.

Net cash used in financing activities was approximately $0.5 million for the year ended December 31, 2017, representing cash used to service term debt of approximately $0.9 million and to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $0.3 million, partially offset by net proceeds received upon stock option exercises of approximately $0.7 million.

Outstanding and Available Debt

As of December 31, 2017, the Company had an unsecured $40 million revolving credit facility with Bank of America, N.A. pursuant to the Credit Agreement dated December 2, 2013, as amended. The credit facility called for interest of LIBOR plus a margin that ranged from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin was dependent upon Company performance. Under the credit facility, the Company was subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Company’s $40 million credit facility was to mature on November 30, 2018.

As of December 31, 2017, the Company had no borrowings outstanding under the credit facility. Included in the credit facility were approximately $0.6 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies. As of December 31, 2017, the Company was in compliance with all covenants under the credit facility.

Subsequent Events

Dielectrics Acquisition

As previously disclosed, on February 1, 2018, the Company acquired Dielectrics, Inc. pursuant to a stock purchase agreement and related agreements for an aggregate purchase price of $80 million in cash. In connection with its acquisition of Dielectrics, the Company expects to expense approximately $1.1 million in transaction costs in the first quarter of 2018. For more information, see Item 1A Risk Factors—“We may pursue acquisitions or other strategic relationships that involve inherent risks, any of which may cause us to not realize anticipated benefits”.

Amended and Restated Credit Agreement

On February 1, 2018, the Company, as the borrower, entered into an unsecured $70 million Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer, and certain other lenders from time to time party thereto. The Amended and Restated Credit Agreement amends and restates the Company’s prior credit agreement, originally dated as of December 2, 2013.

The credit facilities under the Amended and Restated Credit Agreement consist of a $20 million unsecured term loan to UFP and an unsecured revolving credit facility, under which the Company may borrow up to $50 million.  The Amended and Restated Credit Facilities mature on February 1, 2023.  The proceeds of the Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of Dielectrics, as well as certain other permitted acquisitions.  Included in the Amended and Restated Credit Facilities is approximately $0.6 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

The Amended and Restated Credit Facilities call for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from .25% to zero. In both cases the applicable margin is dependent upon Company performance.  Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.  As of the date of this report, the Company had approximately $56 million in borrowings outstanding under the Amended and Restated Credit Facilities, which were used as partial consideration for the Dielectrics acquisition.

In connection with the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modifies the Company’s interest rate exposure by converting the term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its amended and restated credit facility. The Company generated cash of approximately $17.5 million in operations during the year ended December 31, 2017; however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance.

Throughout fiscal 2018, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants. The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business. The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financings and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first out flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. There were no share repurchases during the years ended December 31, 2017 and December 31, 2016. During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587,000. At December 31, 2017, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Commitments and Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2017 (in thousands):

		Payment Due By Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating Leases	3,106	651	1,269	1,186	-
Supplemental Retirement	50	25	25	-	-
Total	$3,156	$676	$1,294	$1,186	$-

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above. The Company’s principal sources of funds are its operations and its revolving credit facility. Although the Company generated cash from operations in the year ended December 31, 2017, it cannot guarantee that its operations will generate cash in future periods. Subject to the Risk Factors set forth in Part I, Item 1A of this Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that cash flow from operations will provide us with sufficient funds in order to fund our expected operations over the next twelve months.

The Company does not believe inflation has had a material impact on its results of operations in the last three years.

Off-Balance-Sheet Arrangements

In addition to operating leases, the Company’s off-balance-sheet arrangements include standby letters of credit which are included in the Company’s revolving credit facility. As of December 31, 2017, there was approximately $0.6 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies.

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

The Company’s annual impairment testing date is December 31. The Company performed a qualitative assessment (“step 0”) as of December 31, 2017, and determined that it was more likely than not that the fair value of its reporting unit exceeded its carrying amount. As a result, the Company is not required to proceed to a “step 1” impairment assessment. Factors considered included the 2014 step 1 analysis and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market cap, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability.

Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectible. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2017.

Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2017.

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

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2017, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. Interest under the Company’s credit facility with Bank of America, N.A. is based upon either the Prime rate or LIBOR and, therefore, future operations could be affected by interest rate changes. However, as of December 31, 2017, the Company had no borrowings outstanding under the revolving credit facility, and the Company believes the market risk associated with the facility is minimal.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2017, has been audited by Grant Thornton LLP, an independent registered public accounting firm, who also audited the Company’s consolidated financial statements. Grant Thornton’s attestation report on the Company’s internal control over financial reporting is included herein.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Index

Number	Description of Exhibit

3.01	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 15, 2004 (SEC File No. 001-12648)).

3.02	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009 (SEC File No. 001-12648)).

3.03	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.03 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009 (SEC File No. 001-12648)).

4.01	Specimen Certificate for shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993) (filed in paper format).

4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.01 hereto).

4.03	Rights Agreement, dated as of March 20, 2009, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes as Exhibit A, the Form of Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Shares of Preferred Stock of UFP Technologies, Inc. (incorporated by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009 (SEC File No. 001-12648)).

10.01	Form of Indemnification Agreement for directors and officers of the Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993) (filed in paper format). #

10.02	Facility Lease between Simco Automotive Trim, Inc. and Insite Atlanta, LLC (incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003 (SEC File No. 001-12648)).

Number	Description of Exhibit

10.03	First Amendment to Facility Lease between Simco Automotive Trim, Inc. and Max Warehousing, L.L.C., successor in interest to Insite Atlanta, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 13, 2015 (SEC File No. 001-12648)).

10.04	2016 Amendment to Lease between Simco Automotive Trim, Inc. and 6077 Fulton Industrial Boulevard, LLC (incorporated by reference to Exhibit 10.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 10, 2017 (SEC File No. 001-12648)).

10.05	Executive Non-qualified Excess Plan (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, filed with the SEC on November 13, 2006 (SEC File No. 001-12648)). #

10.06	UFP Technologies, Inc. 2003 Incentive Plan, as amended and restated (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on April 29, 2016 (SEC File No. 001-12648)). #

10.07	Employment Agreement with R. Jeffrey Bailly dated October 8, 2007 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2007 (SEC File No. 001-12648)). #

10.08	2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 10, 2013 (SEC File No. 001-12648)). #

10.09	Amendment No. 1 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to Exhibit 10.56 to the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2011 (SEC File No. 001-12648)). #

10.10	Facility Lease between the Company and Susana Property Co. (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012 (SEC File No. 001-12648)).

10.11	Amendment No. 2 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, filed with SEC on February 22, 2013 (SEC File No. 001-12648)). #

10.12	Form of 2016 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #

10.13	Form of 2016 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #

10.14	Form of 2017 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017 (SEC File No. 001-12648)). #

10.15	Form of 2017 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017 (SEC File No. 001-12648)). #

Number	Description of Exhibit

10.16	Form of 2018 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2018 (SEC File No. 001-12648)). #

10.17	Form of 2018 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2018 (SEC File No. 001-12648)). #

10.18	First Amendment to Facility Lease between the Company and Susana Property Co. dated July 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC on August 9, 2017 (SEC File No. 001-12648)).

10.19	Amended and Restated Credit and Guaranty Agreement, dated as of February 1, 2018 among the Company, the Guarantors from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer, Sole Lead Arranger and Sole Book Manager. *

10.20	Stock Purchase Agreement, dated as of January 30, 2018, by and among the Company, the Sellers defined therein, Dielectrics and the Sellers’ Representative. *

10.21	Agreement for the Purchase and Sale of Personal Goodwill, dated as of January 30, 2018, by and among the Company and Eric C. Stahl. *

10.22	Lease dated as of February 1, 2018, by and between Eric C. Stahl and the Company.*

21.01	Subsidiaries of the Company. *

23.01	Consent of Grant Thornton LLP. *

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Calculation Linkbase Document. *

101.LAB	XBRL Taxonomy Label Linkbase Document. *

101.PRE	XBRL Taxonomy Presentation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

*	Filed herewith.

**	Furnished herewith.

#	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date:	March 16, 2018	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 16, 2018
R. Jeffrey Bailly	President, and Director
/s/ Ronald J. Lataille	Chief Financial Officer, Senior Vice President,	March 16, 2018
Ronald J. Lataille	Principal Financial and Accounting Officer
/s/ Daniel C. Croteau	Director	March 16, 2018
Daniel C. Croteau
/s/ Cynthia Feldmann	Director	March 16, 2018
Cynthia Feldmann
/s/ Marc Kozin	Director	March 16, 2018
Marc Kozin
/s/ Thomas Oberdorf	Director	March 16, 2018
Thomas Oberdorf
/s/ Robert W. Pierce, Jr.	Director	March 16, 2018
Robert W. Pierce, Jr.
/s/ Lucia Luce Quinn	Director	March 16, 2018
Lucia Luce Quinn

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2017 and 2016

And for the Years Ended December 31, 2017, 2016 and 2015

With Reports of Independent Registered Public Accounting Firm

F-1

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UFP Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Boston, Massachusetts

March 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UFP Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 16, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 16, 2018

UFP TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$37,978	$31,359
Receivables, net	21,381	21,249
Inventories	12,863	14,151
Prepaid expenses	1,835	2,281
Refundable income taxes	1,017	807
Total current assets	75,074	69,847
Property, plant and equipment	106,716	96,806
Less accumulated depreciation and amortization	(53,064)	(48,290)
Net property, plant and equipment	53,652	48,516
Goodwill	7,322	7,322
Intangible assets, net	-	318
Non-qualified deferred compensation plan	2,015	1,778
Other assets	144	153
Total assets	$138,207	$127,934

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,180	$4,002
Accrued expenses	5,763	4,698
Current installments of long-term debt	-	856
Total current liabilities	9,943	9,556
Deferred income taxes	2,440	3,459
Non-qualified deferred compensation plan	2,030	1,682
Other liabilities	82	184
Total liabilities	14,495	14,881
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,309,909 and 7,280,350 shares issued and outstanding, respectively at December 31, 2017; and 7,242,023 and 7,212,464 shares issued and outstanding, respectively at December 31, 2016	73	72
Additional paid-in capital	26,664	25,216
Retained earnings	97,562	88,352
Treasury stock at cost, 29,559 shares at December 31, 2017 and 2016 respectively	(587)	(587)
Total stockholders' equity	123,712	113,053
Total liabilities and stockholders' equity	$138,207	$127,934

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015

Net sales	$147,843	$146,132	$138,850
Cost of sales	112,356	111,482	101,396
Gross profit	35,487	34,650	37,454
Selling, general, and administrative expenses	23,845	24,105	24,008
Restructuring costs	63	420	1,756
Material overcharge settlement	(121)	(2,114)	-
Loss (Gain) on sales of property, plant and equipment	7	2	(24)
Operating income	11,693	12,237	11,714
Other (income) expenses:
Interest income	(216)	(149)	(114)
Interest expense	50	69	87
Total other (income) expense	(166)	(80)	(27)
Income before income tax provision	11,859	12,317	11,741
Income tax expense	2,649	4,347	4,148
Net income from consolidated operations	$9,210	$7,970	$7,593
Net income per common share outstanding:
Basic	$1.27	$1.11	$1.07
Diluted	$1.26	$1.10	$1.05
Weighted average common shares outstanding:
Basic	7,248	7,190	7,102
Diluted	7,337	7,275	7,206

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017, 2016 and 2015

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2014	7,069	$71	$22,132	$72,789	-	-	$94,992

Share-based compensation	24	-	1,069	-	-	-	1,069
Exercise of stock options net of shares presented for exercise	77	1	357	-	-	-	358
Net share settlement of restricted stock units and stock option tax withholding	-	-	(209)	-	-	-	(209)
Excess tax benefits on share-based compensation	-	-	356	-	-	-	356
Repurchase of common stock	(30)	-	-	-	30	(587)	(587)
Net income	-	-	-	7,593	-	-	7,593

Balance at December 31, 2015	7,140	$72	$23,705	$80,382	30	$(587)	$103,572

Share-based compensation	33	-	1,056	-	-	-	1,056
Exercise of stock options net of shares presented for exercise	48	-	529	-	-	-	529
Net share settlement of restricted stock units and stock option tax withholding	(9)	-	(219)	-	-	-	(219)
Excess tax benefits on share-based compensation	-	-	145	-	-	-	145
Net income	-	-	-	7,970	-	-	7,970

Balance at December 31, 2016	7,212	$72	$25,216	$88,352	30	$(587)	$113,053

Share-based compensation	32	1	1,067	-	-	-	1,068
Exercise of stock options net of shares presented for exercise	47	1	676	-	-	-	677
Net share settlement of restricted stock units and stock option tax withholding	(11)	(1)	(295)	-	-	-	(296)
Net income	-	-	-	9,210	-	-	9,210

Balance at December 31, 2017	7,280	$73	$26,664	$97,562	30	$(587)	$123,712

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income from consolidated operations	$9,210	$7,970	$7,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,635	5,634	4,846
Loss on sales of property, plant and equipment	7	2	27
Share-based compensation	1,068	1,056	1,069
Deferred income taxes	(1,019)	576	437
Excess tax benefits on share-based compensation	-	(145)	(356)
Changes in operating assets and liabilities:
Receivables, net	(132)	(3,768)	(1,011)
Inventories	1,288	51	(1,309)
Prepaid expenses	446	(1,351)	(266)
Refundable income taxes	(210)	209	2,677
Accounts payable	93	(683)	(1,379)
Accrued expenses	1,065	(361)	(163)
Other liabilities	246	213	29
Other assets	(228)	(97)	325
Net cash provided by operating activities	17,469	9,306	12,519

Cash flows from investing activities:
Additions to property, plant and equipment	(10,382)	(7,206)	(15,742)
Proceeds from sale of property, plant and equipment	7	14	53
Net cash used in investing activities	(10,375)	(7,192)	(15,689)

Cash flows from financing activities:
Excess tax benefits on share-based compensation	-	145	356
Proceeds from the exercise of stock options, net of shares presented for exercise	677	529	358
Principal repayment of long-term debt	(856)	(1,014)	(996)
Payment of statutory withholding for stock options exercised and restricted stock units vested	(296)	(219)	(209)
Repurchases of common stock	-	-	(587)
Net cash used in financing activities	(475)	(559)	(1,078)

Net change in cash and cash equivalents	6,619	1,555	(4,248)
Cash and cash equivalents at beginning of year	31,359	29,804	34,052
Cash and cash equivalents at end of year	$37,978	$31,359	$29,804

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

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2017 and 2016, cash equivalents primarily consisted of money market accounts and certificates of deposit that are readily convertible into cash.

The Company maintains its cash in bank deposit accounts, money market funds, and certificates of deposit that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts, and does not believe it is exposed to any significant custodial credit risk on cash. The amounts contained within the Company’s main operating account with Bank of America at December 31, 2017, exceed the federal depository insurance limit by approximately $24.1 million.

(f)	Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectable. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2017.

(g)	Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method.

The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2017.

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

The Company’s annual impairment testing date is December 31. The Company performed a qualitative assessment (“step 0”) as of December 31, 2017, and determined that it was more likely than not that the fair value of its reporting unit exceeded its carrying amount. As a result, the Company is not required to proceed to a “step 1” impairment assessment. Factors considered included the 2014 step 1 analysis and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market cap, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability.

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

The Company issues share-based awards through several plans that are described in detail in Note 11. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Share-based compensation expense	$1,068	$1,056	$1,069

The compensation expense for stock options granted during the three-year period ended December 31, 2017, was determined as the fair value of the options using the Black Scholes valuation model. The assumptions are noted as follows:

	Years Ended December 31,
	2017			2016	2015
Expected volatility	27.4%	-	29.1%	29.7%	31.5%	-	32.3%
Expected dividends		None		None		None
Risk-free interest rate	1.56%	-	1.84%	0.9%	1.0%	-	1.2%
Exercise price	$27.05	–	$28.70	$22.02	$19.97	-	$22.36
Expected term (in years)	2.7	to	5.8	5.0		5.0
Weighted-average grant-date fair value	$5.59	-	$8.51	$6.11		$6.04

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

The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $525,000, $318,000 and $312,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

(m)	Deferred Rent

The Company accounts for escalating rental payments on a straight-line basis over the term of the lease.

(n)	Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales. Amounts charged to customers pertaining to these costs are included in net sales.

(o)	Research and Development

On a routine basis, the Company incurs costs related to research and development activity. These costs are expensed as incurred. Approximately $1.1 million, $1.3 million and $1.3 million were expensed in the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Company follows the provisions of Accounting Standards Codification (ASC) 280, Segment Reporting, which establish standards for the way public business enterprises report information and operating segments in annual financial statements (see Note 17).

(r)	Treasury Stock

The Company accounts for treasury stock under the cost method, using the first-in, first out flow assumption, and we include treasury stock as a component of stockholders’ equity. The Company did not repurchase any shares of common stock during the years ended December 31, 2017 and 2016.

Recent Accounting Pronouncements

ASC 606, Revenue from Contracts with Customers, requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This standard replaces most existing revenue recognition guidance. The concept guiding this new model is that revenue recognition will depict transfer of control to the customer in an amount that reflects consideration to which an entity expects to be entitled. The core principles supporting this framework include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. This new framework will require entities to apply significantly more judgment. This increase in management judgment will require expanded disclosure on estimation methods, inputs, and assumptions for revenue recognition. The standard permits the use of either the full retrospective or modified retrospective transition methods.

The Company will adopt the standard in the first quarter of 2018 using the modified retrospective transition method. The Company has identified its primary revenue streams, completed a review of a representative sample of contracts with its customers and has evaluated the impact of this ASU on its revenue streams and accounting policies. Based on the procedures completed, for a significant portion of the business, the recognition of revenue under the updated standard will occur at a point in time, which is consistent with current practice. The Company has identified certain revenue streams for which the recognition of revenue will be deferred and recognized over time, which is a change from current practice. These revenue streams include certain tooling sales and certain long-term agreements with variable pricing. The Company has determined the required adjustments under the modified retrospective transition method as of January 1, 2018 will result in (in thousands) an increase in deferred revenue (primarily related to a contract liability included in accrued expenses for the payment received on tooling sales) of $574, an increase in property, plant and equipment for capitalized costs of tooling to fulfill the contracts of $479 and a decrease in retained earnings of $95.

Also, in preparation for adoption of the standard, the Company has implemented internal controls and accounting processes to enable the preparation of financial information and have reached conclusions on key accounting assessments related to the standard. The Company continues to assess the impact the adoption of this guidance will have on its disclosures and on the revenue streams of its recent acquisition, Dielectrics, Inc.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment. This ASU applies to all reporting entities that have goodwill reported in their financial statements. The amendments in this ASU eliminate Step 2 from the goodwill impairment test reducing the cost and complexity of evaluating goodwill for impairment. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment date of its assets and liabilities as would be required in a business combination. Instead, under the amendments in this ASU, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. For public companies, the amendments in ASU 2017-04 are effective for the annual or any interim goodwill impairment tests for reporting periods beginning after December 15, 2019. This ASU should be applied prospectively and an entity is required to disclose the nature of and reason for the change in accounting principle upon transition. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. Management does not expect ASU 2017-04 to have a material impact on the Company's financial statements and disclosures.

Revisions

Certain revisions have been made to the 2016 and 2015 Condensed Consolidated Statements of Cash Flows to conform to the current year presentation relating to a change in presentation of capital expenditures. This revision resulted in an increase of $87,000 and a decrease of $579,000, for the years ended December 31, 2016 and 2015, respectively, in both the change in accounts payable and in additions to property, plant and equipment, net. These revisions had no impact on previously reported net income and are deemed immaterial to the previously issued financial statements.

(2)	Supplemental Cash Flow Information

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cash paid for:
Interest	$47	$66	$86
Income taxes, net of refunds	$3,878	$3,562	$1,459

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$85	$87	$579

During the years ended December 31, 2017, 2016 and 2015, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling approximately $172,000, $166,000 and $36,000, respectively.

(3)	Receivables

Receivables consist of the following (in thousands):

	December 31,
	2017	2016
Accounts receivable–trade	$22,033	$21,816
Less allowance for doubtful receivables	(652)	(567)
Receivables, net	$21,381	$21,249

Receivables are written off against these reserves in the period they are determined to be uncollectible, and payments subsequently received on previously written-off receivables are recorded as a reversal of the bad debt provision. The Company performs credit evaluations on its customers and obtains credit insurance on a large percentage of its accounts, but does not generally require collateral. The Company recorded a provision for doubtful accounts of approximately $116,000 and $126,000 for the years ended December 31, 2017 and 2016, respectively.

(4)	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2017	2016
Raw materials	$6,898	$7,111
Work in process	1,207	1,354
Finished goods	4,758	5,686
Total Inventory	$12,863	$14,151

(5)	Other Intangible Assets

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2017 and 2016 are as follows (in thousands):

	Patents	Non- Compete	Customer List	Total
Estimated useful life (in years)	14	5	5
Gross amount at December 31, 2017	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2017	(429)	(512)	(2,046)	$(2,987)
Net balance at December 31, 2017	$-	$-	$-	$-

Gross amount at December 31, 2016	$429	$512	$2,046	$2,987
Accumulated amortization at December 31, 2016	(429)	(449)	(1,791)	(2,669)
Net balance at December 31, 2016	$-	$63	$255	$318

Amortization expense related to intangible assets was approximately $318,000 for each of the years ended December 31, 2017, 2016 and 2015, respectively.

(6)	Property, Plant, and Equipment

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Land and improvements	$3,191	$3,191
Buildings and improvements	28,939	28,241
Leasehold improvements	2,553	2,759
Machinery & Equipment	58,602	54,633
Furniture, fixtures, computers & software	6,820	6,419
Construction in progress	6,611	1,563
	$106,716	$96,806

Depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015, were approximately $5.3 million, $5.3 million and $4.5 million, respectively.

(7)	Indebtedness

On December 2, 2013, the Company entered into an unsecured $40 million revolving credit facility with Bank of America, N.A. The credit facility called for interest of LIBOR plus a margin that ranged from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranged from 0.25% to zero. In both cases the applicable margin was dependent upon Company performance. Under the credit facility, the Company was subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The credit facility was amended effective December 31, 2014, to modify the definition of “consolidated fixed-charge coverage ratio”. The Company’s $40 million credit facility was to mature on November 30, 2018.

As of December 31, 2017, the Company had no borrowings outstanding under the credit facility. Included in the credit facility were approximately $0.6 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies. As of December 31, 2017, the Company was in compliance with all covenants under the credit facility.

On February 1, 2018, the Company amended and restated the credit facility (see Note 22).

Long-term debt consists of the following (in thousands):

	December 31,
	2017	2016
Equipment loans	$-	$856
Total long-term debt	-	856
Current installments	-	(856)
Long-term debt, excluding current installments	$-	$-

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2017	2016
Compensation	$2,536	$2,144
Benefits / self-insurance reserve	334	180
Paid time off	990	990
Commissions payable	309	260
Other	1,594	1,124
	$5,763	$4,698

(9)	Income Taxes

The Company’s income tax provision for the years ended December 31, 2017, 2016 and 2015 consists of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current
Federal	$3,117	$3,120	$3,131
State	551	651	580
	3,668	3,771	3,711
Deferred
Federal	(1,091)	546	508
State	72	30	(71)
	(1,019)	576	437

Total income tax provision	$2,649	$4,347	$4,148

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Reserves	$398	$531
Inventory capitalization	228	427
Compensation programs	394	578
Retirement liability	7	19
Equity-based compensation	158	257
Net operating loss carryforwards	-	40
Deferred rent	6	7
Intangible assets	274	340
Total deferred tax assets	1,465	2,199
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(3,305)	(4,767)
Goodwill	(600)	(891)
Total deferred tax liabilities	(3,905)	(5,658)
Net long-term deferred tax liabilities	$(2,440)	$(3,459)

The amounts recorded as deferred tax assets as of December 31, 2017 and 2016, represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company has total deferred tax assets of $1.5 million at December 31, 2017, that it believes are more likely than not to be realized in the carryforward period. Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 34.0% to income before income tax expense as follows:

	Years Ended December 31,
	2017	2016	2015
Computed “expected” tax rate	34.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	3.5	3.7	2.3
Meals and entertainment	0.3	0.2	0.3
R&D credits	(0.6)	(0.6)	(0.8)
Domestic production deduction	(2.6)	(2.5)	(2.5)
Non-deductible ISO stock option expense	0.1	0.3	0.4
Unrecognized tax benefits	-	(0.1)	-
Excess tax benefits on equity awards	(1.4)	-	-
Impact on deferred taxes of new legislation	(11.1)	-	-
Other	0.1	0.3	1.6
Effective tax rate	22.3%	35.3%	35.3%

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), resulting in significant modifications to existing law.  Our financial statements for the year ended December 31, 2017, reflect certain effects of the 2017 Tax Act in the fourth quarter of 2017, the period in which the legislation was enacted, which includes a reduction in the corporate tax rate from 35% to 21%. The interpretations of many provisions of the 2017 Tax Act are still unclear. We cannot predict when or to what extent any U.S. federal tax laws, regulations, interpretations, or rulings clarifying the 2017 Tax Act will be issued or the impact of any such guidance on us. It is also unclear how many U.S. states, if any, will incorporate these federal law changes, or portions thereof, into their tax codes. Any subsequent changes to state tax laws may impact our financial condition. Consistent with Staff Accounting Bulletin (“SAB”) No. 118 issued by the Securities and Exchange Commission (“SEC”), which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act, the Company provisionally recorded an income tax benefit of $1.5 million related to the 2017 Tax Act, including remeasurement of its deferred tax assets and liabilities, and executive compensation limitations under Internal Revenue Code Section 162(m), among others.  The Internal Revenue Service is expected to issue additional guidance clarifying provisions of the Act.  As additional guidance is issued, one or more of the provisional amounts may change. In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, and changes in assumptions. In the subsequent period, provisional amounts will be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by the U.S. Department of the Treasury.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by any state for income taxes with the exception of returns filed in Michigan which have been audited through 2004, income tax returns filed in Massachusetts which have been audited through 2007, income tax returns filed in Florida which have been audited through 2009, income tax returns filed in New Jersey which have been audited through 2012, and income tax returns in Colorado which have been audited through 2013. Federal and state tax returns for the years 2014 through 2017 remain open to examination by the IRS and various state jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) resulting from uncertain tax positions is as follows (in thousands):

	December 31,
	2017	2016
Gross UTB balance at beginning of fiscal year	$150	$162
Reductions for tax positions of prior years	-	(12)
Gross UTB balance at end of fiscal year	$150	$150

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2017 and 2016 is $150,000 and $150,000, respectively.

In addition, the total amount of accrued interest and penalties on uncertain tax positions at December 31, 2017 and 2016 is $153,000 and $153,000, respectively.

At December 31, 2017, all of the unrecognized tax benefits relate to tax returns of a specific state jurisdiction that are currently under examination. Accordingly, the Company expects a reduction of this amount in 2018, as the examination is expected to close within the next 12-months.

(10)	Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute both basic and diluted income per share consisted of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Basic weighted average common shares outstanding during the year	7,248	7,190	7,102
Weighted average common equivalent shares due to stock options and restricted stock units	89	85	104
Diluted weighted average common shares outstanding during the year	7,337	7,275	7,206

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted earnings per share because the effect would have been antidilutive. For the years ended December 31, 2017, 2016 and 2015, the number of stock awards excluded from the computation was 27,336, 52,377 and 72,495, respectively.

(11)	Stock Option and Equity Incentive Plans

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

The Company issues share-based awards through several plans that are described below. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Years Ended December 31,
Share-based compensation related to:	2017	2016	2015
Common stock grants	$505	$505	$513
Stock option grants	138	237	282
Restricted Stock Unit awards	425	314	274
Total share-based compensation	$1,068	$1,056	$1,069

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

Through December 31, 2017, 1,213,764 shares of common stock have been issued under the 2003 Incentive Plan, none of which have been restricted. An additional 56,902 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies. The Company has also granted awards in the form of stock options under this Plan. Through December 31, 2017, 185,000 options have been granted and 94,375 options are outstanding. At December 31, 2017, 893,615 shares or options are available for future issuance in the 2003 Incentive Plan.

Director Plan

Effective July 15, 1998, the Company adopted the 1998 Director Plan, which was amended and renamed, on June 3, 2009, the 2009 Non-Employee Director Stock Incentive Plan (the “Director Plan”). The Director Plan was amended on March 7, 2013, to (i) prohibit the repricing of stock options or other equity awards without the consent of the Company’s shareholders, and (ii) prohibit the Company from buying out underwater stock options. The Director Plan, as amended, provides for the issuance of stock options and other equity-based securities of up to 975,000 shares to non-employee members of the Company’s board of directors. Through December 31, 2017, 338,146 options have been granted and 129,879 options are outstanding. For the year ended December 31, 2017, 3,882 shares of common stock were issued and 115,336 shares remained available to be issued under the Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding December 31, 2016	232,578	$16.53
Granted	27,336	27.96
Exercised	(53,785)	27.09
Cancelled or expired	(3,750)	18.85
Outstanding December 31, 2017	202,379	$18.23	3.46	$1,950
Exercisable at December 31, 2017	186,129	$17.43	3.42	$1,933
Vested and expected to vest at December 31, 2017	202,379	$18.23	3.46	$1,950

During the years ended December 31, 2017, 2016 and 2015, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $0.6 million, $0.7 million and $1.3 million, respectively, and the total amount of consideration received from the exercise of these options was approximately $0.8 million, $0.7 million and $0.4 million, respectively. At its discretion, the Company allows option holders to surrender previously-owned common stock in lieu of paying the exercise price and withholding taxes. During the year ended December 31, 2017, 6,511 shares (6,511 for options and zero for taxes) were surrendered at an average market price of $26.45. During the year ended December 31, 2016, 6,514 shares (6,514 for options and zero for taxes) were surrendered at an average market price of $25.50. During the year ended December 31, 2015, 1,632 shares (1,632 for options and zero for taxes) were surrendered at an average market price of $21.97.

On February 21, 2017, the Company’s Compensation Committee approved the award of $400,000 payable in shares of the Company’s common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Equity Incentive Plan. The shares were issued on December 19, 2017.

On June 6, 2017, the Company issued 12,336 shares of unrestricted common stock to the non-employee members of the Company’s Board of Directors as part of their annual retainer for serving on the Board.

The Company grants RSUs to its executive officers. The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company. Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s closing stock price, and is charged, to expense ratably during the service period. No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested. The following table summarizes information about stock unit award activity during the year ended December 31, 2017:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2016	46,558	$20.05
Awarded	24,256	24.87
Shares vested	(13,419)	23.54
Outstanding at December 31, 2017	57,395	$21.03

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the year ended December 31, 2017, 4,377 shares were redeemed for this purpose at an average market price of $24.50. During the years ended December 31, 2016 and 2015, 3,389 and 3,405 shares were redeemed for this purpose at an average market price of $22.82 and $23.15, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2017, vest (in thousands):

	Options	Common Stock	Restricted Stock Units	Total
2018	44	-	370	414
2019	28	-	274	302
2020	28	-	187	215
2021	-	-	21	21
Total	100	-	852	952

Tax benefits totaling approximately $0, $145,000, and $356,000 were recognized as additional paid-in capital during the years ended December 31, 2017, 2016 and 2015, respectively, since the Company’s tax deductions exceeded the share-based compensation charge recognized for stock options exercised and RSUs vested.

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

The Company provides discretionary supplemental retirement benefits for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment. The Company recorded an expense of approximately $3,000, $4,000 and $4,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The present value of the supplemental retirement obligation has been calculated using a 3.5% discount rate and is included in other liabilities. Total projected future cash payments for the years ending December 31, 2018 and 2019 are approximately $25,000 for each year.

(14)	Commitments and Contingencies

(a)	Leases – The Company has operating leases for certain facilities that expire through 2022. Certain of the leases contain escalation clauses that require payments of additional rent as well as increases in related operating costs.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2017, are as follows (in thousands):

Years Ending December 31,	Operating Leases
2018	652
2019	625
2020	644
2021	637
2022	549
Total minimum lease payments	$3,107

Rent expense amounted to approximately $0.9 million, $0.8 million and $1.2 million in 2017, 2016 and 2015, respectively.

(b)	Legal – From time to time, the Company may be a party to various suits, claims and complaints arising in the ordinary course of business. In the opinion of management of the Company, these suits, claims and complaints should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(15)	Employee Benefit Plans

The Company maintains a profit sharing plan for eligible employees. Contributions to the Plan are made in the form of matching contributions to employee 401(k) deferrals, as well as discretionary profit sharing amounts determined by the Board of Directors to be funded by March 15 following each fiscal year. Contributions were approximately $770,000, $740,000 and $750,000 in 2017, 2016 and 2015, respectively.

The Company has a partially self-insured health insurance program that covers all eligible participating employees. The maximum liability is limited by a stop loss of $225,000 per insured person, along with an aggregate stop loss determined by the number of participants.

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

The compensation withheld from Plan participants, together with gains or losses determined by the participants’ deferral elections is reflected as a deferred compensation obligation to participants, and is classified within other liabilities in the accompanying balance sheets. At December 31, 2017 and 2016, the balance of the deferred compensation liability totaled approximately $2.0 and $1.7 million, respectively. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are reported within other assets in the accompanying balance sheets, and are accounted for based on the underlying cash surrender values of the policies, and totaled approximately $2.0 and $1.8 million as of December 31, 2017 and 2016, respectively.

(16)	Fair Value of Financial Instruments

Financial instruments recorded at fair value in the consolidated balance sheets, or disclosed at fair value in the footnotes, are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels defined by ASC 820, Fair Value Measurements and Disclosures, and directly related to the amount of subjectivity associated with inputs to fair valuation of these assets and liabilities, are as follows:

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

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the year ended December 31, 2017. A vast majority of the Company’s assets are located in the United States.

The Company’s custom products are primarily sold to customers within the Medical, Automotive, Consumer, Aerospace and Defense, Electronics and Industrial markets. Sales by market for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017		2016		2015
Market	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$69,910	47.3%	$64,687	44.3%	$57,297	41.3%
Automotive	23,118	15.7%	27,217	18.6%	26,879	19.4%
Consumer	22,486	15.2%	21,541	14.7%	17,274	12.4%
Aerospace & Defense	11,536	7.8%	10,967	7.5%	13,154	9.5%
Electronics	10,842	7.3%	10,979	7.5%	13,218	9.5%
Industrial	9,951	6.7%	10,741	7.4%	11,028	7.9%
Net Sales	$147,843	100.0%	$146,132	100.0%	$138,850	100.0%

Certain amounts for the year ended December 31, 2016 were reclassified between markets to conform to the current year presentation.

(18)	Quarterly Financial Information (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share data):

2017	Q1	Q2	Q3	Q4
Net sales	$37,053	$37,886	$35,684	$37,220
Gross profit	9,516	9,941	8,193	7,837
Net income	2,171	2,630	1,695	2,714
Basic net income per share	0.30	0.36	0.23	0.38
Diluted net income per share	0.30	0.36	0.23	0.37

2016	Q1	Q2	Q3	Q4
Net sales	$34,503	$37,902	$37,220	$36,507
Gross profit	7,727	10,295	8,452	8,176
Net income	1,075	2,735	2,669	1,491
Basic net income per share	0.15	0.38	0.37	0.21
Diluted net income per share	0.15	0.38	0.37	0.20

(19)	Plant Consolidation

On March 18, 2015, the Company committed to move forward with a plan to cease operations at its Raritan, New Jersey, plant and consolidate operations into its Newburyport, Massachusetts, facility and other UFP facilities. The Company’s decision was in response to a continued decline in business at the Raritan facility and the purchase of the facility in Newburyport. The activities related to this consolidation are complete.

The Company also relocated all operations in its Haverhill, Massachusetts, and Byfield, Massachusetts facilities and certain operations in its Georgetown, Massachusetts facility to Newburyport. The Haverhill and Byfield relocations were complete at December 31, 2015 and the partial Georgetown relocation was complete at June 30, 2017.

The Company has incurred approximately $2.1 million in one-time expenses in connection with the Massachusetts consolidations. Included in this amount are approximately $180,000 relating to employee severance payments and relocation costs, approximately $1.6 million in moving expenses and expenses associated with vacating the Raritan, Haverhill and Byfield properties, and approximately $360,000 in lease termination costs. Total cash charges were approximately $2.0 million.

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

The Company has recorded the following restructuring costs associated with the consolidations discussed above for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Restructuring Costs	MA	MA	MA	CA	Total

Employee severance	$-	$-	$178	$18	$196
Relocation	63	420	1,138	66	1,204
Lease termination	-	-	356	-	356

Total restructuring costs	$63	$420	$1,672	$84	$1,756

The 2017 and 2016 costs were reclassified in the Consolidated Statement of Income as “Restructuring Costs” from Cost of Sales. The 2015 costs were reclassified in the Consolidated Statement of Income as “Restructuring Costs” as follows: $1,669,000 from Cost of Sales, $36,000 from Selling, General and Administrative expenses and $51,000 from Gain on sales of property, plant and equipment.

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

The Company was a participant in a class action lawsuit against a number of polyurethane foam suppliers (“Defendants”) that was settled during the second quarter of 2016. The suit was filed to recover damages and obtain injunctive relief for Defendants’ alleged violations of the federal antitrust laws with respect to the fixing of prices of polyurethane foam sold from January 1, 1999 through August 2010. During the years ended December 31, 2017 and 2016, the Company received settlement amounts of approximately $0.1 million and $2.1 million, respectively. The settlement amounts for the years ended December 31, 2017 and 2016 are recorded as “Material overcharge settlement” in the operating income section of the Consolidated Statements of Income.

(22)	Subsequent Events

Dielectrics Acquisition

As previously disclosed, on February 1, 2018, the Company acquired Dielectrics, Inc. pursuant to a stock purchase agreement and related agreements for an aggregate purchase price of $80 million in cash. In connection with its acquisition of Dielectrics, the Company expects to expense approximately $1.1 million in transaction costs in the first quarter of 2018.

Amended and Restated Credit Agreement

On February 1, 2018, the Company, as the borrower, entered into an unsecured $70 million Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer, and certain other lenders from time to time party thereto. The Amended and Restated Credit Agreement amends and restates the Company’s prior credit agreement, originally dated as of December 2, 2013.

The credit facilities under the Amended and Restated Credit Agreement consist of a $20 million unsecured term loan to UFP and an unsecured revolving credit facility, under which the Company may borrow up to $50 million.  The Amended and Restated Credit Facilities mature on February 1, 2023.  The proceeds of the Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of Dielectrics, as well as certain other permitted acquisitions.  Included in the Amended and Restated Credit Facilities is approximately $0.6 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies.

The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

The Amended and Restated Credit Facilities call for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from .25% to zero. In both cases the applicable margin is dependent upon Company performance.  Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.  As of March 16, 2018, the Company had approximately $56 million in borrowings outstanding under the Amended and Restated Credit Facilities, which were used as partial consideration for the Dielectrics acquisition.

In connection with the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modifies the Company’s interest rate exposure by converting the term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan.

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2017, 2016 and 2015

Accounts receivable, allowance for doubtful accounts:

	2017	2016	2015
Balance at beginning of year	$567	$499	$502
Provision for bad debt	116	126	16
Write-offs, net of recoveries	(31)	(58)	(19)
Balance at end of year	$652	$567	$499

