Form 10-Q
period 2018-03-31
UFP TECHNOLOGIES INC
filed 2018-05-10
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 2018

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

Yes ____; No   X

7,348,290 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of May 4, 2018.

UFP Technologies, Inc.

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$7,064	$37,978
Receivables, less allowance for doubtful accounts of $730 at March 31, 2018 and $652 at December 31, 2017	29,285	21,381
Inventories	18,258	12,863
Prepaid expenses	2,716	1,835
Refundable income taxes	776	1,017
Total current assets	58,099	75,074
Property, plant and equipment	113,935	106,716
Less accumulated depreciation and amortization	(55,148)	(53,064)
Net property, plant and equipment	58,787	53,652
Goodwill	51,838	7,322
Intangible assets, net	23,186	-
Non-qualified deferred compensation plan	2,126	2,015
Other assets	188	144
Total assets	$194,224	$138,207

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,412	$4,180
Accrued expenses	5,540	5,466
Deferred revenue	3,130	297
Current portion of long-term debt	2,857	-
Total current liabilities	16,939	9,943
Long-term debt, excluding current portion	46,429	-
Deferred income taxes	2,620	2,440
Non-qualified deferred compensation plan	2,148	2,030
Other liabilities	67	82
Total liabilities	68,203	14,495
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued or outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,351,172 and 7,321,613 shares issued and outstanding, respectively at March 31, 2018; 7,309,909 and 7,280,350 shares issued and outstanding, respectively at December 31, 2017	73	73
Additional paid-in capital	27,291	26,664
Retained earnings	99,244	97,562
Treasury stock at cost, 29,559 shares at March 31, 2018 and 29,559 at December 31, 2017	(587)	(587)
Total stockholders’ equity	126,021	123,712
Total liabilities and stockholders' equity	$194,224	$138,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$42,931	$37,053
Cost of sales	32,746	27,537
Gross profit	10,185	9,516
Selling, general & administrative expenses	6,592	6,316
Acquisition related costs	1,069	-
Gain on sale of fixed assets	(40)	(5)
Operating income	2,564	3,205
Interest income	(25)	(42)
Interest expense	273	14
Other income	(50)	-
Income before income tax expense	2,366	3,233
Income tax expense	589	1,062
Net income	$1,777	$2,171

Net income per share:
Basic	$0.24	$0.30
Diluted	$0.24	$0.30
Weighted average common shares outstanding:
Basic	7,300	7,216
Diluted	7,378	7,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$1,777	$2,171
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,832	1,395
Gain on sale of fixed assets	(40)	(5)
Share-based compensation	237	209
Deferred income taxes	346	78
Changes in operating assets and liabilities:
Receivables, net	(3,520)	(674)
Inventories	(977)	(260)
Prepaid expenses	(759)	(588)
Refundable income taxes	241	807
Other assets	(155)	(14)
Accounts payable	(290)	1,513
Accrued expenses	(1,445)	(682)
Deferred revenue	658	68
Non-qualified deferred compensation plan and other liabilities	103	120
Net cash (used in) provided by operating activities	(1,992)	4,138
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,494)	(1,463)
Acquisition of Dielectrics, net of cash acquired	(76,978)	-
Proceeds from sale of fixed assets	40	5
Net cash used in investing activities	(78,432)	(1,458)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	36,000	-
Payments on revolving line of credit	(6,000)	-
Proceeds from the issuance of long-term debt	20,000	-
Principal repayments of long-term debt	(714)	(256)
Proceeds from exercise of stock options, net of shares presented for exercise	368	79
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(144)	(107)
Net cash provided by (used in) financing activities	49,510	(284)
Net (decrease) increase in cash and cash equivalents	(30,914)	2,396
Cash and cash equivalents at beginning of period	37,978	31,359
Cash and cash equivalents at end of period	$7,064	$33,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company's 2017 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheet as of March 31, 2018, the condensed consolidated statements of income for the three-month periods ended March 31, 2018 and 2017, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2018 and 2017 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three-month period ended March 31, 2018, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which was subsequently updated (“ASC 606”). The Company adopted ASC 606 on January 1, 2018. See Note 2 for further details.

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

Revisions

Certain revisions have been made to the December 31, 2017 Condensed Consolidated Balance Sheet to conform to the current year presentation relating to a reclassification of deferred revenue. The reclassification resulted in an increase in deferred revenue and a decrease in accrued expenses in the amount of approximately $297,000. In addition, certain revisions have been made to the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017, also due to a reclassification of deferred revenue. The reclassification resulted in an increase to the change in deferred revenue and a decrease in the change in accrued expenses in the amount of approximately $68,000. These revisions had no impact on previously reported net income and are deemed immaterial to the previously issued financial statements.

(2)	Revenue Recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective transition method. Under this method, the Company applied ASC 606 to contracts under which all performance obligations were not complete as of January 1, 2018 and recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606. Prior period amounts are not adjusted and are reported in accordance with requirements in ASC 605, Revenue Recognition, which is also referred to herein as “legacy GAAP”.

The cumulative effect of the adoption on our condensed consolidated balance sheet, by applying the modified retrospective method as of January 1, 2018, is as follows (in thousands):

	As Reported		As Adjusted
	December 31, 2017	Cumulative Adjustments	January 1, 2018
Assets:
Property, plant and equipment	$106,716	$1,027	$107,743
Accumulated depreciation and amortization	(53,064)	(548)	(53,612)
Net property, plant and equipment	53,652	479	54,131

Liabilities:
Deferred revenue	297	574	871

Stockholders' equity:
Retained earnings	97,562	(95)	97,467

The following reflects the Company’s condensed consolidated balance sheet and condensed consolidated statement of income on an as reported basis and as if we had continued to recognize revenue under legacy GAAP (in thousands):

	March 31, 2018
	As Reported	Balances without adoption of ASC 606	Difference
Assets:
Property, plant and equipment	$113,935	$112,831	$1,104
Accumulated depreciation and amortization	(55,148)	(54,474)	(674)
Net property, plant and equipment	58,787	58,357	430

Liabilities:
Deferred revenue	3,130	2,613	517

Stockholders' equity:
Retained earnings	99,244	99,331	(87)

	For the three months ended March 31, 2018
	As Reported	Balances without adoption of ASC 606	Difference

Net sales	$42,931	$42,874	$57
Cost of sales	32,746	32,697	49
Gross profit	10,185	10,177	8

The following summarizes the significant changes under ASC 606 as compared to legacy GAAP:

•	Under legacy GAAP, the Company recognized revenue for certain customer tooling at the time the tooling was complete and accepted by the customer. Under ASC 606, as “control” of this tooling does not transfer to the customer, the related purchase orders do not qualify as an “accounting contract” and as a result the consideration received is recorded as deferred revenue and recognized over the estimated time for which parts are produced on each respective tool (approximately two years). The related costs to produce the tooling are capitalized and depreciated over the estimated useful life of the tool (approximately two years).

•	Under legacy GAAP, the Company recognized revenue on long-term agreements with variable pricing at the selling price that was in effect for the current period at the time of shipment. Under ASC 606, the Company will recognize revenue at the weighted average selling price for each part over the term of the agreement for any agreements where the Company estimates that we will not be able to achieve the cost reductions necessary to maintain a consistent margin over the term of the agreement. The Company has a limited number of long-term agreements with variable pricing.

The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of ASC 606 which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes all but an immaterial portion of its product sales upon shipment. The Company recognizes revenue from the sale of tooling primarily upon customer acceptance, with the exception of certain tooling where control does not transfer to the customer, which results in revenue being recognized over the estimated time for which parts are produced on each respective tool. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the good and are expensed when revenue is recognized.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to our customers (See Note 9 for further information regarding net sales by market):

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Net sales of products	$42,440	$36,657
Net sales of tooling	491	396

Total net sales	$42,931	$37,053

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, we have deferred revenue, or contract liabilities, included within “deferred revenue” on our condensed consolidated balance sheet.

Revenue recognized during the three months ended March 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $314,000. The following table presents opening and closing balances of contract liabilities for the three months ended March 31, 2018 (in thousands):

Contract Liabilities

Deferred revenue - January 1, 2018	$871
Acquired in Dielectrics business combination	2,175
Increases due to consideration received from customers	685
Revenue recognized - Q1 2018	(601)
Deferred revenue - March 31, 2018	$3,130

(3)	Supplemental Cash Flow Information

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash paid for:
Interest	$114	$14
Income taxes, net of refunds	-	79

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$197	$392

(4)	Fair Value of Financial Instruments

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

Level 2	March 31, 2018
Assets:
Derivative financial instruments	$50

Derivative financial instruments consist of an interest rate swap for which fair value is determined through the use of a pricing model, which utilizes verifiable inputs such as market interest rates that are observable at commonly quoted intervals for the full term of the swap agreement.

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

(5)	Share-Based Compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2017. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation related to:	2018	2017
Common stock grants	$100	$100
Stock option grants	15	9
Restricted Stock Unit awards ("RSUs")	122	100
Total share-based compensation	$237	$209

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $155,000 and $137,000 for the three-month periods ended March 31, 2018 and 2017, respectively.

The following is a summary of stock option activity under all plans for the three-month period ended March 31, 2018:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	202,379	$18.23
Granted	-	-
Exercised	(30,452)	28.94
Outstanding at March 31, 2018	171,927	$19.32	3.60	$1,750
Exercisable at March 31, 2018	155,677	$18.48	3.60	$1,715
Vested and expected to vest at March 31, 2018	171,927	$19.32	3.60	$1,750

During the three-month period ended March 31, 2018, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $514,000, and the total amount of consideration received by the Company from the exercised options was approximately $368,000. During the three-month period ended March 31, 2017, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $184,000, and the total amount of consideration received by the Company from the exercised options was approximately $79,000. At its discretion, the Company allows option holders to surrender previously-owned common stock in lieu of paying the exercise price and withholding taxes. During both of the three month periods ended March 31, 2018 and 2017, there were zero shares surrendered for this purpose.

On February 21, 2018, the Company’s Compensation Committee approved the award of $400,000, payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan. The shares will be issued in December 2018.

The following table summarizes information about RSUs activity during the three-month period ended March 31, 2018:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2017	57,395	$21.03
Awarded	22,399	29.30
Shares vested	(16,050)	23.55
Outstanding at March 31, 2018	63,744	$22.11

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares. During the three-month periods ended March 31, 2018 and 2017, 5,238 and 4,377 shares were surrendered at an average market price of $27.60 and $24.50, respectively.

As of March 31, 2018, the Company had approximately $1.5 million of unrecognized compensation expense that is expected to be recognized over a period of 4 years.

(6)	Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value, and consist of the following at the stated dates (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$8,761	$6,898
Work in process	3,331	1,207
Finished goods	6,166	4,758
Total inventory	$18,258	$12,863

(7)	Preferred Stock

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Basic weighted average common shares outstanding	7,300	7,216
Weighted average common equivalent shares due to stock options and RSUs	78	81
Diluted weighted average common shares outstanding	7,378	7,297

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three-month periods ended March 31, 2018 and 2017, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 15,000 and 35,193, respectively.

(9)	Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the three-month period ended March 31, 2018. All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Consumer, Automotive, Electronics, Industrial, and Aerospace and Defense markets. Net sales by market for the three -month periods ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018		2017
Market	Net Sales	%	Net Sales	%

Medical	$24,138	56.2%	$17,456	47.1%
Consumer	5,460	12.7%	4,441	12.0%
Automotive	5,356	12.5%	6,719	18.1%
Electronics	2,871	6.7%	2,909	7.9%
Industrial	2,627	6.1%	2,468	6.7%
Aerospace & Defense	2,479	5.8%	3,060	8.3%
Net Sales	$42,931	100.0%	$37,053	100.0%

Certain immaterial amounts for the three months ended March 31, 2017 were reclassified between markets to conform to the current period presentation.

(10)	Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of March 31, 2018, are as follows (in thousands):

	Tradename & Brand	Non- Compete	Customer List	Total
Estimated useful life	10 years	5 years	20 years
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(6)	(15)	(177)	$(198)
Net balance	$361	$447	$22,378	$23,186

The weighted-average amortization period for all intangible assets is 19.6 years. Amortization expense related to intangible assets was approximately $198,000 and $79,000 for the three-month periods ended March 31, 2018 and 2017, respectively. The estimated remaining amortization expense as of March 31, 2018 is as follows (in thousands):

Remainder of:
2018	$954
2019	1,257
2020	1,257
2021	1,257
2022	1,257
Thereafter	17,204
Total	$23,186

(11)	Income Taxes

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

The Company recorded tax expense of approximately 24.9% and 32.8% of income before income tax expense, respectively, for each of the three-month periods ended March 31, 2018 and 2017. The decrease in the effective tax rate for the current period is largely due to a change in the statutory federal tax rate for 2018 and share-based payment related tax benefits recorded of approximately $97,000. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), resulting in significant modifications to existing law. The Tax Act effected a reduction in the corporate tax rate from 35% to 21%, and changes to executive compensation limitations under IRC Section 162(m), among other changes. The Company made what it considers to be a reasonable estimate of the impact of the Tax Act in its financials for the year ended December 31, 2017. The Company has not recorded any changes to this estimate for the three month period ended March 31, 2018.

Staff Accounting Bulletin (“SAB”) No. 118 issued by the Securities and Exchange Commission (“SEC”), provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from and interpretations by, U.S. regulatory and standard-setting bodies, and changes in assumptions. In the subsequent period, provisional amounts will be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by the U.S. Department of the Treasury.

(12)	Indebtedness

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

On February 1, 2018, the Company, as the borrower, entered into an unsecured $70 million Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer, and certain other lenders from time to time party thereto. The Amended and Restated Credit Agreement amends and restates the Company’s prior credit agreement.

The credit facilities under the Amended and Restated Credit Agreement consist of a $20 million unsecured term loan and an unsecured revolving credit facility, under which the Company may borrow up to $50 million.  The Amended and Restated Credit Agreement matures on February 1, 2023.  The proceeds borrowed pursuant to the Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of Dielectrics Inc. (“Dielectrics”), as well as certain other permitted acquisitions. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

The Amended and Restated Credit Agreement calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from .25% to zero. In both cases the applicable margin is dependent upon Company performance.  Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.  As of March 31, 2018, the applicable interest rate was approximately 2.88% and the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Included in the Amended and Restated Credit Facilities were approximately $0.6 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies.

Long-term debt consists of the following (in thousands):

March 31, 2018
Revolving credit facility	$30,000
Term loan	19,286
Total long-term debt	49,286
Current portion	(2,857)
Long-term debt, excluding current portion	$46,429

Derivative Financial Instruments

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modifies the Company’s interest rate exposure by converting the term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was $19,285,714 at March 31, 2018. The fair value of the swap as of March 31, 2018 was approximately $50,000 and is included in other assets. Changes in the fair value of the swap are recorded in other income/expense and were approximately $50,000 during the three-months ended March 31, 2018.

(13)	Acquisition

On February 1, 2018 the Company purchased 100% of the outstanding shares of common stock of Dielectrics Inc., pursuant to a stock purchase agreement and related agreements, for an aggregate purchase price of $80 million in cash. The purchase price was subject to adjustment based upon Dielectrics’ working capital at closing. An additional $250,000 of consideration is due to be paid by the Company as a result of the final working capital adjustment. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses and liabilities. The Purchase Agreement contains customary representations, warranties and covenants customary for transactions of this type.

Founded in 1954 and based in Chicopee, Massachusetts, Dielectrics is a leader in the design, development, and manufacture of medical devices using thermoplastic materials. They primarily use radio frequency and impulse welding to design and manufacture solutions for the medical industry. In addition to the long-standing customer relationships, they bring to the Company a seasoned management team and a profitable book of business. The Company has leased the Chicopee location from a realty trust owned by the selling shareholder and affiliates. The lease is for five years with two five-year renewal options.

The following table summarizes the preliminary allocation of consideration paid to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s estimates of fair value. The final purchase price allocation may change based on final appraisals, valuations and analysis of the fair value of the acquired assets and assumed liabilities (in thousands):

Consideration Paid:
Cash paid at closing	$80,000
Working capital adjustment	250
Cash from Dielectrics	(3,272)
Total consideration	$76,978

Purchase Price Allocation:
Accounts receivable	$4,384
Inventory	4,418
Other current assets	122
Property, Plant and Equipment	4,600
Customer list	22,555
Non-compete	462
Trade name and brand	367
Goodwill	44,516
Total identifiable assets	$81,424
Accounts payable	(1,325)
Accrued expenses	(946)
Deferred revenue	(2,175)
Net Assets acquired	$76,978

Acquisition costs associated with the transaction were approximately $1.1 million and were charged to expense in the three-month period ended March 31, 2018. These costs were primarily for investment banking and legal fees and are reflected on the face of the income statement.

The following table contains an unaudited pro forma condensed consolidated statement of operations for the three month periods ended March 31, 2018 and 2017, as if the Dielectrics acquisition had occurred at the beginning of each of the respective periods (in thousands):

	Three-month Period Ended March 31,
	2018	2017
	(Unaudited)	(Unaudited)
Sales	$45,986	$47,428
Operating Income	$3,489	$4,368
Net Income	$2,375	$2,681
Earnings per share
Basic	$0.33	$0.37
Diluted	$0.32	$0.37

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the Dielectrics acquisition occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

The amount of revenue and net income of Dielectrics recognized since the acquisition date, which is included in the condensed consolidated statement of income for the period ended March 31, 2018, was approximately $6.0 million and $1.1 million, respectively.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects, anticipated trends in the different markets in which the Company competes, including the medical, automotive, consumer, electronics, industrial and aerospace and defense markets, anticipated new customer and vendor contracts, statements regarding anticipated advantages relating to the Company’s decisions to consolidate its facilities and the expected cost savings and efficiencies associated therewith, statements regarding the end of the Company’s automotive door panel program with Mercedes Benz, the closure of the Company’s Georgia plant and the resulting impact to revenues, anticipated advantages and the timing associated with requalification of parts, anticipated advantages of maintaining fewer, larger plants, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product lines, expectations regarding the manufacturing capacity and efficiencies of the Company, statements about the Company’s entry into new contracts, and the timing and anticipated advantages associated therewith, statements about the Company’s acquisition opportunities and strategies, statements about the Company’s acquisition of Dielectrics and the integration of the Dielectrics business, the Company’s participation and growth in multiple markets, its business opportunities, the Company’s growth potential and strategies for growth, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales and earnings or sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation risks and uncertainties associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of Dielectrics and any other acquisition candidates, risks and uncertainties associated with plant closures and consolidations, including the closure of the Company’s Georgia plant, and expected efficiencies from consolidating manufacturing, risks and uncertainties associated with the requalification and relocation of parts, the risk that the Company may not be able to finalize anticipated new customer and vendor contracts, risks associated with the implementation of new production equipment and requalification or recertification of transferred equipment in a timely, cost-efficient manner, and risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity. Accordingly, actual results may differ materially.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this Report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as well as the risks and uncertainties discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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

Sales for the Company for the three-month period ended March 31, 2018 grew 16% to $42.9 million from $37.1 million in the same period last year largely due to sales of approximately $6 million from Dielectrics. Although Dielectrics made a significant contribution to earnings, the Company expensed approximately $1.1 million in acquisition related expenses and incurred approximately $630,000 in losses at its Georgia plant as a result of the plant closing due to the phase-out of the Company’s door panel program for Mercedes-Benz. As a result, earnings-per-share declined to $0.24 in the current quarter from $0.30 last year. Neither of these two events are expected to impact earnings going forward.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Results of Operations

Sales

Sales for the three-month period ended March 31, 2018 increased approximately 15.9% to $42.9 million from sales of $37.1 million for the same period in 2017. The increase in sales was primarily due to Dielectric’s sales of approximately $6 million, which were all in the medical market. On a market basis, sales to customers in the medical and consumer markets grew 38% and 23%, respectively while sales to customers in the automotive market and aerospace and defense markets declined 20% and 19%, respectively. The increase in sales to customers in the medical market was primarily due to sales by Dielectrics as well as a general increase in demand from UFP customers. The increase in sales to customers in the consumer market was primarily due to sales of molded fiber protective packaging to a new customer. The decline in sales to customers in the automotive market was primarily due to the phase-out of the automotive door panel program for Mercedes-Benz. The decline in sales to customers in the aerospace and defense market was primarily due to the timing of purchase orders from the Company’s customers; the Company does not expect this to be indicative of the order pattern for the balance of the year.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 23.7% for the three-month period ended March 31, 2018, from 25.7% for the same period in 2017. As a percentage of sales, material and labor costs collectively increased 0.5%, while overhead increased 1.4%. The increase in collective material and labor costs as well as overhead as a percentage of sales is primarily due to costs incurred at the Company’s Georgia plant which had virtually no sales and approximately $0.5 million in overhead. As previously disclosed, the Company closed the Georgia plant in April 2018, at the end of the Company’s lease.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 4.4% to $6.6 million for the three-month period ended March 31, 2018, from $6.3 million for the same period in 2017. As a percentage of sales, SG&A decreased to 15.4% for the three-month period ended March 31, 2018, from 17.0% for the same three-month period in 2017. The increase in SG&A for the three-month period ended March 31, 2018 is primarily due to approximately $679,000 in SG&A expenses from Dielectrics partially offset by approximately $200,000 in lower selling compensation and approximately $75,000 in lower professional fees for the Company in the first quarter of 2018. The decrease in SG&A as a percentage of sales is primarily due to lower SG&A costs at UFP as well as lower SG&A as a percentage of sales at Dielectrics.

Acquisition Costs

The Company incurred approximately $1.1 million in costs associated with the Dielectrics acquisition which were charged to expense in the three-month period ended March 31, 2018. These costs were primarily for investment banking and legal fees and are reflected on the face of the income statement.

Interest Income and Expense

The Company had net interest expense of approximately $248,000 and net interest income of $28,000 for the three-month periods ended March 31, 2018 and 2017, respectively. The increase in net interest expense is primarily due to interest paid on the debt incurred to finance the Dielectrics acquisition.

Income Taxes

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), resulting in significant modifications to existing law.  The Tax Act effected a reduction in the corporate tax rate from 35% to 21%, and changed executive compensation limitations under IRC Section 162(m), among other changes. The Company made what it considers to be a reasonable estimate of the impact of the Tax Act in its financials for the year ended December 31, 2017. The Company has not recorded any changes to this estimate for the three month period ended March 31, 2018.

Staff Accounting Bulletin (“SAB”) No. 118 issued by the Securities and Exchange Commission (“SEC”), provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from and interpretations by, U.S. regulatory and standard-setting bodies, and changes in assumptions. In the subsequent period, provisional amounts will be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by the U.S. Department of the Treasury.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash used in operations for the three-month period ended March 31, 2018 was approximately $2.0 million and was primarily a result of net income generated of $1.8 million, depreciation and amortization of approximately $1.8 million, share-based compensation of $0.2 million, an increase in deferred taxes of $0.3 million, an increase in refundable income taxes of approximately $0.2 million, an increase in deferred revenue of approximately $0.7 million and an increase in other liabilities of approximately $0.1 million. These cash inflows and adjustments to income were offset by an increase in accounts receivable of approximately $3.5 million primarily due to increased sales in the last two months of the first quarter of 2018 over the same period of the fourth quarter of 2017 and the incremental receivables from the Dielectrics acquisition, an increase in inventory of approximately $1.0 million primarily due to in-process customer tooling, an increase in prepaid expenses of approximately $0.8 million due to upfront insurance premium payments and machinery deposits, an increase in other assets of approximately $0.1 million, and a decrease in accounts payable and accrued expenses of approximately $1.7 million due to the timing of vendor payments in the ordinary course of business and payments of year-end variable compensation.

Net cash used in investing activities during the three-month period ended March 31, 2018 was approximately $78.4 million and was primarily the result of the acquisition of Dielectrics and additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash used in financing activities was approximately $49.5 million during the three-month period ended March 31, 2018, representing borrowings under our credit facility to fund the Dielectrics acquisition of $56.0 million, repayments on our credit facility of approximately $6.7 million and to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $0.2 million, partially offset by net proceeds received upon stock options exercises of approximately $0.4 million.

Outstanding and Available Debt

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

On February 1, 2018, the Company, as the borrower, entered into an unsecured $70 million Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer, and certain other lenders from time to time party thereto. The Amended and Restated Credit Agreement amends and restates the Company’s prior credit agreement.

The credit facilities under the Amended and Restated Credit Agreement (the “Amended and Restated Credit Facilities”) consist of a $20 million unsecured term loan to UFP and an unsecured revolving credit facility, under which the Company may borrow up to $50 million.  The Amended and Restated Credit Facilities mature on February 1, 2023.  The proceeds of the Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of Dielectrics, as well as certain other permitted acquisitions. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

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

Included in the Amended and Restated Credit Facilities were approximately $0.6 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies. As of March 31, 2018, the Company was in compliance with all covenants under the credit facility.

Long-term debt consists of the following (in thousands):

March 31, 2018
Revolving credit facility	$30,000
Term loan	19,286
Total long-term debt	49,286
Current portion	(2,857)
Long-term debt, excluding current portion	$46,429

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its amended and restated credit facility. The Company used cash of approximately $2.0 million in operations during the three months ended March 31, 2018 and the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance.

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

Stock Repurchase Program

On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company did not repurchase any shares of its common stock under this program in the first three months of 2018. Through March 31, 2018, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587,000. At March 31, 2018, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance-Sheet Arrangements

In addition to operating leases, the Company’s off-balance-sheet arrangements include standby letters of credit which are included in the Company’s revolving credit facility. As of March 31, 2018, there was approximately $0.6 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company closed the acquisition of Dielectrics on February 1, 2018, and Dielectrics’ total assets and revenues constituted 43.1% and 14.0%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the three months ended March 31, 2018. As the acquisition occurred in the first quarter of fiscal 2018, the Company excluded Dielectrics’ internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from the scope in the year of acquisition, if specified conditions are satisfied.

An evaluation was also performed under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, of any change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Except as described above, that evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), did not require significant changes in our internal controls and procedures over financial reporting and disclosures. However, the Company made enhancements to existing internal controls and procedures to ensure compliance with the new guidance.

PART II:	OTHER INFORMATION

ITEM 1A:	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1 - Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. The Company did not repurchase any shares of its common stock under this program in the first three months of 2018. Through March 31, 2018, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587,000. At March 31, 2018, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6:	EXHIBITS

Exhibit No.	Description

10.1	Form of 2018 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2018 (SEC File No. 001-12648)). #
10.2	Form of 2018 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2018 (SEC File No. 001-12648)). #
10.3	Amended and Restated 2003 Incentive Plan. # *
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

__________________

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: May 10, 2018	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: May 10, 2018	By:	/s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

