Form 10-Q
period 2018-09-30
UFP TECHNOLOGIES INC
filed 2018-11-09
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 2018

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

Yes X ; No ____

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes   X ; No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Accelerated filer	☒
Non–accelerated filer	☐
Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____; No X

7,373,207 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of November 2, 2018.

UFP Technologies, Inc.

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2018	December 31, 2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,088	$37,978
Receivables, less allowance for doubtful accounts of $786 at September 30, 2018 and $652 at December 31, 2017	30,144	21,381
Inventories	19,902	12,863
Prepaid expenses	2,219	1,835
Refundable income taxes	966	1,017
Total current assets	58,319	75,074
Property, plant and equipment	112,503	106,716
Less accumulated depreciation and amortization	(54,044)	(53,064)
Net property, plant and equipment	58,459	53,652
Goodwill	51,838	7,322
Intangible assets, net	22,546	-
Non-qualified deferred compensation plan	2,323	2,015
Other assets	275	144
Total assets	$193,760	$138,207

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,970	$4,180
Accrued expenses	6,569	5,466
Deferred revenue	3,918	297
Current portion of long-term debt	2,857	-
Total current liabilities	21,314	9,943
Long-term debt, excluding current portion	31,000	-
Deferred income taxes	3,256	2,440
Non-qualified deferred compensation plan	2,328	2,030
Other liabilities	65	82
Total liabilities	57,963	14,495
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; zero shares issued or outstanding	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,402,766 and 7,373,207 shares issued and outstanding, respectively at September 30, 2018; 7,309,909 and 7,280,350 shares issued and outstanding, respectively at December 31, 2017	74	73
Additional paid-in capital	28,918	26,664
Retained earnings	107,392	97,562
Treasury stock at cost, 29,559 shares at both September 30, 2018 and December 31, 2017	(587)	(587)
Total stockholders’ equity	135,797	123,712
Total liabilities and stockholders' equity	$193,760	$138,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$47,808	$35,684	$139,758	$110,623
Cost of sales	35,377	27,491	104,156	82,973
Gross profit	12,431	8,193	35,602	27,650
Selling, general & administrative expenses	6,541	5,693	20,550	18,070
Acquisition-related costs	-	-	1,089	-
Restructuring costs	-	-	-	63
Material overcharge settlement	-	-	(104)	(121)
Loss (Gain) on sale of fixed assets	5	-	(51)	3
Operating income	5,885	2,500	14,118	9,635
Interest income	12	63	44	147
Interest expense	(355)	(12)	(1,032)	(39)
Other income	85	-	137	-
Income before income tax expense	5,627	2,551	13,267	9,743
Income tax expense	1,493	856	3,366	3,248
Net income	$4,134	$1,695	$9,901	$6,495

Net income per share:
Basic	$0.56	$0.23	$1.35	$0.90
Diluted	$0.56	$0.23	$1.34	$0.89
Weighted average common shares outstanding:
Basic	7,366	7,264	7,338	7,240
Diluted	7,435	7,353	7,406	7,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$9,901	$6,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,820	4,171
(Gain) loss on sale of fixed assets	(51)	3
Share-based compensation	963	842
Deferred income taxes	1,007	254
Changes in operating assets and liabilities:
Receivables, net	(4,379)	(795)
Inventories	(2,621)	1,015
Prepaid expenses	(262)	47
Refundable income taxes	51	(172)
Other assets	(439)	(138)
Accounts payable	2,249	429
Accrued expenses	(417)	554
Deferred revenue	1,446	104
Non-qualified deferred compensation plan and other liabilities	281	201
Net cash provided by operating activities	13,549	13,010
Cash flows from investing activities:
Additions to property, plant, and equipment	(4,521)	(6,880)
Acquisition of Dielectrics, net of cash acquired	(76,978)	-
Proceeds from sale of fixed assets	77	6
Net cash used in investing activities	(81,422)	(6,874)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	36,000	-
Payments on revolving line of credit	(20,000)	-
Proceeds from the issuance of long-term debt	20,000	-
Principal repayments of long-term debt	(2,143)	(772)
Proceeds from exercise of stock options, net of shares presented for exercise	1,270	630
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(144)	(107)
Net cash provided by (used in) financing activities	34,983	(249)
Net (decrease) increase in cash and cash equivalents	(32,890)	5,887
Cash and cash equivalents at beginning of period	37,978	31,359
Cash and cash equivalents at end of period	$5,088	$37,246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

The condensed consolidated balance sheet as of September 30, 2018, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2017 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm, but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three- and nine-month periods ended September 30, 2018, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2018.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which was subsequently updated (“Accounting Standards Codification (ASC) 606”). The Company adopted ASC 606 on January 1, 2018. See Note 2 for further details.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (ASC 842),” and issued subsequent amendments to the initial guidance in January 2018 within ASU No. 2018-01 and in July 2018 within ASU Nos. 2018-10 and 2018-11. The standard requires lessees to recognize leases on the balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustment. Currently, under existing U.S. generally accepted accounting principles, the Company does not recognize on the balance sheet a right-of-use asset or lease liability related to its operating leases. For income statement purposes, the leases will continue to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) and finance leases will result in a front-loaded expense pattern (similar to current capital leases). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The standard allows an entity to elect to have a date of initial application as of the beginning of the period of adoption. The standard provides for the option to elect a package of practical expedients upon adoption. The Company intends to adopt the standard on January 1, 2019 and continues to assess its lease population and its option to elect certain practical expedients as defined in the new standard. The Company expects expanded financial statement note disclosure in addition to recognizing a right-of-use asset and lease liability for its operating leases on the balance sheet. The Company continues to evaluate the impacts of the pending adoption. As such, the Company’s preliminary assessments are subject to change.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (ASC 350), Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance will be applied prospectively, and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company does not believe adoption will have a material impact on its financial condition or results of operations.

Revisions

Certain revisions have been made to the December 31, 2017 Condensed Consolidated Balance Sheet to conform to the current year presentation relating to a reclassification of deferred revenue. The reclassification resulted in an increase in deferred revenue and a decrease in accrued expenses in the amount of approximately $297,000. In addition, certain revisions have been made to the Condensed Consolidated Statements of Cash Flows for the nine-month period ended September 30, 2017, also due to a reclassification of deferred revenue. The reclassification resulted in an increase to the change in deferred revenue and a decrease in the change in accrued expenses in the amount of approximately $104,000. These revisions had no impact on previously reported net income and are deemed immaterial to the previously issued financial statements.

(2)	Revenue Recognition

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective transition method. Under this method, the Company applied ASC 606 to contracts under which all performance obligations were not completed as of January 1, 2018 and recognized the cumulative effect of initially applying the standard as an adjustment to the opening balance of retained earnings. Results for reporting periods beginning after January 1, 2018 are presented in accordance with ASC 606. Prior period amounts are not adjusted and are reported in accordance with requirements in ASC 605, Revenue Recognition, which is also referred to herein as “legacy GAAP”.

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

The following reflects the Company’s condensed consolidated balance sheet and condensed consolidated statement of income on an as-reported basis and as if we had continued to recognize revenue under legacy GAAP (in thousands):

	September 30, 2018
	As Reported	Balances without adoption of ASC 606	Difference
Assets:
Property, plant and equipment	$112,503	$111,230	$1,273
Accumulated depreciation and amortization	(54,044)	(53,145)	(899)
Net property, plant and equipment	58,459	58,085	374
Liabilities:
Deferred revenue	3,918	3,502	416
Deferred income taxes	3,256	3,281	(25)
Stockholders' equity:
Retained earnings	107,392	107,409	(17)

	For the Nine Months Ended September 30, 2018
	As Reported	Balances without adoption of ASC 606	Difference
Net sales	$139,758	$139,600	$158
Cost of sales	104,156	104,051	105
Gross profit	35,602	35,549	53

The following summarizes the significant changes under ASC 606 as compared to legacy GAAP:

•	Under legacy GAAP, the Company recognized revenue for certain customer tooling at the time the tooling was complete and accepted by the customer. Under ASC 606, as “control” of this tooling does not transfer to the customer, the related purchase orders do not qualify as an “accounting contract” and as a result the consideration received is recorded as deferred revenue and recognized over the estimated time for which parts are produced on each respective tool (approximately two years). The related costs to produce the tooling are capitalized and depreciated over the estimated useful life of the tool (approximately two years).

•	Under legacy GAAP, the Company recognized revenue on long-term agreements with variable pricing at the selling price that was in effect for the current period at the time of shipment. Under ASC 606, the Company will recognize revenue at the weighted average selling price for each part over the term of the agreement for any agreements where the Company estimates that we will not be able to achieve the corresponding cost changes necessary to maintain a consistent margin over the term of the agreement. The Company has a small number of long-term agreements with variable pricing.

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to our customers (in thousands) (See Note 9 for further information regarding net sales by market):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales of:
Products	$46,423	$35,301	$135,670	$109,196
Tooling and Machinery	537	277	2,135	1,150
Engineering services	848	106	1,953	277
Total net sales	$47,808	$35,684	$139,758	$110,623

Contract balances

The timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has deferred revenue (contract liabilities), included within “deferred revenue” on the condensed consolidated balance sheets.

The following table presents opening and closing balances of contract liabilities for the nine-month period ended September 30, 2018 (in thousands):

Contract Liabilities

Deferred revenue - January 1, 2018	$871
Acquired in Dielectrics business combination	2,175
Increases due to consideration received from customers	3,088
Revenue recognized	(2,216)
Deferred revenue - September 30, 2018	$3,918

Revenue recognized during the nine-month period ended September 30, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $527,000.

When invoicing occurs after revenue recognition, the Company has unbilled receivables (contract assets) included within “receivables” on the condensed consolidated balance sheet. Unbilled receivables were approximately $48,000 at September 30, 2018.

(3)	Supplemental Cash Flow Information

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash paid for:
Interest	$853	$37
Income taxes, net of refunds	2,308	3,167
Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$216	$527

(4)	Fair Value of Financial Instruments

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

Level 2	September 30, 2018
Assets:
Derivative financial instruments	$137

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

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (the vesting period of the equity grant).

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2017. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Share-based compensation related to:	2018	2017	2018	2017
Common stock grants	$100	$100	$405	$405
Stock option grants	9	4	143	130
Restricted Stock Unit awards ("RSUs")	163	102	415	307
Total share-based compensation	$272	$206	$963	$842

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $289,000 and $106,000 for the three-month periods ended September 30, 2018 and 2017, respectively, and approximately $649,000 and $441,000 for the nine-month periods ended September 30, 2018 and 2017, respectively.

The following is a summary of stock option activity under all plans for the nine-month period ended September 30, 2018:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	202,379	$18.23
Granted	10,344	31.20
Exercised	(78,680)	16.14
Outstanding at September 30, 2018	134,043	$20.46	4.75	$2,183
Exercisable at September 30, 2018	122,793	$19.71	4.80	$2,093
Vested and expected to vest at September 30, 2018	134,043	$20.46	4.75	$2,183

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

During the nine-month period ended September 30, 2018 and 2017, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $1.2 million and $577,000, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $1.3 million and $802,000, respectively. At its discretion, the Company allows option holders to surrender previously-owned common stock in lieu of paying the exercise price and withholding taxes. During the nine-month period ended September 30, 2018, no shares were surrendered for this purpose. During the nine-month period ended September 30, 2017, 6,511 shares were surrendered for this purpose at an average market price of $26.45.

On February 21, 2018, the Company’s Compensation Committee approved the award of $400,000, payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan. Subject to his continued employment and the terms of his employment agreement, the shares will be issued in December 2018.

The following table summarizes information about Restricted Stock Units (“RSUs”) activity during the nine-month period ended September 30, 2018:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2017	57,395	$21.03
Awarded	29,867	29.30
Shares vested	(16,050)	23.55
Outstanding at September 30, 2018	71,212	$23.48

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the nine-month periods ended September 30, 2018 and 2017, 5,328 and 4,377 shares were surrendered at an average market price of $27.60 and $24.50, respectively.

As of September 30, 2018, the Company had approximately $1.2 million of unrecognized compensation expense that is expected to be recognized over a period of 3.5 years.

(6)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$10,226	$6,898
Work in process	4,105	1,207
Finished goods	5,571	4,758
Total inventory	$19,902	$12,863

(7)	Preferred Stock

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

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	7,366	7,264	7,338	7,240
Weighted average common equivalent shares due to stock options and RSUs	69	89	68	86
Diluted weighted average common shares outstanding	7,435	7,353	7,406	7,326

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three- and nine-month periods ended September 30, 2018, the number of antidilutive stock awards excluded from the computation of diluted earnings per share was zero and 10,344, respectively. For the three- and nine-month periods ended September 30, 2017, the number of antidilutive stock awards excluded from the computation of diluted earnings per share was zero and 27,336, respectively.

(9)	Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the three- and nine-month periods ended September 30, 2018. All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Consumer, Automotive, Aerospace and Defense, Electronics and Industrial markets. Net sales by market for the three- and nine-month periods ended September 30, 2018 and 2017 are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$27,629	57.8%	$16,811	47.1%	$80,994	58.0%	$53,001	47.9%
Consumer	6,588	13.8%	5,714	16.0%	17,825	12.8%	14,928	13.5%
Automotive	4,572	9.6%	5,174	14.5%	14,993	10.7%	18,018	16.3%
Aerospace & Defense	3,814	8.0%	2,657	7.4%	9,381	6.7%	8,255	7.5%
Electronics	2,800	5.9%	2,821	7.9%	8,641	6.2%	8,898	8.0%
Industrial	2,405	5.0%	2,507	7.0%	7,924	5.7%	7,523	6.8%
Net Sales	$47,808	100.0%	$35,684	100.0%	$139,758	100.0%	$110,623	100.0%

Certain immaterial amounts for the three- and nine-months ended September 30, 2017 were reclassified between markets to conform to the current period presentation.

(10)	Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of September 30, 2018, are as follows (in thousands):

	Tradename & Brand	Non- Compete	Customer List	Total
Estimated useful life	10 years	5 years	20 years
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(24)	(62)	(752)	$(838)
Net balance	$343	$400	$21,803	$22,546

The weighted-average amortization period for all intangible assets is 19.6 years. Amortization expense related to intangible assets was approximately $314,000 and $79,000 for the three-month periods ended September 30, 2018 and 2017, respectively, and $838,000 and $239,000 for the nine-month periods ended September 30, 2018 and 2017, respectively. The estimated remaining amortization expense as of September 30, 2018 is as follows (in thousands):

Remainder of:
2018	$314
2019	1,257
2020	1,257
2021	1,257
2022	1,257
Thereafter	17,204
Total	$22,546

(11)	Income Taxes

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

The Company recorded tax expense of approximately 26.5% and 33.6% of income before income tax expense, for each of the three-month periods ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the current period is largely due to a change in the statutory federal tax rate for 2018 and share-based payment related tax benefits recorded in the three-month period ended September 30, 2018 of approximately $36,000. The Company recorded tax expense of approximately 25.4% and 33.3% of income before income tax expense, for each of the nine-month periods ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the current period is largely due to a change in the statutory federal tax rate for 2018 and share-based payment related tax benefits recorded in the nine-month period ended September 30, 2018 of approximately $220,000. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), resulting in significant modifications to existing law.  The 2017 Tax Act effected a reduction in the corporate tax rate from 35% to 21%, and changes to executive compensation limitations under IRC Section 162(m), among other changes. The Company made what it considers to be a reasonable estimate of the impact of the 2017 Tax Act in its financials for the year ended December 31, 2017. The Company has not recorded any changes to this estimate for the three-month period ended September 30, 2018.

Staff Accounting Bulletin (“SAB”) No. 118, issued by the Securities and Exchange Commission (“SEC”), provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies and changes in assumptions. In the subsequent period, provisional amounts will be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017 by the U.S. Department of the Treasury.

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

The credit facilities under the Amended and Restated Credit Agreement (the “Amended and Restated Credit Facilities”) consist of a $20 million unsecured term loan and an unsecured revolving credit facility, under which the Company may borrow up to $50 million. The Amended and Restated Credit Agreement matures on February 1, 2023.  The proceeds borrowed pursuant to the Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of Dielectrics Inc. (“Dielectrics”) (See Note 13), as well as certain other permitted acquisitions. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

The Amended and Restated Credit Agreement calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from .25% to zero. In both cases the applicable margin is dependent upon Company performance.  Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.  As of September 30, 2018, the applicable interest rate was approximately 3.26% and the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Included in the Amended and Restated Credit Facilities were approximately $0.6 million in standby letters of credit as a financial guarantee on worker’s compensation insurance policies.

Long-term debt consists of the following (in thousands):

September 30, 2018
Revolving credit facility	$16,000
Term loan	17,857
Total long-term debt	33,857
Current portion	(2,857)
Long-term debt, excluding current portion	$31,000

Derivative Financial Instruments

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on certain of its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, creating credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, in these circumstances the Company is not exposed to the counterparty’s credit risk. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modifies the Company’s interest rate exposure by converting the term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was $17,857,142 at September 30, 2018. The fair value of the swap as of September 30, 2018 was approximately $137,000 and is included in other assets. Changes in the fair value of the swap are recorded in other income/expense and resulted in income of approximately $85,000 and $137,000 during the three- and nine-month periods ended September 30, 2018, respectively.

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

Acquisition costs associated with the transaction were approximately $1.1 million and were charged to expense in the nine-month period ended September 30, 2018. These costs were primarily for investment banking and legal fees and are reflected on the face of the income statement.

The following table contains an unaudited pro forma condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2018 and 2017, as if the Dielectrics acquisition had occurred at the beginning of each of the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$47,808	$46,141	$142,813	$143,199
Operating Income	$5,885	$4,606	$13,970	$14,194
Net Income	$4,134	$2,834	$9,700	$8,788
Earnings per share:
Basic	$0.56	$0.39	$1.32	$1.21
Diluted	$0.56	$0.39	$1.31	$1.20

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the Dielectrics acquisition occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

The amount of revenue and net income of Dielectrics recognized since the acquisition date, which is included in the condensed consolidated statement of income for the nine month period ended September 30, 2018, was approximately $25.1 million and $4.4 million, respectively.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Forward-looking statements include, but are not limited to, statements about the Company’s future operating results, prospects, anticipated trends in the different markets in which the Company competes, including the medical, consumer, automotive, aerospace and defense, electronics and industrial markets, statements regarding the Company's acquisition and integration of Dielectrics and synergies associated with the Dielectrics business, anticipated advantages the Company expects to realize from its investments and capital expenditures, statements about new product offerings and program launches and the expected timing thereof, statements regarding anticipated advantages relating to the Company’s decisions to consolidate its facilities and the expected cost savings and efficiencies associated therewith, statements regarding the end of the Company’s automotive door panel program with Mercedes Benz, the closure of the Company’s Georgia plant and the resulting impact to revenues, anticipated advantages and the timing associated with requalification of parts, anticipated advantages of maintaining fewer, larger plants, expectations regarding the manufacturing capacity and efficiencies of the Company, statements about the Company’s entry into new contracts, and the timing and anticipated advantages associated therewith, statements about the Company’s acquisition opportunities and strategies, the Company’s participation and growth in multiple markets, its business opportunities, the Company’s growth potential and strategies for growth, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales and earnings or sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those anticipated. New product and program launches are often subject to lengthy manufacturing qualification processes, and the Company cannot assure that it will be able to launch new programs on a timely basis, if at all. New program launches may require significant start-up and other expenses prior to launch, as tooling and related manufacturing processes are developed, and the Company may experience manufacturing inefficiencies in connection with new program launches. As a result, new programs may not generate profits in accordance with anticipated timetables, or at all. Additional risks and uncertainties include, without limitation, risks and uncertainties associated with the Company's acquisition and integration of Dielectrics, risks associated with the effect of the acquisition of Dielectrics on the Company's earnings, risks and uncertainties associated with the identification of suitable acquisition candidates and the successful and efficient execution of acquisition transactions and integration of any acquisition candidates, risks and uncertainties associated with plant closures and consolidations, including the closure of the Company’s Georgia plant and expected efficiencies from consolidating manufacturing, risks and uncertainties associated with the requalification and relocation of parts, risks associated with the implementation of new production equipment and requalification or recertification of transferred equipment in a timely and cost-efficient manner, risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity, and risks related to our indebtedness and compliance with covenants contained in our financing arrangements. Accordingly, actual results may differ materially.

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

Overview

UFP Technologies is an innovative designer and custom converter of foams, plastics, composites, and natural fiber products, principally serving the medical, consumer, automotive, aerospace and defense, electronics and industrial markets. The Company consists of a single operating and reportable segment. As previously disclosed, on February 1, 2018, the Company acquired Dielectrics, Inc. pursuant to a stock purchase agreement and related agreements for an aggregate purchase price of $77 million net of Dielectrics’ cash.

Sales for the Company for the nine-month period ended September 30, 2018 grew 26.3% to $139.8 million from $110.6 million in the same 2017 period largely due to sales of approximately $25.1 million from Dielectrics. Although Dielectrics contributed significantly to earnings, the Company absorbed $1.1 million in transaction costs during the nine-month period ended September 30, 2018 as well as approximately $760,000 in losses associated with the closure of its manufacturing plant in Georgia. Despite these costs, for the nine-month period ended September 30, 2018, the Company generated increases of 46.5% and 52.4% in operating income and net income, respectively.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Results of Operations

Sales

Sales for the three-month period ended September 30, 2018 increased approximately 34.0% to $47.8 million from sales of $35.7 million for the same period in 2017. The increase in sales was primarily due to Dielectric’s sales of approximately $9.5 million, which were all in the medical market. On a market basis, sales to customers in the medical, aerospace and defense and consumer markets grew 64.3%, 43.6% and 15.3%, respectively, while sales to customers in the automotive market declined 11.6%. The increase in sales to customers in the medical market was primarily due to sales by Dielectrics as well as a 7.6% increase in demand from the Company’s legacy medical customers. The increase in sales to customers in the aerospace and defense market was largely due to a general uptick in government contract based orders. The increase in sales to customers in the consumer market was primarily due to sales of molded fiber protective packaging to a new customer. The decline in sales to customers in the automotive market was primarily due to the phase-out of the automotive door panel program for Mercedes-Benz.

Sales for the nine-month period ended September 30, 2018 increased approximately 26.3% to $139.8 million from sales of $110.6 million for the same period in 2017. The increase in sales was primarily due to Dielectric’s sales of approximately $25.1 million, which were all in the medical market. On a market basis, sales to customers in the medical, aerospace and defense and consumer markets grew 52.8%, 13.6% and 19.4%, respectively, while sales to customers in the automotive market declined 16.8%. The increase in sales to customers in the medical market was primarily due to sales by Dielectrics as well as a 5.4% increase in demand from the Company’s legacy medical customers. The increase in sales to customers in the aerospace and defense market was largely due to a general uptick in government contract based orders. The increase in sales to customers in the consumer market was primarily due to sales of molded fiber protective packaging to a new customer. The decline in sales to customers in the automotive market was primarily due to the phase-out of the automotive door panel program for Mercedes-Benz.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) increased to 26.0% for the three-month period ended September 30, 2018, from 23.0% for the same period in 2017. As a percentage of sales, material and labor costs collectively decreased 1.4%, while overhead decreased 1.6%. The decrease in collective material and labor costs as a percentage of sales is primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives, strategic price increases and an improvement in the overall book of business. The decrease in overhead as a percentage of sales is primarily due to the increase in sales on fixed overhead costs.

Gross margin increased to 25.5% for the nine-month period ended September 30, 2018, from 25.0% for the same period in 2017. As a percentage of sales, material and labor costs collectively decreased 0.5% primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives, strategic price increases and an improvement in the overall book of business.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 14.9% to $6.5 million for the three-month period ended September 30, 2018, from $5.7 million for the same period in 2017. As a percentage of sales, SG&A decreased to 13.7% for the three-month period ended September 30, 2018, from 16.0% for the same three-month period in 2017. The increase in SG&A for the three-month period ended September 30, 2018 is due to approximately $900,000 in SG&A expenses from Dielectrics and the decrease in SG&A as a percentage of sales is primarily due to lower SG&A as a percentage of sales at Dielectrics.

SG&A increased approximately 13.7% to $20.5 million for the nine-month period ended September 30, 2018, from $18.1 million for the same period in 2017. As a percentage of sales, SG&A decreased to 14.7% for the nine-month period ended September 30, 2018, from 16.3% for the same nine-month period in 2017. The increase in SG&A for the nine-month period ended September 30, 2018 is due to approximately $2.6 million in SG&A expenses from Dielectrics. The decrease in SG&A as a percentage of sales is primarily due lower SG&A as a percentage of sales at Dielectrics.

Acquisition Costs

The Company incurred approximately $1.1 million in costs associated with the Dielectrics acquisition which were charged to expense in the nine-month period ended September 30, 2018. These costs were primarily for investment banking and legal fees and are reflected on the face of the income statement.

Interest Income and Expense

The Company had net interest expense of approximately $343,000 and net interest income of $51,000 for the three-month periods ended September 30, 2018 and 2017, respectively. The increase in net interest expense is primarily due to interest paid on the debt incurred to finance the Dielectrics acquisition.

The Company had net interest expense of approximately $988,000 and net interest income of $108,000 for the nine-month periods ended September 30, 2018 and 2017, respectively. The increase in net interest expense is primarily due to interest paid on the debt incurred to finance the Dielectrics acquisition.

Income Taxes

The Company recorded tax expense of approximately 26.5% and 33.6% of income before income tax expense for each of the three-month periods ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the current period is largely due to a change in the statutory federal tax rate for 2018 and share-based payment related tax benefits recorded of approximately $36,000. The Company recorded tax expense of approximately 25.4% and 33.3% of income before income tax expense for each of the nine-month periods ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate for the current period is largely due to a change in the statutory federal tax rate for 2018 and share-based payment related tax benefits recorded of approximately $220,000. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), resulting in significant modifications to existing law.  The 2017 Tax Act effected a reduction in the corporate tax rate from 35% to 21%, and changed executive compensation limitations under IRC Section 162(m), among other changes. The Company made what it considers to be a reasonable estimate of the impact of the 2017 Tax Act in its financials for the year ended December 31, 2017. The Company has not recorded any changes to this estimate for the three month period ended September 30, 2018.

Staff Accounting Bulletin (“SAB”) No. 118, issued by the Securities and Exchange Commission (“SEC”), provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies and changes in assumptions. In the subsequent period, provisional amounts will be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017 by the U.S. Department of the Treasury.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the nine-month period ended September 30, 2018 was approximately $13.5 million and was primarily a result of net income generated of $9.9 million, depreciation and amortization of approximately $5.8 million, share-based compensation of $1.0 million, an increase in deferred taxes of $1.0 million, an increase in accounts payable of $2.2 million due to the timing of vendor payments in the ordinary course of business, an increase in deferred revenue of approximately $1.4 million due primarily to advanced billings on customer tooling projects and an increase in other liabilities of approximately $0.3 million. These cash inflows and adjustments to income were offset by an increase in accounts receivable of approximately $4.4 million primarily due to increased sales in the last two months of the third quarter of 2018 over the same period of 2017, an increase in inventory of approximately $2.6 million primarily due to in-process customer tooling and the building of inventory to support the higher sales, an increase in prepaid expenses of approximately $0.3 million, an increase in other assets of approximately $0.4 million, and a decrease in accrued expenses of approximately $0.4 million due to payments of year-end variable compensation.

Net cash used in investing activities during the nine-month period ended September 30, 2018 was approximately $81.4 million and was primarily the result of the acquisition of Dielectrics and additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash provided by financing activities was approximately $35.0 million during the nine-month period ended September 30, 2018, representing borrowings under our credit facility to fund the Dielectrics acquisition of $56.0 million and net proceeds received upon stock options exercises of approximately $1.3 million, partially offset by repayments on our credit facility and term loan of approximately $22.1 million, and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $0.2 million.

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

The credit facilities under the Amended and Restated Credit Agreement (the “Amended and Restated Credit Facilities”) consist of a $20 million unsecured term loan to the Company and an unsecured revolving credit facility, under which the Company may borrow up to $50 million.  The Amended and Restated Credit Facilities mature on February 1, 2023.  The proceeds of the Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of Dielectrics, as well as certain other permitted acquisitions. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

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

Included in the Amended and Restated Credit Facilities were approximately $0.6 million in standby letters of credit as a financial guarantee on worker’s compensation insurance policies. As of September 30, 2018, the Company was in compliance with all covenants under the credit facility.

Long-term debt consists of the following (in thousands):

September 30, 2018
Revolving credit facility	$16,000
Term loan	17,857
Total long-term debt	33,857
Current portion	(2,857)
Long-term debt, excluding current portion	$31,000

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its Amended and Restated Credit Facilities. The Company generated cash of approximately $13.5 million in operations during the nine months ended September 30, 2018; however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance.

Throughout the remainder of fiscal 2018, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants. The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business. The Company plans to use available cash to pay down amounts outstanding under its credit facility in an expeditious manner. The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financings and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

Stock Repurchase Program

On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company did not repurchase any shares of its common stock under this program in the first nine months of 2018. Through September 30, 2018, the Company repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587,000. At September 30, 2018, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance-Sheet Arrangements

In addition to operating leases, the Company’s off-balance-sheet arrangements include standby letters of credit which are included in the Company’s revolving credit facility. As of September 30, 2018, there was approximately $0.6 million in standby letters of credit as a financial guarantee on worker’s compensation insurance policies.

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

The Company closed the acquisition of Dielectrics on February 1, 2018, and Dielectrics’ total assets and revenues constituted 42.4% and 18.0%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the nine months ended September 30, 2018. As the acquisition occurred in the first quarter of fiscal 2018, the Company excluded Dielectrics’ internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from the scope in the year of acquisition, if specified conditions are satisfied.

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

Issuer’s Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. The Company did not repurchase any shares of its common stock under this program in the first nine months of 2018. Through September 30, 2018, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587,000. At September 30, 2018, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

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

UFP TECHNOLOGIES, INC.

Date: November 9, 2018	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: November 9, 2018	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

