Form 10-K
period 2018-12-31
UFP TECHNOLOGIES INC
filed 2019-03-15
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐        No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $133,051,330, based on the closing sales price of $30.85 per share of such stock on the NASDAQ Capital Market on June 29, 2018.

As of March 5, 2019, there were 7,409,047 shares of common stock, $0.01 par value per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders.	Part III

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects, anticipated trends in the different markets in which the Company competes, including the medical, automotive, aerospace and defense, consumer, electronics and industrial markets, statements regarding anticipated new customer and vendor contracts, statements regarding the end of the Company’s automotive door panel program with Mercedes Benz, the closure of the Company’s Georgia plant and the resulting impact to revenues, anticipated advantages and the timing associated with requalification of parts, anticipated advantages of maintaining fewer, larger plants, anticipated advantages the Company expects to realize from its investments and capital expenditures, including the development of and investments in its molded fiber product lines, expectations regarding the manufacturing capacity and efficiencies of the Company’s new production equipment, statements about new product offerings and program launches and the expected timing thereof, statements about the Company’s acquisition opportunities and strategies, statements about the Company’s acquisition of Dielectrics and the integration of the Dielectrics business, the Company’s participation and growth in multiple markets, its business opportunities, the Company’s growth potential and strategies for growth, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales or earnings or sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation risks and uncertainties associated with the Company’s acquisition and integration of Dielectrics, risks associated with plant closures and consolidations, including the closure of our Georgia plant, and expected efficiencies from consolidating manufacturing, risks and uncertainties associated with the requalification of parts, the risk that the Company may not be able to finalize anticipated new customer and vendor contracts, risks associated with new product and program launches, including lengthy manufacturing qualification processes, the ability launch on a timely basis, significant start-up and other expenses prior to launch, such as tooling and related manufacturing processes, and manufacturing inefficiencies that may affect the ability to generate profits, risks associated with the implementation of new production equipment and requalification or recertification of transferred equipment in a timely, cost-efficient manner, risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity, risks and uncertainties associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates, and risks related to our indebtedness and compliance with covenants contained in our financing arrangements. Accordingly, actual results may differ materially.

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

ITEM 1. BUSINESS

The Company is an innovative designer and custom manufacturer of components, subassemblies, products and packaging utilizing highly specialized foams, films, and plastics primarily for the medical market. The Company manufactures its products by converting raw materials using laminating, molding, radio frequency and impulse welding and fabricating manufacturing techniques. The Company is an important link in the medical device supply chain and a valued outsource partner to many of the top medical device manufacturers in the world. The Company’s single-use and single-patient devices and components are used in a wide range of medical devices, disposable wound care products, infection prevention, minimally invasive surgery, wearables, orthopedic soft goods, and orthopedic implant packaging.

The Company is diversified by also providing highly engineered products and components to customers in the automotive, aerospace and defense, consumer, electronics and industrial markets. Typical applications of its products include military uniform and gear components, automotive interior trim, athletic padding, environmentally friendly protective packaging, air filtration, abrasive nail files, and protective cases and inserts.

The Company was incorporated in the State of Delaware in 1993.

The consolidated financial statements of the Company include the accounts and results of operations of UFP Technologies, Inc. and its wholly-owned subsidiaries, Dielectrics, Inc. (“Dielectrics”), Moulded Fibre Technology, Inc., Simco Industries, Inc., Stephenson & Lawyer, Inc. and its wholly-owned subsidiary, Patterson Properties Corporation. All significant inter-company balances and transactions have been eliminated in consolidation. The vast majority of the Company’s assets are located within the United States. FlexShield®, FirmaLite®, Winepacks®, BioShell®, T-Tubes®, Tri-Covers®, Erasables®, Design Nail®, Pro-Sticks®, and Mambo® are our U.S. registered trademarks. Each trademark, trade name, or service mark of any other company appearing in this Report belongs to its respective holder.

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

Market Overview

The applications for the Company’s products are numerous and diverse. The Company sells its products into distinct markets with its primary focus on the Medical market.

•	Medical – The global medical market is large, growing, and varied but the Company targets specific segments where its access to highly specialized materials combined with its design and manufacturing expertise helps customers differentiate products, minimize the patient’s risk of infection, improve patient outcomes, and increase their client’s speed to market. The product segments include: infection prevention, medical devices, orthopedics, wound care, surgical instruments, diagnostics, and biopharma.

•	Automotive - Automotive companies are challenged with creating quieter, safer and more efficient vehicles. The Company partners with OEMs, Tier 1 suppliers, and its own material manufacturers to develop customized solutions to solve automakers’ biggest challenges.

•	Aerospace – The Company primarily targets commercial aircraft manufacturers to address the need for improved safety, better fuel economy, lower emissions, and overall passenger comfort.

•	Defense – As a long-time supplier to military defense contractors and law enforcement, the Company provides highly innovative solutions to ensure soldier safety, improve comfort, and protect mission critical equipment.

•	Consumer & Electronics – The Company manufactures protective packaging for large and fragile consumer products. The rise of direct-to-consumer shipping as well as a need for environmentally friendly packaging has increased demand for the company’s molded fiber products. For the sports and leisure segment, the Company is an innovator in comfort cushioning for helmets and other protective gear.

•	Industrial – The applications for the Company’s industrial products are highly diverse. Examples include air and liquid filters, tool control cases, insulation, seals, and gaskets.

Products

The Company’s products are targeted at macro market trends and create specific opportunities in niche segments where the Company’s access to specialty materials, engineering know-how, and processing expertise can be leveraged to create value for our customers. Examples of our products targeted to specific markets include:

•	Medical – Single patient use surfaces, advanced wound care, infection prevention, disposables for surgical procedures, endoscopic procedures, orthopedic implants, orthopedic appliances, biopharma drug manufacturing, etc. In general, our solutions are all aimed at improving treatment outcomes while reducing risk and cost.

•	Automotive – Molded components designed to make cars lighter (therefore more fuel efficient), quieter, and safer. Applications include load floors, sun shades, SUV cargo cover handles, driveshaft damping, engine & manifold covers, acoustic insulation, quarter panels and wheel liners.

•	Aerospace – Molded composites for commercial aviation to make planes lighter and safer. The Company is focused on specialty foam (PVDF) tubing for a leader in the industry.

•	Defense - Molded composites for military gear to improve the safety and comfort of soldiers. Applications include backpack components, knee and elbow pads, eyewear, and helmets.

•	Consumer and Electronic Packaging – 100% recycled protective packaging for B2C brands primarily focused on electronics, candles, wine, and other high-volume consumer products using the “next day” carrier infrastructure.

•	Specialty Case Solutions – Reusable cases and custom inserts to quickly and safely deploy high-end, customized product solutions. Applications include military equipment and high-value commercial electronics.

Regulatory Climate and Environmental Considerations

The Company’s medical customers typically require FDA approval for their products and therefore sometimes require their suppliers to manufacture in facilities that are FDA approved and comply with the ISO 13485 quality standard for medical devices. The Company has seven manufacturing locations that are ISO 13485 certified and four that are FDA approved. The Company’s automotive customers sometimes require their suppliers to certify their manufacturing locations to the IATF 16949 automotive quality standard. The Company’s Grand Rapids, MI facility meets this requirement. The Company’s molded fiber packaging operation manufactures environmentally friendly and sustainable products made primarily from post-consumer newsprint and water. As a further commitment to protecting the environment, the Clinton, IA and El Paso, TX operations are certified to ISO 14001, an international environmental standard. The packaging industry has been subject to user, industry, and legislative pressure to develop environmentally responsible packaging alternatives that reduce, reuse, and recycle packaging materials. Government authorities have enacted legislation relating to source reduction, specific product bans, recycled content, recyclability requirements, and “green marketing” restrictions. In order to provide packaging that complies with all regulations regardless of a product’s destination, manufacturers seek packaging materials that meet both environmentally-related demands and performance specifications. Some packaging manufacturers have responded by reducing product volume and ultimate waste product disposal through reengineering traditional packaging solutions; adopting new manufacturing processes; participating in recovery and reuse systems for resilient materials that are inherently reusable; creating programs to recycle packaging following its useful life; and developing materials that use a high percentage of recycled content in their manufacture. Wherever feasible, the Company aims to employ one or more of these techniques to create environmentally-responsible packaging solutions. In addition to offering molded fiber packaging products made from recycled paper derived primarily from post-consumer newspaper waste, the Company actively promotes its philosophy of reducing product volume and resulting post-user product waste. The Company designs products to provide optimum performance with minimum material. In addition, the Company bales and disposes of certain of its urethane foam scrap for use in the carpeting industry. The Company’s Newburyport, MA facility utilizes solar power to provide approximately 13% of its electricity, with plans to increase capacity in the future. The Company is aware of public support for environmentally-responsible packaging and products. Future government action may impose restrictions affecting the industry in which the Company operates. There can be no assurance that any such action will not adversely impact the Company’s products and business.

Marketing and Sales

The Company markets to the target industries it serves by promoting specific solutions, materials, and manufacturing capabilities and services. The Company is marketed through websites, trade shows and expositions, social media, online advertising, and press releases. Its relationships with key material suppliers are also an important part of its marketing and sales efforts. The Company markets and sells its products in the United States principally through a direct sales force. The Company also uses independent manufacturer representatives to sell its products. The Company’s sales people, in conjunction with Company engineers, collaborate with customers and in-house design and manufacturing experts to develop custom-engineered solutions on a cost-effective basis. No one customer’s sales exceeded 10% of total sales for the year ended December 31, 2018. Seasonality is not a major factor in the Company’s sales. See the Company’s consolidated financial statements contained in Part IV, Item 15, of this Report for net sales by market information.

Working Capital

The Company funds its business operations through a combination of available cash and cash equivalents, and cash generated from operations. In addition, the Company’s revolving credit facility is available for additional working capital needs.

Manufacturing

The Company’s manufacturing operations consist primarily of cutting, routing, molding, vacuum-forming, laminating, radio frequency and impulse welding and assembling. For medical custom-molded foam products and thermoplastic welded devices, the Company’s skilled engineering personnel analyze specific customer requirements to design and build prototype products to determine product functionality. Upon customer approval, prototypes are converted to final designs for commercial production runs. Molded cross-linked foam products are produced in a thermoforming process using heat, pressure, and precision metal tooling. Plastics and other materials are sealed using radio frequency and impulse welding. Reticulated polyurethane foam is also used for many high-performance medical products requiring precision fluid or air management. These products are typically fabricated using high speed die-cutting or waterjet cutting. Laminated products for medical, military, and personal comfort and protection are produced through a process whereby the foam medium is heated to the melting point. The heated foam is then typically bonded to a non-foam material through the application of mechanical pressure.

The Company also engineers components for automotive use as interior trim and structural applications. These components are produced using a compression molding process to create highly functional composites consisting of various materials such as polypropylene/fiberglass panels, nonwovens, and fabrics. Highly specialized polypropylene based nonwoven material is used for automotive interior noise reduction and is fabricated using a die cut process. Foam for packaging, filtration, acoustical, and thermal insulation products that do not utilize cross-linked foam are fabricated by cutting shapes from blocks of foam, using specialized cutting tools, routers, water jets, and hot wire equipment, and assembling these shapes into the final product using a variety of foam welding or gluing techniques. Products can be used on a stand-alone basis or bonded to another foam product or other material such as a corrugated medium.

Molded fiber products are manufactured by vacuum-forming a pulp of recycled or virgin paper materials onto custom-engineered molds. With the application of vacuum and air, the molded parts are pressed and transferred to an in-line dryer, from which they exit ready for packing or subsequent value-added operations. The Company does not manufacture any of the raw materials used in its products. With the exception of certain grades of cross-linked foam and technical polyurethane foams, these raw materials are available from multiple supply sources. Although the Company relies upon a limited number of suppliers for cross-linked and technical polyurethane foams, the Company’s relationships with their suppliers are good, and the Company expects that these suppliers will be able to meet its requirements for these foams. Any delay or interruption in the supply of raw materials could have a material adverse effect on the Company’s business.

Research and Development

The Company’s engineering personnel continuously explore design and manufacturing techniques, as well as new and innovative materials to meet the unique demands and specifications of its customers. Because the Company’s products tend to have relatively short life cycles, research and development is an integral part of the Company’s ongoing cost structure.

Competition

The medical contract manufacturing industry is highly competitive as is the foam and plastics converting industry as a whole. While there are several national companies that convert foam and plastics, the Company’s primary competition is from smaller independent regional manufacturing companies. These companies generally market their products in specific geographic areas from neighboring facilities. In addition, the Company’s foam and fiber packaging products compete against products made from alternative materials, including expanded polystyrene foams, die-cut corrugated, plastic peanuts, plastic bubbles, and foam-in-place urethane. The Company’s custom engineered products face competition primarily from smaller companies that typically concentrate on production of products for specific industries. The Company expects to compete effectively in the engineered products market due to its ability to address its customers’ primary vendor selection criteria, including price, product performance, product reliability, and customer service, as well as its access to a wide variety of materials, its engineering expertise, its ability to combine foams with other materials such as plastics and laminates, and its ability to manufacture products in a clean room environment.

Patents and Other Proprietary Rights

The Company relies upon trade secrets, patents, and trademarks to protect its technology and proprietary rights. The Company believes the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how, and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and may continue to make efforts to obtain patents, when available, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will be upheld if challenged. The Company has a total of 20 active patents relating to technologies including foam, packaging, tool control technologies, radio frequency welding, automotive superforming processes and to certain nail file technologies. The Company also has patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology or will not be challenged or circumvented by others. The expiration dates for the Company’s patents range from 2021 through 2034.

Backlog

The Company’s backlog, as of February 22, 2019 and February 23, 2018, totaled approximately $53.8 million and $46.9 million, respectively. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may generally be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period as it includes customer blanket purchase orders that are non-binding.

Employees

As of January 26, 2019, the Company had a total of 1,051 full-time employees (as compared to 796 full-time employees as of January 27, 2018). The Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below and the other information in this Report before deciding to invest in shares of our common stock. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline, and you could lose all or part of your investment.

We depend on a small number of customers for a large percentage of our revenues. The loss of any such customer, a reduction in sales to any such customer, or the decline in the financial condition of any such customer could have a material adverse effect on our business, financial condition, and results of operations.

A limited number of customers typically represent a significant percentage of our revenues in any given year. Our top ten customers represented approximately 29.3%, 28.9% and 27.8% of our total revenues in 2018, 2017 and 2016, respectively. No one customer’s sales exceeded 10% of total sales for the year ended December 31, 2018. The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and results of operations. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer.

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

New technologies could result in the development of new products by our competitors and a decrease in demand for our products, which could materially adversely affect our business, financial condition and results of operations.

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

If we fail to comply with specific provisions in our customer contracts or with government contracting or Food and Drug Administration (FDA) regulations, our business could be materially adversely affected.

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

Our business strategy includes the potential acquisition of businesses and other business combinations that we expect will complement and expand our business. In addition, we may also pursue other strategic relationships or opportunities. We may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, or other transaction on acceptable terms. Our identification of suitable acquisition candidates and strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. Our failure to identify suitable acquisition or other strategic opportunities may restrict our ability to grow our business. If we are successful in pursuing future acquisitions or strategic opportunities, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions or other strategic opportunities that we complete. When we successfully acquire another business, such as Dielectrics, the process of successfully integrating the acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Decreases in customer loyalty or product orders, failure to retain and develop the acquired workforce, failure to integrate financial reporting systems, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of an acquisition. The integration of an acquired business such as Dielectrics or any other acquired business, whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. These transactions are inherently risky, and there can be no assurance that any past or future transaction will be successful.

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

In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal or confidential business information. In addition, an associate, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Despite the security measures we have in place and any additional measures we may implement in the future to safeguard our systems and to mitigate potential security risks, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches. Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, loss of our customers’ willingness to transact business with us, and subject us to additional costs and liabilities which could materially adversely affect our business.

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

We are subject to a variety of federal, state and local laws and regulations, including health and safety laws and regulations. We must also comply with a variety of laws relating to doing business outside of the United States, including, among others, laws and regulations relating to Office of Foreign Asset Controls, United States, United Nations, EU and other country specific sanctions, and the Iran Threat Reduction and Syria Human Rights Act of 2012. The risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our business. Despite our intention to comply with these laws and regulations, we cannot guarantee that we will at all times comply with all such requirements. Compliance with health and safety legislation and other regulatory requirements may prove to be more limiting and costly than we anticipate and may also increase substantially in future years. If we violate, or fail to comply with these requirements, we could be fined or otherwise sanctioned by regulators. In addition, these requirements are complex, change frequently and may become more stringent over time, which could materially adversely affect our business, financial condition and results of operations.

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

Historically, geography has been a large factor in the packaging business. Manufacturing and other companies shipping products typically buy packaging from companies that are relatively close to their manufacturing facilities to increase shipping efficiency and decrease costs. As many U.S. companies move their manufacturing operations overseas, particularly to Asia and Mexico, the associated packaging business often follows. We have lost customers in the past and may lose customers again in the future as a result of customers moving their manufacturing facilities offshore, then hiring our competitors that operate packaging-production facilities perceived to be more territorially advantageous. As a result, our sales may suffer, which could have a material adverse effect upon our business, financial condition and results of operations.

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

In February 2018, we entered into a Credit Agreement with Bank of America, N.A., which provided for a $50 million revolving credit facility and a $20 million term loan facility. This Credit Agreement contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, dispose of certain property, and make restricted payments. The Credit Agreement also requires us to meet certain financial ratios, including a minimum fixed-charge coverage ratio and a maximum total funded debt to EBITDA ratio. The breach of any of these covenants or restrictions could result in a default under the Credit Agreement, which could have a material adverse impact to our business, financial condition and results of operation.

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

Based on information made available to us, we believe that our executive officers, directors and their affiliates collectively owned approximately 11.2% of our outstanding shares of common stock as of March 5, 2019. As a result, those stockholders may, if acting together, control or exert substantial influence over actions requiring stockholders’ approval, including elections of our directors, amendments to our certificate of incorporation, mergers, sales of assets or other business acquisitions or dispositions.

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

We also have a stockholder rights plan designed to protect and enhance the value of our outstanding equity interests in the event of an unsolicited attempt to acquire us in a manner or on terms not approved by the board of directors and that would prevent stockholders from realizing the full value of their shares of our common stock. Its purposes are to deter those takeover attempts that the board believes are undesirable, to give the board more time to evaluate takeover proposals and consider alternatives, and to increase the board’s negotiating position to enhance value in the event of a takeover. The rights issued pursuant to the plan are not intended to prevent all takeovers of our Company. However, the rights may have the effect of rendering more difficult or discouraging our acquisition. The rights may cause substantial dilution to a person or group that attempts to acquire us on terms or in a manner not approved by the board of directors, except pursuant to an offer conditioned upon the negation, purchase, or redemption of the rights with respect to which the condition is satisfied. On March 13, 2019, the Company’s Board of Directors voted not to replace the rights when they expire on March 19, 2019.

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

In 2012, the SEC adopted a rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires an annual disclosure report to be filed and requires companies to perform due diligence and disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we undertake, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

The following table presents certain information relating to each of the Company’s design and manufacturing properties:

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

Market Price

From July 8, 1996, until April 18, 2001, the Company’s common stock was listed on the NASDAQ National Market under the symbol “UFPT.” Since April 19, 2001, the Company’s common stock has been listed on the NASDAQ Capital Market. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2017 to December 31, 2018:

Year Ended December 31, 2017	High	Low
First Quarter	$26.30	$22.95
Second Quarter	28.48	24.05
Third Quarter	29.00	25.88
Fourth Quarter	31.50	26.00

Year Ended December 31, 2018	High	Low
First Quarter	$31.30	$26.05
Second Quarter	34.00	29.00
Third Quarter	37.25	30.58
Fourth Quarter	39.98	28.25

Number of Stockholders

As of March 5, 2019, there were 63 holders of record of the Company’s common stock.

Since many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of individual stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2018 or 2017. The Company presently intends to retain all of its earnings to provide funds for the operation of its business and strategic acquisitions, although it would consider paying cash dividends in the future. Any decision to pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, strategic plans, capital requirements, financial condition, provisions of the Company’s borrowing arrangements, applicable law and other factors the Company’s board of directors considers relevant.

Issuer Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. There was no share repurchase activity for the years ended December 31, 2018, 2017 and 2016. During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587,000. At December 31, 2018, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes our consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report. The selected statements of income data for the years ended December 31, 2018, 2017 and 2016, and the selected balance sheet data as of December 31, 2018 and 2017, are derived from our audited consolidated financial statements, which are included elsewhere in this Report. The selected statements of income data for the years ended December 31, 2015 and 2014, and the selected balance sheet data at December 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements not included in this Report.

Selected Consolidated Financial Data:

	Years Ended December 31
	(in thousands, except per share data)
Consolidated Statements of Income data	2018	2017	2016	2015	2014
Net sales	$190,455	$147,843	$146,132	$138,850	$139,307
Gross profit	$48,308	$35,487	$34,650	$37,454	$36,880
Operating income	$19,612	$11,693	$12,237	$11,714	$11,561
Net income from consolidated operations	$14,311	$9,210	$7,970	$7,593	$7,559
Diluted earnings per common share	$1.93	$1.26	$1.10	$1.05	$1.05
Weighted average number of diluted common shares outstanding	7,430	7,337	7,275	7,206	7,175

	As of December 31
	(in thousands)
Consolidated Balance Sheets data	2018	2017	2016	2015	2014
Working capital	$34,968	$65,131	$60,291	$52,620	$55,658
Total assets	$189,598	$138,207	$127,934	$119,635	$112,548
Current installments of long-term debt	$2,857	$-	$856	$1,011	$993
Long-term debt, excluding current installments	$22,286	$-	$-	$859	$1,873
Total liabilities	$49,141	$14,495	$14,881	$16,063	$17,556
Total stockholders' equity	$140,457	$123,712	$113,053	$103,572	$94,992

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is an innovative designer and custom manufacturer of components, subassemblies, products and packaging utilizing highly specialized foams, films, and plastics primarily for the medical market. The Company manufactures its products by converting raw materials using laminating, molding, radio frequency and impulse welding and fabricating manufacturing techniques. The Company is diversified by also providing highly engineered products and components to customers in the aerospace and defense, automotive, consumer, electronics and industrial markets. The Company consists of a single operating and reportable segment. As previously disclosed, on February 1, 2018, the Company acquired Dielectrics, Inc. pursuant to a stock purchase agreement and related agreements for an aggregate purchase price of $77 million net of Dielectrics’ cash.

Sales for the Company for the year ended December 31, 2018 grew 28.8% to $190.5 million from $147.8 million for the year ended December 31, 2017 largely due to sales of approximately $36.2 million from Dielectrics. Dielectrics contributed significantly to earnings. The Company absorbed $1.1 million in transaction costs during the year ended December 31, 2018, approximately $760,000 in losses associated with the closure of its manufacturing plant in Georgia and an increase of approximately $700,000 in health care costs. Despite these costs, for the year ended December 31, 2018, the Company generated increases of 67.7% and 52.6% in operating income and net income, respectively.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s Consolidated Statements of Income:

	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.6%	76.0%	76.3%
Gross profit	25.4%	24.0%	23.7%
Selling, general, and administrative expenses	14.6%	16.1%	16.5%
Acquisition costs	0.6%	0.0%	0.0%
Restructuring costs	0.0%	0.0%	0.3%
Material overcharge settlement	-0.1%	-0.1%	-1.4%
Operating income	10.3%	8.0%	8.3%
Total other expense (income)	0.7%	-0.1%	-0.1%
Income before taxes	9.6%	8.1%	8.4%
Income tax expense	2.1%	1.9%	2.9%
Net income from consolidated operations	7.5%	6.2%	5.5%

2018 Compared to 2017

Sales

Net sales increased 28.8% to $190.5 million for the year ended December 31, 2018 from net sales of $147.8 million in 2017. The increase in sales was primarily due to Dielectric’s sales of approximately $36.2 million, which were all in the medical market. On a market basis, sales to customers in the medical, aerospace and defense and consumer markets grew 57.3%, 14.0% and 17.2%, respectively, while sales to customers in the automotive market declined 13.4%. The increase in sales to customers in the medical market was primarily due to sales by Dielectrics as well as a 5.8% increase in demand from the Company’s legacy medical customers. The increase in sales to customers in the aerospace and defense market was largely due to a general uptick in government contract-based orders. The increase in sales to customers in the consumer market was primarily due to sales of molded fiber protective packaging to a new customer. The decline in sales to customers in the automotive market was primarily due to the phase-out of the automotive door panel program for Mercedes-Benz.

Gross Profit

Gross profit as a percentage of sales (“Gross Margin”) increased to 25.4% for the year ended December 31, 2018, from 24.0% in 2017. As a percentage of sales, material and direct labor costs collectively decreased approximately 0.6%, while overhead decreased approximately 0.8%. The decrease in material and direct labor costs as a percentage of sales was primarily due to increased manufacturing efficiencies resulting from continuous improvement initiatives as well as strategic price increases. The decrease in overhead was primarily due to the increase in sales on fixed overhead costs partially offset by the impact on overhead of rising health care costs.

Selling, General and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) increased approximately 16.4% to $27.8 million for the year ended December 31, 2018, from $23.8 million in 2017. As a percentage of sales, SG&A decreased to 14.6% in 2018 from 16.1% in 2017. The increase in SG&A for the year ended December 31, 2018 is due to approximately $2.6 million in SG&A expenses from Dielectrics as well as higher health care costs. The decrease in SG&A as a percentage of sales is primarily due to lower SG&A as a percentage of sales at Dielectrics as well as specific initiatives to reduce costs.

Acquisition Costs

The Company incurred approximately $1.1 million in costs associated with the Dielectrics acquisition which were charged to expense for the ended December 31, 2018. These costs were primarily for investment banking and legal fees and are reflected on the face of the income statement.

Material Overcharge Settlement

The Company was a participant in a class action lawsuit against a number of polyurethane foam suppliers (“Defendants”) that was settled during 2016. The suit was filed to recover damages and obtain injunctive relief for Defendants’ alleged violations of the federal antitrust laws with respect to the fixing of prices of polyurethane foam sold from January 1, 1999 through August 2010. For the each of the years ended December 31, 2018 and 2017, the Company recorded gains of approximately $0.1 million. The settlement amounts are recorded as “Material overcharge settlement” in the operating income section of the Consolidated Statements of Income.

Interest Income and Expense

The Company had net interest expense of approximately $1.3 million and net interest income of approximately $0.2 million for the years ended December 31, 2018 and 2017, respectively. The increase in net interest expense is primarily due to interest paid on the debt incurred to finance the Dielectrics acquisition.

Income Taxes

The Company recorded income tax expense, as a percentage of income before income tax expense, of 22.2% for the year ended December 31, 2018 compared to 22.3% for the same period in 2017.

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

Income Taxes

The Company recorded income tax expense, as a percentage of income before income tax expense, of 22.3% for the year ended December 31, 2017 compared to 35.3% for the same period in 2016. The decrease in the effective tax rate was primarily due to a tax benefit of approximately $173,000 recorded as a result of the adoption of ASU No. 2016-09 on January 1, 2017 and a deferred tax benefit of approximately $1.5 million recorded as a result of a change in the statutory federal tax rate for 2018 and beyond.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the year ended December 31, 2018 was approximately $21.3 million and was primarily a result of net income generated of approximately $14.3 million, depreciation and amortization of approximately $7.8 million, share-based compensation of approximately $1.2 million, an increase in deferred taxes of approximately $1.9 million, and an increase in accounts payable and accrued expenses of approximately $2.6 million due to the timing of vendor payments in the ordinary course of business. These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $2.6 million primarily due to increased sales in the last two months of the fourth quarter of 2018 over the same period of 2017, an increase in inventory of approximately $2.3 million primarily due to the building of inventory to support the higher sales, an increase in prepaid expenses and other assets of approximately $0.3 million and an increase in refundable income taxes of approximately $1.3 million.

Net cash used in investing activities during the year ended December 31, 2018 was approximately $82.3 million and was primarily the result of the acquisition of Dielectrics and additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash provided by financing activities was approximately $26.3 million for the year ended December 31, 2018, representing borrowings under our credit facility to fund the Dielectrics acquisition of $56.0 million and net proceeds received upon stock options exercises of approximately $1.3 million, partially offset by repayments on our credit facility and term loan of approximately $30.9 million, and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $0.1 million.

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

Included in the Amended and Restated Credit Facilities are approximately $0.6 million in standby letters of credit as a financial guarantee on worker’s compensation insurance policies. As of December 31, 2018, the Company was in compliance with all covenants under the credit facility.

Long-term debt consists of the following (in thousands):

December 31, 2018
Revolving credit facility	$8,000
Term loan	17,143
Total long-term debt	25,143
Current portion	(2,857)
Long-term debt, excluding current portion	$22,286

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its amended and restated credit facility. The Company generated cash of approximately $21.3 million in operations during the year ended December 31, 2018; however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance.

Throughout fiscal 2019, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants. The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business. The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations and funds expected to be available to it through any necessary equipment financings and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

The Company may also require additional capital in the future to fund capital expenditures, acquisitions or other investments. These capital requirements could be substantial. The Company anticipates that any future expansion of its business will be financed through existing resources, cash flow from operations, the Company's revolving credit facility, or other new financing. The Company cannot guarantee that it will be able to meet existing financial covenants or obtain other new financing on favorable terms, if at all. The Company's liquidity will be impacted to the extent additional stock repurchases are made under the Company's stock repurchase program.

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. There were no share repurchases during the years ended December 31, 2018, 2017 and 2016. During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587,000. At December 31, 2018, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2018:

		Payment Due By Period (in thousands) (1)
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Term loan (2)	18,910	$3,453	$6,589	$8,868	$-
Revolving credit facility (3)	9,151	258	564	8,329	-
Operating leases (4)	4,195	1,051	2,133	1,011	-
Supplemental retirement (5)	25	25	-	-	-
Total	$32,281	$4,787	$9,286	$18,208	$-

(1)	The amounts set forth in the “Less than 1 year” column represents amounts to be paid in 2019, the “1-3 years” column represents amounts to be paid in 2020 and 2021, the “3-5 Years” column represents amounts to be paid in 2022 and 2023 and the “More than 5 Years” column represents amounts to be paid after 2023.
(2)	Represents scheduled payments of principal and interest on the term loan, including the interest effects of the related interest rate swap agreement. See Note 8 to the accompanying Consolidated Financial Statements.
(3)	Represents scheduled payments of principal and interest on the revolving credit facility. See Note 8 to the accompanying Consolidated Financial Statements.
(4)	Represents scheduled payments for non-cancelable building lease commitments. See Note 15 to the accompanying Consolidated Financial Statements.
(5)	Represents scheduled payments for supplemental retirements benefits. See Note 14 to the accompanying Consolidated Financial Statements.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above. The Company’s principal sources of funds are its operations and its revolving credit facility. Although the Company generated cash from operations in the year ended December 31, 2018, it cannot guarantee that its operations will generate cash in future periods. Subject to the Risk Factors set forth in Part I, Item 1A of this Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, we believe that cash flow from operations will provide us with sufficient funds in order to fund our expected operations over the next twelve months.

The Company does not believe inflation has had a material impact on its results of operations in the last three years.

Off-Balance-Sheet Arrangements

In addition to operating leases, the Company’s off-balance-sheet arrangements include standby letters of credit which are included in the Company’s revolving credit facility. As of December 31, 2018, there was approximately $600,000 in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies.

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

Revenue Recognition

The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of Accounting Standards Codification (“ASC”) 606 which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes all but an immaterial portion of its product sales upon shipment. The Company recognizes revenue from the sale of tooling and machinery primarily upon customer acceptance, with the exception of certain tooling where control does not transfer to the customer, which results in revenue being recognized over the estimated time for which parts are produced with the use of each respective tool. The Company recognizes revenue from engineering services as the services are performed. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the good and are expensed when revenue is recognized.

Goodwill

Goodwill is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company consists of a single reporting unit. In testing goodwill for impairment at December 31, 2018, the Company primarily utilized the guideline public company (“GPC”) method under the market approach and the discounted cash flows method (“DCF”) under the income approach to determine the fair value of the reporting unit for purposes of testing the reporting unit’s carrying value of goodwill for impairment. The GPC method derives a value by generating a multiple of EBITDA through the comparison of the Company to similar publicly traded companies. The DCF approach derives a value based on the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one that a prudent investor would require before making an investment in our equity securities. The key assumptions used in our approach included:

•	The reporting unit’s estimated financials and five-year projections of financial results, which were based on our strategic plans and long-range forecasts. Sales growth rates represent estimates based on current and forecasted sales mix and market conditions. The profit margins were projected based on historical margins, projected sales mix, current expense structure and anticipated expense modifications.
•	The projected terminal value which reflects the total present value of projected cash flows beyond the last period in the DCF. This value reflects a growth rate for the reporting unit, which is approximately the same growth rate of expected inflation into perpetuity.
•	The discount rate determined using a Weighted Average Cost of Capital method (“WACC”), which considered market and industry data as well as Company-specific risk factors.
•	Selection of guideline public companies which are similar in size and market capitalization to each other and to the Company.

As of December 31, 2018, based on our calculations under the above noted approach, the fair value of the reporting unit significantly exceeded the carrying value of the reporting unit. In performing these calculations, management used its most reasonable estimates of the key assumptions discussed above. If our actual operating results and/or the key assumptions utilized in management’s calculations differ from our expectations, it is possible that a future impairment charge may be necessary.

Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectable. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2018.

Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2018.

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

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2018, the Company's cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. Interest under the Company's credit facility with Bank of America, N.A. calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank's prime rate less a margin that ranges from .25% to zero. Therefore, future operations could be affected by interest rate changes. As of December 31, 2018, the applicable interest rate was approximately 3.52%. The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates. In connection with this credit facility, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modifies the Company's interest rate exposure by converting the term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan.

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

The Company closed the acquisition of Dielectrics on February 1, 2018, and Dielectrics’ total assets and revenues constituted 43.3% and 19.0%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the year ended December 31, 2018. As the acquisition occurred in the first quarter of fiscal 2018, the Company excluded Dielectrics’ internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from the scope in the year of acquisition, if specified conditions are satisfied.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Except as described above relating to Dielectrics, based on the assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2018, has been audited by Grant Thornton LLP, an independent registered public accounting firm, who also audited the Company’s consolidated financial statements. Grant Thornton’s attestation report on the Company’s internal control over financial reporting is included herein.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (2)	Financial Statement Schedule
	Schedule II – Valuation and Qualifying Accounts	F-32

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a) (3)	Exhibits

Exhibit Index

Number	Description of Exhibit

3.01	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 15, 2004 (SEC File No. 001-12648)).

3.02	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009 (SEC File No. 001-12648)).

3.03	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.03 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009 (SEC File No. 001-12648)).

4.01	Specimen Certificate for shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993) (filed in paper format).

4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.01 hereto).

4.03	Rights Agreement, dated as of March 20, 2009, by and between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent, which includes as Exhibit A, the Form of Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock, as Exhibit B, the Form of Rights Certificate, and as Exhibit C, the Summary of Rights to Purchase Shares of Preferred Stock of UFP Technologies, Inc. (incorporated by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009 (SEC File No. 001-12648)).

10.01	Form of Indemnification Agreement for directors and officers of the Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993) (filed in paper format). #

10.02	Executive Non-qualified Excess Plan (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, filed with the SEC on November 13, 2006 (SEC File No. 001-12648)). #

Number	Description of Exhibit

10.03	Employment Agreement with R. Jeffrey Bailly dated October 8, 2007 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2007 (SEC File No. 001-12648)). #

10.04	2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 10, 2013 (SEC File No. 001-12648)). #

10.05	Amendment No. 1 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to Exhibit 10.56 to the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2011 (SEC File No. 001-12648)). #

10.06	Facility Lease between the Company and Susana Property Co. (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012 (SEC File No. 001-12648)).

10.07	Amendment No. 2 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, filed with SEC on February 22, 2013 (SEC File No. 001-12648)). #

10.08	Form of 2016 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #

10.09	Form of 2016 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #

10.10	Form of 2017 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017 (SEC File No. 001-12648)). #

10.11	Form of 2017 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017 (SEC File No. 001-12648)). #

10.12	Form of 2018 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2018 (SEC File No. 001-12648)). #

10.13	Form of 2018 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2018 (SEC File No. 001-12648)). #

10.14	Form of 2019 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2019 (SEC File No. 001-12648)). #

10.15	Form of 2019 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2019 (SEC File No. 001-12648)). #

10.16	First Amendment to Facility Lease between the Company and Susana Property Co. dated July 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC on August 9, 2017 (SEC File No. 001-12648)).

Number	Description of Exhibit

10.17	Amended and Restated Credit and Guaranty Agreement, dated as of February 1, 2018 among the Company, the Guarantors from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer, Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on March 18, 2018 (SEC File No. 001-12648)).

10.18	Stock Purchase Agreement, dated as of January 30, 2018, by and among the Company, the Sellers defined therein, Dielectrics and the Sellers’ Representative (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on March 18, 2018 (SEC File No. 001-12648)).

10.19	Agreement for the Purchase and Sale of Personal Goodwill, dated as of January 30, 2018, by and among the Company and Eric C. Stahl (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on March 18, 2018 (SEC File No. 001-12648)).

10.20	Lease dated as of February 1, 2018, by and between Eric C. Stahl and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on March 18, 2018 (SEC File No. 001-12648)).

10.21	Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 10, 2018 (SEC File No. 001-12648))# *

21.01	Subsidiaries of the Company. *

23.01	Consent of Grant Thornton LLP. *

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Calculation Linkbase Document. *

101.LAB	XBRL Taxonomy Label Linkbase Document. *

101.PRE	XBRL Taxonomy Presentation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

*	Filed herewith.

**	Furnished herewith.

#	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date:	March 15, 2019	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 15, 2019
R. Jeffrey Bailly	President, and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Senior Vice President,	March 15, 2019
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Daniel C. Croteau	Director	March 15, 2019
Daniel C. Croteau

/s/ Cynthia Feldmann	Director	March 15, 2019
Cynthia Feldmann

/s/ Marc Kozin	Director	March 15, 2019
Marc Kozin

/s/ Thomas Oberdorf	Director	March 15, 2019
Thomas Oberdorf

/s/ Robert W. Pierce, Jr.	Director	March 15, 2019
Robert W. Pierce, Jr.

/s/ Lucia Luce Quinn	Director	March 15, 2019
Lucia Luce Quinn

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2018 and 2017

And for the Years Ended December 31, 2018, 2017 and 2016

With Reports of Independent Registered Public Accounting Firm

F-1

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UFP Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2019 expressed an unqualified opinion.

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

March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UFP Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 15, 2019 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Dielectrics Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 43.3% and 19.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018. As indicated in Management’s Report, Dielectrics Inc. was acquired during 2018. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Dielectrics Inc.

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

F-4

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 15, 2019

UFP TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$3,238	$37,978
Receivables, net	28,321	21,381
Inventories	19,576	12,863
Prepaid expenses	2,206	1,835
Refundable income taxes	2,285	1,017
Total current assets	55,626	75,074
Property, plant and equipment	111,779	106,716
Less accumulated depreciation and amortization	(54,112)	(53,064)
Net property, plant and equipment	57,667	53,652
Goodwill	51,838	7,322
Intangible assets, net	22,232	-
Non-qualified deferred compensation plan	2,034	2,015
Other assets	201	144
Total assets	$189,598	$138,207

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,836	$4,180
Accrued expenses	8,458	5,466
Deferred revenue	2,507	297
Current installments of long-term debt	2,857	-
Total current liabilities	20,658	9,943
Long-term debt, excluding current installments	22,286	-
Deferred income taxes	4,129	2,440
Non-qualified deferred compensation plan	2,044	2,030
Other liabilities	24	82
Total liabilities	49,141	14,495
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,415,002 and 7,385,443 shares issued and outstanding, respectively at December 31, 2018; and 7,309,909 and 7,280,350 shares issued and outstanding, respectively, at December 31, 2017	74	73
Additional paid-in capital	29,168	26,664
Retained earnings	111,802	97,562
Treasury stock at cost, 29,559 shares at both December 31, 2018 and 2017	(587)	(587)
Total stockholders' equity	140,457	123,712
Total liabilities and stockholders' equity	$189,598	$138,207

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016

Net sales	$190,455	$147,843	$146,132
Cost of sales	142,147	112,356	111,482
Gross profit	48,308	35,487	34,650
Selling, general, and administrative expenses	27,758	23,845	24,105
Acquisition costs	1,089	-	-
Restructuring costs	-	63	420
Material overcharge settlement	(104)	(121)	(2,114)
(Gain) Loss on sales of property, plant and equipment	(47)	7	2
Operating income	19,612	11,693	12,237
Interest income	47	216	149
Interest expense	(1,320)	(50)	(69)
Other income	64	-	-
Income before income tax provision	18,403	11,859	12,317
Income tax expense	4,092	2,649	4,347
Net income	$14,311	$9,210	$7,970
Net income per common share outstanding:
Basic	$1.95	$1.27	$1.11
Diluted	$1.93	$1.26	$1.10
Weighted average common shares outstanding:
Basic	7,347	7,248	7,190
Diluted	7,430	7,337	7,275

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2018, 2017 and 2016

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2015	7,140	$72	$23,705	$80,382	30	(587)	$103,572

Share-based compensation	33	-	1,056	-	-	-	1,056
Exercise of stock options net of shares presented for exercise	48	-	529	-	-	-	529
Net share settlement of restricted stock units and stock option tax withholding	(9)	-	(219)	-	-	-	(219)
Excess tax benefits on share-based compensation	-	-	145	-	-	-	145
Net income	-	-	-	7,970	-	-	7,970

Balance at December 31, 2016	7,212	72	25,216	88,352	30	(587)	113,053

Share-based compensation	32	1	1,067	-	-	-	1,068
Exercise of stock options net of shares presented for exercise	47	1	676	-	-	-	677
Net share settlement of restricted stock units and stock option tax withholding	(11)	(1)	(295)	-	-	-	(296)
Net income	-	-	-	9,210	-	-	9,210

Balance at December 31, 2017	7,280	$73	$26,664	$97,562	30	$(587)	$123,712

Share-based compensation	31	-	1,212	-	-	-	1,212
Exercise of stock options net of shares presented for exercise	79	1	1,269	-	-	-	1,270
Net share settlement of restricted stock units and stock option tax withholding	(5)	-	(144)	-	-	-	(144)
Excess tax benefits on share-based compensation - adjustment	-	-	167	-	-	-	167
ASC 606 adjustments	-	-	-	(71)	-	-	(71)
Net income	-	-	-	14,311	-	-	14,311

Balance at December 31, 2018	7,385	$74	$29,168	$111,802	30	$(587)	$140,457

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income from consolidated operations	$14,311	$9,210	$7,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,831	5,635	5,634
(Gain) loss on sales of property, plant and equipment	(47)	7	2
Share-based compensation	1,212	1,068	1,056
Deferred income taxes	1,881	(1,019)	576
Excess tax benefits on share-based compensation	-	-	(145)
Changes in operating assets and liabilities:
Receivables, net	(2,556)	(132)	(3,768)
Inventories	(2,295)	1,288	51
Prepaid expenses	(249)	446	(1,351)
Refundable income taxes	(1,268)	(210)	209
Other assets	(76)	(228)	(97)
Accounts payable	1,113	93	(683)
Accrued expenses	1,472	974	(567)
Deferred revenue	35	91	206
Non-qualified deferred compensation plan and other liabilities	(44)	246	213
Net cash provided by operating activities	21,320	17,469	9,306

Cash flows from investing activities:
Additions to property, plant and equipment	(5,428)	(10,382)	(7,206)
Acquisition of Dieletrics, net of cash acquired	(76,978)	-	-
Proceeds from sale of property, plant and equipment	77	7	14
Net cash used in investing activities	(82,329)	(10,375)	(7,192)

Cash flows from financing activities:
Proceeds from advances on revolving line of credit	36,000	-	-
Payments on revolving line of credit	(28,000)	-	-
Proceeds from the issuance of long-term debt	20,000	-	-
Principal repayment of long-term debt	(2,857)	(856)	(1,014)
Proceeds from the exercise of stock options, net of shares presented for exercise	1,270	677	529
Payment of statutory withholding for stock options exercised and restricted stock units vested	(144)	(296)	(219)
Excess tax benefits on share-based compensation	-	-	145
Net cash provided by (used in) financing activities	26,269	(475)	(559)

Net change in cash and cash equivalents	(34,740)	6,619	1,555
Cash and cash equivalents at beginning of year	37,978	31,359	29,804
Cash and cash equivalents at end of year	$3,238	$37,978	$31,359

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

UFP Technologies, Inc. (“the Company”) is an innovative designer and custom converter of foams, plastics, composites and natural fiber products principally serving the medical, automotive, aerospace and defense, consumer, electronics and industrial markets. The Company was incorporated in the State of Delaware in 1993.

(a)	Principles of Consolidation

The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc., its wholly-owned subsidiaries, Moulded Fibre Technology, Inc., Simco Industries, Inc. Dielectrics, Inc. and Stephenson & Lawyer, Inc. and its wholly-owned subsidiary, Patterson Properties Corporation. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has evaluated all subsequent events through the date of this filing.

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

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2018 the Company did not have any cash equivalents and at December 31, 2017, cash equivalents primarily consisted of money market accounts and certificates of deposit that are readily convertible into cash.

The Company maintains its cash in bank deposit accounts, money market funds, and certificates of deposit that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts and does not believe it is exposed to any significant custodial credit risk on cash. The amounts contained within the Company’s main operating accounts at Bank of America and TD Bank at December 31, 2018, exceed the federal depository insurance limit by approximately $3.8 million.

(f)	Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectable. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2018.

(g)	Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method.

The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2018.

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

Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. No events or changes in circumstances arose during the year ended December 31, 2018 which required management to perform an impairment analysis.

(i)	Goodwill

Goodwill is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company consists of a single reporting unit. In testing goodwill for impairment at December 31, 2018, the Company primarily utilized the guideline public company (“GPC”) method under the market approach and the discounted cash flows method (“DCF”) under the income approach to determine the fair value of the reporting unit for purposes of testing the reporting unit’s carrying value of goodwill for impairment. The GPC method derives a value by generating a multiple of EBITDA through the comparison of the Company to similar publicly traded companies. The DCF approach derives a value based on the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one that a prudent investor would require before making an investment in our equity securities. The key assumptions used in our approach included:

•	The reporting unit’s estimated financials and five-year projections of financial results, which were based on our strategic plans and long-range forecasts. Sales growth rates represent estimates based on current and forecasted sales mix and market conditions. The profit margins were projected based on historical margins, projected sales mix, current expense structure and anticipated expense modifications.
F-11

•	The projected terminal value which reflects the total present value of projected cash flows beyond the last period in the DCF. This value reflects a growth rate for the reporting unit, which is approximately the same growth rate of expected inflation into perpetuity.

•	The discount rate determined using a Weighted Average Cost of Capital method (“WACC”), which considered market and industry data as well as Company-specific risk factors.

•	Selection of guideline public companies which are similar in size and market capitalization to each other and to the Company.

As of December 31, 2018, based on our calculations under the above noted approach, the fair value of the reporting unit significantly exceeded the carrying value of the reporting unit. In performing these calculations, management used its most reasonable estimates of the key assumptions discussed above. If our actual operating results and/or the key assumptions utilized in management’s calculations differ from our expectations, it is possible that a future impairment charge may be necessary.

The net carrying amounts of goodwill for the years ended December 31, 2018 and 2017 are as follows (in thousands):

Goodwill

December 31, 2017	$7,322
Acquired in Dielectrics business combination (See Note 22)	44,516
December 31, 2018	$51,838

Approximately $47.9 million of goodwill is deductible for tax purposes.

(j)	Intangible Assets

Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 20 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. No events or changes in circumstances arose during the year ended December 31, 2018 which required management to perform an impairment analysis.

(k)	Revenue Recognition

Beginning in 2018, the Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of ASC 606 which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes all but an immaterial portion of its product sales upon shipment. The Company recognizes revenue from the sale of tooling and machinery primarily upon customer acceptance, with the exception of certain tooling where control does not transfer to the customer, which results in revenue being recognized over the estimated time for which parts are produced with the use of each respective tool. The Company recognizes revenue from engineering services as the services are performed. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the good and are expensed when revenue is recognized.

For the years 2017 and 2016, prior to ASC 606, the Company recognized revenue at the time of shipment when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collection. Determination of these criteria, in some cases, requires management’s judgment.

(l)	Share-Based Compensation

When accounting for equity instruments exchanged for employee services, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Forfeitures are expensed as they occur.

The Company issues share-based awards through several plans that are described in detail in Note 12. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Share-based compensation expense	$1,212	$1,068	$1,056

The compensation expense for stock options granted during the three-year period ended December 31, 2018, was determined as the fair value of the options using the Black Scholes valuation model. The assumptions are noted as follows:

	Years Ended December 31,
	2018	2017			2016
Expected volatility	27.7%	27.4%	-	29.1%	29.7%
Expected dividends	None		None		None
Risk-free interest rate	2.7%	1.56%	-	1.84%	0.9%
Exercise price	$31.20	$27.05	–	$28.70	$22.02
Expected term (in years)	6.0	2.7	to	5.8	5.0
Weighted-average grant-date fair value	$10.15	5.59	-	$8.51	$6.11

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

The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $544,000, $525,000 and $318,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

(m)	Deferred Rent

The Company accounts for escalating rental payments on a straight-line basis over the term of the lease.

(n)	Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales. Amounts charged to customers pertaining to these costs are included in net sales.

(o)	Income Taxes

The Company’s income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax expense or benefit results from the net change during the year in deferred tax assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(p)	Segments and Related Information

The Company follows the provisions of Accounting Standards Codification (ASC) 280, Segment Reporting, which establish standards for the way public business enterprises report information and operating segments in annual financial statements (see Note 18).

(q)	Treasury Stock

The Company accounts for treasury stock under the cost method, using the first-in, first out flow assumption, and we include treasury stock as a component of stockholders’ equity. The Company did not repurchase any shares of common stock during the years ended December 31, 2018 and 2017.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which was subsequently updated (“Accounting Standards Codification (ASC) 606”). The Company adopted ASC 606 on January 1, 2018. See Note 2 for further details.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (ASC 842),” and issued subsequent amendments to the initial guidance in January 2018 within ASU No. 2018-01 and in July 2018 within ASU Nos. 2018-10 and 2018-11. The standard requires lessees to recognize leases on the balance sheet as a right-of-use (“ROU”) asset and a lease liability, other than leases that meet the definition of a short-term lease. The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustment. Currently, under existing U.S. generally accepted accounting principles, the Company does not recognize on the balance sheet a right-of-use asset or lease liability related to its operating leases. For income statement purposes, the leases will continue to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) and finance leases will result in a front-loaded expense pattern (similar to current capital leases). The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The standard allows an entity to elect to have a date of initial application as of the beginning of the period of adoption. The standard provides for the option to elect a package of practical expedients upon adoption.

The Company adopted ASC 842 as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at January 1, 2019, the effective date. The Company elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward the historical lease classification.  In addition, the Company elected to combine the lease and non-lease components into a single lease component for its leases and is making an accounting policy election to exclude from balance sheet reporting those leases with initial terms of 12 months or less. The Company estimates that adoption of the standard will result in recognition of operating lease ROU assets and lease liabilities of approximately $4.0 million and $4.1 million, respectively, with the difference due to deferred rent that will be reclassified to the ROU asset value. We do not expect adoption of the standard to materially affect our results of operations or cash flows.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (ASC 350), Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance will be applied prospectively and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for any impairment tests performed on testing dates after January 1, 2017. The Company does not believe adoption will have a material impact on its financial condition or results of operations.

Revisions

Certain revisions have been made to the December 31, 2017 Condensed Consolidated Balance Sheet to conform to the current year presentation relating to a reclassification of deferred revenue. The reclassification resulted in an increase in deferred revenue and a decrease in accrued expenses in the amount of approximately $297,000. In addition, certain revisions have been made to the Condensed Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, also due to a reclassification of deferred revenue. The reclassification resulted in an increase to the change in deferred revenue and a decrease in the change in accrued expenses in the amount of approximately $91,000 and $206,000 for the years ended December 31, 2017 and 2016, respectively. These revisions had no impact on previously reported net income and are deemed immaterial to the previously issued financial statements.

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

The following reflects the Company’s condensed consolidated balance sheet and condensed consolidated statement of income on an as-reported basis and as if we had continued to recognize revenue under legacy GAAP (in thousands):

	December 31, 2018
	As Reported	Balances without adoption of ASC 606	Difference
Assets:
Property, plant and equipment	$111,779	$110,372	$1,407
Accumulated depreciation and amortization	(54,112)	(53,110)	(1,002)
Net property, plant and equipment	57,667	57,262	405
Liabilities:
Deferred revenue	2,507	2,129	378
Deferred income taxes	4,129	4,154	(25)
Stockholders' equity:
Retained earnings	111,802	111,750	52

	For the Year Ended December 31, 2018
	As Reported	Balances without adoption of ASC 606	Difference
Net sales	$190,455	$190,259	$196
Cost of sales	142,147	142,073	74
Gross profit	48,308	48,186	122

The following summarizes the significant changes under ASC 606 as compared to legacy GAAP:

•	Under legacy GAAP, the Company recognized revenue for certain customer tooling at the time the tooling was complete and accepted by the customer. Under ASC 606, as “control” of this tooling does not transfer to the customer, the related purchase orders do not qualify as an “accounting contract” and as a result the consideration received is recorded as deferred revenue and recognized over the estimated time for which parts are produced on each respective tool (approximately two years). The related costs to produce the tooling are capitalized and depreciated over the estimated useful life of the tool (approximately two years).
F-16

•	Under legacy GAAP, the Company recognized revenue on certain long-term agreements with variable pricing at the selling price that was in effect for the current period at the time of shipment. Under ASC 606, the Company will recognize revenue for these contracts at the weighted average selling price for each part over the term of the agreement for any agreements where the Company estimates that we will not be able to achieve the corresponding cost changes necessary to maintain a consistent margin over the term of the agreement. The Company has a small number of long-term agreements with variable pricing.

The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of ASC 606 which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes all but an immaterial portion of its product sales upon shipment. The Company recognizes revenue from the sale of tooling and machinery primarily upon customer acceptance, with the exception of certain tooling where control does not transfer to the customer, which results in revenue being recognized over the estimated time for which parts are produced with the use of each respective tool. The Company recognizes revenue from engineering services as the services are performed. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the good and are expensed when revenue is recognized.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to our customers (in thousands) (See Note 9 for further information regarding net sales by market):

	Years Ended December 31,
	2018	2017	2016
Net sales of:
Products	$183,186	$146,275	$144,210
Tooling and Machinery	4,302	1,181	1,633
Engineering services	2,967	387	289
Total net sales	$190,455	$147,843	$146,132

Contract balances

The timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has deferred revenue (contract liabilities), included within “deferred revenue” on the condensed consolidated balance sheets.

The following table presents opening and closing balances of contract liabilities for the year ended December 31, 2018 (in thousands):

Contract Liabilities

Deferred revenue - January 1, 2018	$871
Acquired in Dielectrics business combination	2,175
Increases due to consideration received from customers	4,188
Revenue recognized	(4,727)
Deferred revenue - December 31, 2018	$2,507

Revenue recognized during the year ended December 31, 2018 from amounts included in deferred revenue at the beginning of the period was approximately $615,000.

When invoicing occurs after revenue recognition, the Company has unbilled receivables (contract assets) included within “receivables” on the condensed consolidated balance sheet. Unbilled receivables were approximately $65,000 at December 31, 2018 and was generated as a result of revenue recognized during the year ended December 31, 2018 that had not yet been billed.

(3)	Supplemental Cash Flow Information

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Cash paid for:
Interest	$1,303	$47	$66
Income taxes, net of refunds	$3,463	$3,878	$3,562

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$218	$85	$87

During the years ended December 31, 2018, 2017 and 2016, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling approximately $0, $172,000, and $166,000, respectively.

(4)	Receivables

Receivables consist of the following (in thousands):

	December 31,
	2018	2017
Accounts receivable–trade	$28,885	$22,033
Less allowance for doubtful receivables	(564)	(652)
Receivables, net	$28,321	$21,381

Receivables are written off against these reserves in the period they are determined to be uncollectable, and payments subsequently received on previously written-off receivables are recorded as a reversal of the bad debt provision. The Company performs credit evaluations on its customers and obtains credit insurance on a large percentage of its accounts but does not generally require collateral. The Company recorded a (reversal of) provision for doubtful accounts of approximately $(50,000) and $116,000 for the years ended December 31, 2018 and 2017, respectively.

(5)	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2018	2017
Raw materials	$11,727	$6,898
Work in process	2,521	1,207
Finished goods	5,328	4,758
Total Inventory	$19,576	$12,863

(6)	Other Intangible Assets

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2018 are as follows (in thousands):

	Tradename & Brand	Non- Compete	Customer List	Total
Estimated useful life	10 years	5 years	20 years
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(33)	(85)	(1,034)	$(1,152)
Net balance	$334	$377	$21,521	$22,232

The weighted-average amortization period for all intangible assets is 19.6 years. Amortization expense related to intangible assets was approximately $1.2 million, $0.3 million and $0.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The estimated remaining amortization expense as of December 31, 2018 is as follows (in thousands):

2019	$1,257
2020	1,257
2021	1,257
2022	1,257
2023	1,172
Thereafter	16,032
Total	$22,232

(7)	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2018	2017
Land and improvements	$3,191	$3,191
Buildings and improvements	35,187	28,939
Leasehold improvements	2,843	2,553
Machinery & Equipment	62,441	58,602
Furniture, fixtures, computers & software	7,119	6,820
Construction in progress	999	6,611
	$111,780	$106,716

Depreciation and amortization expense of Property, Plant and Equipment for the years ended December 31, 2018, 2017 and 2016, were approximately $6.6 million, $5.3 million, and $5.3 million, respectively.

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

The credit facilities under the Amended and Restated Credit Agreement (the “Amended and Restated Credit Facilities”) consist of a $20 million unsecured term loan and an unsecured revolving credit facility, under which the Company may borrow up to $50 million. The Amended and Restated Credit Agreement matures on February 1, 2023.  The proceeds borrowed pursuant to the Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of Dielectrics Inc. (“Dielectrics”) (See Note 22), as well as certain other permitted acquisitions. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

The Amended and Restated Credit Agreement calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from .25% to zero. In both cases the applicable margin is dependent upon Company performance.  Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.  As of December 31, 2018, the applicable interest rate was approximately 3.52% and the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Included in the Amended and Restated Credit Facilities were approximately $0.6 million in standby letters of credit as a financial guarantee on worker’s compensation insurance policies.

Long-term debt consists of the following (in thousands):

December 31, 2018
Revolving credit facility	$8,000
Term loan	17,143
Total long-term debt	25,143
Current portion	(2,857)
Long-term debt, excluding current portion	$22,286

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

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modifies the Company’s interest rate exposure by converting the term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was $17,142,856 at December 31, 2018. The fair value of the swap as of December 31, 2018 was approximately $64,000 and is included in other assets. Changes in the fair value of the swap are recorded in other income/expense and resulted in income of approximately $64,000 during the year ended December 31, 2018.

(9)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2018	2017
Compensation	$3,529	$2,536
Benefits / self-insurance reserve	782	334
Paid time off	1,131	990
Commissions payable	384	309
Other	2,632	1,297
	$8,458	$5,466

(10)	Income Taxes

The Company’s income tax provision for the years ended December 31, 2018, 2017 and 2016 consists of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current
Federal	$1,772	$3,117	$3,120
State	439	551	651
	2,211	3,668	3,771
Deferred
Federal	1,917	(1,091)	546
State	(36)	72	30
	1,881	(1,019)	576

Total income tax provision	$4,092	$2,649	$4,347

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Reserves	$367	$398
Inventory capitalization	421	228
Compensation programs	447	394
Retirement liability	2	7
Equity-based compensation	290	158
Deferred rent	11	6
Intangible assets	141	274
Tax credits	257	-
Total deferred tax assets	1,936	1,465
Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(4,668)	(3,305)
Goodwill	(1,397)	(600)
Total deferred tax liabilities	(6,065)	(3,905)
Net long-term deferred tax liabilities	$(4,129)	$(2,440)

The amounts recorded as deferred tax assets as of December 31, 2018 and 2017, represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company has total deferred tax assets of approximately $1.9 million at December 31, 2018, that it believes are more likely than not to be realized in the carryforward period. Management reviews the recoverability of deferred tax assets during each reporting period.

The Company has approximately $325,000 of tax credit carryforwards related to one state jurisdiction that expire in 2022.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 21% to income before income tax expense as follows:

	Years Ended December 31,
	2018	2017	2016
Computed “expected” tax rate	21.0%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	2.8	3.5	3.7
Meals and entertainment	0.2	0.3	0.2
Tax credits	(1.9)	(0.6)	(0.6)
Domestic production deduction	-	(2.6)	(2.5)
Non-deductible ISO stock option expense	0.1	0.1	0.3
Unrecognized tax benefits	-	-	(0.1)
Excess tax benefits on equity awards	(1.3)	(1.4)	-
Excess compensation	0.8	-	-
Impact on deferred taxes of new legislation	-	(11.1)	-
Other	0.5	0.1	0.3
Effective tax rate	22.2%	22.3%	35.3%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by any state for income taxes with the exception of returns filed in Michigan which have been audited through 2004, income tax returns filed in Massachusetts which have been audited through 2007, income tax returns filed in Florida which have been audited through 2009, income tax returns filed in New Jersey which have been audited through 2012, and income tax returns in Colorado which have been audited through 2013. Income tax returns in Colorado are currently being audited for the years 2014 through 2017. Federal and state tax returns for the years 2015 through 2018 remain open to examination by the IRS and various state jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) resulting from uncertain tax positions is as follows (in thousands):

	December 31,
	2018	2017
Gross UTB balance at beginning of fiscal year	$150	$150
Reductions for tax positions of prior years	-	-
Gross UTB balance at end of fiscal year	$150	$150

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2018 and 2017 is $150,000 and $150,000, respectively.

In addition, the total amount of accrued interest and penalties on uncertain tax positions at December 31, 2018 and 2017 is $153,000 and $153,000, respectively.

At December 31, 2018, all of the unrecognized tax benefits relate to tax returns of a specific state jurisdiction that are currently under examination. On January 17, 2019 the Company came to an agreement with the state and on February 21, 2019 the Company received a check in the amount of $156,000 as settlement of the unrecognized tax benefits. Therefore, the Company anticipates a reduction to zero of its gross UTB balance in the first quarter of 2019.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), resulting in significant modifications to existing law.  Also on this date, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 118 to provide guidance to companies on how to implement the accounting and disclosure changes in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of H.R.1, also known as the 2017 Tax Act. Consistent with SAB 118,  the Company provisionally recorded an income tax benefit of $1.5 million related to the 2017 Tax Act, including remeasurement of its deferred tax assets and liabilities, and executive compensation limitations under Internal Revenue Code Section 162(m), among others.

As of December 31, 2018, the Company has completed its assessment of the total impact of the 2017 Tax Act, which resulted in a reduction in our deferred tax assets and liabilities for the change in the domestic tax rate and a reduction of deferred tax assets related to executive stock-based compensation that would not be realized under the provisions of Internal Revenue Code Section 162(m). In 2018, we revised our overall reduction in our deferred tax assets by $50,000 to reflect our analysis over stock- based compensation.

(11)	Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute both basic and diluted income per share consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Basic weighted average common shares outstanding during the year	7,347	7,248	7,190
Weighted average common equivalent shares due to stock options and restricted stock units	83	89	85
Diluted weighted average common shares outstanding during the year	7,430	7,337	7,275

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

For the years ended December 31, 2018, 2017 and 2016, the number of stock awards excluded from the computation was 10,344, 27,336 and 52,377, respectively.

(12)	Stock Option and Equity Incentive Plans

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

The Company issues share-based awards through several plans that are described below. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Years Ended December 31,
Share-based compensation related to:	2018	2017	2016
Common stock grants	$505	$505	$505
Stock option grants	149	138	237
Restricted Stock Unit awards	559	425	314
Total share-based compensation	$1,213	$1,068	$1,056

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

Through December 31, 2018, 1,236,812 shares of common stock have been issued under the 2003 Incentive Plan, none of which have been restricted. An additional 73,392 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies. The Company has also granted awards in the form of stock options under this Plan. Through December 31, 2018, 185,000 options have been granted and 49,375 options are outstanding. At December 31, 2018, 854,077 shares or options are available for future issuance in the 2003 Incentive Plan.

Director Plan

Effective July 15, 1998, the Company adopted the 1998 Director Plan, which was amended and renamed, on June 3, 2009, the 2009 Non-Employee Director Stock Incentive Plan (the “Director Plan”). The Director Plan was amended on March 7, 2013, to (i) prohibit the repricing of stock options or other equity awards without the consent of the Company’s shareholders, and (ii) prohibit the Company from buying out underwater stock options. The Director Plan, as amended, provides for the issuance of stock options and other equity-based securities of up to 975,000 shares to non-employee members of the Company’s board of directors. Through December 31, 2018, 348,490 options have been granted and 106,543 options are outstanding. For the year ended December 31, 2018, 3,366 shares of common stock were issued, and 101,626 shares remained available to be issued under the Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding December 31, 2017	202,739	$18.23
Granted	10,344	31.20
Exercised	(78,680)	31.43
Outstanding December 31, 2018	134,403	$20.46	4.50	$1,296
Exercisable at December 31, 2018	126,543	$19.97	4.53	$1,286
Vested and expected to vest at December 31, 2018	134,403	$20.46	4.50	$1,296

During the years ended December 31, 2018, 2017 and 2016, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $1.2 million, $0.6 million and $0.7 million, respectively, and the total amount of consideration received from the exercise of these options was approximately $1.3 million, $0.8 million and $0.7 million, respectively. At its discretion, the Company allows option holders to surrender previously-owned common stock in lieu of paying the exercise price and withholding taxes. During the year ended December 31, 2018, no shares were surrendered for this purpose. During the year ended December 31, 2017, 6,511 shares (6,511 for options and zero for taxes) were surrendered at an average market price of $26.45. During the year ended December 31, 2016, 6,514 shares (6,514 for options and zero for taxes) were surrendered at an average market price of $25.50.

On February 21, 2018, the Company’s Compensation Committee approved the award of $400,000 payable in shares of the Company’s common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Equity Incentive Plan. The shares were issued on December 12, 2018.

On June 6, 2018 the Company issued 3,366 shares of unrestricted common stock to the non-employee members of the Company’s Board of Directors as part of their annual retainer for serving on the Board.

The Company grants RSUs to its executive officers and employees. The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company. Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s closing stock price, and is charged, to expense ratably during the service period. No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested. The following table summarizes information about stock unit award activity during the year ended December 31, 2018:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2017	57,395	$21.03
Awarded	30,831	29.36
Shares vested	(16,050)	23.55
Outstanding at December 31, 2018	72,176	$23.60

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the year ended December 31, 2018, 5,238 shares were redeemed for this purpose at an average market price of $27.60. During the years ended December 31, 2017 and 2016, 4,377 and 3,389 shares were redeemed for this purpose at an average market price of $24.50 and $22.82, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2018, vest (in thousands):

	Options	Common Stock	Restricted Stock Units	Total
2019	$28	$-	$502	$530
2020	28	-	416	444
2021	-	-	250	250
2022	-	-	30	30
Total	$56	$-	$1,198	$1,254

Tax benefits totaling approximately $0, $0 and $145,000 were recognized as additional paid-in capital during the years ended December 31, 2018, 2017 and 2016, respectively, since the Company’s tax deductions exceeded the share-based compensation charge recognized for stock options exercised and RSUs vested.

(13)	Preferred Stock

On March 18, 2009, the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share on March 20, 2009, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the “Preferred Share”), of the Company, at a price of $25.00 per one one-thousandth of a Preferred Share subject to adjustment and the terms of the Rights Agreement. The rights expire on March 19, 2019. On March 13, 2019, the Company’s Board of Directors voted not to replace the rights when they expire.

(14)	Supplemental Retirement Benefits

The Company provides discretionary supplemental retirement benefits for certain retired officers, which will provide an annual benefit to these individuals for various terms following separation from employment. The Company recorded an expense of approximately $2,000, $3,000 and $4,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The present value of the supplemental retirement obligation has been calculated using a 4.1% discount rate and is included in other liabilities. Total projected future cash payments for the year ending December 31, 2019 is approximately $25,000, representing the completion of all retirement arrangements under this arrangement.

(15)	Commitments and Contingencies

(a)	Leases – The Company has operating leases for certain facilities that expire through 2023. Certain of the leases contain escalation clauses that require payments of additional rent as well as increases in related operating costs.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2018, are as follows (in thousands):

Years Ending December 31,	Operating Leases
2019	$1,051
2020	1,070
2021	1,063
2022	975
2023	36
Total minimum lease payments	$4,195

Rent expense amounted to approximately $1.2 million, $0.9 million, and $0.8 million in 2018, 2017 and 2016, respectively.

(b)	Legal – From time to time, the Company may be a party to various suits, claims and complaints arising in the ordinary course of business. In the opinion of management of the Company, these suits, claims and complaints should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(16)	Employee Benefit Plans

The Company maintains a profit-sharing plan for eligible employees. Contributions to the Plan are made in the form of matching contributions to employee 401(k) deferrals, as well as discretionary profit-sharing amounts determined by the Board of Directors to be funded by March 15 following each fiscal year. Contributions were approximately $1.1 million, $0.8 million and $0.7 million in 2018, 2017 and 2016, respectively.

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

The compensation withheld from Plan participants, together with gains or losses determined by the participants’ deferral elections is reflected as a deferred compensation obligation to participants and is classified within the liabilities section in the accompanying balance sheets. At December 31, 2018 and 2017, the balance of the deferred compensation liability totaled approximately $2.0 million and $2.0 million, respectively. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are classified within the other assets section of the accompanying balance sheets and are accounted for based on the underlying cash surrender values of the policies and totaled approximately $2.0 million and $2.0 million as of December 31, 2018 and 2017, respectively.

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

Level 2	December 31, 2018
Assets:
Derivative financial instruments	$64

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

(18)	Segment Data

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the year ended December 31, 2018. A vast majority of the Company’s assets are located in the United States.

The Company’s custom products are primarily sold to customers within the Medical, Consumer, Automotive, Aerospace and Defense, Electronics, and Industrial markets. Sales by market for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018		2017		2016
Market	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$110,282	57.9%	$70,087	47.4%	$64,733	44.3%
Consumer	24,989	13.1%	21,328	14.4%	20,721	14.2%
Automotive	20,012	10.5%	23,118	15.6%	27,255	18.7%
Aerospace & Defense	13,133	6.9%	11,521	7.8%	10,951	7.5%
Electronics	11,453	6.0%	11,960	8.1%	11,675	8.0%
Industrial	10,586	5.6%	9,829	6.6%	10,797	7.4%
Net Sales	$190,455	100.0%	$147,843	100.0%	$146,132	100.0%

Certain amounts for the year ended December 31, 2017 and 2016 were reclassified between markets to conform to the current year presentation.

(19)	Quarterly Financial Information (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share data):

2018	Q1	Q2	Q3	Q4
Net sales	$42,931	$49,019	$47,808	$50,697
Gross profit	10,185	12,986	12,431	12,706
Net income	1,777	3,990	4,134	4,410
Basic net income per share	0.24	0.54	0.56	0.60
Diluted net income per share	0.24	0.54	0.56	0.59

2017	Q1	Q2	Q3	Q4
Net sales	$37,053	$37,886	$35,684	$37,220
Gross profit	9,516	9,941	8,193	7,837
Net income	2,171	2,630	1,695	2,714
Basic net income per share	0.30	0.36	0.23	0.38
Diluted net income per share	0.30	0.36	0.23	0.37

(20)	Plant Consolidation

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

The Company has recorded the following restructuring costs associated with the consolidations discussed above for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Restructuring Costs	Massachusetts

Relocation	$63	$420

Total restructuring costs	$63	$420

The above costs were reclassified in the Consolidated Statement of Income as “Restructuring Costs” from Cost of Sales.

(21)	Material Overcharge Settlement

The Company was a participant in a class action lawsuit against a number of polyurethane foam suppliers (“Defendants”) that was settled during the second quarter of 2016. The suit was filed to recover damages and obtain injunctive relief for Defendants’ alleged violations of the federal antitrust laws with respect to the fixing of prices of polyurethane foam sold from January 1, 1999 through August 2010. During the years ended December 31, 2018, 2017 and 2016, the Company received settlement amounts of approximately $0.1 million, $0.1 million and $2.1 million, respectively. These settlement amounts are recorded as “Material overcharge settlement” in the operating income section of the Consolidated Statements of Income.

(22)	Acquisition

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

The following table summarizes the allocation of consideration paid to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s estimates of fair value (in thousands):

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

Acquisition costs associated with the transaction were approximately $1.1 million and were charged to expense in the year ended December 31, 2018. These costs were primarily for investment banking and legal fees and are reflected on the face of the income statement.

The following table contains an unaudited pro forma condensed consolidated statement of operations for the years ended December 31, 2018 and 2017, as if the Dielectrics acquisition had occurred at the beginning of each of the respective periods (in thousands):

	Year Ended December 31,
	2018	2017
	(Unaudited)	(Unaudited)
Sales	$193,510	$180,419
Operating Income	$19,464	$18,990
Net Income	$14,110	$13,126
Earnings per share:
Basic	$1.92	$1.81
Diluted	$1.90	$1.79

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have occurred had the Dielectrics acquisition occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

The amount of revenue and net income of Dielectrics recognized since the acquisition date, which is included in the condensed consolidated statement of income for the year ended December 31, 2018, was approximately $36.2 million and $6.3 million, respectively.

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2018, 2017 and 2016

Accounts receivable, allowance for doubtful accounts:

	2018	2017	2016
Balance at beginning of year	$652	$567	$499
Provision for bad debt	(50)	116	126
Write-offs, net of recoveries	(38)	(31)	(58)
Balance at end of year	$564	$652	$567

