Form 10-Q
period 2019-03-31
UFP TECHNOLOGIES INC
filed 2019-05-10
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____; No X

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	UFPT	The NASDAQ Stock Market L.L.C.

7,423,558 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of May 1, 2019.

UFP Technologies, Inc.

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$2,493	$3,238
Receivables, less allowance for doubtful accounts of $496 at March 31, 2019 and $564 at December 31, 2018	29,772	28,321
Inventories	19,437	19,576
Prepaid expenses	1,842	2,206
Refundable income taxes	1,504	2,285
Total current assets	55,048	55,626
Property, plant and equipment	113,275	111,779
Less accumulated depreciation and amortization	(55,820)	(54,112)
Net property, plant and equipment	57,455	57,667
Goodwill	51,838	51,838
Intangible assets, net	21,918	22,232
Non-qualified deferred compensation plan	2,482	2,034
Operating lease right of use assets	3,785	-
Other assets	137	201
Total assets	$192,663	$189,598

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,037	$6,836
Accrued expenses	5,952	8,458
Deferred revenue	2,972	2,507
Operating lease liabilities	1,152	-
Current portion of long-term debt	2,857	2,857
Total current liabilities	18,970	20,658
Long-term debt, excluding current portion	19,286	22,286
Deferred income taxes	4,553	4,129
Non-qualified deferred compensation plan	2,481	2,044
Operating lease liabilities	2,679	-
Other liabilities	195	24
Total liabilities	48,164	49,141
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,443,935 and 7,414,376 shares issued and outstanding, respectively at March 31, 2019;7,415,002 and 7,385,443 shares issued and outstanding, respectively at December 31, 2018	74	74
Additional paid-in capital	29,476	29,168
Retained earnings	115,536	111,802
Treasury stock at cost, 29,559 shares at March 31, 2019 and at December 31, 2018	(587)	(587)
Total stockholders’ equity	144,499	140,457
Total liabilities and stockholders' equity	$192,663	$189,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales	$47,328	$42,931
Cost of sales	34,831	32,746
Gross profit	12,497	10,185
Selling, general & administrative expenses	7,244	6,592
Acquisition related costs	-	1,069
Gain on sale of fixed assets	-	(40)
Operating income	5,253	2,564
Interest income	-	(25)
Interest expense	231	273
Other expense (income)	239	(50)
Income before income tax expense	4,783	2,366
Income tax expense	1,049	589
Net income	$3,734	$1,777

Net income per share:
Basic	$0.50	$0.24
Diluted	$0.50	$0.24
Weighted average common shares outstanding:
Basic	7,402	7,300
Diluted	7,466	7,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2018	7,385	$74	$29,168	$111,802	30	$(587)	$140,457

Share-based compensation	20	-	294	-	-	-	294
Exercise of stock options net of shares presented for exercise	17	-	285	-	-	-	285
Net share settlement of restricted stock units and stock option tax withholding	(8)	-	(271)	-	-	-	(271)
Net income	-	-	-	3,734	-	-	3,734

Balance at March 31, 2019	7,414	$74	$29,476	$115,536	30	$(587)	$144,499

Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2017	7,280	$73	$26,664	$97,562	30	$(587)	$123,712

Share-based compensation	16	-	237	-	-	-	237
Exercise of stock options net of shares presented for exercise	30	-	367	-	-	-	367
Net share settlement of restricted stock units and stock option tax withholding	(5)	-	(144)	-	-	-	(144)
Excess tax benefits on share-based compensation - adjustment	-	-	167	-	-	-	167
Adoption of ASC 606	-	-	-	(95)	-	-	(95)
Net income	-	-	-	1,777	-	-	1,777

Balance at March 31, 2018	7,321	$73	$27,291	$99,244	30	$(587)	$126,021

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$3,734	$1,777
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,022	1,832
Gain on sale of fixed assets	-	(40)
Share-based compensation	294	237
Deferred income taxes	424	346
Changes in operating assets and liabilities:
Receivables, net	(1,451)	(3,520)
Inventories	139	(977)
Prepaid expenses	364	(759)
Refundable income taxes	781	241
Other assets	(338)	(155)
Accounts payable	(907)	(290)
Accrued expenses	(2,506)	(1,445)
Deferred revenue	465	658
Non-qualified deferred compensation plan and other liabilities	608	103
Net cash provided by (used in) operating activities	3,629	(1,992)
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,388)	(1,494)
Acquisition of Dielectrics, net of cash acquired	-	(76,978)
Proceeds from sale of fixed assets	-	40
Net cash used in investing activities	(1,388)	(78,432)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	-	36,000
Payments on revolving line of credit	(3,000)	(6,000)
Proceeds from the issuance of long-term debt	-	20,000
Principal repayments of long-term debt	-	(714)
Proceeds from exercise of stock options, net of shares presented for exercise	285	368
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(271)	(144)
Net cash (used in) provided by financing activities	(2,986)	49,510
Net decrease in cash and cash equivalents	(745)	(30,914)
Cash and cash equivalents at beginning of period	3,238	37,978
Cash and cash equivalents at end of period	$2,493	$7,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, included in the Company's 2018 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, the condensed consolidated statements of income for the three-month periods ended March 31, 2019 and 2018, the condensed consolidated statements of stockholders’ equity for the three-month periods ended March 31, 2019 and 2018 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2019 and 2018 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, “Leases (Accounting Standards Codification (ASC) 842),” and issued subsequent amendments to the initial guidance in January 2018 within ASU No. 2018-01 and in July 2018 within ASU Nos. 2018-10 and 2018-11. The Company adopted ASC 842 on January 1, 2019. See Note 7 for further details.

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

(2)	Revenue Recognition

The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of ASC 606 which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes all but an immaterial portion of its product sales upon shipment. The Company recognizes revenue from the sale of tooling and machinery primarily upon customer acceptance, except for certain tooling where control does not transfer to the customer, which results in revenue being recognized over the estimated time for which parts are produced with the use of each respective tool. The Company recognizes revenue from engineering services as the services are performed. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the good and are expensed when revenue is recognized.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to our customers (in thousands):

	Three Months Ended March 31,
Net sales of:	2019	2018
Products	$46,410	$42,226
Tooling and Machinery	645	410
Engineering services	273	295
Total net sales	$47,328	$42,931

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has deferred revenue, or contract liabilities, included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the three months ended March 31, 2019 and 2018 (in thousands):

	Contract Liabilities
	Three Months Ended March 31,
	2019	2018
Deferred revenue - beginning of period	$2,507	$871
Acquired in Dielectrics business combination	-	2,175
Increases due to consideration received from customers	991	685
Revenue recognized	(526)	(601)
Deferred revenue - end of period	$2,972	$3,130

Revenue recognized during the three months ended March 31, 2019 and 2018 from amounts included in deferred revenue at the beginning of the period was approximately $497 thousand and $314 thousand, respectively.

When invoicing occurs after revenue recognition, the Company has unbilled receivables (contract assets) included within “receivables” on the condensed consolidated balance sheet. Unbilled receivables were approximately $44 thousand at March 31, 2019 and resulted from revenue recognized (earned) during the period ended March 31, 2019 that had not yet been billed. There were no unbilled receivables at March 31, 2018.

The following table presents opening and closing balances of contract assets for the three months ended March 31, 2019 (in thousands):

Contract Assets
Three Months Ended March 31, 2019
Unbilled Receivables - beginning of period	$65
Decreases due to customer invoicing	(106)
Increases due to revenue recognized - not invoiced to customers	85
Unbilled Receivables - end of period	$44

(3)	Supplemental Cash Flow Information

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash paid for:
Interest	$47	$114
Income taxes, net of refunds	(156)	-

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$108	$197
Recognition of lease asset and liability (ASC 842)	$3,831	$-

(4)	Fair Value of Financial Instruments

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

Level 2	March 31, 2019	March 31, 2018
(Liabilities) Assets:
Derivative financial instruments	$(175)	$50

Derivative financial instruments consist of an interest rate swap for which fair value is determined through the use of a pricing model, that utilizes verifiable inputs such as market interest rates that are observable at commonly quoted intervals for the full term of the swap agreement.

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2018. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended March 31,
Share-based compensation related to:	2019	2018
Common stock grants	$100	$100
Stock option grants	7	15
Restricted Stock Unit Awards ("RSUs")	187	122
Total share-based compensation	$294	$237

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $164 thousand and $156 thousand for the three-month periods ended March 31, 2019 and 2018, respectively.

The following is a summary of stock option activity under all plans for the three-month period ended March 31, 2019:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	134,043	$20.46
Granted	-
Exercised	(17,205)	32.50
Outstanding at March 31, 2019	116,838	$21.04	4.65	$1,912
Exercisable at March 31, 2019	109,338	$20.51	4.71	$1,847
Vested and expected to vest at March 31, 2019	116,838	$21.04	4.65	$1,912

During the three-month period ended March 31, 2019, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $274 thousand , and the total amount of consideration received by the Company from the exercised options was approximately $285 thousand. During the three-month period ended March 31, 2018, the total intrinsic value of all options exercised was approximately $514 thousand , and the total amount of consideration received by the Company from the exercised options was approximately $367 thousand. At its discretion, the Company allows option holders to surrender previously-owned common stock in lieu of paying the exercise price and withholding taxes. During the three-month periods ended March 31, 2019 and 2018, there were zero shares surrendered for this purpose.

On February 19, 2019, the Company’s Compensation Committee approved the award of $400 thousand , payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan. Subject to his continued employment and the terms of his employment agreement. The shares will be issued in December 2019.

The following table summarizes information about RSU activity during the three-month period ended March 31, 2019:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2018	72,176	$23.60
Awarded	61,710	33.05
Shares vested	(19,860)	23.53
Outstanding at March 31, 2019	114,026	$26.12

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares. During the three-month periods ended March 31, 2019 and 2018, 8,132 and 5,238 shares were surrendered at an average market price of $33.35 and $27.60, respectively.

As of March 31, 2019, the Company had approximately $3.1 million of unrecognized compensation expense that is expected to be recognized over a period of 4 years.

(6)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method ) or net realizable value, and consist of the following at the stated dates (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$10,432	$11,727
Work in process	2,618	2,521
Finished goods	6,387	5,328
Total inventory	$19,437	$19,576

(7)	Leases

The Company adopted ASC 842 - Leases (“ASC 842”) as of January 1, 2019, using the transition method wherein entities could initially apply the new leases standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. The adoption of ASC 842 resulted in an increase to total assets due to the recording of operating lease right-of-use ("ROU") assets and operating lease liabilities of approximately $4.0 million and $4.1 million, respectively, as of January 1, 2019.  The Company did not have any finance leases at the adoption date. The adoption did not materially impact the Company’s condensed consolidated statements of income or cash flows.

The Company has operating leases for offices, manufacturing plants, vehicles and certain office and manufacturing equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or operating lease liabilities. These are expensed as incurred and recorded as variable lease expense. The Company determines if an arrangement is a lease at the inception of a contract. Operating lease ROU assets and operating lease liabilities are stated separately in the condensed consolidated balance sheet.

ROU assets represent the Company's right to use an underlying asset during the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company's lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. ROU assets will also be adjusted for any deferred or accrued rent. As the Company's operating leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Operating fixed lease expense is recognized on a straight-line basis over the lease term.

Three Months Ended March 31, 2019 ($'s in thousands)
Lease Cost:
Operating	$307
Variable	57
Short-term	6
Total lease cost	$370

Cash paid for amounts included in measurement of lease liabilities:
Operating	$303

Weighted-average remaining lease term (years):
Operating	3.37
Weighted-average discount rate:
Operating	4.45%

The aggregate future lease payments for operating leases as of March 31, 2019 were as follows (in thousands):

Remainder of:
2019	$899
2020	1,128
2021	1,119
2022	957
2023	35
Thereafter	-
Total lease payments	4,138
Less: Interest	(307)
Present value of lease liabilities	$3,831

The aggregate future lease payments for operating leases as of December 31, 2018 were as follows (in thousands):

2019	$1,051
2020	1,070
2021	1,063
2022	975
2023	36
Total	$4,195

(8)	Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Basic weighted average common shares outstanding	7,402	7,300
Weighted average common equivalent shares due to stock options and SUAs	64	78
Diluted weighted average common shares outstanding	7,466	7,378

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three-month periods ended March 31, 2019 and 2018, the number of stock awards excluded from the computation of diluted earnings per share for this reason was zero and 15,000, respectively.

(9)	Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the three-month periods ended March 31, 2019 and 2018. All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Automotive, Consumer, Aerospace and Defense, Industrial and Electronics markets. Net sales by market for the three-month periods ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31,
	2019		2018
Market	Net Sales	%	Net Sales	%

Medical	$28,813	60.9%	$24,138	56.2%
Automotive	5,738	12.1%	5,356	12.5%
Consumer	4,416	9.3%	5,460	12.7%
Aerospace & Defense	3,532	7.5%	2,487	5.8%
Industrial	2,625	5.5%	2,618	6.1%
Electronics	2,204	4.7%	2,872	6.7%
Net Sales	$47,328	100.0%	$42,931	100.0%

Certain amounts for the three months ended March 31, 2018 were reclassified between markets to conform to the current period presentation.

(10)	Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of March 31, 2019 are as follows (in thousands):

	Tradename & Brand	Non- Compete	Customer List	Total
Estimated useful life	10 years	5 years	20 years
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(42)	(108)	(1,316)	(1,466)
Net balance	$325	$354	$21,239	$21,918

Amortization expense related to intangible assets was approximately $314 thousand and $198 thousand for the three-month periods ended March 31, 2019 and 2018, respectively. The estimated remaining amortization expense as of March 31, 2019 is as follows (in thousands):

Remainder of:
2019	$943
2020	1,257
2021	1,257
2022	1,257
2023	1,172
Thereafter	16,032
Total	$21,918

(11)	Income Taxes

The income tax expense included in the accompanying unaudited condensed consolidated statements of income principally relates to the Company’s proportionate share of the pre-tax income of its wholly-owned subsidiaries. The determination of income tax expense for interim reporting purposes is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded tax expense of approximately 21.9% and 24.9% of income before income tax expense, for the three-month periods ended March 31, 2019 and 2018, respectively.

(12)	Indebtedness

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

The credit facilities under the Amended and Restated Credit Agreement (the “Amended and Restated Credit Facilities”) consist of a $20 million unsecured term loan and an unsecured revolving credit facility, under which the Company may borrow up to $50 million.  The Amended and Restated Credit Agreement matures on February 1, 2023.  The proceeds borrowed pursuant to the Amended and Restated Credit Agreement may be used for general corporate purposes, as well as permitted acquisitions. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

The Amended and Restated Credit Agreement calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance.  Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments. As of March 31, 2019 there were $0.7 million in standby letters of credit outstanding drawable as a financial guarantee on worker’s compensation insurance policies. As of March 31, 2019, the applicable interest rate was approximately 3.50% and the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Revolving credit facility	$5,000	$8,000
Term loan	17,143	17,143
Total long-term debt	22,143	25,143
Current portion	(2,857)	(2,857)
Long-term debt, excluding current portion	$19,286	$22,286

Derivative Financial Instruments

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modifies the Company’s interest rate exposure by converting the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was approximately $16.4 million at March 31, 2019. The fair value of the swap as of March 31, 2019 and 2018 was approximately $(175) thousand and $50 thousand, respectively and is included in other liabilities and other assets, respectively. Changes in the fair value of the swap are recorded in other expense (income) and were approximately $239 thousand and $(50) thousand during the three-months ended March 31, 2019 and 2018, respectively.

(13)	Acquisition

On February 1, 2018 the Company purchased 100% of the outstanding shares of common stock of Dielectrics Inc., pursuant to a stock purchase agreement and related agreements, for an aggregate purchase price of $80 million in cash. The purchase price was subject to adjustment based upon Dielectrics’ working capital at closing. An additional $250 thousand of consideration was paid by the Company as a result of the final working capital adjustment. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses and liabilities. The Purchase Agreement contains customary representations, warranties and covenants customary for transactions of this type.

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

The following table contains an unaudited pro forma condensed consolidated statement of operations for the three-month period ended March 31, 2018, as if the Dielectrics acquisition had occurred at the beginning of the period (in thousands):

Three-month Period Ended March 31, 2018
(Unaudited)
Sales	$45,986
Operating Income	$3,489
Net Income	$2,375
Earnings per share:
Basic	$0.33
Diluted	$0.32

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

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects, anticipated trends in the different markets in which the Company competes, including the medical, automotive, consumer, aerospace and defense, industrial and electronics markets, statements regarding anticipated new customer and vendor contracts, anticipated advantages and the timing associated with requalification of parts, anticipated advantages of maintaining fewer, larger plants, anticipated advantages the Company expects to realize from its investments and capital expenditures, expectations regarding the manufacturing capacity and efficiencies of the Company’s new production equipment, statements about new product offerings and program launches and the expected timing thereof, statements about the Company’s acquisition opportunities and strategies, statements about the Company’s acquisition of Dielectrics and the integration of the Dielectrics business, the Company’s participation and growth in multiple markets, its business opportunities, the Company’s growth potential and strategies for growth, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales or earnings or sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation risks and uncertainties associated with the Company’s acquisition and integration of Dielectrics, risks associated with plant closures and consolidations, and expected efficiencies from consolidating manufacturing, risks and uncertainties associated with the requalification of parts, the risk that the Company may not be able to finalize anticipated new and existing customer and vendor contracts, risks associated with new product and program launches, including lengthy manufacturing qualification processes, the ability launch on a timely basis, significant start-up and other expenses prior to launch, such as tooling and related manufacturing processes, and manufacturing inefficiencies that may affect the ability to generate profits, risks associated with the implementation of new production equipment and requalification or recertification of transferred equipment in a timely, cost-efficient manner, risks that any benefits from such new equipment may be delayed or not fully realized, or that the Company may be unable to fully utilize its expected production capacity, risks and uncertainties associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates, and risks related to our indebtedness and compliance with covenants contained in our financing arrangements. Accordingly, actual results may differ materially.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this Report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as well as the risks and uncertainties discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to UFP Technologies, Inc. and its consolidated subsidiaries.

Overview

The Company is an innovative designer and custom manufacturer of components, subassemblies, products, and packaging primarily for the medical market. The Company consists of a single operating and reportable segment.

As anticipated, the Company’s sales to customers in the consumer packaging markets were softer during the three- month period ended March 31, 2019. Despite this, overall and organic (first quarter 2019 sales excluding sales of Dielectrics for the month of January) sales grew by 10.2% and 4.5%, respectively during this period. Manufacturing efficiencies helped gross margins to improve to 26.4% in the three- month period ended March 31, 2019 compared to 23.7% in the same period in 2018. The increased sales, improved gross margins and a favorable effective tax rate allowed the Company to more than double net income to $3.7 million for this period from $1.8 million for the same period in 2018.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Results of Operations

Sales

Sales for the three-month period ended March 31, 2019 increased 10.2% to $47.3 million from $42.9 million in the same period in 2018. Organic sales increased 4.5% from the same period last year. The increase in sales for the three-month period ended March 31, 2019 was primarily due to increased sales to the medical, aerospace and defense and automotive markets of 19.4%, 42.0% and 7.1%, respectively. On a combined basis, sales to the consumer, electronics and industrial markets for the three-month period ended March 31, 2019 declined 15.6%. The increased sales to the medical market was primarily due to an extra month of sales at Dielectrics as well as a general increase in demand for medical components. The increase in sales to the aerospace and defense market was primarily due to increased government spending. The increase in sales to the automotive market was primarily due to a new program awarded to us by one of our existing customers. The decline in sales to the consumer, electronics and industrial markets was primarily due to declined orders for protective packaging from several customers due to excess inventories on hand.

Gross Profit

Gross profit as a percentage of sales (“gross margins”) increased to 26.4% for the three-month period ended March 31, 2019 from 23.7% in the same period in 2018. The improvement in gross margins was primarily due to the Company’s ability to leverage the increased sales over the fixed components of overhead as well as achieve further manufacturing efficiencies during the first quarter of 2019.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three-month period ended March 31, 2019 increased 9.9% to $7.2 million from $6.6 million in the same period in 2018. As a percentage of sales SG&A for the three-month period ended March 31, 2019 declined slightly to 15.3% from 15.4% in the same period in 2018. The increase in SG&A was largely attributable to an extra month of SG&A at Dielectrics of approximately $0.4 million.

Acquisition Costs

The Company incurred approximately $1.1 million in costs associated with the Dielectrics acquisition which were charged as an expense in the three-month period ended March 31, 2018. These costs were primarily for investment banking and legal fees and are reflected on the face of the income statement.

Interest Income and Expense

The Company had net interest expense of approximately $231 thousand and $248 thousand for the three-month periods ended March 31, 2019 and 2018, respectively. The decrease in net interest expense is primarily due to a reduction in the outstanding balance of debt.

Other Expense (Income)

The Company had other expense (income) of approximately $239 thousand and $(50) thousand for the three-month periods ended March 31, 2019 and 2018, respectively. This increase is due to an increase in the fair value of the swap liability which was caused by a decrease in expectations of future interest rate increases. Should the Company choose to keep the swap for the full five-year term, the net impact to the income statement due to changes in fair value will be zero.

Income Taxes

The Company recorded tax expense of approximately 21.9% and 24.9% of income before income tax expense, respectively, for each of the three-month periods ended March 31, 2019 and 2018. The decrease in the effective tax rate was primarily due to a settlement during this period with a specific state resulting in a receipt of $156 thousand and a corresponding reduction in income tax expense.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the three-month period ended March 31, 2019 was approximately $3.6 million and was primarily a result of net income generated of approximately $3.7 million, depreciation and amortization of approximately $2.0 million, share-based compensation of approximately $0.3 million, an increase in deferred taxes of approximately $0.4 million, a decrease in inventory of approximately $0.1 million, a decrease in prepaid expenses of approximately $0.4 million, a decrease in refundable income taxes of approximately $0.8 million, an increase in deferred revenue of approximately $0.4 million and an increase in other liabilities of approximately $0.6 million. These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $1.4 million primarily due to increased sales in the last two months of the first quarter of 2019 over the same period of the fourth quarter of 2018, an increase in other assets of approximately $0.3 million and a decrease in accounts payable and accrued expenses of approximately $3.4 million due to the timing of vendor payments in the ordinary course of business and payments of year-end variable compensation.

Net cash used in investing activities during the three-month period ended March 31, 2019 was approximately $1.4 million and was primarily the result of additions of manufacturing machinery and equipment across the Company.

Net cash used in financing activities was approximately $3.0 million during the three-month period ended March 31, 2019, resulting from repayments on our credit facility of approximately $3.0 million and to pay statutory withholding for stock options exercised and restricted stock units vested of approximately $0.3 million, partially offset by net proceeds received upon stock options exercises of approximately $0.3 million.

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

The Amended and Restated Credit Facilities call for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.  As of March 31, 2019 there were $0.7 million in standby letters of credit outstanding drawable as a financial guarantee on worker’s compensation insurance policies. As of March 31, 2019, the applicable interest rate was approximately 3.50% and the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Revolving credit facility	$5,000	$8,000
Term loan	17,143	17,143
Total long-term debt	22,143	25,143
Current portion	(2,857)	(2,857)
Long-term debt, excluding current portion	$19,286	$22,286

Derivative Financial Instruments

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modifies the Company’s interest rate exposure by converting the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was approximately $16.4 million at March 31, 2019. The fair value of the swap as of March 31, 2019 and 2018 was approximately $(175) thousand and $50 thousand, respectively and is included in other liabilities and other assets, respectively. Changes in the fair value of the swap are recorded in other expense (income) and were approximately $239 thousand and $(50) thousand during the three-months ended March 31, 2019 and 2018, respectively.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its Amended and Restated Credit Facilities. The Company generated cash of approximately $3.6 million from operations during the three months ended March 31, 2019, however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance.

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

Stock Repurchase Program

On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company did not repurchase any shares of its common stock under this program in the first three months of 2019. Through March 31, 2019, the Company repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587 thousand. At March 31, 2019, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance-Sheet Arrangements

In addition to operating leases, the Company’s off-balance-sheet arrangements include standby letters of credit which are included in the Company’s revolving credit facility. As of March 31, 2019, there was approximately $0.7 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies.

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

The adoption of Accounting Standards Codification 842, Leases (“ASC 842”), did not require significant changes in our internal controls and procedures over financial reporting and disclosures.

PART II:	OTHER INFORMATION

ITEM 1A:	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part 1 - Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. The Company did not repurchase any shares of its common stock under this program in the first three months of 2019. Through March 31, 2019, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587 thousand. At March 31, 2019, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6:	EXHIBITS

Exhibit No.	Description

10.1	Form of 2019 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2019 (SEC File No. 001-12648)). #
10.2	Form of 2019 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2019 (SEC File No. 001-12648)). #
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

__________________

*	Filed herewith.
**	Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: May 10, 2019	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: May 10, 2019	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

