Form 10-Q
period 2019-09-30
UFP TECHNOLOGIES INC
filed 2019-11-08
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 2019

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

Yes ____; No X

7,437,136 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of November 1, 2019.

UFP Technologies, Inc.

Index

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$11,390	$3,238
Receivables, less allowance for doubtful accounts of $533 at September 30, 2019 and $564 at December 31, 2018	28,796	28,321
Inventories	19,219	19,576
Prepaid expenses	2,659	2,206
Refundable income taxes	2,036	2,285
Total current assets	64,100	55,626
Property, plant and equipment	115,208	111,779
Less accumulated depreciation and amortization	(58,128)	(54,112)
Net property, plant and equipment	57,080	57,667
Goodwill	51,838	51,838
Intangible assets, net	21,289	22,232
Non-qualified deferred compensation plan	2,615	2,034
Operating lease right of use assets	3,276	-
Other assets	140	201
Total assets	$200,338	$189,598

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,825	$6,836
Accrued expenses	8,326	8,458
Deferred revenue	2,532	2,507
Operating lease liabilities	821	-
Current portion of long-term debt	2,857	2,857
Total current liabilities	21,361	20,658
Long-term debt, excluding current portion	12,143	22,286
Deferred income taxes	5,381	4,129
Non-qualified deferred compensation plan	2,643	2,044
Operating lease liabilities	2,511	-
Other liabilities	410	24
Total liabilities	44,449	49,141
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,466,695 and 7,437,136 shares issued and outstanding, respectively at September 30, 2019;7,415,002 and 7,385,443 shares issued and outstanding, respectively at December 31, 2018	74	74
Additional paid-in capital	30,627	29,168
Retained earnings	125,775	111,802
Treasury stock at cost, 29,559 shares at September 30, 2019 and December 31, 2018	(587)	(587)
Total stockholders’ equity	155,889	140,457
Total liabilities and stockholders' equity	$200,338	$189,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Net sales	$49,394	$47,808	$148,120	$139,758
Cost of sales	36,073	35,377	107,932	104,156
Gross profit	13,321	12,431	40,188	35,602
Selling, general & administrative expenses	7,183	6,541	22,226	20,550
Acquisition-related costs	-	-	-	1,089
Material overcharge settlement	-	-	-	(104)
Loss (Gain) on sale of fixed assets	-	5	-	(51)
Operating income	6,138	5,885	17,962	14,118
Interest income	-	(12)	-	(44)
Interest expense	165	355	590	1,032
Other expense (income)	24	(85)	461	(137)
Income before income tax expense	5,949	5,627	16,911	13,267
Income tax expense	308	1,493	2,938	3,366
Net income	$5,641	$4,134	$13,973	$9,901

Net income per share:
Basic	$0.76	$0.56	$1.88	$1.35
Diluted	$0.75	$0.56	$1.87	$1.34
Weighted average common shares outstanding:
Basic	7,432	7,366	7,419	7,338
Diluted	7,493	7,435	7,476	7,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Nine-Month Period Ended September 30, 2019

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at January 1, 2019	7,385	$74	$29,168	$111,802	30	$(587)	140,457
Share-based compensation	20	-	294	-	-	-	294
Exercise of stock options net of shares presented for exercise	17	-	285	-	-	-	285
Net share settlement of restricted stock units and stock option tax withholding	(8)	-	(271)	-	-	-	(271)
Net income	-	-	-	3,734	-	-	3,734
Balance at March 31, 2019	7,414	$74	$29,476	$115,536	30	$(587)	$144,499
Share-based compensation	-	-	402	-	-	-	402
Exercise of stock options net of shares presented for exercise	14	-	155	-	-	-	155
Net income	-	-	-	4,598	-	-	4,598
Balance at June 30, 2019	7,428	$74	$30,033	$120,134	30	$(587)	$149,654
Share-based compensation	-	-	473	-	-	-	473
Exercise of stock options net of shares presented for exercise	9	-	121	-	-	-	121
Net income	-	-	-	5,641	-	-	5,641
Balance at September 30, 2019	7,437	$74	$30,627	$125,775	30	$(587)	$155,889

The accompanying notes are an integral part of these consolidated financial statements.

Nine-Month Period Ended September 30, 2018

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at January 1, 2018	7,280	$73	$26,664	$97,562	30	$(587)	$123,712
Share-based compensation	16	-	237	-	-	-	237
Exercise of stock options net of shares presented for exercise	30	-	367	-	-	-	367
Net share settlement of restricted stock units and stock option tax withholding	(5)	-	(144)	-	-	-	(144)
Excess tax benefits on share-based compensation - adjustment	-	-	167	-	-	-	167
Adoption of ASC 606	-	-	-	(95)	-	-	(95)
Net income	-	-	-	1,777	-	-	1,777
Balance at March 31, 2018	7,321	$73	$27,291	$99,244	30	$(587)	$126,021
Share-based compensation	3	1	453	-	-	-	454
Exercise of stock options net of shares presented for exercise	35	-	597	-	-	-	597
Adoption of ASC 606	-	-	-	24	-	-	24
Net income	-	-	-	3,990	-	-	3,990
Balance at June 30, 2018	7,359	$74	$28,341	$103,258	30	$(587)	$131,086
Share-based compensation	-	-	272	-	-	-	272
Exercise of stock options net of shares presented for exercise	14	-	305	-	-	-	305
Net income	-	-	-	4,134	-	-	4,134
Balance at September 30, 2018	7,373	$74	$28,918	$107,392	30	$(587)	$135,797

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30
	2019	2018
Cash flows from operating activities:
Net income	$13,973	9,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,120	5,820
Gain on sale of fixed assets	-	(51)
Share-based compensation	1,169	963
Deferred income taxes	1,252	1,007
Changes in operating assets and liabilities:
Receivables, net	(475)	(4,379)
Inventories	357	(2,621)
Prepaid expenses	(453)	(262)
Refundable income taxes	249	51
Other assets	35	(439)
Accounts payable	(220)	2,249
Accrued expenses	689	157
Deferred revenue	25	872
Non-qualified deferred compensation plan and other liabilities	(335)	281
Net cash provided by operating activities	22,386	13,549
Cash flows from investing activities:
Additions to property, plant, and equipment	(4,381)	(4,521)
Acquisition of Dielectrics, net of cash acquired	-	(76,978)
Proceeds from sale of fixed assets	-	77
Net cash used in investing activities	(4,381)	(81,422)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	-	36,000
Payments on revolving line of credit	(8,000)	(20,000)
Proceeds from the issuance of long-term debt	-	20,000
Principal repayments of long-term debt	(2,143)	(2,143)
Proceeds from exercise of stock options, net of shares presented for exercise	561	1,270
Payment of statutory withholdings for stock options exercised and restricted stock units vested	(271)	(144)
Net cash (used in) provided by financing activities	(9,853)	34,983
Net increase (decrease) in cash and cash equivalents	8,152	(32,890)
Cash and cash equivalents at beginning of period	3,238	37,978
Cash and cash equivalents at end of period	$11,390	$5,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

The condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, the condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2019 and 2018, the condensed consolidated statements of stockholders’ equity for the three- and nine-month periods ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2018 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2019.

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

Revisions

Certain revisions have been made to the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018, due to a reclassification of deferred revenue. The reclassification resulted in a decrease to the change in deferred revenue and an increase in the change in accrued expenses in the amount of approximately $574 thousand. These revisions had no impact on previously reported net income and are deemed immaterial to the previously issued financial statements.

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net sales of:	2019	2018	2019	2018
Products	$47,400	$46,423	$144,386	$135,670
Tooling and machinery	952	537	1,920	2,135
Engineering services	1,042	848	1,814	1,953
Total net sales	$49,394	$47,808	$148,120	$139,758

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has deferred revenue, or contract liabilities, included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Contract Liabilities
	Nine Months Ended September 30,
	2019	2018
Deferred revenue - beginning of period	$2,507	$871
Acquired in Dielectrics business combination	-	2,175
Increases due to consideration received from customers	2,256	3,088
Revenue recognized	(2,231)	(2,216)
Deferred revenue - end of period	$2,532	$3,918

Revenue recognized during the nine-month periods ended September 30, 2019 and 2018 from amounts included in deferred revenue at the beginning of the period were approximately $1.3 million and $527 thousand, respectively.

When invoicing occurs after revenue recognition, the Company has unbilled receivables (contract assets) included within “receivables” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract assets for the nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Contract Assets
	Nine Months Ended September 30,
	2019	2018
Unbilled Receivables - beginning of period	$65	$-
Increases due to revenue recognized - not invoiced to customers	660	236
Decreases due to customer invoicing	(712)	(188)
Unbilled Receivables - end of period	$13	$48

(3)	Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2019	2018
	(in thousands)
Cash paid for:
Interest	$579	$853
Income taxes, net of refunds	1,593	2,308

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$209	$216
Recognition of lease asset and liability (ASC 842)	$3,831	$-

(4)	Fair Value of Financial Instruments

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

Level 2	September 30, 2019	December 31, 2018
(Liabilities) Assets:
Derivative financial instruments	$(397)	$64

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2018. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Share-based compensation related to:	2019	2018	2019	2018
Common stock grants	$100	$100	$300	$405
Stock option grants	60	9	91	143
Restricted Stock Unit Awards ("RSUs")	313	163	778	415
Total share-based compensation	$473	$272	$1,169	$963

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $176 thousand and $289 thousand for the three-month periods ended September 30, 2019 and 2018, respectively, and approximately $524 thousand and $649 thousand for the nine-month periods ended September 30, 2019 and 2018, respectively.

The following is a summary of stock option activity under all plans for the nine-month period ended September 30, 2019:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	134,043	$20.46
Granted	16,536	38.61
Exercised	(39,965)	14.06
Outstanding at September 30, 2019	110,614	$25.49	5.83	$1,450
Exercisable at September 30, 2019	86,578	$22.71	5.32	$1,376
Vested and expected to vest at September 30, 2019	110,614	$25.49	5.83	$1,450

On June 5, 2019, the Company granted options to its directors for the purchase of 16,536 shares of common stock at that day’s closing price of $38.61. The compensation expense related to these grants was determined as the fair value of the options using the Black-Scholes option pricing model based on the following assumptions:

Expected volatility	28.9%
Expected dividends	None
Risk-free interest rate	2.3%
Exercise price	$38.61
Expected term (years)	6.0
Weighted-average grant date fair value	$12.70

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

During the nine-month periods ended September 30, 2019 and 2018, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $867 thousand and $1.2 million, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $562 thousand and $1.3 million, respectively. At its discretion, the Company allows option holders to surrender previously-owned common stock in lieu of paying the exercise price and withholding taxes. No shares were surrendered for this purpose for the periods ended September 30, 2019 and 2018.

On February 19, 2019, the Company’s Compensation Committee approved the award of $400 thousand, payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan, subject to his continued employment and the terms of his employment agreement. The shares will be issued in December 2019.

The following table summarizes information about RSU activity during the nine-month period ended September 30, 2019:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2018	72,176	$23.60
Awarded	67,540	33.53
Shares vested	(19,860)	23.53
Outstanding at September 30, 2019	119,856	$28.25

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares. During the nine-month periods ended September 30, 2019 and 2018, 8,132 and 5,238 shares were surrendered at an average market price of $33.35 and $27.60, respectively.

As of September 30, 2019, the Company had approximately $2.8 million of unrecognized compensation expense that is expected to be recognized over a period of 3.5 years.

(6)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$9,880	$11,727
Work in process	3,162	2,521
Finished goods	6,177	5,328
Total inventory	$19,219	$19,576

(7)	Leases

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

Nine Months Ended
September 30, 2019
($ in thousands)
Lease cost:
Operating	$918
Variable	167
Short-term	20
Total lease cost	$1,105

Cash paid for amounts included in measurement of lease liabilities:
Operating	$905

Weighted-average remaining lease term (years):
Operating	2.92
Weighted-average discount rate:
Operating	4.45%

The aggregate future lease payments for operating leases as of September 30, 2019 were as follows (in thousands):

Remainder of 2019	299
2020	1,149
2021	1,119
2022	957
2023	36
Thereafter	-
Total lease payments	3,560
Less: Interest	(228)
Present value of lease liabilities	$3,332

The aggregate future lease payments for operating leases as of December 31, 2018 were as follows (in thousands):

2019	$1,051
2020	1,070
2021	1,063
2022	975
2023	36
Total	$4,195

(8)	Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	7,432	7,366	7,419	7,338
Weighted average common equivalent shares due to stock, stock options and RSUs	61	69	57	68
Diluted weighted average common shares outstanding	7,493	7,435	7,476	7,406

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For both the three- and nine-month periods ended September 30, 2019, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 16,536. For the three- and nine-month periods ended September 30, 2018, the number of stock awards excluded from the computation of diluted earnings per share for this reason was zero and 10,344, respectively.

(9)	Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the three- and nine-month periods ended September 30, 2019 and 2018. All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Automotive, Consumer, Aerospace and Defense, Industrial, and Electronics markets. Net sales by market for the three- and nine-month periods ended September 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$32,175	65.1%	$27,623	57.8%	$94,164	63.6%	$80,988	57.9%
Automotive	4,946	10.0%	4,572	9.6%	15,634	10.6%	14,993	10.7%
Consumer	4,602	9.3%	6,589	13.8%	13,693	9.2%	17,826	12.8%
Aerospace & Defense	3,246	6.6%	3,819	8.0%	10,893	7.4%	9,386	6.7%
Industrial	2,421	4.9%	2,405	5.0%	7,232	4.9%	7,924	5.7%
Electronics	2,004	4.1%	2,800	5.9%	6,504	4.4%	8,641	6.2%
Net Sales	$49,394	100.0%	$47,808	100.0%	$148,120	100.0%	$139,758	100.0%

Certain amounts for the three and nine months ended September 30, 2018 were reclassified between markets to conform to the current period presentation.

(10)	Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of September 30, 2019 are as follows (in thousands):

	Tradename & Brand	Non- Compete	Customer List	Total
Estimated useful life	10 years	5 years	20 years
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(61)	(154)	(1,880)	(2,095)
Net balance	$306	$308	$20,675	$21,289

Amortization expense related to intangible assets was approximately $314 thousand for both the three-month periods ended September 30, 2019 and 2018, and $943 thousand and $838 thousand for the nine-month periods ended September 30, 2019 and 2018, respectively. The estimated remaining amortization expense as of September 30, 2019 is as follows (in thousands):

Remainder of 2019	$314
2020	1,257
2021	1,257
2022	1,257
2023	1,172
Thereafter	16,032
Total	$21,289

(11)	Income Taxes

The income tax expense included in the accompanying unaudited condensed consolidated statements of income principally relates to the Company’s proportionate share of the pre-tax income of its wholly-owned subsidiaries. The determination of income tax expense for interim reporting purposes is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded tax expense of approximately 5.2% and 26.5% of income before income tax expense for the three-month periods ended September 30, 2019 and 2018, respectively. The Company recorded tax expense of approximately 17.4% and 25.4% of income before income tax expense, for each of the nine-month periods ended September 30, 2019 and 2018, respectively. The decline in the Company’s effective tax rate for both the three- and nine-month periods ended September 30, 2019, was largely due to a significant increase in the amount of business tax credits earned in its federal and state 2018 tax returns due to qualifying research expenses at Dielectrics as well as growing development work at the rest of the Company. As a result of these credits, the Company has also lowered its estimated effective tax rate for the current year in anticipation of again qualifying for higher than historical business tax credits.

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

The Amended and Restated Credit Agreement calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance.  Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.  As of September 30, 2019, there were $0.7 million in standby letters of credit outstanding drawable as a financial guarantee on worker’s compensation insurance policies. As of September 30, 2019, the applicable interest rate was approximately 3.0%, and the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Revolving credit facility	$-	$8,000
Term loan	15,000	17,143
Total long-term debt	15,000	25,143
Current portion	(2,857)	(2,857)
Long-term debt, excluding current portion	$12,143	$22,286

Derivative Financial Instruments

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Company assesses interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modifies the Company’s interest rate exposure by converting the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was approximately $15.0 million at September 30, 2019. The fair value of the swap as of September 30, 2019 was approximately $(397) thousand and is included in other liabilities on the condensed consolidated balance sheet. The fair value of the swap at December 31, 2018 was approximately $64 thousand and is included in other assets on the condensed consolidated balance sheet. Changes in the fair value of the swap are recorded in other expense (income) on the condensed consolidated statements of income and were approximately $24 thousand and $461 thousand during the three- and nine-months ended September 30, 2019, and $(85) thousand and $(137) thousand, respectively during the same periods in 2018.

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

The following table contains an unaudited pro forma condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2018, as if the Dielectrics acquisition had occurred at the beginning of the respective periods (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
	(Unaudited)	(Unaudited)
Sales	$47,808	$142,813
Operating income	$5,885	$13,970
Net income	$4,134	$9,700
Earnings per share:
Basic	$0.56	$1.32
Diluted	$0.56	$1.31

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have actually occurred had the Dielectrics acquisition occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

(14)	Subsequent Event

Subsequent to September 30, 2019, the Company, in accordance with the allowable provisions of the Amended and Restated Credit Agreement, elected to prepay $8.0 million of the outstanding term loan.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects, anticipated trends in the different markets in which the Company competes, including the medical, automotive, consumer, aerospace and defense, industrial and electronics markets, statements regarding anticipated advantages the Company expects to realize from its investments and capital expenditures, expectations regarding the manufacturing capacity and efficiencies of the Company’s new production equipment and cost cutting efforts, statements about the Company’s acquisition opportunities and strategies, statements about the Company’s acquisition of Dielectrics and the integration of the Dielectrics business, the Company’s participation and growth in multiple markets, its business opportunities, the Company’s growth potential and strategies for growth, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales or earnings or sales and earnings growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation risks and uncertainties associated with the Company’s acquisition and integration of Dielectrics, risks associated with expected efficiencies from consolidating manufacturing and cost cutting efforts, risks associated with manufacturing inefficiencies that may affect the ability to generate profits, risks that the Company will sustain its manufacturing efficiencies and existing customer margins, risks and uncertainties associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions and integration of any such acquisition candidates, and risks related to our indebtedness and compliance with covenants contained in our financing arrangements. Accordingly, actual results may differ materially.

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

Sales for the Company for the nine-month period ended September 30, 2019 grew 6.0% to $148.1 million from $139.8 million in the same period last year largely due to one additional month of sales at Dielectrics as well as strong growth in sales to the customers in the medical market. Streamlined manufacturing operations and a better mix of business enabled the Company to improve gross margins to 27.1% for the nine-month period ended September 30, 2019, from 25.5% in the same period last year. Operating income and net income for the nine-month period ended September 30, 2019 grew by 27.2% and 41.1%, respectively.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Results of Operations

Sales

Sales for the three-month period ended September 30, 2019 increased approximately 3.3% to $49.4 million from sales of $47.8 million for the same period in 2018. The increase in sales was primarily due to increased sales to customers in the medical and automotive markets of 16.5% and 8.2%, respectively. These increases were partially offset by a decline in sales to customers in the aerospace & defense market of approximately 15.0% and a collective decline in sales to customers in the consumer, electronics, and industrial markets of 23.5%. The increase in sales to customers in the medical market was primarily due to strong sales at Dielectrics as well as increased demand from legacy UFP medical customers. The increase in sales to customers in the automotive market was primarily due to increased demand for the Company’s new products for this market. The decline in sales to customers in the aerospace & defense market was primarily due to the timing of customer orders. The collective decline in sales to customers in the consumer, electronics and industrial markets was primarily due to decreased demand for molded fiber packaging.

Sales for the nine-month period ended September 30, 2019 increased approximately 6.0% to $148.1 million from sales of $139.8 million for the same period in 2018. The increase in sales was primarily due to increased sales to customers in the medical, automotive and aerospace & defense markets of 16.3%, 4.3% and 16.0%, respectively. These increases were partially offset by a collective decline in sales to the consumer, electronics and industrial markets of 20.2%. The increase in sales to customers in the medical market was primarily due to strong sales at Dielectrics (including one additional month of sales) as well as increased demand from legacy UFP medical customers. The increase in sales to customers in the automotive market was primarily due to increased demand for the Company’s new products for this market. The increased demand for sales to customers in the aerospace & defense market is due to increased government spending. The collective decline in sales to customers in the consumer, electronics and industrial markets was primarily due to decreased demand for molded fiber packaging.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) increased to 27.0% for the three-month period ended September 30, 2019, from 26.0% for the same period in 2018. As a percentage of sales, material and labor costs collectively decreased 0.3%, while overhead decreased 0.7%. The decrease in collective material and labor costs as a percentage of sales is primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives and an improvement in the overall book of business. The decline in overhead as a percentage of sales was primarily due to leveraging fixed overhead costs against increased sales as well as targeted cost cuts.

Gross margin increased to 27.1% for the nine-month period ended September 30, 2019, from 25.5% for the same period in 2018. As a percentage of sales, material and labor costs collectively decreased 0.3%, while overhead decreased 1.4%. The decrease in collective material and labor costs as a percentage of sales is primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives and an improvement in the overall book of business. The decline in overhead as a percentage of sales was primarily due to leveraging fixed overhead costs against increased sales as well as targeted cost cuts.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 9.8% to $7.2 million for the three-month period ended September 30, 2019, from $6.5 million for the same period in 2018. As a percentage of sales, SG&A increased to 14.5% for the three-month period ended September 30, 2019, from 13.7% for the same three-month period in 2018. The increase in SG&A for the three-month period ended September 30, 2019 is primarily due to compensation increases as well as new strategic management hires at the Company’s plants.

SG&A increased approximately 8.2% to $22.2 million for the nine-month period ended September 30, 2019, from $20.5 million in the same period in 2018. As a percentage of sales, SG&A increased slightly to 15.0% for the nine-month period ended September 30, 2019 from 14.7% the same nine-month period in 2018. The increase in SG&A for the nine-month period ended September 30, 2019 is primarily due to one extra month of operations at Dielectrics as well as compensation increases as well as new strategic management hires at the Company’s plants.

Interest Income and Expense

The Company had net interest expense of approximately $165 thousand for the three-month period ended September 30, 2019, compared to net interest expense of $343 thousand in the same period of 2018. The decrease in net interest expense was primarily due to lower debt levels.

The Company had net interest expense of approximately $590 thousand for the nine-month period ended September 30, 2019, compared to net interest expense of $988 thousand in the same period of 2018. The decrease in net interest expense was primarily due to lower debt levels.

Income Taxes

The Company recorded tax expense of approximately 5.2% and 26.5% of income before income tax expense, respectively, for each of the three-month periods ended September 30, 2019 and 2018. The Company recorded tax expense of approximately 17.4% and 25.4% of income before income tax expense, respectively, for each of the nine-month periods ended September 30, 2019 and 2018. The decline in the Company’s effective tax rate for both the three- and nine-month periods ended September 30, 2019, was largely due to a significant increase in the amount of business tax credits earned in its federal and state 2018 tax returns due to qualifying research expenses at Dielectrics as well as growing development work at the rest of the Company. As a result of these credits, the Company has also lowered its estimated effective tax rate for the current year in anticipation of again qualifying for higher than historical business tax credits.

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

Cash Flows

Net cash provided by operations for the nine-month period ended September 30, 2019 was approximately $22.4 million and was primarily a result of net income generated of approximately $14.0 million, depreciation and amortization of approximately $6.1 million, share-based compensation of approximately $1.2 million, an increase in deferred taxes of approximately $1.3 million, a decrease in inventory of approximately $0.4 million, a decrease in refundable income taxes of approximately $0.2 million and an increase in accrued expenses of approximately $0.7 million. These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $0.5 million primarily due to increased sales in the last two months of the third quarter of 2019 over the same period of the fourth quarter of 2018, an increase in prepaid expenses of approximately $0.5 million due primarily to new equipment deposits, a decrease in other liabilities of approximately $0.3 million and a decrease in accounts payable of approximately $0.2 million due to the timing of vendor payments in the ordinary course of business.

Net cash used in investing activities during the nine-month period ended September 30, 2019 was approximately $4.4 million and was primarily the result of additions of manufacturing machinery and equipment across the Company.

Net cash used in financing activities was approximately $9.9 million during the nine-month period ended September 30, 2019, resulting from repayments on the Company’s credit facility of approximately $10.1 million and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $0.3 million, partially offset by net proceeds received upon stock options exercises of approximately $0.5 million.

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

The Amended and Restated Credit Facilities call for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.  As of September 30, 2019, there were $0.7 million in standby letters of credit outstanding drawable as a financial guarantee on worker’s compensation insurance policies. As of September 30, 2019, the applicable interest rate was approximately 3.0% and the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Revolving credit facility	$-	$8,000
Term loan	15,000	17,143
Total long-term debt	15,000	25,143
Current portion	(2,857)	(2,857)
Long-term debt, excluding current portion	$12,143	$22,286

Subsequent Event

Subsequent to September 30, 2019, the Company, in accordance with the allowable provisions of the Amended and Restated Credit Agreement, elected to prepay $8.0 million of the outstanding term loan.

Derivative Financial Instruments

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modifies the Company’s interest rate exposure by converting the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was approximately $15.0 million at September 30, 2019. The fair value of the swap as of September 30, 2019 was approximately $(397) thousand and is included in other liabilities on the condensed consolidated balance sheet. The fair value of the swap at December 31, 2018 was approximately $64 thousand and is included in other assets on the condensed consolidated balance sheet. Changes in the fair value of the swap are recorded in other expense (income) on the condensed consolidated statements of income and were approximately $24 thousand and $461 thousand during the three- and nine-months ended September 30, 2019, and $(85) thousand and $(137) thousand, respectively during the same periods in 2018.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its Amended and Restated Credit Facilities. The Company generated cash of approximately $22.4 million from operations during the nine-month period ended September 30, 2019. The Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance.

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

Stock Repurchase Program

On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. Through September 30, 2019, the Company repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587 thousand (none of which were during the nine-month period ended September 30, 2019). At September 30, 2019, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance-Sheet Arrangements

In addition to operating leases (2018 only), the Company’s off-balance-sheet arrangements include standby letters of credit which are included in the Company’s revolving credit facility. As of September 30, 2019, there was approximately $0.7 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies.

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

Issuer’s Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Through September 30, 2019, the Company repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587 thousand (none of which were during the nine-month period ended September 30, 2019). At September 30, 2019, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

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

UFP TECHNOLOGIES, INC.

Date: November 8, 2019	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: November 8, 2019	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)