Form 10-K
period 2019-12-31
UFP TECHNOLOGIES INC
filed 2020-03-13
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $279,729,924, based on the closing sales price of $41.61 per share of such stock on the NASDAQ Capital Market on June 28, 2019.

As of March 5, 2020, there were 7,463,260 shares of common stock, $0.01 par value per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders.	Part III

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects, statements about the Company’s acquisition strategies and opportunities and the Company’s growth potential and strategies for growth, anticipated trends in the different markets in which the Company competes, including the medical, automotive, aerospace and defense, consumer, electronics and industrial markets, expectations about shifting the Company’s book of business to higher-margin opportunities, expectations regarding the duration and extent of slowdowns in demand in certain segments, expectations regarding customer demand, anticipated advantages the Company expects to realize from its investments and capital expenditures, expectations regarding the Company’s manufacturing capacity, operating efficiencies, and new production equipment, statements about new product offerings and program launches and the expected timing thereof, statements about the Company’s acquisition and integration of Dielectrics and the synergies, customer opportunities and other benefits anticipated in connection with the Dielectrics business and products, the Company’s participation and growth in multiple markets, its business opportunities, expectations regarding the Company’s liquidity, anticipated revenues and the timing of such revenues, and any indication that the Company may be able to sustain or increase its sales, earnings or earnings per share, or its sales, earnings or earnings per share growth rates. Investors are cautioned that such forward-looking statements involve risks and uncertainties, including without limitation risks and uncertainties associated with the Company’s acquisition and integration of Dielectrics, risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the financing of such acquisitions and the integration of any acquisition candidates, risks associated with increasing manufacturing capacity and efficiencies, and new production equipment of the Company, risks associated with efforts to shift the Company’s book of business to higher-margin opportunities, risks associated with slowdowns in demand, risks and uncertainties associated with the anticipated growth of the Company’s business and increases to sales, earnings and earnings per share, the risk that the Company may not be able to finalize anticipated new customer and vendor contracts, risks associated with new product and program launches, and risks related to our indebtedness and compliance with covenants contained in our financing arrangements. Accordingly, actual results may differ materially.

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

The consolidated financial statements of the Company include the accounts and results of operations of UFP Technologies, Inc. and its wholly-owned subsidiaries, Dielectrics, Inc. (“Dielectrics”), Moulded Fibre Technology, Inc., Simco Industries, Inc., and UFP Realty LLC (“UFP Realty”), and UFP Realty’s wholly-owned subsidiaries, UFP MA, LLC, UFP CO, LLC, UFP FL, LLC, UFP TX, LLC, UFP MI, LLC, and UFP IA, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The vast majority of the Company’s assets are located within the United States. FlexShield®, FirmaLite®, Winepacks®, BioShell®, T-Tubes®, Tri-Covers®, Erasables®, Design Nail®, Pro-Sticks®, Cryoshell® Case Fit®, and Mambo® are our U.S. registered trademarks. Each trademark, trade name, or service mark of any other company appearing in this Report belongs to its respective holder.

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

Market Overview

The applications for the Company’s products are numerous and diverse. The Company sells its products into distinct markets with its primary focus on the Medical market:

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

Products

The Company’s custom products are targeted at macro market trends and create specific opportunities in niche segments where the Company’s access to specialty materials, engineering know-how, and processing expertise can be leveraged to create value for its customers. Examples of its custom products targeted to specific markets include:

•	Medical – Single patient use surfaces, advanced wound care, infection prevention, disposables for surgical procedures, endoscopic procedures, orthopedic implants, orthopedic appliances, biopharma drug manufacturing. In general, the Company’s solutions are all aimed at improving treatment outcomes while reducing risk and cost.

•	Automotive – Molded components designed to make cars lighter (therefore more fuel efficient), quieter, and safer. Applications include load floors, sun shades, SUV cargo cover handles, driveshaft damping, engine & manifold covers, acoustic insulation, quarter panels and wheel liners.

•	Aerospace – Molded composites for commercial aviation to make planes lighter and safer. The Company is focused on specialty foam (PVDF) tubing for a leader in the industry.

•	Defense - Molded composites for military gear to improve the safety and comfort of soldiers. Applications include backpack components, knee and elbow pads, eyewear, and helmets.

•	Consumer and Electronic Packaging – 100% recycled protective packaging for B2C brands primarily focused on electronics, candles, wine, and other high-volume consumer products using the “next day” carrier infrastructure.

•	Specialty Case Solutions – Reusable cases and custom inserts to quickly and safely deploy high-end, customized product solutions. Applications include military equipment and high-value commercial electronics.

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

Marketing and Sales

The Company markets to the target industries it serves by promoting specific solutions, materials, and manufacturing capabilities and services. The Company is marketed through websites, trade shows and expositions, social media, online advertising, and press releases. Its relationships with key material suppliers are also an important part of its marketing and sales efforts. The Company markets and sells its products in the United States principally through a direct sales force. The Company also uses independent manufacturer representatives to sell its products. The Company’s sales people, in conjunction with Company engineers, collaborate with customers and in-house design and manufacturing experts to develop custom-engineered solutions on a cost-effective basis. For the year ended December 31, 2019, no one customer’s sales exceeded 10% of total sales. Seasonality is not a major factor in the Company’s sales. See the Company’s consolidated financial statements contained in Part IV, Item 15, of this Report for net sales by market.

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

Molded fiber products are manufactured by vacuum-forming a pulp of recycled or virgin paper materials onto custom-engineered molds. With the application of vacuum and air, the molded parts are pressed and transferred to an in-line dryer, from which they exit ready for packing or subsequent value-added operations. The Company does not manufacture any of the raw materials used in its products. With the exception of certain grades of cross-linked foam and technical polyurethane foams, these raw materials are available from multiple supply sources. Although the Company relies upon a limited number of suppliers for cross-linked and technical polyurethane foams, the Company’s relationships with its suppliers are good, and the Company expects that these suppliers will be able to meet its requirements for these foams. Any delay or interruption in the supply of raw materials could have a material adverse effect on the Company’s business.

Research and Development

The Company’s engineering personnel continuously explore design and manufacturing techniques, as well as new and innovative materials to meet the unique demands and specifications of its customers. Because the Company’s products tend to have relatively short life cycles, research and development is an integral part of the Company’s ongoing cost structure.

Competition

The medical contract manufacturing industry is highly competitive as is the foam and plastics converting industry as a whole. While there are several national companies that convert foam and plastics, the Company’s primary competition is from smaller independent regional manufacturing companies. These companies generally market their products in specific geographic areas from neighboring facilities. In addition, the Company’s foam and fiber packaging products compete against products made from alternative materials, including expanded polystyrene foams, die-cut corrugated, plastic peanuts, plastic bubbles, and foam-in-place urethane. The Company’s custom engineered products face competition primarily from smaller companies that typically concentrate on production of products for specific industries. The Company expects to compete effectively in the engineered products market due to its ability to address its customers' primary vendor selection criteria, including price, product performance, product reliability, and customer service, as well as its access to a wide variety of materials, its engineering expertise, its ability to combine foams with other materials such as plastics and laminates, and its ability to manufacture products in a clean room environment.

Patents and Other Proprietary Rights

The Company relies upon trade secrets, patents, and trademarks to protect its technology and proprietary rights. The Company believes the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how, and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and may continue to make efforts to obtain patents, when available, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will be upheld if challenged. The Company has a total of 18 active patents relating to technologies including foam, packaging, tool control technologies, radio frequency welding, automotive superforming processes and to certain nail file technologies. The Company also has patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology or will not be challenged or circumvented by others. The expiration dates for the Company’s patents range from 2021 through 2038.

Backlog

The Company’s backlog, as of February 21, 2020 and February 22, 2019, totaled approximately $54.3 million and $53.8 million, respectively. The backlog consists of purchase orders for which a delivery schedule within the next twelve months has been specified by customers. Orders included in the backlog may generally be canceled or rescheduled by customers without significant penalty. The backlog as of any particular date should not be relied upon as indicative of the Company’s revenues for any period as it includes customer blanket purchase orders that are non-binding.

Employees

As of January 25, 2020, the Company had a total of 986 full-time employees (as compared to 1051 full-time employees as of January 26, 2019) and 168 temporary employees (as compared to 112 temporary employees at January 26, 2019). The Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

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

A limited number of customers typically represent a significant percentage of our revenues in any given year. Our top ten customers represented approximately 34.7%, 29.3%, and 28.9% of our total revenues in 2019, 2018, and 2017, respectively. No one customer’s sales exceeded 10% of total sales for the year ended December 31, 2019. The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and results of operations. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer.

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

We face intense competition in all markets and in each area of our business, in some cases from our own customers bringing programs in-house. Our primary competition for our products is from smaller, independent, regional manufacturing companies. Our current competitors may increase their participation in, or new competitors may enter into, the markets in which we compete. In addition, our suppliers may acquire or develop the capability and desire to compete with us. If our suppliers choose to expand their own operations, through acquisitions or otherwise, and begin manufacturing and selling products directly to our customers, it could reduce our pricing or sales volume and overall profitability. If we are unable to compete successfully with new or existing competitors, it could have a material adverse effect on our business, financial condition and results of operations.

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

Based on information made available to us, we believe that our executive officers, directors and their affiliates collectively owned approximately 9.9% of our outstanding shares of common stock as of March 2, 2020. As a result, those stockholders may, if acting together, control or exert substantial influence over actions requiring stockholders’ approval, including elections of our directors, amendments to our certificate of incorporation, mergers, sales of assets or other business acquisitions or dispositions.

Provisions of our corporate charter documents and Delaware law may dissuade potential acquirers, prevent the replacement or removal of our current management and may thereby affect the price of our common stock.

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

In 2012, the SEC adopted a rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule requires an annual disclosure report to be filed and requires companies to perform due diligence and disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. Since our supply chain is complex, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we undertake, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

Our operations could be disrupted by natural or human causes beyond our control.

Our operations are subject to the risk of disruption by hurricanes, severe storms, floods and other forms of severe weather, earthquakes and other natural disasters, accidents, fire, power shortages, geopolitical unrest, war and other military action, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics, and other events, such as raw material or supply scarcity, that are beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, our employees, facilities, suppliers, or customers, and could decrease demand for our products or our customers’ products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers in a timely manner. If there is a natural disaster or other serious disruption at any of our facilities, we may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, delays in delivery of raw materials or supplies, personnel absences, or extensive damage to any of our facilities, any of which could materially adversely affect our business, financial condition or results of operations. In addition, our insurance coverage may not adequately compensate us for losses incurred as a direct or indirect result of natural or other disasters.

In December 2019 an outbreak of a novel strain of coronavirus (COVID-19) originated in Wuhan, China, and has since spread to a number of other countries, including the United States. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. In addition, as of the time of the filing of this Annual Report on Form 10-K, several states in the United States, including Massachusetts, where we are headquartered, have declared states of emergency, and several countries around the world, including the United States, have taken steps to restrict travel. While all of our operations are located in the United States, we participate in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our manufacturing output and delivery schedule. If we need to close any of our facilities or a critical number of our employees become too ill to work, our production ability could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to COVID-19, or any other, pandemic, demand for our products could also be materially adversely affected in a rapid manner. Global health concerns, such as COVID-19, could also result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations. In addition, a catastrophic event that results in the destruction or disruption of our data centers or our critical business or information technology systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

The following table presents certain information relating to each of the Company’s design and manufacturing properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts	57,600	Company Owned	Fabrication, molding, test lab, clean room and engineering
Newburyport, Massachusetts	183,000	Company Owned	Headquarters, fabrication, molding, tooling, test lab, clean room, warehousing and engineering
Huntsville, Alabama	9,000	6/30/2021	Engineering, design and fabrication
Grand Rapids, Michigan	255,260	Company Owned	Fabrication, molding, warehousing and engineering
Rancho Dominguez, California	56,000	11/14/2022	Fabrication, molding and engineering
Denver, Colorado	18,270	Company Owned	Fabrication, molding and engineering
Denver, Colorado	28,383	Company Owned	Fabrication, molding and engineering
Kissimmee, Florida	49,400	Company Owned	Fabrication, molding, test lab and engineering
El Paso, Texas	127,730	Company Owned	Warehousing, fabrication and molded fiber operations
Clinton, Iowa	60,000	Company Owned	Molded fiber operations
Clinton, Iowa	62,000	Company Owned	Molded fiber operations
Chicopee, Massachusetts	103,792	1/31/23	Fabrication, molding, clean room and engineering

ITEM 3.	LEGAL PROCEEDINGS

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

Market Price

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “UFPT”. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2018 to December 31, 2019:

Year Ended December 31, 2018	High	Low
First Quarter	$31.30	$26.05
Second Quarter	34.00	29.00
Third Quarter	37.25	30.58
Fourth Quarter	39.98	28.25

Year Ended December 31, 2019	High	Low
First Quarter	$37.58	$27.80
Second Quarter	42.87	34.05
Third Quarter	46.42	38.00
Fourth Quarter	50.00	38.22

Number of Stockholders

As of March 5, 2020, there were 78 holders of record of the Company’s common stock.

Since many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2019 or 2018. The Company presently intends to retain all its earnings to provide funds for the operation of its business and strategic acquisitions, although it would consider paying cash dividends in the future. Any decision to pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, strategic plans, capital requirements, financial condition, provisions of the Company’s borrowing arrangements, applicable law and other factors the Company’s board of directors considers relevant.

Issuer Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. There was no share repurchase activity for the years ended December 31, 2019, 2018 and 2017. During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587 thousand.  At December 31, 2019, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes the Company’s consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report. The selected statements of income data for the years ended December 31, 2019, 2018 and 2017, and the selected balance sheet data as of December 31, 2019 and 2018, are derived from our audited consolidated financial statements, which are included elsewhere in this Report. The selected statements of income data for the years ended December 31, 2016 and 2015, and the selected balance sheet data at December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements not included in this Report.

Selected Consolidated Financial Data:

	Years Ended December 31
	(in thousands, except per share data)
Consolidated Statements of Income data	2019	2018	2017	2016	2015
Net sales	$198,381	$190,455	$147,843	$146,132	$138,850
Gross profit	$53,959	$48,308	$35,487	$34,650	$37,454
Operating income	$24,708	$19,612	$11,693	$12,237	$11,714
Net income from consolidated operations	$19,750	$14,311	$9,210	$7,970	$7,593
Diluted earnings per common share	$2.63	$1.93	$1.26	$1.10	$1.05
Weighted average number of diluted common shares outstanding	7,516	7,430	7,337	7,275	7,206

	As of December 31
	(in thousands)
Consolidated Balance Sheets data	2019	2018	2017	2016	2015
Working capital	$36,942	$34,968	$65,131	$60,291	$52,620
Total assets	$188,758	$189,598	$138,207	$127,934	$119,635
Current installments of long-term debt	$-	$2,857	$-	$856	$1,011
Long-term debt, excluding current installments	$-	$22,286	$-	$-	$859
Total liabilities	$26,767	$49,141	$14,495	$14,881	$16,063
Total stockholders' equity	$161,991	$140,457	$123,712	$113,053	$103,572

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sales for the Company for the year ended December 31, 2019 grew 4.2% to $198.4 million from $190.5 million for the year ended December 31, 2018 largely due to strong growth in sales to customers in the medical market. Streamlined manufacturing operations and a better mix of business enabled the Company to improve gross margins to 27.2% for the year ended December 31, 2019, from 25.4% in 2018. Operating income and net income for the year ended December 31, 2019 grew by 26.0% and 38.0%, respectively.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s Consolidated Statements of Income:

	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.8%	74.6%	76.0%
Gross profit	27.2%	25.4%	24.0%
Selling, general, and administrative expenses	14.7%	14.5%	16.0%
Acquisition costs	0.0%	0.6%	0.0%
Restructuring costs	0.0%	0.0%	0.0%
Operating income	12.5%	10.3%	8.0%
Total other expense (income)	0.5%	0.7%	-0.1%
Income before taxes	12.0%	9.6%	8.1%
Income tax expense	2.0%	2.1%	1.9%
Net income from consolidated operations	10.0%	7.5%	6.2%

2019 Compared to 2018

Sales

Net sales increased 4.2% to $198.4 million for the year ended December 31, 2019 from net sales of $190.5 million in 2018. The increase in sales was primarily due to increased sales to customers in the medical, and aerospace and defense markets of 16.9%, and 5.0%, respectively. These increases were partially offset by a collective decline in sales to the consumer, electronics, and industrial markets of 24.1%. The increase in sales to customers in the medical market was primarily due to strong sales at Dielectrics (including one additional month of sales of $3.1 million) as well as increased demand from legacy UFP medical customers. The increased demand for sales to customers in the aerospace & defense market is due to increased government spending. The collective decline in sales to customers in the consumer, electronics and industrial markets was primarily due to decreased demand for molded fiber packaging.

Gross Profit

Gross profit as a percentage of sales (“Gross Margin”) increased to 27.2% for the year ended December 31, 2019, from 25.4% in 2018. As a percentage of sales, material and direct labor costs collectively decreased approximately 0.5%, while overhead decreased approximately 1.3%. The decrease in collective material and labor costs as a percentage of sales is primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives and an improvement in the overall book of business. The decline in overhead as a percentage of sales was primarily due to leveraging fixed overhead costs against increased sales as well as targeted cost cuts.

Selling, General and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) increased approximately 5.8% to $29.3 million for the year ended December 31, 2019, from $27.7 million in 2018. As a percentage of sales, SG&A increased to 14.7% in 2019, from 14.5% in 2018. The increase in SG&A is primarily due to one extra month of operations at Dielectrics as well as compensation increases and new strategic management hires at the Company’s plants.

Interest Income and Expense

The Company had net interest expense of approximately $0.7 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively. The decrease in net interest expense was primarily due to lower debt levels.

Income Taxes

The Company recorded income tax expense, as a percentage of income before income tax expense, of 16.5% for the year ended December 31, 2019 compared to 22.2% for the same period in 2018. The decline in the Company’s effective tax rate for the year ended December 31, 2019, was largely due to a significant increase in the amount of business tax credits earned in its federal and state 2018 tax returns due, in part, to qualifying research expenses at Dielectrics.

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

Selling, General and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) increased approximately 16.6% to $27.7 million for the year ended December 31, 2018, from $23.7 million in 2017. As a percentage of sales, SG&A decreased to 14.5% in 2018 from 16.0% in 2017. The increase in SG&A for the year ended December 31, 2018 is due to approximately $2.6 million in SG&A expenses from Dielectrics as well as higher health care costs. The decrease in SG&A as a percentage of sales is primarily due to lower SG&A as a percentage of sales at Dielectrics as well as specific initiatives to reduce costs.

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

Cash Flows

Net cash provided by operations for the year ended December 31, 2019 was approximately $31.2 million and was primarily a result of net income generated of approximately $19.7 million, depreciation and amortization of approximately $8.2 million, share-based compensation of approximately $1.6 million, an increase in deferred taxes of approximately $0.8 million, a decrease in inventory of approximately $1.3 million, a decrease in refundable income taxes of approximately $2.0 million, and an increase in other long term liabilities of approximately $0.3 million due primarily to a change in the fair value of the interest rate swap. These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $0.3 million and an increase in accounts payable and accrued expenses of approximately $2.4 million due to the timing of vendor payments in the ordinary course of business.

Net cash used in investing activities during the year ended December 31, 2019 was approximately $5.8 million and was primarily the result of additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash used for financing activities was approximately $25.0 million for the year ended December 31, 2019, resulting from repayments on the Company’s credit facility of approximately $25.2 million and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $0.5 million, offset by net proceeds received upon stock option exercises of approximately $0.7 million.

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

The Amended and Restated Credit Facilities call for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.  As of December 31, 2019, there were $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. As of December 31, 2019, the applicable interest rate was approximately 2.8% and the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

	Years Ended December 31,
	2019	2018
Revolving credit facility	$-	$8,000
Term loan	-	17,143
Total long-term debt	-	25,143
Current portion	-	(2,857)
Long-term debt, excluding current portion	$-	$22,286

Derivative Financial Instruments

The Company used interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on certain of its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. Derivative financial instruments expose the Company to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, creating credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, in these circumstances the Company is not exposed to the counterparty’s credit risk. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates.

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations exposed the Company to variability in interest payments due to changes in interest rates. The Company believed that it was prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modified the Company’s interest rate exposure by converting the term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was $14,285,712 at December 31, 2019. The fair value of the swap as of December 31, 2019 was approximately $(325) thousand and is included in other liabilities. Changes in the fair value of the swap are recorded in other income/expense and resulted in expense of approximately $388 thousand and income of $64 thousand during the years ended December 31, 2019 and 2018, respectively.

During the fourth quarter of 2019, the Company paid the remaining balance of the term loan in its entirety. As a result, there is no longer underlying debt to hedge against with the swap. The changes in the fair value of the swap will continue to be accounted for as a financial instrument until the sooner of the time that the Company elects to cancel it or until its maturity.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its amended and restated credit facility. The Company generated cash of approximately $31.2 million in operations during the year ended December 31, 2019; however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance.

Throughout fiscal 2020, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants. The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business. The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations and additional bank borrowings, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

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

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. There were no share repurchases during the years ended December 31, 2019, 2018 and 2017. At December 31, 2019, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at December 31, 2019:

		Payment Due By Period (in thousands) (1)
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Operating leases (2)	$3,284	$1,173	$2,075	$36	$-
Total (3)	$3,284	$1,173	$2,075	$36	$-

(1)	The amounts set forth in the “Less than 1 year” column represents amounts to be paid in 2020, the “1-3 years” column represents amounts to be paid in 2021 and 2022, the “3-5 Years” column represents amounts to be paid in 2023 and 2024 and the “More than 5 Years” column represents amounts to be paid after 2024.
(2)	Represents scheduled payments for non-cancelable building lease commitments. See Note 15 to the accompanying Consolidated Financial Statements.
(3)	In addition, the Company incurs various purchase obligations in the ordinary course of business which relate to commitments to purchase materials, supplies, machinery and tooling.

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service the obligations listed above. The Company’s principal sources of funds are its operations and its revolving credit facility. Although the Company generated cash from operations in the year ended December 31, 2019, it cannot guarantee that its operations will generate cash in future periods. Subject to the Risk Factors set forth in Part I, Item 1A of this Report and the general disclaimers set forth in our Special Note Regarding Forward-Looking Statements at the outset of this Report, the Company believes that cash flow from operations will provide it with sufficient funds in order to fund its expected operations over the next twelve months.

The Company does not believe inflation has had a material impact on its results of operations in the last three years.

Off-Balance-Sheet Arrangements

In addition to operating leases, the Company’s off-balance-sheet arrangements include standby letters of credit which are included in the Company’s revolving credit facility. As of December 31, 2019, there was approximately $0.7 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies.

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

Revenue Recognition

Beginning in 2018, the Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of ASC 606 which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes all but an immaterial portion of its product sales upon shipment. The Company recognizes revenue from the sale of tooling and machinery primarily upon customer acceptance, with the exception of certain tooling where control does not transfer to the customer, resulting in revenue being recognized over the estimated time for which parts are produced with the use of each respective tool. The Company recognizes revenue from engineering services as the services are performed. The Company recognizes revenue from bill and hold transactions at the time the specified goods are complete and available to the customer. In the ordinary course of business, the Company accepts sales returns from customers for defective goods, such amounts being immaterial. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the good and are expensed when revenue is recognized.

For the year 2017, prior to ASC 606, the Company recognized revenue at the time of shipment when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collection. Determination of these criteria, in some cases, requires management’s judgment.

Goodwill

Goodwill is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company consists of a single reporting unit. The Company last performed “step 1” of the goodwill impairment test as of December 31, 2018. In testing goodwill for impairment at December 31, 2018, the Company primarily utilized the guideline public company (“GPC”) method under the market approach and the discounted cash flows method (“DCF”) under the income approach to determine the fair value of the reporting unit for purposes of testing the reporting unit’s carrying value of goodwill for impairment. The GPC method derives a value by generating a multiple of EBITDA through the comparison of the Company to similar publicly traded companies. The DCF approach derives a value based on the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one that a prudent investor would require before making an investment in our equity securities. The key assumptions used in our approach included:

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

The Company’s annual impairment testing date is December 31. The Company performed a qualitative assessment (“step 0”) as of December 31, 2019 and determined that it was more likely than not that the fair value of its reporting unit exceeded its carrying amount. As a result, the Company is not required to proceed to a “step 1” impairment assessment. Factors considered included the 2018 step 1 analysis and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market cap, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability.

Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectable. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2019.

Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (FIFO) method.

The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2019.

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

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2019, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. Interest under the Company’s credit facility with Bank of America, N.A. calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. Therefore, future operations could be affected by interest rate changes. As of December 31, 2019, the applicable interest rate was approximately 2.8%. The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates. In connection with this credit facility, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modified the Company’s interest rate exposure by converting the term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2019, has been audited by Grant Thornton LLP, an independent registered public accounting firm, who also audited the Company’s consolidated financial statements. Grant Thornton’s attestation report on the Company’s internal control over financial reporting is included herein.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Index

Number	Description of Exhibit

3.01	Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 15, 2004 (SEC File No. 001-12648)).

3.02	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009 (SEC File No. 001-12648)).

3.03	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.03 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009 (SEC File No. 001-12648)).

4.01	Specimen Certificate for shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993) (filed in paper format).

4.02	Description of Capital Stock (contained in the Certificate of Incorporation of the Company, as amended, filed as Exhibit 3.01 hereto).

10.01	Form of Indemnification Agreement for directors and officers of the Company (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993) (filed in paper format). #

10.02	Executive Non-qualified Excess Plan (incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2006, filed with the SEC on November 13, 2006 (SEC File No. 001-12648)). #

10.03	Employment Agreement with R. Jeffrey Bailly dated October 8, 2007 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2007 (SEC File No. 001-12648)). #

10.04	2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed with the SEC on May 10, 2013 (SEC File No. 001-12648)). #

Number	Description of Exhibit

10.05	Amendment No. 1 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to Exhibit 10.56 to the Company’s Current Report on Form 8-K, filed with the SEC on March 8, 2011 (SEC File No. 001-12648)). #

10.06	Facility Lease between the Company and Susana Property Co. (incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, filed with the SEC on November 9, 2012 (SEC File No. 001-12648)).

10.07	Amendment No. 2 to Employment Agreement with R. Jeffrey Bailly (incorporated by reference to Exhibit 10.62 to the Company’s Current Report on Form 8-K, filed with SEC on February 22, 2013 (SEC File No. 001-12648)). #

10.08	Form of 2016 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #

10.09	Form of 2016 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #

10.10	Form of 2017 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017 (SEC File No. 001-12648)). #

10.11	Form of 2017 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017 (SEC File No. 001-12648)). #

10.12	Form of 2018 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2018 (SEC File No. 001-12648)). #

10.13	Form of 2018 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2018 (SEC File No. 001-12648)). #

10.14	Form of 2019 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2019 (SEC File No. 001-12648)). #

10.15	Form of 2019 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2019 (SEC File No. 001-12648)). #

10.16

Form of 2019 Non-Qualified Stock Option Agreement under the 2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the SEC on August 9, 2019 (SEC File No. 001-12648)). #

10.17	Form of 2019 Stock Unit Award Agreement under the 2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the SEC on August 9, 2019 (SEC File No. 001-12648)). #

10.18	First Amendment to Facility Lease between the Company and Susana Property Co. dated July 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC on August 9, 2017 (SEC File No. 001-12648)).

10.19	Amended and Restated Credit and Guaranty Agreement, dated as of February 1, 2018 among the Company, the Guarantors from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer, Sole Lead Arranger and Sole Book Manager (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on March 16, 2018 (SEC File No. 001-12648)).

Number	Description of Exhibit

10.20	Stock Purchase Agreement, dated as of January 30, 2018, by and among the Company, the Sellers defined therein, Dielectrics and the Sellers’ Representative (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on March 16, 2018 (SEC File No. 001-12648)).

10.21	Agreement for the Purchase and Sale of Personal Goodwill, dated as of January 30, 2018, by and among the Company and Eric C. Stahl (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on March 16, 2018 (SEC File No. 001-12648)).

10.22

Lease dated as of February 1, 2018, by and between Eric C. Stahl and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on March 16, 2018 (SEC File No. 001-12648)).

10.23	Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 10, 2018 (SEC File No. 001-12648))#

10.24	Form of 2020 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2020 (SEC File No. 001-12648)). #

10.25	Form of 2020 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2020 (SEC File No. 001-12648)). #

21.01	Subsidiaries of the Company. *

23.01	Consent of Grant Thornton LLP. *

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document. *

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Calculation Linkbase Document. *

101.LAB	XBRL Taxonomy Label Linkbase Document. *

101.PRE	XBRL Taxonomy Presentation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date:	March 13, 2020	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 13, 2020
R. Jeffrey Bailly	President, and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Senior Vice President,	March 13, 2020
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Daniel C. Croteau	Director	March 13, 2020
Daniel C. Croteau

/s/ Cynthia Feldmann	Director	March 13, 2020
Cynthia Feldmann

/s/ Marc Kozin	Director	March 13, 2020
Marc Kozin

/s/ Thomas Oberdorf	Director	March 13, 2020
Thomas Oberdorf

/s/ Robert W. Pierce, Jr.	Director	March 13, 2020
Robert W. Pierce, Jr.

/s/ Lucia Luce Quinn	Director	March 13, 2020
Lucia Luce Quinn

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2019 and 2018

And for the Years Ended December 31, 2019, 2018 and 2017

With Reports of Independent Registered Public Accounting Firm

F-1

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UFP Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UFP Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of UFP Technologies (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 13, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 13, 2020

UFP TECHNOLOGIES, INC.
Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,743	$3,238
Receivables, net	28,648	28,321
Inventories	18,276	19,576
Prepaid expenses	2,304	2,206
Refundable income taxes	279	2,285
Total current assets	53,250	55,626
Property, plant and equipment	116,089	111,779
Less accumulated depreciation and amortization	(59,350)	(54,112)
Net property, plant and equipment	56,739	57,667
Goodwill	51,838	51,838
Intangible assets, net	20,975	22,232
Non-qualified deferred compensation plan	2,775	2,034
Operating lease right of use assets	3,034	-
Other assets	147	201
Total assets	$188,758	$189,598

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,577	$6,836
Accrued expenses	8,483	8,458
Deferred revenue	2,574	2,507
Operating lease liabilities	674	-
Current installments of long-term debt	-	2,857
Total current liabilities	16,308	20,658
Long-term debt, excluding current installments	-	22,286
Deferred income taxes	4,921	4,129
Non-qualified deferred compensation plan	2,788	2,044
Operating lease liabilities	2,416	-
Other liabilities	334	24
Total liabilities	26,767	49,141
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,475,768 and 7,446,209 shares issued and outstanding, respectively at December 31, 2019; and 7,415,002 and 7,385,443 shares issued and outstanding, respectively, at December 31, 2018	74	74
Additional paid-in capital	30,952	29,168
Retained earnings	131,552	111,802
Treasury stock at cost, 29,559 shares at December 31, 2019 and 2018	(587)	(587)
Total stockholders' equity	161,991	140,457
Total liabilities and stockholders' equity	$188,758	$189,598

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Net sales	$198,381	$190,455	$147,843
Cost of sales	144,422	142,147	112,356
Gross profit	53,959	48,308	35,487
Selling, general, and administrative expenses	29,251	27,654	23,724
Acquisition costs	-	1,089	-
Restructuring costs	-	-	63
(Gain) Loss on sales of property, plant and equipment	-	(47)	7
Operating income	24,708	19,612	11,693
Interest income	-	47	216
Interest expense	(674)	(1,320)	(50)
Other (expense) income	(388)	64	-
Income before income tax provision	23,646	18,403	11,859
Income tax expense	3,896	4,092	2,649
Net income	$19,750	$14,311	$9,210
Net income per common share outstanding:
Basic	$2.66	$1.95	$1.27
Diluted	$2.63	$1.93	$1.26
Weighted average common shares outstanding:
Basic	7,424	7,347	7,248
Diluted	7,516	7,430	7,337

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2019, 2018 and 2017

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2016	7,212	$72	$25,216	$88,352	30	$(587)	$113,053

Share-based compensation	32	1	1,067	-	-	-	1,068
Exercise of stock options net of shares presented for exercise	47	1	676	-	-	-	677
Net share settlement of restricted stock units and stock option tax withholding	(11)	(1)	(295)	-	-	-	(296)
Net income	-	-	-	9,210	-	-	9,210

Balance at December 31, 2017	7,280	$73	$26,664	$97,562	30	$(587)	$123,712

Share-based compensation	31	-	1,212	-	-	-	1,212
Exercise of stock options net of shares presented for exercise	79	1	1,269	-	-	-	1,270
Net share settlement of restricted stock units and stock option tax withholding	(5)	-	(144)	-	-	-	(144)
Excess tax benefits on share-based compensation - adjustment	-	-	167	-	-	-	167
ASC 606 adjustments	-	-	-	(71)	-	-	(71)
Net income	-	-	-	14,311	-	-	14,311

Balance at December 31, 2018	7,385	$74	$29,168	$111,802	30	$(587)	$140,457

Share-based compensation	29	-	1,591	-	-	-	1,591
Exercise of stock options net of shares presented for exercise	45	-	705	-	-	-	705
Net share settlement of restricted stock units and stock option tax withholding	(13)	-	(512)	-	-	-	(512)
Net income	-	-	-	19,750	-	-	19,750

Balance at December 31, 2019	7,446	$74	$30,952	$131,552	30	$(587)	$161,991

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income from consolidated operations	$19,750	$14,311	$9,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,172	7,831	5,635
(Gain) loss on sales of property, plant and equipment	-	(47)	7
Share-based compensation	1,591	1,212	1,068
Deferred income taxes	792	1,881	(1,019)
Changes in operating assets and liabilities:
Receivables, net	(327)	(2,556)	(132)
Inventories	1,300	(2,295)	1,288
Prepaid expenses	(98)	(249)	446
Refundable income taxes	2,006	(1,268)	(210)
Other assets	110	(76)	(228)
Accounts payable	(2,472)	1,113	93
Accrued expenses	25	1,472	974
Deferred revenue	67	35	91
Non-qualified deferred compensation plan and other liabilities	313	(44)	246
Net cash provided by operating activities	31,229	21,320	17,469

Cash flows from investing activities:
Additions to property, plant and equipment	(5,778)	(5,428)	(10,382)
Acquisition of Dieletrics, net of cash acquired	-	(76,978)	-
Proceeds from sale of property, plant and equipment	4	77	7
Net cash used in investing activities	(5,774)	(82,329)	(10,375)

Cash flows from financing activities:
Proceeds from advances on revolving line of credit	-	36,000	-
Payments on revolving line of credit	(8,000)	(28,000)	-
Proceeds from the issuance of long-term debt	-	20,000	-
Principal repayment of long-term debt	(17,143)	(2,857)	(856)
Proceeds from the exercise of stock options, net of shares presented for exercise	705	1,270	677
Payment of statutory withholding for stock options exercised and restricted stock units vested	(512)	(144)	(296)
Net cash (used in) provided by financing activities	(24,950)	26,269	(475)

Net change in cash and cash equivalents	505	(34,740)	6,619
Cash and cash equivalents at beginning of year	3,238	37,978	31,359
Cash and cash equivalents at end of year	$3,743	$3,238	$37,978

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

The consolidated financial statements include the accounts and results of operations of UFP Technologies, Inc., its wholly-owned subsidiaries, Moulded Fibre Technology, Inc., Simco Industries, Inc. Dielectrics, Inc. and UFP Realty LLC, and its wholly-owned subsidiaries, UFP MA LLC, UFP CO LLC, UFP FL LLC, UFP TX LLC, UFP MI LLC, and UFP IA LLC. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has evaluated all subsequent events through the date of this filing.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including allowance for doubtful accounts and the net realizable value of inventory, and the fair value of goodwill, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2019 and 2018, the Company did not have any cash equivalents.

The Company maintains its cash in bank deposit accounts, money market funds, and certificates of deposit that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts and does not believe it is exposed to any significant custodial credit risk on cash. The amounts contained within the Company’s main operating accounts at Bank of America and TD Bank at December 31, 2019, exceed the federal depository insurance limit by approximately $4.7 million.

(f)	Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectable. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2019.

(g)	Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method.

The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2019.

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

Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. No events or changes in circumstances arose during the year ended December 31, 2019 that required management to perform an impairment analysis.

(i)	Goodwill

Goodwill is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company consists of a single reporting unit. The Company last performed “step 1” of the goodwill impairment test as of December 31, 2018. In testing goodwill for impairment at December 31, 2018, the Company primarily utilized the guideline public company (“GPC”) method under the market approach and the discounted cash flows method (“DCF”) under the income approach to determine the fair value of the reporting unit for purposes of testing the reporting unit’s carrying value of goodwill for impairment. The GPC method derives a value by generating a multiple of EBITDA through the comparison of the Company to similar publicly traded companies. The DCF approach derives a value based on the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one that a prudent investor would require before making an investment in our equity securities. The key assumptions used in our approach included:

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

As of December 31, 2018, based on our calculations under the above noted approach, the fair value of the reporting unit significantly exceeded the carrying value of the reporting unit. In performing these calculations, management used its most reasonable estimates of the key assumptions discussed above. If the Company’s actual operating results and/or the key assumptions utilized in management’s calculations differ from our expectations, it is possible that a future impairment charge may be necessary.

The Company’s annual impairment testing date is December 31. The Company performed a qualitative assessment (“step 0”) as of December 31, 2019 and determined that it was more likely than not that the fair value of its reporting unit exceeded its carrying amount. As a result, the Company was not required to proceed to a “step 1” impairment assessment. Factors considered included the 2018 step 1 analysis and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market cap, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability.

Approximately $47.9 million of goodwill is deductible for tax purposes.

(j)	Intangible Assets

Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 20 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. No events or changes in circumstances arose during the year ended December 31, 2019 that required management to perform an impairment analysis.

(k)	Revenue Recognition

Beginning in 2018, the Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of ASC 606 which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes all but an immaterial portion of its product sales upon shipment. The Company recognizes revenue from the sale of tooling and machinery primarily upon customer acceptance, with the exception of certain tooling where control does not transfer to the customer, resulting in revenue being recognized over the estimated time for which parts are produced with the use of each respective tool. The Company recognizes revenue from engineering services as the services are performed. The Company recognizes revenue from bill and hold transactions at the time the specified goods are complete and available to the customer. In the ordinary course of business, the Company accepts sales returns from customers for defective goods, such amounts being immaterial. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the good and are expensed when revenue is recognized.

For the year 2017, prior to ASC 606, the Company recognized revenue at the time of shipment when title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, performance of its obligation is complete, its price to the buyer is fixed or determinable, and the Company is reasonably assured of collection. Determination of these criteria, in some cases, requires management’s judgment.

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

The Company issues share-based awards through several plans that are described in detail in Note 12. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Share-based compensation expense	$1,591	$1,212	$1,068

The compensation expense for stock options granted during the three-year period ended December 31, 2019, was determined as the fair value of the options using the Black Scholes valuation model. The assumptions are noted as follows:

	Years Ended December 31,
	2019	2018	2017
Expected volatility	28.9%	27.7%	27.4%	-	29.1%
Expected dividends	None	None		None
Risk-free interest rate	2.3%	2.7%	1.56%	-	1.84%
Exercise price	$38.61	$31.20	$27.05	-	$28.70
Expected term (in years)	6.0	6.0	2.7	to	5.8
Weighted-average grant date fair value	$12.70	$10.15	$5.59	-	$8.51

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

The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $653 thousand, $544 thousand and $525 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

(m)	Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales. Amounts charged to customers pertaining to these costs are included in net sales.

(n)	Income Taxes

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

(o)	Segments and Related Information

The Company follows the provisions of Accounting Standards Codification (ASC) 280, Segment Reporting, which establish standards for the way public business enterprises report information and operating segments in annual financial statements (see Note 17).

(p)   Treasury Stock

The Company accounts for treasury stock under the cost method, using the first-in, first out flow assumption, and we include treasury stock as a component of stockholders’ equity. The Company did not repurchase any shares of common stock during the years ended December 31, 2019, 2018 and 2017.

(q)	Research and Development

On a routine basis, the Company incurs costs related to research and development activity. These costs are expensed as incurred. Approximately $9.5 million, $10.5 million and $5.0 million were expensed in the years ended December 31, 2019, 2018 and 2017, respectively.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, “Leases (Accounting Standards Codification (ASC) 842),” and issued subsequent amendments to the initial guidance in January 2018 within ASU No. 2018-01 and in July 2018 within ASU Nos. 2018-10 and 2018-11. The Company adopted ASC 842 on January 1, 2019. See Note 13 for further details.

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

In June 2016, the FASB issued accounting standard that requires companies to utilize an impairment model (current expected credit loss, or CECL) for most financial assets measured at amortized cost and certain other financial instruments, which include, but are not limited to, trade and other receivables. This accounting standard will replace the incurred loss model under current GAAP with a model that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate those losses. Effective January 1, 2020, the Company adopted this standard. The adoption of this standard is not expected to have a material impact on our Consolidated Financial Statements.

Revisions

Certain revisions have been made to the December 31, 2018 and 2017 Consolidated Statements of Income to conform to the current year presentation relating to a reclassification of material overcharge settlement to selling, general and administrative expenses. The reclassification resulted in the removal of the material overcharge settlement line item and a decrease in selling, general and administrative expenses of $104 thousand and $121 thousand for the years ended December 31, 2018 and 2017, respectively. These revisions had no impact on previously reported operating or net income and are deemed immaterial to the previously issued financial statements.

(2)	Revenue Recognition

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to our customers (in thousands) (See Note 17 for further information regarding net sales by market):

	Years Ended December 31,
	2019	2018	2017
Net sales of:
Products	$193,016	$183,186	$146,275
Tooling and Machinery	2,730	4,302	1,181
Engineering services	2,635	2,967	387
Total net sales	$198,381	$190,455	$147,843

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has deferred revenue, or contract liabilities, included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the years ended December 31, 2019 and 2018 (in thousands):

	Contract Liabilities
	Years Ended
	December 31,
	2019	2018
Deferred revenue - beginning of period	$2,507	$871
Acquired in Dielectrics business combination	-	2,175
Increases due to consideration received from customers	3,216	4,188
Revenue recognized	(3,149)	(4,727)
Deferred revenue - end of period	$2,574	$2,507

Revenue recognized during the years ended December 31, 2019 and 2018 from amounts included in deferred revenue at the beginning of the period were approximately $1.7 million and $0.6 million, respectively.

When invoicing occurs after revenue recognition, the Company has unbilled receivables (contract assets) included within “receivables” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract assets for the years ended December 31, 2019 and 2018 (in thousands):

	Contract Assets
	Years Ended
	December 31,
	2019	2018

Unbilled Receivables - beginning of period	$65	$-
Increases due to revenue recognized - not invoiced to customers	831	301
Decreases due to customer invoicing	(824)	(236)
Unbilled Receivables - end of period	$72	$65

(3)	Supplemental Cash Flow Information

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cash paid for:
Interest	$664	$1,303	$47
Income taxes, net of refunds	$1,255	$3,463	$3,878

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$213	$218	$85

During the years ended December 31, 2019, 2018 and 2017, the Company permitted the exercise of stock options with exercise proceeds paid with the Company’s stock (“cashless” exercises) totaling approximately $0, $0 and $172 thousand, respectively.

(4)	Receivables

Receivables consist of the following (in thousands):

	December 31,
	2019	2018
Accounts receivable–trade	$29,134	$28,885
Less allowance for doubtful receivables	(486)	(564)
Receivables, net	$28,648	$28,321

Receivables are written off against these reserves in the period they are determined to be uncollectable, and payments subsequently received on previously written-off receivables are recorded as a reversal of the bad debt provision. The Company performs credit evaluations on its customers and obtains credit insurance on a large percentage of its accounts but does not generally require collateral. The Company recorded a net reversal of the provision for doubtful accounts of approximately $52 thousand and $50 thousand the years ended December 31, 2019 and 2018, respectively.

(5)	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$10,540	$11,727
Work in process	2,279	2,521
Finished goods	5,457	5,328
Total Inventory	$18,276	$19,576

(6)	Other Intangible Assets

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2019 and 2018 are as follows (in thousands):

December 31, 2019	Tradename & Brand	Non- Compete	Customer List	Total
Estimated useful life	10 years	5 years	20 years
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(70)	(177)	(2,162)	$(2,409)
Net balance	$297	$285	$20,393	$20,975

December 31, 2018	Tradename & Brand	Non- Compete	Customer List	Total
Estimated useful life	10 years	5 years	20 years
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(33)	(85)	(1,034)	$(1,152)
Net balance	$334	$377	$21,521	$22,232

Amortization expense related to intangible assets was approximately $1.3 million, $1.2 million, and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated remaining amortization expense as of December 31, 2019 is as follows (in thousands):

2020	1,257
2021	1,257
2022	1,257
2023	1,172
2024	1,164
Thereafter	14,868
Total	$20,975

(7)	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2019	2018
Land and improvements	$3,191	$3,191
Buildings and improvements	35,502	35,187
Leasehold improvements	3,022	2,843
Machinery & equipment	66,438	62,440
Furniture, fixtures, computers & software	6,414	7,119
Construction in progress	1,522	999
	$116,089	$111,779

Depreciation and amortization expense of Property, Plant and Equipment for the years ended December 31, 2019, 2018 and 2017, were approximately $6.9 million, $6.6 million, and $5.3 million, respectively.

(8)	Indebtedness

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

The Amended and Restated Credit Agreement calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from .25% to zero. In both cases the applicable margin is dependent upon Company performance. Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments. As of December 31, 2019, the applicable interest rate was approximately 2.8% and the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Included in the Amended and Restated Credit Facilities were approximately $0.7 million in standby letters of credit as a financial guarantee on worker’s compensation insurance policies.

Long-term debt consists of the following (in thousands):

	December 31,
	2019	2018
Revolving credit facility	$-	$8,000
Term loan	-	17,143
Total long-term debt	-	25,143
Current portion	-	(2,857)
Long-term debt, excluding current portion	$-	$22,286

Derivative Financial Instruments

The Company used interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on certain of its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. Derivative financial instruments expose the Company to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, creating credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, in these circumstances the Company is not exposed to the counterparty’s credit risk. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates.

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations exposed the Company to variability in interest payments due to changes in interest rates. The Company believed that it was prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modified the Company’s interest rate exposure by converting the term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was $14,285,712 at December 31, 2019. The fair value of the swap as of December 31, 2019 was approximately $(325) thousand and is included in other liabilities. Changes in the fair value of the swap are recorded in other income/expense and resulted in expense of approximately $388 thousand and income of $64 thousand during the years ended December 31, 2019 and 2018, respectively.

During the fourth quarter of 2019, the Company paid the remaining balance of the term loan in its entirety. As a result, there is no longer underlying debt to hedge against with the swap. The changes in the fair value of the swap will continue to be accounted for as a financial instrument until the sooner of the time that the Company elects to cancel it or until its maturity.

(9)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2019	2018
Compensation	$3,961	$3,542
Benefits / self-insurance reserve	1,033	1,153
Paid time off	1,315	1,131
Other	2,174	2,632
	$8,483	$8,458

(10)	Income Tax

The Company’s income tax provision for the years ended December 31, 2019, 2018 and 2017 consists of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current
Federal	$2,920	$1,772	$3,117
State	185	439	551
	3,105	2,211	3,668
Deferred
Federal	485	1,917	(1,091)
State	306	(36)	72
	791	1,881	(1,019)
Total income tax provision	$3,896	$4,092	$2,649

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Reserves	$362	$367
Inventory capitalization	396	421
Compensation programs	578	447
Retirement liability	-	2
Equity-based compensation	403	290
Lease liability	795	11
Intangible assets	73	141
State tax credits, net of federal impact	274	257
Gross deferred tax assets	2,881	1,936
Valuation allowance	(136)	-
Net deferred tax assets	2,745	1,936

Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(4,877)	(4,668)
Goodwill	(2,008)	(1,397)
Right of use asset	(781)	-
Total deferred tax liabilities	(7,666)	(6,065)
Net long-term deferred tax liabilities	$(4,921)	$(4,129)

The amounts recorded as deferred tax assets as of December 31, 2019 and 2018, represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company has gross deferred tax assets of approximately $2.9 million at December 31, 2019, that it believes are more likely than not to be realized in the carryforward period. Management reviews the recoverability of deferred tax assets during each reporting period. The Company has provided a valuation allowance of approximately $136 thousand for deferred tax assets (net of federal tax benefit), primarily related to tax credits generated in its 2018 Massachusetts state income tax return that are being carried forward to future periods. The Company is uncertain as to whether it will have sufficient future taxable income in Massachusetts to utilize the credits prior to their expiration date. The valuation allowance against the Company’s deferred tax assets may require adjustments in the future based on changes in the mix of temporary difference, changes in tax laws, and operating performance.

The Company has approximately $348 thousand of tax credit carryforwards related to one state jurisdiction that expire between 2020 and 2033.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 21% to income before income tax expense as follows:

	Years Ended December 31,
	2019	2018	2017
Computed “expected” tax rate	21.0%	21.0%	34.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	1.8	2.8	3.5
Meals and entertainment	0.2	0.2	0.3
Tax credits	(6.2)	(1.9)	(0.6)
Domestic production deduction	-	-	(2.6)
Non-deductible ISO stock option expense	-	0.1	0.1
Unrecognized tax benefits	(0.7)	-	-
Excess tax benefits on equity awards	(0.7)	(1.3)	(1.4)
Excess compensation	0.6	0.8	-
Impact on deferred taxes of new legislation	-	-	(11.1)
Other	0.4	0.5	0.1
Change in valuation allowance	0.1	-	-
Effective tax rate	16.5%	22.2%	22.3%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by any state for income taxes with the exception of returns filed in Michigan which have been audited through 2004, income tax returns filed in Massachusetts which have been audited through 2007, income tax returns filed in Florida which have been audited through 2009, income tax returns filed in New Jersey which have been audited through 2012, and income tax returns in Colorado which have been audited through 2017. Federal and state tax returns for the years 2016 through 2019 remain open to examination by the IRS and various state jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) resulting from uncertain tax positions is as follows (in thousands):

	December 31,
	2019	2018
Gross UTB balance at beginning of fiscal year	$150	$150
Reductions for tax positions of prior years	(150)	-
Gross UTB balance at end of fiscal year	$-	$150

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of December 31, 2019 and 2018 is $0 and $150 thousand, respectively.

In addition, the total amount of accrued interest and penalties on uncertain tax positions at December 31, 2019 and 2018 is $0 and $153 thousand, respectively.

At December 31, 2018, all of the unrecognized tax benefits related to tax returns of a specific state jurisdiction that are currently under examination. On January 17, 2019 the Company came to an agreement with the state and on February 21, 2019 the Company received a check in the amount of $156,000 as settlement of the unrecognized tax benefits.

(11)	Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute both basic and diluted income per share consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Basic weighted average common shares outstanding during the year	7,424	7,347	7,248
Weighted average common equivalent shares due to stock options and restricted stock units	92	83	89
Diluted weighted average common shares outstanding during the year	7,516	7,430	7,337

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

For the years ended December 31, 2019, 2018 and 2017, the number of stock awards excluded from the computation was 16,536, 10,344 and 27,336, respectively.

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

The Company issues share-based awards through several plans that are described below. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Years Ended December 31,
Share-based compensation related to:	2019	2018	2017
Common stock grants	$400	$505	$505
Stock option grants	151	149	138
Restricted Stock Unit awards	1,040	558	425
Total share-based compensation	$1,591	$1,212	$1,068

Incentive Plan

In June 2003, the Company formally adopted the 2003 Incentive Plan (the “Plan”). As amended and restated to date, the Plan is intended to benefit the Company by offering equity-based and other incentives to certain of the Company’s executives and employees who are in a position to contribute to the long-term success and growth of the Company, thereby encouraging the continuance of their involvement with the Company and/or its subsidiaries.

Two types of equity awards may be granted to participants under the Plan: restricted shares or other stock awards. Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events. Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of common stock. Such awards may include Restricted Stock Unit Awards (“RSUs”), unrestricted stock, incentive and non-qualified stock options, performance shares, or stock appreciation rights. The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.

Through December 31, 2019, 1,252,613 shares of common stock have been issued under the 2003 Incentive Plan, none of which have been restricted. An additional 108,424 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies. The Company has also granted awards in the form of stock options under this Plan. Through December 31, 2019, 185,000 options have been granted and 10,000 options are outstanding. At December 31, 2019, 803,244 shares or options are available for future issuance in the 2003 Incentive Plan.

Director Plan

Effective July 15, 1998, the Company adopted the 1998 Director Plan, which was amended and renamed, on June 3, 2009, the 2009 Non-Employee Director Stock Incentive Plan (the “Director Plan”). The Director Plan was amended on March 7, 2013, to (i) prohibit the repricing of stock options or other equity awards without the consent of the Company’s shareholders, and (ii) prohibit the Company from buying out underwater stock options. The Director Plan, as amended, provides for the issuance of stock options and other equity-based securities of up to 975,000 shares to non-employee members of the Company’s board of directors. Through December 31, 2019, 365,026 options have been granted and 95,614 options are outstanding. For the year ended December 31, 2019, 5,442 RSUs are being reserved for outstanding grants of RSUs, and 79,648 shares remained available to be issued under the Director Plan.

The following is a summary of stock option activity under all plans:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding December 31, 2018	134,043	$20.46
Granted	16,536	38.61
Exercised	(44,965)	15.68
Outstanding December 31, 2019	105,614	$25.34	5.70	$2,563
Exercisable at December 31, 2019	85,328	$22.62	5.10	$2,303
Vested and expected to vest at December 31, 2019	105,614	$25.34	5.70	$2,563

During the years ended December 31, 2019, 2018 and 2017, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $1.0, $1.2 million and $0.6 million, respectively, and the total amount of consideration received from the exercise of these options was approximately $0.7 million, $1.3 million and $0.8 million, respectively. At its discretion, the Company allows option holders to surrender previously-owned common stock in lieu of paying the exercise price and withholding taxes. During the years ended December 31, 2019 and 2018, no shares were surrendered for this purpose. During the year ended December 31, 2017, 6,511 shares were surrendered to pay the exercise price at an average market price of $26.45.

On February 19, 2019, the Company’s Compensation Committee approved the award of $400 thousand payable in shares of the Company’s common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Equity Incentive Plan. The shares were issued on December 12, 2019.

On June 5, 2019 the Company issued 16,536 shares of unrestricted common stock to the non-employee members of the Company’s Board of Directors as part of their annual retainer for serving on the Board.

The Company grants RSUs to its executive officers and employees. The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company. Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s closing stock price, and is charged, to expense ratably during the service period. No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested. The following table summarizes information about stock unit award activity during the year ended December 31, 2019:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2018	72,996	$23.60
Awarded	64,701	33.55
Shares vested	(20,529)	23.74
Forfeitures	(3,302)	33.31
Outstanding at December 31, 2019	113,866	$28.36

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the year ended December 31, 2019, 8,341 shares were redeemed for this purpose at an average market price of $33.69. During the years ended December 31, 2018 and 2017, 5,238 and 4,377 shares were redeemed for this purpose at an average market price of $27.60 and $24.50, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2019, vest (in thousands):

	Options	Restricted Stock Units	Total
2020	$116	$999	$1,115
2021	-	746	746
2022	-	409	409
2023	-	48	48
Total	$116	$2,202	$2,318

(13)	Leases

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

ROU assets represent the Company's right to use an underlying asset during the lease term and operating lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company's lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise that option. ROU assets will also be adjusted for any deferred or accrued rent. As the Company's operating leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is based on its borrowing rate under the Amended and Restated Credit Agreement, adjusted to reflect an estimated fixed rate for the term of the underlying lease. Operating fixed lease expense is recognized on a straight-line basis over the lease term.

Year Ended
December 31, 2019
($ in thousands)
Lease cost:
Operating	$1,222
Variable	219
Short-term	27
Total lease cost	$1,468

Cash paid for amounts included in measurement of lease liabilities:
Operating	$1,208

Weighted-average remaining lease term (years):
Operating	2.69
Weighted-average discount rate:
Operating	4.45%

The aggregate future lease payments for operating leases as of December 31, 2019 were as follows (in thousands):

2020	1,173
2021	1,118
2022	957
2023	36
2024	-
Thereafter	-
Total lease payments	3,284
Less: Interest	(194)
Present value of lease liabilities	$3,090

The aggregate future lease payments for operating leases as of December 31, 2018 were as follows (in thousands):

2019	$1,051
2020	1,070
2021	1,063
2022	975
2023	36
Total	$4,195

Rent expense amounted to approximately $1.2 million, $1.2 million, and $0.9 million, in 2019, 2018 and 2017, respectively.

(14)	Commitments and Contingencies

(a)	Leases – The Company has operating leases for certain facilities that expire through 2023. Certain of the leases contain escalation clauses that require payments of additional rent as well as increases in related operating costs. See Note 13 for details on lease commitments.

(b)	Legal – From time to time, the Company may be a party to various suits, claims and complaints arising in the ordinary course of business. In the opinion of management of the Company, these suits, claims and complaints should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(15)	Employee Benefit Plans

The Company maintains a profit-sharing plan for eligible employees. Contributions to the Plan are made in the form of matching contributions to employee 401(k) deferrals, as well as discretionary profit-sharing amounts determined by the Board of Directors to be funded by March 15 following each fiscal year. Contributions to the Plan were approximately $1.0 million, $1.1 million and $0.8 million for the years 2019, 2018 and 2017, respectively.

The Company has a partially self-insured health insurance program that covers all eligible participating employees. The maximum liability is limited by a stop loss of $225 thousand per insured person, along with an aggregate stop loss determined by the number of participants.

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

The compensation withheld from Plan participants, together with gains or losses determined by the participants’ deferral elections is reflected as a deferred compensation obligation to participants and is classified within the liabilities section in the accompanying balance sheets. At December 31, 2019 and 2018, the balance of the deferred compensation liability totaled approximately $2.8 million and $2.0 million, respectively. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are classified within the other assets section of the accompanying balance sheets and are accounted for based on the underlying cash surrender values of the policies and totaled approximately $2.8 million and $2.0 million as of December 31, 2019 and 2018, respectively.

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

Level 2	December 31, 2019
Assets:
Derivative financial instruments	$(325)

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

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the year ended December 31, 2019. A vast majority of the Company’s assets are located in the United States.

The Company’s custom products are primarily sold to customers within the Medical, Automotive, Consumer, Aerospace and Defense, Industrial, and Electronics markets. Sales by market for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	2019		2018		2017
Market	Net Sales	%	Net Sales	%	Net Sales	%
Medical	$128,915	65.0%	$110,282	57.9%	$70,090	47.4%
Automotive	20,004	10.1%	20,022	10.5%	23,119	15.6%
Consumer	17,669	8.9%	24,989	13.1%	21,328	14.4%
Aerospace & Defense	13,778	6.9%	13,130	6.9%	11,521	7.8%
Industrial	9,607	4.8%	10,579	5.6%	9,826	6.6%
Electronics	8,408	4.2%	11,453	6.0%	11,959	8.1%
Net Sales	$198,381	100.0%	$190,455	100.0%	$147,843	100.0%

Certain amounts for the years ended December 31, 2018 and 2017 were reclassified between markets to conform to the current year presentation.

(18)	Quarterly Financial Information (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share data):

2019	Q1	Q2	Q3	Q4
Net sales	$47,328	$51,399	$49,394	$50,260
Gross profit	12,497	14,371	13,321	13,770
Net income	3,734	4,598	5,641	5,777
Basic net income per share	0.50	0.62	0.76	0.78
Diluted net income per share	0.50	0.62	0.75	0.76

2018	Q1	Q2	Q3	Q4
Net sales	$42,931	$49,019	$47,808	$50,697
Gross profit	10,185	12,986	12,431	12,706
Net income	1,777	3,990	4,134	4,410
Basic net income per share	0.24	0.54	0.56	0.60
Diluted net income per share	0.24	0.54	0.56	0.59

(19)	Acquisition

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

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2019, 2018 and 2017

Accounts receivable, allowance for doubtful accounts:

	2019	2018	2017
Balance at beginning of year	$564	$652	$567
Provision for bad debt	(52)	(50)	116
Write-offs, net of recoveries	(26)	(38)	(31)
Balance at end of year	$486	$564	$652

