Form 10-Q
period 2020-03-31
UFP TECHNOLOGIES INC
filed 2020-05-08
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Yes ____; No  X

7,482,844 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of May 1, 2020.

1

UFP Technologies, Inc.

Index

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$7,334	$3,743
Receivables, less allowance of $541 at March 31, 2020 and $486 at December 31, 2019	29,449	28,648
Inventories	20,242	18,276
Prepaid expenses	2,750	2,304
Refundable income taxes	-	279
Total current assets	59,775	53,250
Property, plant and equipment	117,292	116,089
Less accumulated depreciation and amortization	(61,062)	(59,350)
Net property, plant and equipment	56,230	56,739
Goodwill	51,838	51,838
Intangible assets, net	20,661	20,975
Non-qualified deferred compensation plan	2,790	2,775
Operating lease right of use assets	2,771	3,034
Other assets	148	147
Total assets	$194,213	$188,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,535	$4,577
Accrued expenses	6,350	8,483
Deferred revenue	2,432	2,574
Operating lease liabilities	1,140	1,150
Income taxes payable	5	-
Total current liabilities	17,462	16,784
Deferred income taxes	5,342	4,921
Non-qualified deferred compensation plan	2,817	2,788
Operating lease liabilities	1,687	1,940
Other liabilities	630	334
Total liabilities	27,938	26,767
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,512,403 and 7,482,844 shares issued and outstanding, respectively at March 31, 2020;7,475,768 and 7,446,209 shares issued and outstanding, respectively at December 31, 2019	75	74
Additional paid-in capital	31,344	30,952
Retained earnings	135,443	131,552
Treasury stock at cost, 29,559 shares at March 31, 2020 and December 31, 2019	(587)	(587)
Total stockholders’ equity	166,275	161,991
Total liabilities and stockholders' equity	$194,213	$188,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$48,277	$47,328
Cost of sales	35,454	34,831
Gross profit	12,823	12,497
Selling, general and administrative expenses	7,752	7,244
Gain on sale of fixed assets	(4)	-
Operating income	5,075	5,253
Interest expense	16	231
Other expense	327	239
Income before income tax expense	4,732	4,783
Income tax expense	841	1,049
Net income	$3,891	$3,734

Net income per share:
Basic	$0.52	$0.50
Diluted	$0.52	$0.50
Weighted average common shares outstanding:
Basic	7,457	7,402
Diluted	7,538	7,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three Months Ended March 31, 2020
			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2019	7,446	$74	$30,952	$131,552	30	$(587)	$161,991

Share-based compensation	28	-	537	-	-	-	537
Exercise of stock options	20	1	415	-	-	-	416
Net share settlement of restricted stock units	(11)	-	(560)	-	-	-	(560)
Net income	-	-	-	3,891	-	-	3,891

Balance at March 31, 2020	7,483	$75	$31,344	$135,443	30	$(587)	$166,275

Three Months Ended March 31, 2019
			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2018	7,385	$74	$29,168	$111,802	30	$(587)	$140,457

Share-based compensation	20	-	294	-	-	-	294
Exercise of stock options	17	-	285	-	-	-	285
Net share settlement of restricted stock units	(8)	-	(271)	-	-	-	(271)
Net income	-	-	-	3,734	-	-	3,734

Balance at March 31, 2019	7,414	$74	$29,476	$115,536	30	$(587)	$144,499

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$3,891	$3,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,066	2,022
Gain on sale of fixed assets	(4)	-
Share-based compensation	537	294
Deferred income taxes	421	424
Changes in operating assets and liabilities:
Receivables, net	(801)	(1,451)
Inventories	(1,966)	139
Prepaid expenses	(446)	364
Refundable income taxes	284	781
Other assets	247	(338)
Accounts payable	2,726	(907)
Accrued expenses	(2,133)	(2,506)
Deferred revenue	(142)	465
Non-qualified deferred compensation plan and other liabilities	62	608
Net cash provided by operating activities	4,742	3,629
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,020)	(1,388)
Proceeds from sale of fixed assets	13	-
Net cash used in investing activities	(1,007)	(1,388)
Cash flows from financing activities:
Payments on revolving line of credit	-	(3,000)
Proceeds from exercise of stock options	416	285
Payment of statutory withholdings for restricted stock units vested	(560)	(271)
Net cash used in financing activities	(144)	(2,986)
Net increase (decrease) in cash and cash equivalents	3,591	(745)
Cash and cash equivalents at beginning of period	3,743	3,238
Cash and cash equivalents at end of period	$7,334	$2,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, included in the Company's 2019 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, the condensed consolidated statements of income for the three-month periods ended March 31, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three-month periods ended March 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2020 and 2019 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete audited financial statements.

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

The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses (Accounting Standards Codification (ASC) 326). The Company adopted ASC 326 on January 1, 2020. See Note 4 for further details.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (ASC 350), Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test and eliminates the need to determine the fair value of individual assets and liabilities to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The guidance will be applied prospectively and is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company adopted ASC 350 on January 1, 2020 and it did not have a material impact on its financial condition or results of operations.

Revisions

Certain revisions have been made to the December 31, 2019 Condensed Consolidated Balance Sheet to conform to the current year presentation relating to a reclassification of long-term operating lease liabilities to current operating lease liabilities. The reclassification resulted in an increase of current operating lease liabilities of $476 thousand and a decrease of long-term operating lease liabilities of $476 thousand. These revisions had no impact on previously reported earnings, net income or cash flows and are deemed immaterial to the previously issued financial statements.

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to our customers (in thousands):

	Three Months Ended
	March 31,
Net sales of:	2020	2019
Products	$47,029	$46,410
Tooling and Machinery	677	645
Engineering services	571	273
Total net sales	$48,277	$47,328

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has deferred revenue, or contract liabilities, included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the three months ended March 31, 2020 and 2019 (in thousands):

	Contract Liabilities
	Three Months Ended March 31,
	2020	2019
Deferred revenue - beginning of period	$2,574	$2,507
Increases due to consideration received from customers	525	991
Revenue recognized	(667)	(526)
Deferred revenue - end of period	$2,432	$2,972

Revenue recognized during the three months ended March 31, 2020 and 2019 from amounts included in deferred revenue at the beginning of the period was approximately $517 thousand and $497 thousand, respectively.

When invoicing occurs after revenue recognition, the Company has unbilled receivables (contract assets) included within “receivables” on the condensed consolidated balance sheet. The Company considered the guidance in ASC 326 upon adoption and in the current period and determined that an allowance for credit losses was not necessary on the unbilled receivables balance due to there being no history of credit losses. The following table presents opening and closing balances of contract assets for the three months ended March 31, 2020 and 2019 (in thousands):

	Contract Assets
	Three Months Ended March 31,
	2020	2019
Unbilled Receivables - beginning of period	$72	$65
Increases due to revenue recognized - not invoiced to customers	522	85
Decreases due to customer invoicing	(404)	(106)
Unbilled Receivables - end of period	$190	$44

(3)	Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cash paid for:
Interest	$12	$47
Income taxes, net of refunds	$-	$(156)

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$232	$108
Recognition of lease asset and liability	$-	$3,831

(4)	Allowance for Credit Losses

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (ASC 326) which is required to be applied by means of a cumulative-effect adjustment to the opening retained earnings balance as of the adoption date. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables and contract assets. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. There was no impact to the Company’s opening retained earnings or its consolidated balance sheet upon adoption.

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus ("COVID-19") pandemic and included specific allowance amounts for any customer determined to have been significantly impacted. Estimates are used to determine the allowance. It is based on assessment of anticipated payment and all other historical, current and future information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected for the three months ended March 31, 2020 (in thousands):

Allowance for Credit Losses
Three Months Ended March 31, 2020
Allowance - beginning of period	$486
Provision for expected credit losses	60
Amounts written off against the allowance	(5)
Allowance - end of period	$541

(5)	Fair Value of Financial Instruments

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

Level 2	March 31, 2020	March 31, 2019
Liabilities:
Derivative financial instruments	$(624)	$(175)

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

(6)	Share-Based Compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2019. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended
	March 31,
Share-based compensation related to:	2020	2019
Common stock grants	$100	$100
Stock option grants	60	7
Restricted Stock Unit Awards ("RSUs")	377	187
Total share-based compensation	$537	$294

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $348 thousand and $164 thousand for the three-month periods ended March 31, 2020 and 2019, respectively.

The following is a summary of stock option activity under all plans for the three-month period ended March 31, 2020:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	105,614	$25.34
Granted	-
Exercised	(19,586)	$21.20
Outstanding at March 31, 2020	86,028	$26.28	5.70	$1,025
Exercisable at March 31, 2020	65,742	$23.04	5.00	$989
Vested and expected to vest at March 31, 2020	86,028	$26.28	5.70	$1,025

During the three-month period ended March 31, 2020, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $530 thousand, and the total amount of consideration received by the Company from the exercised options was approximately $415 thousand. During the three-month period ended March 31, 2019, the total intrinsic value of all options exercised was approximately $274 thousand, and the total amount of consideration received by the Company from the exercised options was approximately $285 thousand. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During both the three-month periods ended March 31, 2020 and 2019, no shares were surrendered for this purpose.

On February 24, 2020, the Company’s Compensation Committee approved the award of $400 thousand, payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan. Subject to his continued employment and the terms of his employment agreement, the shares will be issued in December 2020.

The following table summarizes information about RSU activity during the three-month period ended March 31, 2020:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2019	113,866	$28.36
Awarded	42,733	49.96
Shares vested	(28,244)	27.02
Outstanding at March 31, 2020	128,355	$31.58

At the Company’s discretion, upon vesting RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the three-month periods ended March 31, 2020 and 2019, 11,195 and 8,132 shares were surrendered at an average market price of $49.99 and $33.35, respectively.

As of March 31, 2020, the Company had approximately $4.0 million of unrecognized compensation expense that is expected to be recognized over a period of 4 years.

(7)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$11,471	$10,540
Work in process	2,795	2,279
Finished goods	5,976	5,457
Total inventory	$20,242	$18,276

(8)	Leases

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

	Three Months Ended
	March 31, ($'s in thousands)
	2020	2019
Lease Cost:
Operating	$305	$307
Variable	57	57
Short-term	7	6
Total lease cost	$369	$370

Cash paid for amounts included in measurement of lease liabilities:
Operating	$305	$303

Weighted-average remaining lease term (years):
Operating	2.45	3.37
Weighted-average discount rate:
Operating	4.45%	4.45%

The aggregate future lease payments for operating leases as of March 31, 2020 were as follows (in thousands):

Remainder of 2020	$874
2021	1,121
2022	959
2023	36
2024	-
Thereafter	-
Total lease payments	2,990
Less: Interest	(163)
Present value of lease liabilities	$2,827

(9)	Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Basic weighted average common shares outstanding	7,457	7,402
Weighted average common equivalent shares due to stock options and RSUs	81	64
Diluted weighted average common shares outstanding	7,538	7,466

The computation of diluted earnings per share excludes the effect of the potential exercise of stock options when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For both the three-month periods ended March 31, 2020 and 2019, the number of stock awards excluded from the computation of diluted earnings per share for this reason was zero.

(10)	Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for both the three-month periods ended March 31, 2020 and 2019. All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Automotive, Consumer, Aerospace and Defense, Industrial, and Electronics markets. Net sales by market for the three-month periods ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020		2019 (1)
Market	Net Sales	%	Net Sales	%

Medical	$33,688	69.8%	$28,944	61.2%
Automotive	4,602	9.5%	5,738	12.1%
Consumer	3,439	7.1%	4,424	9.3%
Aerospace & Defense	2,711	5.6%	3,532	7.5%
Industrial	1,917	4.0%	2,485	5.3%
Electronics	1,920	4.0%	2,204	4.7%
Net Sales	$48,277	100.0%	$47,327	100.0%

(1)	Certain amounts for the three months ended March 31, 2019 were reclassified between markets to conform to the current period presentation.

(11)	Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of March 31, 2020 are as follows (in thousands):

	Tradename & Brand	Non- Compete	Customer List	Total
Estimated useful life	10 years	5 years	20 years
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(80)	(200)	(2,443)	(2,723)
Net balance	$287	$262	$20,112	$20,661

Amortization expense related to intangible assets was approximately $314 thousand for both the three-month periods ended March 31, 2020 and 2019. The estimated remaining amortization expense as of March 31, 2020 is as follows (in thousands):

Remainder of:
2020	$943
2021	1,257
2022	1,257
2023	1,172
2024	1,164
Thereafter	14,868
Total	$20,661

(12)	Income Taxes

The income tax expense included in the accompanying unaudited condensed consolidated statements of income principally relates to the Company’s proportionate share of the pre-tax income of its wholly-owned subsidiaries. The determination of income tax expense for interim reporting purposes is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded tax expense of approximately 17.8% and 21.9% of income before income tax expense for the three-month periods ended March 31, 2020 and 2019, respectively.

(13)	Indebtedness

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

The Amended and Restated Credit Agreement calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance.  Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments. As of March 31, 2020 there were no amounts outstanding under the Amended and Restated Credit Facilities other than $0.7 million in standby letters of credit outstanding drawable as a financial guarantee on worker’s compensation insurance policies. As of March 31, 2020, the applicable interest rate was approximately 1.99% and the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Derivative Financial Instruments

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. The Company assesses interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the term loan under the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap agreement was established to modify the Company’s interest rate exposure by converting interest on the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. Because the Company repaid its term loan in full, the swap agreement no longer serves this purpose and may be canceled by the Company prior to its expiration date. The notional amount was approximately $13.6 million at March 31, 2020. The fair value of the swap as of March 31, 2020 and 2019 was approximately $(624) thousand and $(175) thousand, respectively and is included in other liabilities. Changes in the fair value of the swap are recorded in other expense and were approximately $300 thousand and $239 thousand during the three-months ended March 31, 2020 and 2019, respectively.

(14)	Subsequent Events

The Company’s operations expose it to risks associated with the COVID-19 pandemic. Although the COVID-19 pandemic did not materially impact the Company’s first quarter results, it has since more significantly impacted the Company’s operations. While all of the Company’s factories are deemed essential, not all of its customers’ operations are essential and, therefore, demand for product, especially in the automotive and consumer markets, has been negatively impacted. Partially mitigating this are increased orders from certain customers in the medical market. The COVID-19 pandemic has also impacted the Company’s cost of manufacturing its goods, including higher labor costs, maintenance costs and manufacturing inefficiencies due to employee absenteeism and significantly enhanced cleaning and sterilization. With regard to the Company’s supply chain, there has thus far been minimal disruption in the availability of raw materials, as most of the Company’s major suppliers have also been deemed to be essential businesses. However, to mitigate risk, the Company has increased its purchases of raw materials to establish safety stock.

The Company has been notified by several customers that they would be extending payment terms. The Company anticipates that these extended payment terms will be short-term in nature, but they may continue for a longer duration. In the beginning of April, the Company drew down $5.5 million from its revolving credit facility to maintain cash reserves in the event it experiences a substantial shut down of operations, further or extended increase in manufacturing costs or significant exposure to its ability to timely collect its receivables.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects; statements about the potential impact the COVID-19 pandemic may have on the Company’s business, financial condition and results of operations, including with respect to the different markets in which the Company participates, the demand for its products, the well-being and availability of the Company’s employees, the continuing operation of the Company’s locations, delayed payments by the Company’s customers and the potential for reduced or canceled orders, the Company’s efforts to address the pandemic, including regarding the safety of its employees, the maintenance of its facilities and the sufficiency of the Company’s supply chain, inventory, liquidity and capital resources, including increased costs in connection with such efforts, the impact of the pandemic on the businesses of the Company’s suppliers and customers, and the overall impact the pandemic may have on the Company’s financial results in 2020; statements about the Company’s acquisition strategies and opportunities and the Company’s growth potential and strategies for growth; expectations regarding customer demand; expectations regarding the Company’s liquidity and capital resources, including the sufficiency of its cash reserves and the availability of borrowing capacity to fund operations and/or potential future acquisitions; anticipated revenues and the timing of such revenues; expectations about shifting the Company’s book of business to higher-margin, longer-run opportunities; anticipated trends and potential advantages in the different markets in which the Company competes, including the medical, aerospace and defense, automotive, consumer, electronics, and industrial markets, and the Company’s plans to expand in certain of its markets; anticipated advantages the Company expects to realize from its investments and capital expenditures; anticipated advantages to improvements and alterations at the Company’s existing plants; expectations regarding the Company’s manufacturing capacity, operating efficiencies, and new production equipment; statements about new product offerings and program launches; statements about the Company’s acquisition and integration of Dielectrics and the synergies and other benefits anticipated in connection with the Dielectrics business; the Company’s participation and growth in multiple markets; its business opportunities; and any indication that the Company may be able to sustain or increase its sales, earnings or earnings per share, or its sales, earnings or earnings per share growth rates.

Investors are cautioned that such forward-looking statements involve risks and uncertainties that could adversely affect the Company’s business and prospects, and otherwise cause actual results to differ materially from those anticipated by such forward-looking statements, or otherwise, including without limitation: the severity and duration of the COVID-19 pandemic and its impact on the markets in which the Company participates, including its impact on the Company’s customers, suppliers and employees, as well as the U.S. and worldwide economies; the timing, scope and effect of further governmental, regulatory, fiscal, monetary and public health responses to the COVID-19 pandemic; risks and uncertainties associated with the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations, including risks relating to decreased, including substantially decreased, demand for the Company’s products; risks relating to the potential closure of any of the Company’s facilities or the unavailability of key personnel or other employees; risks that the Company’s inventory, cash reserves, liquidity or capital resources may be insufficient; risks relating to delayed payments by our customers and the potential for reduced or canceled orders; risks relating to the increased costs associated with the Company’s efforts to respond to the pandemic; risks relating to the Company’s acquisition and integration of Dielectrics; risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our financing arrangements, and whether any available financing may be sufficient to address our needs; risks associated with efforts to shift the Company’s book of business to higher-margin, longer-run opportunities; risks associated with the Company’s entry into and growth in certain markets; risks and uncertainties associated with seeking and implementing manufacturing efficiencies and implementing new production equipment; risks and uncertainties associated with growth of the Company’s business and increases to sales, earnings and earnings per share; and risks associated with new product and program launches. Accordingly, actual results may differ materially.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our estimates and assumptions only as of the date of this Report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as well as the risks and uncertainties discussed elsewhere in this Report, including without limitation any risks and uncertainties included elsewhere in this “Management's Discussion and Analysis of Financial Condition and Results Of Operations” portion of this Report, or under “Risk Factors” in Part II Item 1A of this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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

Sales for the Company for the three-month period ended March 31, 2020 grew 2.0% to $48.3 million from $47.3 million in the same period last year due to strong growth in sales to the customers in the medical market. Streamlined manufacturing operations and a better mix of business enabled us to improve gross margins to 26.6% for the three-month period ended March 31, 2020, from 26.4% in the same period last year. Operating income for the three-month period ended March 31, 2020 decreased to $5.1 million from $5.3 million in the same period last year due primarily to higher selling, general and administrative expense, while net income for the three-month period ended March 31, 2020 increased to $3.9 million from $3.7 million in the same period last year.

Our current strategy includes further organic growth and growth through strategic acquisitions.

Recent Developments

COVID-19

Our operations expose us to risks associated with the COVID-19 pandemic. Although the COVID-19 pandemic did not materially impact our first quarter results, it has since more significantly impacted our operations. While all of our factories are deemed essential, not all of our customers’ operations are essential and, therefore, demand for product has been negatively impacted, especially in the automotive and consumer markets, where the impact has been substantial. Partially mitigating this are increased orders from certain customers in the medical market. The COVID-19 pandemic has also impacted the cost of manufacturing our goods, including higher labor costs, maintenance costs and manufacturing inefficiencies due to employee absenteeism and significantly enhanced cleaning and sterilization. With regard to our supply chain, there has thus far been minimal disruption in the availability of raw materials, as most of our major suppliers have also been deemed to be essential businesses. However, to mitigate risk, we have increased purchases of raw materials to establish safety stock.

We have been notified by several customers that they would be extending payment terms. We anticipate that these extended payment terms will be short-term in nature, but they may continue for a longer duration. In the beginning of April, we drew down $5.5 million from our revolving credit facility to maintain cash reserves in the event we experience a substantial shut down of operations, further or extended increase in manufacturing costs or significant exposure to our ability to timely collect receivables.

COVID-19 has spread across the country to areas in which our products are designed, manufactured, distributed or sold. Authorities in states in which we do business have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will likely further impact us, our customers, consumers, employees, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how these and any future measures in response to the pandemic will impact our business, including whether and to what extent they will result in further changes in demand for our products, further increases in operating costs (whether as a result of changes to our supply chain or increases in employee or manufacturing costs). Any continued reduced demand for our products due, for example, to reduced need for packaging for consumer and electronic goods, reduced need for components for medical devices, such as those used in elective procedures, reduced need for automobile components, etc., as well as continued economic uncertainty, could adversely and materially affect our business, financial condition and results of operations, as well as those of our customers, resulting in customers’ inability to pay for our products and reduced or canceled orders of our products. Such adverse changes in our customers’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable or owned or leased assets.

The COVID-19 pandemic and associated economic disruptions have had, and we believe will continue to have, negative effects on our operating results, cash flows and financial condition. While we began to experience these effects towards the end of March, we expect the effects on our financial results in the second and third fiscal quarters will be more significant. Our financial results may be materially adversely impacted by COVID-19 in future periods, as well. While we have developed and implemented and continue to develop and implement health and safety protocols, business continuity plans and crisis management protocols in an effort to try to mitigate the negative impact of COVID-19 on our employees and our business, we believe the extent of the impact of the pandemic on our business and financial results will depend on future developments that are highly uncertain and cannot be predicted, and which may vary by market, including the duration and scope of the pandemic, its severity, economic conditions during and after the pandemic, governmental actions that have or may be taken in response to the pandemic, changes in customer behavior in response to the pandemic, and how quickly and to what extent more predictable economic and operating conditions can resume. As a result, we anticipate that COVID-19 driven demand disruptions and related events will negatively affect our financial results in 2020.

Coronavirus Aid, Relief, and Economic Security Act

The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments and estimated income tax payments that we expect to defer to future periods. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate, or on our liquidity. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.

Results of Operations

Sales

Sales for the three-month period ended March 31, 2020 increased 2.0% to $48.3 million from $47.3 million in the same period in 2019. The increase in sales for the three-month period ended March 31, 2020 was primarily due to increased sales to the medical market of 16.4%, partially offset by decreases in sales to customers in the aerospace and defense, automotive and, collectively, consumer, industrial and electronics markets of 23.2%, 19.8% and 20.2%, respectively. The increased sales to the medical market was primarily due to continued growth in programs at Dielectrics. The decreased sales to customers in the aerospace and defense market was primarily due to the timing of orders pursuant to government contracts. The decline in sales to the automotive market was due, in part, to our customers’ forecasted decreased demand due to industry shutdowns associated with the COVID19 pandemic. The decline in sales to all other markets was primarily due to reduced demand for molded fiber protective packaging.

Gross Profit

Gross profit as a percentage of sales (“gross margins”) increased to 26.6% for the three-month period ended March 31, 2020 from 26.4% in the same period in 2019. As a percentage of sales, material and labor costs collectively decreased 0.5%, while overhead increased 0.3%. The decrease in collective material and labor costs as a percentage of sales is primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives and an improvement in the overall book of business. The increase in overhead as a percentage of sales was primarily due to increased indirect labor to support anticipated long-term growth. We anticipate higher plant maintenance and supply expenses associated with keeping its manufacturing plants clean in light of the COVID19 pandemic.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) for the three-month period ended March 31, 2020 increased 7.0% to $7.8 million from $7.2 million in the same period in 2019. As a percentage of sales, SG&A for the three-month period ended March 31, 2020 increased to 16.1% from 15.3% in the same period in 2019. The increase in SG&A was largely attributable to an increase in stock-based equity awards of approximately $250 thousand and an increase in bad debt expense of approximately $130 thousand from the same period in 2019 due, in part, to the anticipated impact of the COVID19 pandemic on our customers.

Interest Income and Expense

We had net interest expense of approximately $16 thousand and $231 thousand for the three-month periods ended March 31, 2020 and 2019, respectively. The decrease in net interest expense is due to a reduction in the outstanding balance of debt.

Other Expense

We had other expense of approximately $327 thousand and $239 thousand for the three-month periods ended March 31, 2020 and 2019, respectively. This increase is due to an increase in the fair value of the swap liability which was caused by interest rate reductions enacted during the first quarter as well as lower anticipated future rate increases. Should we choose to keep the swap for the full five-year term, the cumulative net impact to the income statement due to changes in fair value will be zero.

Income Taxes

We recorded tax expense of approximately 17.8% and 21.9% of income before income tax expense for the three-month periods ended March 31, 2020 and 2019, respectively. The decrease in the effective tax rate was primarily due to higher anticipated research and development tax credits than those anticipated at this time last year.

Liquidity and Capital Resources

We generally fund our operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the three-month period ended March 31, 2020 was approximately $4.7 million and was primarily a result of net income generated of approximately $3.9 million, depreciation and amortization of approximately $2.1 million, share-based compensation of approximately $0.5 million, an increase in deferred taxes of approximately $0.4 million, a decrease in refundable income taxes of approximately $0.3 million, a decrease in other assets of approximately $0.2 million, a net increase in accounts payable and accrued expenses of approximately $0.6 million, due to the timing of vendor payments and in the ordinary course of business, and an increase in other liabilities of approximately $0.1 million. These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $0.8 million primarily due to increased sales in the last two months of the first quarter of 2020 over the same period of the fourth quarter of 2019, an increase in inventory of approximately $2.0 million due to restocking to historical levels and for expected safety stock needs, an increase in prepaid expenses of approximately $0.5 million, and a decrease in deferred revenue of approximately $0.1 million.

Net cash used in investing activities during the three-month period ended March 31, 2020 was approximately 1.0 million and was primarily the result of additions of manufacturing machinery and equipment across the Company.

Net cash used in financing activities was approximately $0.1 million during the three-month period ended March 31, 2020, resulting from payments for statutory withholding for stock options exercised and restricted stock units vested of approximately $0.5 million, partially offset by net proceeds received upon stock options exercises of approximately $0.4 million.

Outstanding and Available Debt

On February 1, 2018, the Company, as the borrower, entered into an unsecured $70 million Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with certain of our subsidiaries (the “Subsidiary Guarantors”) and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer, and certain other lenders from time to time party thereto. The Amended and Restated Credit Agreement amends and restates our prior credit agreement.

The credit facilities under the Amended and Restated Credit Agreement (the “Amended and Restated Credit Facilities”) consist of a $20 million unsecured term loan to the Company and an unsecured revolving credit facility, under which we may borrow up to $50 million.  The Amended and Restated Credit Facilities mature on February 1, 2023.  The proceeds of the Amended and Restated Credit Agreement may be used for general corporate purposes, as well as permitted acquisitions. Our obligations under the Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

The Amended and Restated Credit Facilities call for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. Under the Amended and Restated Credit Agreement, we are subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.  As of March 31, 2020 there were no amounts outstanding under the Amended and Restated Credit Facilities other than $0.7 million in standby letters of credit outstanding drawable as a financial guarantee on worker’s compensation insurance policies. As of March 31, 2020, the applicable interest rate was approximately 1.99%. The Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Derivative Financial Instruments

We use interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on our variable-rate debt instruments. We do not enter into derivative instruments for any purpose other than cash flow hedging. We do not speculate using derivative instruments. By using derivative financial instruments to hedge exposures to changes in interest rates, we expose ourselves to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for us. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, we are not exposed to the counterparty’s credit risk. We minimize counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We assess interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our debt obligations expose us to variability in interest payments due to changes in interest rates. We believe that it is prudent to limit the variability of a portion of our interest payments. To meet this objective, in connection with the term loan under the Amended and Restated Credit Agreement, we entered into a $20 million, 5-year interest rate swap agreement under which we receive three-month LIBOR plus the applicable margin and pay a 2.7% fixed rate plus the applicable margin. The swap agreement was established to modify our interest rate exposure by converting interest on the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. Because the term loan was repaid in full, the swap agreement no longer serves this purpose and may be canceled by us prior to its expiration date if deemed advantageous. The notional amount was approximately $13.6 million at March 31, 2020. The fair value of the swap as of March 31, 2020 and 2019 was approximately $(624) thousand and $(175) thousand, respectively and is included in other liabilities. Changes in the fair value of the swap are recorded in other expense and were approximately $300 thousand and $239 thousand during the three-months ended March 31, 2020 and 2019, respectively.

Future Liquidity

We require cash to pay our operating expenses, purchase capital equipment, and to service our contractual obligations. Our principal sources of funds are cash from operations and our $50 million revolving credit facility. We generated cash of approximately $4.7 million from operations during the three months ended March 31, 2020; however we cannot guarantee that our operations will generate cash in future periods. As indicated above, we have been notified by several customers that they intend to extend payment terms due to COVID-19 and, therefore, we anticipate short-term lower operating cash and higher working capital needs. On April 1, 2020 we drew down $5.5 million from our revolving credit facility. Our longer-term liquidity is contingent upon future operating performance and further draws on our revolving credit facility are possible.

Throughout fiscal 2020, we plan to continue to add capacity to enhance operating efficiencies in our manufacturing plants. We may consider additional acquisitions of companies, technologies, or products that are complementary to our business. We believe that our existing resources, including our revolving credit facility, together with cash expected to be generated from operations and funds expected to be available to us through any necessary equipment financings and additional bank borrowings, will be sufficient to fund our cash flow requirements, including capital asset acquisitions, through the next twelve months.

Stock Repurchase Program

On June 16, 2015, we announced that our Board of Directors authorized the repurchase of up to $10.0 million of our outstanding common stock. Under the program, we are authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified, or discontinued at any time, and we have no obligation to repurchase any amount of its common stock under the program. We did not repurchase any shares of our common stock under this program in the first three months of 2020. Through March 31, 2020, we repurchased a total of 29,559 shares of our common stock under this program at a cost of approximately $587 thousand. At March 31, 2020, approximately $9.4 million was available for future repurchases of our common stock under this authorization.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance-Sheet Arrangements

In addition to operating leases, our off-balance-sheet arrangements include standby letters of credit which are included in our revolving credit facility. As of March 31, 2020, there was approximately $0.7 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies.

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

There have been no material changes from the risk factors previously disclosed in Part 1 - Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, other than as described below.

Our business and operations have been adversely affected, and our business, financial condition and results of operations could in the future be materially adversely impacted by the COVID-19 pandemic and associated economic disruptions.

The pandemic caused by the spread of the novel strain of coronavirus disease 2019 ("COVID-19") has created significant volatility, uncertainty and economic disruption in the markets in which we participate, and our operations expose us to risks associated with the COVID-19 pandemic. Although the COVID-19 pandemic did not materially impact our first quarter results, since the end of the first quarter it has more significantly impacted our operations. Adverse impacts relating to the COVID-19 pandemic that we have already experienced include, among others: decreased demand for certain of our products in the medical market, such as orders for products related to elective surgeries, and a dramatic decrease in demand for products that service our other markets, such as automotive and consumer, as many of our customers’ businesses are currently shut down; increased labor, supply and maintenance costs, as well as manufacturing inefficiencies, as a result of employee attendance issues and enhanced cleaning and other efforts to safeguard our employees and facilities; increased carrying costs associated with the accelerated purchasing of raw materials, to help secure adequate supplies; and extended payment terms imposed by customers. Although we have not yet experienced significant manufacturing or supply chain difficulties as a result of COVID-19, we may in the future. A reduction or interruption in any of our manufacturing processes, or the closure of any of our facilities, could have a material adverse effect on our business. Our insurance coverage may not adequately compensate us for losses incurred as a direct or indirect result of the COVID-19 pandemic.

COVID-19 has spread across the country to areas in which our products are designed, manufactured, distributed or sold. Authorities in states in which we do business have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. As discussed above, these measures have impacted and will likely further impact us, our customers, consumers, employees, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how these and any future measures in response to the pandemic will impact our business, including whether and to what extent they will result in further changes in demand for our products or further increases in operating costs (whether as a result of changes to our supply chain or increases in employee or manufacturing costs). Any continued reduced demand for our products due, for example, to reduced need for packaging for consumer and electronic goods, reduced need for components for medical devices, such as those used in elective procedures, reduced need for automobile components, etc., as well as continued economic uncertainty, could adversely and materially affect our business, financial condition and results of operations, as well as those of our customers, resulting in customers’ inability to pay for our products and reduced or canceled orders of our products. Such adverse changes in our customers’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable or owned or leased assets.

In the beginning of April, we drew down $5.5 million from our revolving credit facility to maintain sufficient cash reserves in the event we experience a substantial shut down of operations, further or extended increase in manufacturing costs or significant exposure to our ability to timely collect our receivables. The terms of our Amended and Restated Credit Facilities contain covenants that restrict our ability to engage in certain transactions and, if not met, may impair our ability to respond to changing business and economic conditions. Our Amended and Restated Credit Facilities also require us to satisfy certain financial covenants. Should our future business and operations be significantly impaired by the continuing COVID-19 pandemic and associated economic disruptions or otherwise, we cannot assure that we will remain in compliance with our current financial covenants. In such event, the factors that adversely affect our business may also similarly adversely affect the capital markets, and we cannot assure that we would be able to negotiate alternative covenants or alternative financing on favorable terms, if at all. Our failure to comply with the covenants contained in our Amended and Restated Credit Facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

The COVID-19 pandemic and associated economic disruptions have had, and we believe will continue to have, negative effects on our operating results, cash flows and financial condition. While we began to experience these effects towards the end of March, we expect the effects on our financial results in the second and third fiscal quarters will be more significant. Our financial results may be materially adversely impacted by COVID-19 in future periods, as well. We believe the extent of the impact of the pandemic on our business and financial results will depend on future developments that are highly uncertain and cannot be predicted, and which may vary by market, including the duration and scope of the pandemic, its severity, economic conditions during and after the pandemic, governmental actions that have or may be taken in response to the pandemic, changes in customer behavior in response to the pandemic, and how quickly and to what extent more predictable economic and operating conditions can resume. As a result, the Company anticipates that COVID-19 driven demand disruptions and related events will negatively affect the Company's financial results in 2020.

We refer you to “Management’s Discussion and Analysis of Financial Position and Results of Operations” for additional discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. The Company did not repurchase any shares of its common stock under this program in the first three months of 2020. Through March 31, 2020, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587 thousand. At March 31, 2020, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6:	EXHIBITS

Exhibit No.	Description

10.1	Form of 2020 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2020 (SEC File No. 001-12648)). #
10.2	Form of 2020 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2020 (SEC File No. 001-12648)). #
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*

__________________

*	Filed herewith.
**	Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: May 8, 2020	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly
Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)

