Form 10-Q
period 2020-06-30
UFP TECHNOLOGIES INC
filed 2020-08-07
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 2020

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

Yes ☐       No ☒

7,494,784 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of August 1, 2020.

UFP Technologies, Inc.

PART I:      FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$12,266	$3,743
Receivables, less allowance for doubtful accounts of $643 at June 30, 2020 and $486 at December 31, 2019	27,271	28,648
Inventories	20,959	18,276
Prepaid expenses	3,419	2,304
Refundable income taxes	-	279
Total current assets	63,915	53,250
Property, plant and equipment	117,717	116,089
Less accumulated depreciation and amortization	(62,559)	(59,350)
Net property, plant and equipment	55,158	56,739
Goodwill	51,838	51,838
Intangible assets, net	20,347	20,975
Non-qualified deferred compensation plan	3,164	2,775
Finance lease right of use assets	108	-
Operating lease right of use assets	2,542	3,034
Other assets	147	147
Total assets	$197,219	$188,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,415	$4,577
Accrued expenses	7,113	8,483
Deferred revenue	2,648	2,574
Finance lease liabilities	15	-
Operating lease liabilities	1,170	1,150
Income taxes payable	204	-
Total current liabilities	16,565	16,784
Deferred income taxes	5,652	4,921
Non-qualified deferred compensation plan	3,208	2,788
Finance lease liabilities	93	-
Operating lease liabilities	1,428	1,940
Other liabilities	1,061	334
Total liabilities	28,007	26,767
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,524,343 and 7,494,784 shares issued and outstanding, respectively, at June 30, 2020; 7,475,768 and 7,446,209 shares issued and outstanding, respectively at December 31, 2019	75	74
Additional paid-in capital	31,963	30,952
Retained earnings	137,761	131,552
Treasury stock at cost, 29,559 shares at June 30, 2020 and December 31, 2019	(587)	(587)
Total stockholders’ equity	169,212	161,991
Total liabilities and stockholders' equity	$197,219	$188,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Net sales	$42,644	$51,399	$90,921	$98,726
Cost of sales	32,695	37,028	68,148	71,859
Gross profit	9,949	14,371	22,773	26,867
Selling, general & administrative expenses	6,665	7,799	14,417	15,043
Loss on sale of fixed assets	290	-	286	-
Operating income	2,994	6,572	8,070	11,824
Interest expense	33	194	49	425
Other expense	35	198	362	437
Income before income tax expense	2,926	6,180	7,659	10,962
Income tax expense	608	1,582	1,450	2,630
Net income	$2,318	$4,598	$6,209	$8,332

Net income per share:
Basic	$0.31	$0.62	$0.83	$1.12
Diluted	$0.31	$0.62	$0.82	$1.11
Weighted average common shares outstanding:
Basic	7,487	7,423	7,472	7,413
Diluted	7,532	7,467	7,545	7,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three and Six-Month Periods Ended June 30, 2020
			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2019	7,446	$74	$30,952	$131,552	30	$(587)	$161,991
Share-based compensation	28	-	537	-	-	-	537
Exercise of stock options	20	1	415	-	-	-	416
Net share settlement of restricted stock units	(11)	-	(560)	-	-	-	(560)
Net income	-	-	-	3,891	-	-	3,891
Balance at March 31, 2020	7,483	$75	$31,344	$135,443	30	$(587)	$166,275
Share-based compensation	6	-	562	-	-	-	562
Exercise of stock options	6	-	59	-	-	-	59
Net share settlement of restricted stock units	-	-	(2)	-	-	-	(2)
Net income				2,318	-	-	2,318
Balance at June 30, 2020	7,495	$75	$31,963	$137,761	30	$(587)	$169,212

Three and Six-Month Period Ended June 30, 2019
			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2018	7,385	$74	$29,168	$111,802	30	$(587)	$140,457
Share-based compensation	20	-	294	-	-	-	294
Exercise of stock options	17	-	285	-	-	-	285
Net share settlement of restricted stock units	(8)	-	(271)	-	-	-	(271)
Net income	-	-	-	3,734	-	-	3,734
Balance at March 31, 2019	7,414	$74	$29,476	$115,536	30	$(587)	$144,499
Share-based compensation	-	-	402	-	-	-	402
Exercise of stock options	14	-	155	-	-	-	155
Net share settlement of restricted stock units	-	-	-	-	-	-	-
Net income	-	-	-	4,598	-	-	4,598
Balance at June 30, 2019	7,428	$74	$30,033	$120,134	30	$(587)	$149,654

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30
	2020	2019
Cash flows from operating activities:
Net income	$6,209	$8,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,150	4,050
Loss on sale of fixed assets	286	-
Share-based compensation	1,098	696
Deferred income taxes	731	837
Changes in operating assets and liabilities:
Receivables, net	1,377	(2,360)
Inventories	(2,683)	538
Prepaid expenses	(1,115)	(61)
Refundable income taxes	483	1,568
Other assets	(5)	(178)
Accounts payable	735	(1,222)
Accrued expenses	(1,370)	30
Deferred revenue	74	444
Non-qualified deferred compensation plan and other liabilities	766	(316)
Net cash provided by operating activities	10,736	12,358
Cash flows from investing activities:
Additions to property, plant, and equipment	(2,151)	(2,819)
Proceeds from sale of fixed assets	27	-
Net cash used in investing activities	(2,124)	(2,819)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	5,500	-
Payments on revolving line of credit	(5,500)	(7,000)
Principal repayments of long-term debt	-	(715)
Principal payments on finance lease obligation	(3)	-
Proceeds from exercise of stock options	475	440
Payment of statutory withholdings for restricted stock units vested	(561)	(271)
Net cash used in financing activities	(89)	(7,546)
Net increase in cash and cash equivalents	8,523	1,993
Cash and cash equivalents at beginning of period	3,743	3,238
Cash and cash equivalents at end of period	$12,266	$5,231

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

The condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, the condensed consolidated statements of income for the three and six months ended June 30, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three- and six-month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, “Leases (Accounting Standards Codification (ASC) 842),” and issued subsequent amendments to the initial guidance in January 2018 within ASU No. 2018-01 and in July 2018 within ASU Nos. 2018-10 and 2018-11. The Company adopted ASC 842 on January 1, 2019. See Note 8 for further details.

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

(2)      Revenue Recognition

The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of ASC 606 which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes all but an immaterial portion of its product sales upon shipment. The Company recognizes revenue from the sale of tooling and machinery primarily upon customer acceptance, with the exception of certain tooling where control does not transfer to the customer, resulting in revenue being recognized over the estimated time for which parts are produced with the use of each respective tool. The Company recognizes revenue from engineering services, which are primarily product development services, as the services are performed or as otherwise determined based on the substance of the agreement. The Company recognizes revenue from bill and hold transactions at the time the specified goods are complete and available to the customer. In the ordinary course of business, the Company accepts sales returns from customers for defective goods, such amounts being immaterial. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the good and are expensed when revenue is recognized.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net sales of:	2020	2019	2020	2019
Products	$40,753	$50,576	$87,782	$96,984
Tooling and Machinery	646	323	1,323	969
Engineering services	1,245	500	1,816	773
Total net sales	$42,644	$51,399	$90,921	$98,726

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has deferred revenue, or contract liabilities, included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the six-month periods ended June 30, 2020 and 2019 (in thousands):

	Contract Liabilities
	Six Months Ended June 30,
	2020	2019
Deferred revenue - beginning of period	$2,574	$2,507
Increases due to consideration received from customers	1,668	1,541
Revenue recognized	(1,594)	(1,097)
Deferred revenue - end of period	$2,648	$2,951

Revenue recognized during the six-month periods ended June 30, 2020 and 2019 from amounts included in deferred revenue at the beginning of the period were approximately $771 thousand and $613 thousand, respectively.

When invoicing occurs after revenue recognition, the Company has unbilled receivables, or contract assets, included within “receivables” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract assets for the six-month periods ended June 30, 2020 and 2019 (in thousands):

	Contract Assets
	Six Months Ended June 30,
	2020	2019
Unbilled Receivables - beginning of period	$72	$65
Increases due to revenue recognized, not invoiced to customers	1,488	280
Decreases due to customer invoicing	(1,149)	(314)
Unbilled Receivables - end of period	$411	$31

(3)      Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Cash paid for:
Interest	$40	$268
Income taxes, net of refunds	235	382

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$103	$281

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

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus ("COVID-19") pandemic and included specific allowance amounts for any customer determined to have been significantly impacted. Estimates are used to determine the allowance. It is based on assessment of anticipated payment and all other historical, current and future information that is reasonably available.

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the six months ended June 30, 2020 (in thousands):

Allowance for Credit Losses
Six Months Ended June 30, 2020
Allowance - beginning of period	$486
Provision for expected credit losses	167
Amounts written off against the allowance	(10)
Allowance - end of period	$643

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

Level 2	June 30, 2020	December 31, 2019
(Liabilities) Assets:
Derivative financial instruments	$(616)	$(325)

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2019. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Share-based compensation related to:	2020	2019	2020	2019
Common stock grants	$100	$100	$200	$200
Stock option grants	54	24	113	32
Restricted Stock Unit Awards ("RSUs")	408	277	785	464
Total share-based compensation	$562	$401	$1,098	$696

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $205 thousand and $188 thousand for the three-month periods ended June 30, 2020 and 2019, respectively, and approximately $553 and $348 thousand for the six-month periods ended June 30, 2020 and 2019, respectively.

The following is a summary of stock option activity under all plans for the six-month period ended June 30, 2020:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	105,614	$25.34
Granted	14,892	43.95
Exercised	(25,993)	18.24
Outstanding at June 30, 2020	94,513	$30.22	6.53	$1,308
Exercisable at June 30, 2020	75,871	$27.60	6.06	$1,249
Vested and expected to vest at June 30, 2020	94,513	$30.22	6.53	$1,308

On June 10, 2020, the Company granted options to its directors for the purchase of 14,892 shares of common stock at that day’s closing price of $43.95. The compensation expense related to these grants was determined as the fair value of the options using the Black-Scholes option pricing model based on the following assumptions:

Expected volatility	32.8%
Expected dividends	None
Risk-free interest rate	0.3%
Exercise price	$43.95
Expected term (in years)	6.1
Weighted-average grant date fair value	14.10

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

During the six-month periods ended June 30, 2020 and 2019, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $757 thousand and $628 thousand, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $474 thousand and $440 thousand, respectively. At its discretion, the Company allows option holders to surrender previously-owned common stock in lieu of paying the exercise price and withholding taxes. During both the six-month periods ended June 30, 2020 and 2019, no shares were surrendered for this purpose.

On February 24, 2020, the Company’s Compensation Committee approved the award of $400 thousand, payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan. Subject to his continued employment and the terms of his employment agreement, the shares will be issued in December 2020.

The following table summarizes information about RSU activity during the six-month period ended June 30, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	113,866	$28.36
Awarded	47,509	49.36
Shares vested	(33,815)	28.93
Outstanding at June 30, 2020	127,560	$33.78

At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the six-month periods ended June 30, 2020 and 2019, 11,233 and 8,132 shares were surrendered at an average market price of $49.98 and $33.35, respectively.

As of June 30, 2020, the Company had approximately $4.0 million of unrecognized compensation expense that is expected to be recognized over a period of 3.75 years.

(7)      Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$12,508	$10,540
Work in process	2,508	2,279
Finished goods	5,943	5,457
Total inventory	$20,959	$18,276

(8)      Leases

The Company has operating and finance leases for offices, manufacturing plants, vehicles and certain office and manufacturing equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the right of use (“ROU”) assets or lease liabilities. These are expensed as incurred and recorded as variable lease expense. The Company determines if an arrangement is a lease at the inception of a contract. Operating and finance lease ROU assets and operating and finance lease liabilities are stated separately in the condensed consolidated balance sheet.

ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term. The Company's lease term includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option. ROU assets will also be adjusted for any deferred or accrued rent. As the Company's leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

	Six Months Ended
	June 30,
	($ in thousands)
	2020	2019
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$3	$-
Operating lease cost	606	613
Variable lease cost	111	111
Short-term lease cost	14	13
Total lease cost	$734	$737

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$607	$604
Financing cash flows from finance leases	3	-
ROU assets obtained in exchange for finance lease obligations	110	-

Weighted-average remaining lease term (years):
Finance	6.83	-
Operating	2.27	3.15
Weighted-average discount rate:
Finance	2.26%	-%
Operating	4.41%	4.45%

The aggregate future lease payments for leases as of June 30, 2020 were as follows
(in thousands):

	Finance	Operating
Remainder of 2020	$9	$604
2021	17	1,132
2022	17	959
2023	17	36
2024	17	-
Thereafter	40	-
Total lease payments	117	2,731
Less: Interest	(9)	(133)
Present value of lease liabilities	$108	$2,598

The aggregate future lease payments as of December 31, 2019 were as follows (in thousands):

Operating
2020	$1,173
2021	1,118
2022	957
2023	36
Total lease payments	3,284
Less: Interest	(194)
Present value of lease liabilities	$3,090

(9)      Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	7,487	7,423	7,472	7,413
Weighted average common equivalent shares due to restricted stock, stock options and RSUs	45	44	73	60
Diluted weighted average common shares outstanding	7,532	7,467	7,545	7,473

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For both the three- and six-month periods ended June 30, 2020, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 14,892. For the three- and six-month periods ended June 30, 2019, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 16,536.

(10)     Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the three- and six-month periods ended June 30, 2020 and 2019. All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Consumer, Aerospace and Defense, Industrial, Automotive, and Electronics markets. Net sales by market for the three- and six-month periods ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$31,657	74.2%	$33,045	64.3%	$65,345	71.9%	$61,989	62.8%
Consumer	3,179	7.5%	4,667	9.1%	6,618	7.3%	9,092	9.2%
Aerospace & Defense	3,032	7.1%	4,115	8.0%	5,743	6.3%	7,646	7.7%
Industrial	2,143	5.0%	2,326	4.5%	4,059	4.4%	4,811	4.9%
Automotive	1,450	3.4%	4,950	9.6%	6,052	6.7%	10,688	10.8%
Electronics	1,183	2.8%	2,296	4.5%	3,104	3.4%	4,500	4.6%
Net Sales	$42,644	100.0%	$51,399	100.0%	$90,921	100.0%	$98,726	100.0%

(11)    Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of June 30, 2020 are as follows (in thousands):

	Tradename & Brand	Non- Compete	Customer List	Total
Estimated useful life	10 years	5 years	20 years
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(89)	(223)	(2,725)	(3,037)
Net balance	$278	$239	$19,830	$20,347

Amortization expense related to intangible assets was approximately $314 for both the three-month periods ended June 30, 2020 and 2019, and $628 thousand for both the six-month periods ended June 30, 2020 and 2019. The estimated remaining amortization expense as of June 30, 2020 is as follows (in thousands):

Remainder of 2020	$1,257
2021	1,257
2022	1,257
2023	1,172
2024	1,164
Thereafter	14,240
Total	$20,347

(12)     Income Taxes

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 20.8% and 25.6% of income before income tax expense for the three-month periods ended June 30, 2020 and 2019, respectively. The Company recorded income tax expense of approximately 18.9% and 24.0% of income before income tax expense for each of the six-month periods ended June 30, 2020 and 2019, respectively.

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

The credit facilities under the Amended and Restated Credit Agreement (the “Amended and Restated Credit Facilities”) consist of a $20 million unsecured term loan and an unsecured revolving credit facility, under which the Company may borrow up to $50 million. In the beginning of April, we drew down $5.5 million from our revolving credit facility to maintain cash reserves in the event we experienced a substantial shut down of operations, further or extended increase in manufacturing costs or significant exposure to our ability to timely collect receivables. The Company repaid in full the $5.5 million of the outstanding principal amount, together with interest, under the revolving credit facility prior to the end of June. The Amended and Restated Credit Agreement matures on February 1, 2023.  The proceeds borrowed pursuant to the Amended and Restated Credit Agreement may be used for general corporate purposes, as well as permitted acquisitions. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

The Amended and Restated Credit Agreement calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance.  Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments. As of June 30, 2020, there were $0.7 million in standby letters of credit outstanding drawable as a financial guarantee on worker’s compensation insurance policies. As of June 30, 2020, the applicable interest rate was approximately 1.16%, and the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Derivative Financial Instruments

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. Derivative financial instruments expose the Company to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The Company assesses interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the term loan under the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap agreement was established to modify the Company’s interest rate exposure by converting the interest on the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. Because the Company repaid its term loan in full, the swap agreement no longer serves this purpose and may be canceled by the Company prior to its expiration date. The notional amount was approximately $12.9 million at June 30, 2020. The fair value of the swap as of June 30, 2020 and December 31, 2019 was approximately $(616) thousand and $(325) thousand, respectively, and is included in other liabilities on the condensed consolidated balance sheets, respectively. Changes in the fair value of the swap are recorded in other expense on the condensed consolidated statements of income and resulted in income of $8 thousand and expense of $292 thousand during the three- and six-month periods ended June 30, 2020. In the same periods in 2019, change in the fair value of the swap resulted in expense of $198 thousand and $437 thousand, respectively.

LIBOR

The Financial Conduct Authority (the authority that regulates LIBOR) announced in 2017 that it intends to phase out LIBOR by the end of 2021. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, the Company may need to amend certain contracts, including the Amended and Restated Credit Agreement and related interest rate swap agreement, and the Company cannot guarantee what alternative rate or benchmark would be negotiated or the extent to which this would adversely affect its interest rate and the effectiveness of its interest rate hedging activity. The Company cannot assure that it will be able to amend any of these agreements in a timely manner or at all.

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Management and representatives of UFP Technologies, Inc. (the “Company”) also may from time to time make forward-looking statements. These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects; statements about the potential impact the novel coronavirus ("COVID-19") pandemic may have on the Company’s business, financial condition and results of operations, including with respect to the different markets in which the Company participates, the demand for its products, the well-being and availability of the Company’s employees, the continuing operation of the Company’s locations, delayed payments by the Company’s customers and the potential for reduced or canceled orders, the Company’s efforts to address the pandemic, including regarding the safety of its employees, the maintenance of its facilities and the sufficiency of the Company’s supply chain, inventory, liquidity and capital resources, including increased costs in connection with such efforts, the impact of the pandemic on the businesses of the Company’s suppliers and customers, and the overall impact the pandemic may have on the Company’s financial results in 2020; statements about the Company’s acquisition strategies and opportunities and the Company’s growth potential and strategies for growth; expectations regarding customer demand; expectations regarding the Company’s liquidity and capital resources, including the sufficiency of its cash reserves and the availability of borrowing capacity to fund operations and/or potential future acquisitions; anticipated revenues and the timing of such revenues; expectations regarding the potential impact of the proposed phase out of LIBOR by the end of 2021; expectations about shifting the Company’s book of business to higher-margin, longer-run opportunities; anticipated trends and potential advantages in the different markets in which the Company competes, including the medical, aerospace and defense, automotive, consumer, electronics, and industrial markets, and the Company’s plans to expand in certain of its markets; anticipated advantages the Company expects to realize from its investments and capital expenditures; anticipated advantages to improvements and alterations at the Company’s existing plants; expectations regarding the Company’s manufacturing capacity, operating efficiencies, and new production equipment; statements about new product offerings and program launches; statements about the Company’s acquisition and integration of Dielectrics and the synergies and other benefits anticipated in connection with the Dielectrics business; the Company’s participation and growth in multiple markets; its business opportunities; and any indication that the Company may be able to sustain or increase its sales, earnings or earnings per share, or its sales, earnings or earnings per share growth rates.

Investors are cautioned that such forward-looking statements involve risks and uncertainties that could adversely affect the Company’s business and prospects, and otherwise cause actual results to differ materially from those anticipated by such forward-looking statements, or otherwise, including without limitation: the severity and duration of the COVID-19 pandemic and its impact on the markets in which the Company participates, including its impact on the Company’s customers, suppliers and employees, as well as the U.S. and worldwide economies; the timing, scope and effect of further governmental, regulatory, fiscal, monetary and public health responses to the COVID-19 pandemic; risks and uncertainties associated with the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations, including risks relating to decreased, including substantially decreased, demand for the Company’s products; risks relating to the potential closure of any of the Company’s facilities or the unavailability of key personnel or other employees; risks that the Company’s inventory, cash reserves, liquidity or capital resources may be insufficient; risks relating to delayed payments by our customers and the potential for reduced or canceled orders; risks relating to the increased costs associated with the Company’s efforts to respond to the pandemic; risks relating to the Company’s acquisition and integration of Dielectrics; risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our financing arrangements, and whether any available financing may be sufficient to address our needs; risks related to the proposed phase out of LIBOR by the end of 2021; risks associated with efforts to shift the Company’s book of business to higher-margin, longer-run opportunities; risks associated with the Company’s entry into and growth in certain markets; risks and uncertainties associated with seeking and implementing manufacturing efficiencies and implementing new production equipment; risks and uncertainties associated with growth of the Company’s business and increases to sales, earnings and earnings per share; and risks associated with new product and program launches. Accordingly, actual results may differ materially.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our current beliefs, estimates and assumptions and are only as of the date of this Report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and “Risk Factors” set forth in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, as well as the risks and uncertainties discussed elsewhere in this Report, including without limitation any risks and uncertainties included elsewhere in this “Management's Discussion and Analysis of Financial Condition and Results Of Operations” portion of this Report, or under “Risk Factors” in Part II Item 1A of this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to UFP Technologies, Inc. and its consolidated subsidiaries.

Overview

UFP Technologies, Inc. (the “Company”) is an innovative designer and custom manufacturer of components, subassemblies, products and packaging primarily for the medical market. Utilizing highly specialized foams, films and plastics, the Company converts raw materials through laminating, molding, radio frequency welding and fabricating techniques. The Company is diversified by also providing highly engineered solutions to customers in the aerospace & defense, automotive, consumer, electronics and industrial markets. The Company consists of a single operating and reportable segment.

Sales for the Company for the six-month period ended June 30, 2020 decreased 7.9% to $90.9 million from $98.7 million in the same period last year largely due to the impact in demand for product as a result of the COVID-19 pandemic. Gross margins for the six-month period ended June 30, 2020 decreased to 25.0% from 27.2% in the same period last year. Operating income and net income decreased 31.7% and 25.5%, respectively.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Recent Developments

COVID-19

COVID-19 has spread across the country to areas in which our products are designed, manufactured, distributed or sold. Authorities in states in which we do business have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, stay-at-home orders, and business shutdowns. These measures have impacted and will likely further impact us, our customers, consumers, employees, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how these and any future measures in response to the pandemic will impact our business, including whether and to what extent they will result in further changes in demand for our products or further increases in operating costs (whether as a result of changes to our supply chain or increases in employee or manufacturing costs).

Our operations expose us to risks associated with the COVID-19 pandemic. Although the COVID-19 pandemic did not materially impact our first quarter results, it has since more significantly impacted our operations. While all of our factories are deemed essential, not all of our customers’ operations are essential and, therefore, demand for our products and our customers’ products has been negatively impacted, especially in the automotive and consumer markets, where the impact has been substantial. Partially mitigating this are increased orders from certain customers in the medical market. The COVID-19 pandemic has also impacted the cost of manufacturing our goods, including higher labor costs, maintenance costs and manufacturing inefficiencies due to employee absenteeism and significantly enhanced cleaning and sterilization. With regard to our supply chain, there has thus far been minimal disruption in the availability of raw materials, as most of our major suppliers have also been deemed to be essential businesses. Due to similar concerns regarding supply and shipping challenges at the beginning of the COVID-19 pandemic, we understand that certain of our customers increased their purchasing requirements, as well. We believe this partially mitigated the sales decline for the second quarter of 2020. We anticipate that our customers’ increased supply levels may lead to decreased demand for our products.

In light of the COVID-19 pandemic, elective medical procedures and exams have been delayed or canceled, there has been a significant reduction in physician office visits, and hospitals have postponed or canceled capital purchases. We believe that these responses have had a negative impact on the demand for the Company’s components for medical devices. Additionally, many of our customers in the automotive markets have experienced closures of their businesses in connection with the pandemic. Such closures have negatively impacted the demand for our automobile component products. Any continued reduced demand for our products, including reduced need for components for medical devices, packaging for consumer and electronic goods, or reduced need for automobile components, as well as continued economic uncertainty, could adversely and materially affect our business, financial condition and results of operations, as well as those of our customers, potentially resulting in customers’ inability to pay for our products and reduced or canceled orders of our products. Such adverse changes in our customers’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable or owned or leased assets.

We have been notified by several customers that they would be extending payment terms. We anticipate that these extended payment terms will be short-term in nature, but they may continue for a longer duration. In the beginning of April, we drew down $5.5 million from our revolving credit facility to maintain cash reserves in the event we experienced a substantial shut down of operations, further or extended increase in manufacturing costs, or significant exposure to our ability to timely collect receivables. The Company repaid the $5.5 million in full prior to the end of June.

The COVID-19 pandemic and associated economic disruptions have had, and we believe they will continue to have, negative effects on our operating results, cash flows and financial condition. While we began to experience these negative effects towards the end of March, they increased markedly during the second quarter. We expect these negative effects on our financial results will continue in the third quarter, in particular due to continued decreased product demand. As of the date of this report, we anticipate that the negative effects of the pandemic on our business and financial results may start to wane during the fourth quarter of 2020, but the situation is highly dependent on facts unknown at this time, and therefore uncertain, so this may not be the case. In any event, the negative effects of the COVID-19 pandemic on our business and financial results are likely to continue to be significant through the end of 2020.

To ensure the health and safety of our employees and to comply with governmental orders, since March, 2020, we have required or enabled certain employees to work from home or remotely where practicable, and expanded IT and communication support to enhance their productivity; adjusted work spaces and shifted schedules to facilitate social distancing and sterilization for those who continue to work in our facilities; enhanced cleaning and disinfecting procedures at our facilities; required face coverings and worked to procure and distributed personal protective equipment; implemented health checks and visitor protocols and restricted travel.

Additionally, in response to the economic uncertainties resulting from the COVID-19 pandemic, we have initiated cost-cutting measures, including restrictions on travel and direct and indirect labor cost reduction measures, including employee terminations. Terminated employees were provided with severance pay and accordingly such terminations have not materially affected our results of operations for the second quarter of fiscal 2020. We expect that the impact of these cost-cutting measures will occur primarily starting in the third quarter of fiscal 2020, but they will not likely offset the negative impacts of the COVID-19 pandemic.

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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments and estimated income tax payments that we expect to defer to future periods. Accordingly, the Company has deferred social security payments in an amount of $443,000 as of June 30, 2020, which will continue to accrue thereafter. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate, or on our liquidity. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.

Results of Operations

Sales

Sales for the three-month period ended June 30, 2020 decreased approximately 17.0% to $42.6 million from sales of $51.4 million for the same period in 2019. We attribute the decrease in sales primarily to the impact on demand for product as a result of the COVID-19 pandemic. We believe that the cancellation or delay of elective medical procedures in connection with the COVID-19 pandemic has had a negative impact on the demand for the Company’s components for medical devices. Additionally, many of our customers in the automotive markets have experienced closures of their businesses in connection with the pandemic. Such closures have negatively impacted the demand for our automobile component products.

Sales for the six-month period ended June 30, 2020 decreased approximately 7.9% to $90.9 million from sales of $98.7 million for the same period in 2019. We attribute the decrease in sales primarily to the impact on demand for product as a result of the COVID-19 pandemic, as described in the preceding paragraph. We refer you to “Recent Developments—Covid-19” above for additional discussion of product demand.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 23.3% for the three-month period ended June 30, 2020, from 28.0% for the same period in 2019. As a percentage of sales, material and labor costs collectively decreased 1.9%, while overhead increased 6.6% The decrease in collective material and labor costs as a percentage of sales was primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives and an improvement in the overall book of business. The increase in overhead as a percentage of sales was primarily due to fixed overhead costs against decreased sales.

Gross margin decreased to 25.0% for the six-month period ended June 30, 2020, from 27.2% for the same period in 2019. As a percentage of sales, material and labor costs collectively decreased 1.2%, while overhead increased 3.4%. The decrease in collective material and labor costs as a percentage of sales was primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives and an improvement in the overall book of business. The increase in overhead as a percentage of sales was primarily due to fixed overhead costs against decreased sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased approximately 14.5% to $6.7 million for the three-month period ended June 30, 2020, from $7.8 million for the same period in 2019. As a percentage of sales, SG&A increased slightly to 15.6% for the three-month period ended June 30, 2020, from 15.2% for the same three-month period in 2019. The decrease in SG&A for the three-month period ended June 30, 2020 was primarily due to decreases in compensation-related reserves and company-wide travel and entertainment.

SG&A decreased approximately 4.2% to $14.4 million for the six-month period ended June 30, 2020, compared to $15.0 million in the same period in 2019. As a percentage of sales, SG&A increased to 15.9% from 15.2% for the same three-month period in 2019. The decrease in SG&A for the six-month period ended June 30, 2020 was primarily due to decreases in compensation-related reserves and company-wide travel and entertainment.

We refer you to “Recent Developments—Covid-19” above for additional discussion of cost-reduction measures.

Interest Income and Expense

Net interest expense was approximately $33 thousand for the three-month period ended June 30, 2020, compared to net interest expense of $194 thousand in the same period of 2019. The decrease in net interest expense was primarily due to lower debt levels.

Net interest expense was approximately $49 thousand for the six-month period ended June 30, 2020, compared to net interest expense of $425 thousand in the same period of 2019. The decrease in net interest expense was primarily due to lower debt levels.

Other Expense

Other expense was approximately $35 thousand and $198 thousand for the three-month periods ended June 30, 2020 and 2019, respectively and approximately $362 thousand and $437 thousand for the six-month periods ended June 30, 2020 and 2019, respectively. Other expense was primarily generated by changes in the fair value of the swap liability, which is driven by anticipated future interest rate changes. Should we choose to keep the swap for the full five-year term, the cumulative net impact to the income statement due to changes in fair value will be zero.

Income Taxes

The Company recorded tax expense of approximately 20.8% and 25.6% of income before income tax expense, respectively, for each of the three-month periods ended June 30, 2020 and 2019. The decrease in the effective tax rate for the current period was largely due to a lower anticipated effective tax rate due to credits available for increased research activities as well as share-based payment related tax benefits recorded in the current period. The Company recorded tax expense of approximately 18.9% and 24.0% of income before income tax expense, respectively, for each of the six-month periods ended June 30, 2020 and 2019. The decrease in the effective tax rate for the current period was largely due to a lower anticipated effective tax rate due to credits available for increased research activities as well as share-based payment related tax benefits recorded in the current period. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the six-month period ended June 30, 2020 was approximately $10.7 million and was primarily a result of net income generated of approximately $6.2 million, depreciation and amortization of approximately $4.2 million, loss on sale of fixed assets of approximately $0.3 million, share-based compensation of approximately $1.1 million, an increase in deferred taxes of approximately $0.7 million, a decrease in accounts receivable of approximately $1.4 million due to reduced sales, a decrease in refundable income taxes of approximately $0.5 million, an increase in accounts payable of approximately $0.7 million, due to the timing of vendor payments in the ordinary course of business, and an increase of other long-term liabilities of approximately $0.8 million due primarily to an increase in the fair value of the interest rate swap and the deferral of employer social security tax payments in connection with the CARES Act. These cash inflows and adjustments to income were partially offset by an increase in inventory of approximately $2.7 million due to restocking to historical levels and for expected safety stock needs, an increase in prepaid expenses of approximately $1.1 million due primarily to insurance and progress payments on machinery, and a decrease in accrued expenses of approximately $1.4 million due to the payment of 2019 accrued compensation.

Net cash used in investing activities during the six-month period ended June 30, 2020 was approximately $2.1 million and was primarily the result of additions of manufacturing machinery and equipment across the Company.

Net cash used in financing activities was approximately $0.1 million during the six-month period ended June 30, 2020, resulting from borrowings and repayments on the Company’s credit facility of approximately $5.5 million and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $0.6 million, partially offset by net proceeds received upon stock options exercises of approximately $0.5 million.

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

The credit facilities under the Amended and Restated Credit Agreement (the “Amended and Restated Credit Facilities”) consist of a $20 million unsecured term loan to the Company and an unsecured revolving credit facility, under which we may borrow up to $50 million. In the beginning of April, we drew down $5.5 million from our revolving credit facility to maintain cash reserves in the event we experienced a substantial shut down of operations, further or extended increase in manufacturing costs or significant exposure to our ability to timely collect receivables. The Company repaid in full the $5.5 million of the outstanding principal amount, together with interest, under the revolving credit facility prior to the end of June. The Amended and Restated Credit Facilities mature on February 1, 2023.  The proceeds of the Amended and Restated Credit Agreement may be used for general corporate purposes, as well as permitted acquisitions. Our obligations under the Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

The Amended and Restated Credit Facilities call for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.  As of June 30, 2020, there were $0.7 million in standby letters of credit outstanding drawable as a financial guarantee on worker’s compensation insurance policies. As of June 30, 2020, the applicable interest rate was approximately 1.16% and the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Derivative Financial Instruments

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. Derivative financial instruments expose the Company to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The Company assesses interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the term loan under the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap agreement was established to modify the Company’s interest rate exposure by converting interest on the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. Because the Company repaid its term loan in full, the swap agreement no longer serves this purpose and may be canceled by the Company prior to its expiration date. The notional amount was approximately $12.9 million at June 30, 2020. The fair value of the swap as of June 30, 2020 and December 31, 2019 was approximately $(616) thousand and $(325) thousand, respectively, and is included in other liabilities. Changes in the fair value of the swap are recorded in other expense on the condensed consolidated statements of income and resulted in income of $8 thousand and expense of $292 thousand during the three- and six-months ended June 30, 2020. In the same periods in 2019, change in the fair value of the swap resulted in expense of $198 thousand and $437 thousand, respectively.

The Financial Conduct Authority (the authority that regulates LIBOR) announced in 2017 that it intends to phase out LIBOR by the end of 2021. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts, including our Amended and Restated Credit Agreement and related interest rate swap agreement, and we cannot guarantee what alternative rate or benchmark would be negotiated or the extent to which this would adversely affect our interest rate and the effectiveness of our interest rate hedging activity. We cannot assure that we will be able to amend any of these agreements in a timely manner or at all.

Future Liquidity

We require cash to pay our operating expenses, purchase capital equipment, and to service our contractual obligations. Our principal sources of funds are cash from operations and our $50 million revolving credit facility. We generated cash of approximately $10.7 million from operations during the six months ended June 30, 2020; however, we cannot guarantee that our operations will generate cash in future periods. As indicated above, we have been notified by several customers that they intend to extend payment terms due to COVID-19 and, therefore, we anticipate short-term lower operating cash and higher working capital needs. Our longer-term liquidity is contingent upon future operating performance and further draws on our revolving credit facility are possible. Further, the continued economic uncertainty resulting from the COVID-19 pandemic could affect our long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Stock Repurchase Program

On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. We did not repurchase any shares of our common stock under this program in the first six months of 2020. Through June 30, 2020, the Company repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587 thousand. At June 30, 2020, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance-Sheet Arrangements

In addition to operating leases, the Company’s off-balance-sheet arrangements include standby letters of credit which are included in the Company’s revolving credit facility. As of June 30, 2020, there was approximately $0.7 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies.

ITEM 4:	CONTROLS AND PROCEDURES

As of the end of the period covered by this report (the “Evaluation Date”), the Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II:	OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS.

From time to time, the Company may be a party to various suits, claims and complaints arising in the ordinary course of business. In the opinion of management of the Company, these suits, claims and complaints should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A:	RISK FACTORS

The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Part II - Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report and prior Quarterly Report, except as set forth below.

Our business and operations have been adversely affected, and our business, financial condition and results of operations could in the future be materially adversely impacted by the COVID-19 pandemic and associated economic disruptions.

The pandemic caused by the spread of COVID-19 has created significant volatility, uncertainty and economic disruption in the markets in which we participate. COVID-19 has spread across the country to areas in which our products are designed, manufactured, distributed or sold. Authorities in states in which we do business have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, stay-at-home orders, and business shutdowns. These measures have impacted and will likely further impact us, our customers, consumers, employees, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how these and any future measures in response to the pandemic will impact our business, including whether and to what extent they will result in further changes in demand for our products or further increases in operating costs (whether as a result of changes to our supply chain or increases in employee or manufacturing costs).

Our operations expose us to risks associated with the COVID-19 pandemic. Although the COVID-19 pandemic did not materially impact our first quarter results, since the end of the first quarter it has more significantly impacted our operations. Adverse impacts relating to the COVID-19 pandemic that we have already experienced include, among others: decreased demand for certain of our products in the medical market, such as orders for products related to elective medical procedures, and a dramatic decrease in demand for products that service our other markets, such as automotive and consumer, as many of our customers’ businesses are currently shut down; increased labor, supply and maintenance costs, as well as manufacturing inefficiencies, as a result of employee attendance issues and enhanced cleaning and other efforts to safeguard our employees and facilities; increased carrying costs associated with the accelerated purchasing of raw materials, to help secure adequate supplies; and extended payment terms imposed by customers. Although we have not yet experienced significant manufacturing or supply chain difficulties as a result of COVID-19, we may in the future. A reduction or interruption in any of our manufacturing processes, or the closure of any of our facilities, could have a material adverse effect on our business. Our insurance coverage may not adequately compensate us for losses incurred as a direct or indirect result of the COVID-19 pandemic.

Any continued reduced demand for our products including reduced need for components for medical devices, packaging for consumer and electronic goods, or reduced need for automobile components, as well as continued economic uncertainty, could adversely and materially affect our business, financial condition and results of operations, as well as those of our customers, potentially resulting in customers’ inability to pay for our products and reduced or canceled orders of our products. Such adverse changes in our customers’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable or owned or leased assets.

We have been notified by several customers that they would be extending payment terms. We anticipate that these extended payment terms will be short-term in nature, but they may continue for a longer duration. Additionally, due to concerns regarding supply and shipping challenges at the beginning of the COVID-19 pandemic, we understand that certain of our customers increased their purchasing requirements. We anticipate that our customers’ increased supply levels may lead to decreased demand for our products in the second half of the year. In the beginning of April, we drew down $5.5 million from our revolving credit facility to maintain sufficient cash reserves in the event we experience a substantial shut down of operations, further or extended increase in manufacturing costs or significant exposure to our ability to timely collect our receivables. The Company repaid the $5.5 million in full prior to the end of June. The terms of our Amended and Restated Credit Facilities contain covenants that restrict our ability to engage in certain transactions and, if not met, may impair our ability to respond to changing business and economic conditions. Our Amended and Restated Credit Facilities also require us to satisfy certain financial covenants. Should our future business and operations be significantly impaired by the continuing COVID-19 pandemic and associated economic disruptions or otherwise, we cannot assure that we will remain in compliance with our current financial covenants. In such event, the factors that adversely affect our business may also similarly adversely affect the capital markets, and we cannot assure that we would be able to negotiate alternative covenants or alternative financing on favorable terms, if at all. Our failure to comply with the covenants contained in our Amended and Restated Credit Facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

The COVID-19 pandemic and associated economic disruptions have had, and we believe they will continue to have, negative effects on our operating results, cash flows and financial condition. While we began to experience these negative effects towards the end of March, they increased markedly during the second quarter. We expect these negative effects on our financial results will continue in the third quarter, in particular due to continued decreased product demand. As of the date of this report, we anticipate that the negative effects of the pandemic on our business and financial results may start to wane during the fourth quarter of 2020. However, we believe the extent of the impact of the pandemic on our business and financial results will depend on future developments that are highly uncertain and cannot be predicted, and which may vary by market, including the duration and scope of the pandemic, its severity, economic conditions during and after the pandemic, governmental actions that have or may be taken in response to the pandemic, changes in customer behavior in response to the pandemic, and how quickly and to what extent more predictable economic and operating conditions can resume. As a result, the Company anticipates that COVID-19 driven demand disruptions and related events will negatively affect the Company's financial results in 2020.

We refer you to “Management’s Discussion and Analysis of Financial Position and Results of Operations” for additional discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions.

The proposed discontinuation or replacement of LIBOR would require us to amend certain agreements and may otherwise adversely affect our business.

The Financial Conduct Authority announced in 2017 that it intends to phase out LIBOR by the end of 2021. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. If changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts, including our Amended and Restated Credit Agreement and related interest rate swap agreement, and we cannot guarantee what alternative rate or benchmark would be negotiated. We cannot assure that we will be able to amend any of these agreements in a timely manner or at all. This may result in an increase to our interest expense.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. The Company did not repurchase any shares of its common stock under this program in the first six months of 2020. Through June 30, 2020, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587 thousand. At June 30, 2020, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6:	EXHIBITS

Exhibit No.	Description

10.1	Form of Non-Qualified Stock Option Agreement #*
10.2	Form of 2020 Stock Unit Award Agreement #*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Label Linkbase Document.*
101.PRE	XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

__________________

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: August 7, 2020	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: August 7, 2020	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)