Form 10-Q
period 2020-09-30
UFP TECHNOLOGIES INC
filed 2020-11-06
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2020
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

Yes ☐       No ☒

7,494,784 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of November 2, 2020.

UFP Technologies, Inc.

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$17,435	$3,743
Receivables, less allowance for credit losses of $649 at September 30, 2020 and $486 at December 31, 2019	27,364	28,648
Inventories	19,488	18,276
Prepaid expenses and other current assets	3,700	2,304
Refundable income taxes	576	279
Total current assets	68,563	53,250
Property, plant and equipment	118,461	116,089
Less accumulated depreciation and amortization	(64,110)	(59,350)
Net property, plant and equipment	54,351	56,739
Goodwill	51,838	51,838
Intangible assets, net	20,032	20,975
Non-qualified deferred compensation plan	3,360	2,775
Finance lease right of use assets	104	-
Operating lease right of use assets	2,268	3,034
Other assets	148	147
Total assets	$200,664	$188,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,547	$4,577
Accrued expenses	8,415	8,483
Deferred revenue	1,946	2,574
Finance lease liabilities	15	-
Operating lease liabilities	1,140	1,150
Total current liabilities	16,063	16,784
Deferred income taxes	5,898	4,921
Non-qualified deferred compensation plan	3,416	2,788
Finance lease liabilities	89	-
Operating lease liabilities	1,184	1,940
Other liabilities	1,575	334
Total liabilities	28,225	26,767
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,524,343 and 7,494,784 shares issued and outstanding, respectively, at September 30, 2020; 7,475,768 and 7,446,209 shares issued and outstanding, respectively, at December 31, 2019	75	74
Additional paid-in capital	32,202	30,952
Retained earnings	140,749	131,552
Treasury stock at cost, 29,559 shares at September 30, 2020 and December 31, 2019	(587)	(587)
Total stockholders’ equity	172,439	161,991
Total liabilities and stockholders' equity	$200,664	$188,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Net sales	$43,299	$49,394	$134,220	$148,120
Cost of sales	32,771	36,073	100,919	107,932
Gross profit	10,528	13,321	33,301	40,188
Selling, general & administrative expenses	6,791	7,183	21,208	22,226
Loss on disposal of fixed assets	12	-	298	-
Operating income	3,725	6,138	11,795	17,962
Interest expense	17	165	66	590
Other expense	-	24	362	461
Income before income tax expense	3,708	5,949	11,367	16,911
Income tax expense	720	308	2,170	2,938
Net income	$2,988	$5,641	$9,197	$13,973

Net income per share:
Basic	$0.40	$0.76	$1.23	$1.88
Diluted	$0.40	$0.75	$1.22	$1.87
Weighted average common shares outstanding:
Basic	7,495	7,432	7,480	7,419
Diluted	7,555	7,493	7,547	7,476

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three and Nine-Month Periods Ended September 30, 2020
			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2019	7,446	$74	$30,952	$131,552	30	$(587)	$161,991
Share-based compensation	28	-	537	-	-	-	537
Exercise of stock options	20	1	415	-	-	-	416
Net share settlement of restricted stock units	(11)	-	(560)	-	-	-	(560)
Net income	-	-	-	3,891	-	-	3,891
Balance at March 31, 2020	7,483	$75	$31,344	$135,443	30	$(587)	$166,275
Share-based compensation	6	-	562	-	-	-	562
Exercise of stock options	6	-	59	-	-	-	59
Net share settlement of restricted stock units	-	-	(2)	-	-	-	(2)
Net income	-	-	-	2,318	-	-	2,318
Balance at June 30, 2020	7,495	$75	$31,963	$137,761	30	$(587)	$169,212
Share-based compensation	-	-	239	-	-	-	239
Net income	-	-	-	2,988	-	-	2,988
Balance at September 30, 2020	7,495	$75	$32,202	$140,749	30	$(587)	$172,439

Three and Nine-Month Periods Ended September 30, 2019
			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2018	7,385	$74	$29,168	$111,802	30	$(587)	$140,457
Share-based compensation	20	-	294	-	-	-	294
Exercise of stock options	17	-	285	-	-	-	285
Net share settlement of restricted stock units	(8)	-	(271)	-	-	-	(271)
Net income	-	-	-	3,734	-	-	3,734
Balance at March 31, 2019	7,414	$74	$29,476	$115,536	30	$(587)	$144,499
Share-based compensation	-	-	402	-	-	-	402
Exercise of stock options	14	-	155	-	-	-	155
Net income	-	-	-	4,598	-	-	4,598
Balance at June 30, 2019	7,428	$74	$30,033	$120,134	30	$(587)	$149,654
Share-based compensation	-		473	-	-	-	473
Exercise of stock options	9		121				121
Net income	-		-	5,641	-	-	5,641
Balance at September 30, 2019	7,437	$74	$30,627	$125,775	30	$(587)	$155,889

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30
	2020	2019
Cash flows from operating activities:
Net income	$9,197	$13,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,210	6,120
Loss on sale of fixed assets	298	-
Share-based compensation	1,338	1,169
Deferred income taxes	977	1,252
Changes in operating assets and liabilities:
Receivables, net	1,284	(475)
Inventories	(1,212)	357
Prepaid expenses and other current assets	(1,396)	(453)
Refundable income taxes	(297)	249
Other assets	76	35
Accounts payable	(255)	(220)
Accrued expenses	(68)	689
Deferred revenue	(628)	25
Non-qualified deferred compensation plan and other liabilities	1,214	(335)
Net cash provided by operating activities	16,738	22,386
Cash flows from investing activities:
Additions to property, plant, and equipment	(3,057)	(4,381)
Proceeds from sale of fixed assets	105	-
Net cash used in investing activities	(2,952)	(4,381)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	5,500	-
Payments on revolving line of credit	(5,500)	(8,000)
Principal repayments of long-term debt	-	(2,143)
Principal payments on finance lease obligation	(7)	-
Proceeds from exercise of stock options	474	561
Payment of statutory withholdings for restricted stock units vested	(561)	(271)
Net cash used in financing activities	(94)	(9,853)
Net increase in cash and cash equivalents	13,692	8,152
Cash and cash equivalents at beginning of period	3,743	3,238
Cash and cash equivalents at end of period	$17,435	$11,390

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

The condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, the condensed consolidated statements of income for the three and nine months ended September 30, 2020 and 2019, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2019 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three- and nine-month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2020.

Recent Accounting Pronouncements

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements.

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net sales of:	2020	2019	2020	2019
Products	$41,072	$47,400	$128,853	$144,386
Tooling and Machinery	887	952	2,210	1,920
Engineering services	1,340	1,042	3,157	1,814
Total net sales	$43,299	$49,394	$134,220	$148,120

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has deferred revenue or contract liabilities included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Contract Liabilities
	Nine Months Ended September 30,
	2020	2019
Deferred revenue - beginning of period	$2,574	$2,507
Increases due to consideration received from customers	2,255	2,256
Revenue recognized	(2,883)	(2,231)
Deferred revenue - end of period	$1,946	$2,532

Revenue recognized during the nine-month periods ended September 30, 2020 and 2019 from amounts included in deferred revenue at the beginning of the period were approximately $1.5 million and $1.3 million, respectively.

When invoicing occurs after revenue recognition, the Company has unbilled receivables, or contract assets, included within “receivables” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract assets for the nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Contract Assets
	Nine Months Ended September 30,
	2020	2019
Unbilled Receivables - beginning of period	$72	$65
Increases due to revenue recognized, not invoiced to customers	2,223	660
Decreases due to customer invoicing	(2,004)	(712)
Unbilled Receivables - end of period	$291	$13

(3)      Supplemental Cash Flow Information

	Nine Months Ended
	September 30
	2020	2019
	(in thousands)
Cash paid for:
Interest	$55	$579
Income taxes, net of refunds	1,454	1,593

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$225	$209

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

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. The Company considered the current and expected future economic and market conditions surrounding the novel coronavirus ("COVID-19") pandemic and included specific allowance amounts for any customer determined to have been significantly impacted. Estimates based on an assessment of anticipated payment and all other historical, current and future information that is reasonably available are used to determine the allowance.

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the nine months ended September 30, 2020 (in thousands):

Allowance for Credit Losses
Nine Months Ended September 30, 2020
Allowance - beginning of period	$486
Provision for expected credit losses	182
Amounts written off against the allowance	(19)
Allowance - end of period	$649

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

Level 2	September 30, 2020	December 31, 2019
Liabilities:
Derivative financial instruments	$(538)	$(325)

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2019. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30		September 30,
Share-based compensation related to:	2020	2019	2020	2019
Common stock grants	$100	$100	$300	$300
Stock option grants	59	60	173	91
Restricted Stock Unit Awards ("RSUs")	80	313	865	778
Total share-based compensation	$239	$473	$1,338	$1,169

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensation arrangements was approximately $60 thousand and $176 thousand for the three-month periods ended September 30, 2020 and 2019, respectively, and approximately $612 and $524 thousand for the nine-month periods ended September 30, 2020 and 2019, respectively.

The following is a summary of stock option activity under all plans for the nine-month period ended September 30, 2020:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	105,614	$25.34
Granted	14,892	43.95
Exercised	(25,993)	18.24
Outstanding at September 30, 2020	94,513	$30.22	6.28	$1,096
Exercisable at September 30, 2020	75,871	$27.60	5.81	$1,048
Vested and expected to vest at September 30, 2020	94,513	$30.22	6.28	$1,096

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

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option. The expected term is estimated based on historical option exercise activity.

During the nine-month periods ended September 30, 2020 and 2019, the total intrinsic value of all options exercised (i.e., the difference between the market price on the exercise date and the price paid by the employees to exercise the options) was approximately $757 thousand and $867 thousand, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $474 thousand and $562 thousand, respectively. At its discretion, the Company allows option holders to surrender previously-owned common stock in lieu of paying the exercise price and withholding taxes. During both the nine-month periods ended September 30, 2020 and 2019, zero shares were surrendered for this purpose.

On February 24, 2020, the Company’s Compensation Committee approved the award of $400 thousand, payable in shares of common stock to the Company’s Chairman, Chief Executive Officer, and President under the 2003 Incentive Plan. Subject to his continued employment and the terms of his employment agreement, the shares will be issued in December 2020.

The following table summarizes information about RSU activity during the nine-month period ended September 30, 2020:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	113,866	$28.36
Awarded	25,312	48.83
Shares vested	(33,815)	28.93
Shares forfeited	(11,506)	35.49
Outstanding at September 30, 2020	93,857

At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the nine-month periods ended September 30, 2020 and 2019, 11,233 and 8,132 shares were surrendered at an average market price of $49.98 and $33.35, respectively.

As of September 30, 2020, the Company had approximately $2.3 million of unrecognized compensation expense that is expected to be recognized over a period of 3.5 years.

(7)      Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$11,802	$10,540
Work in process	2,510	2,279
Finished goods	5,176	5,457
Total inventory	$19,488	$18,276

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

ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease.  ROU assets and lease liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term.  The Company's lease term includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option.  ROU assets are also adjusted for any deferred or accrued rent. As the Company's leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

	Nine Months Ended
	September 30,
	($ in thousands)
	2020	2019
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$7	$-
Interest on lease liabilities	1	-
Operating lease cost	907	918
Variable lease cost	164	167
Short-term lease cost	21	20
Total lease cost	$1,100	$1,105

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$908	$905
Financing cash flows from finance leases	7	-
ROU assets obtained in exchange for finance lease obligations	110	-

Weighted-average remaining lease term (years):
Finance	6.58	-
Operating	2.02	2.92
Weighted-average discount rate:
Finance	2.26%	-
Operating	4.42%	4.45%

The aggregate future lease payments for leases as of September 30, 2020 are as follows
(in thousands):

	Finance	Operating
Remainder of 2020	$4	$304
2021	17	1,132
2022	17	959
2023	17	36
2024	17	-
Thereafter	40	-
Total lease payments	112	2,431
Less: Interest	(8)	(107)
Present value of lease liabilities	$104	$2,324

The aggregate future lease payments as of December 31, 2019 are as follows (in thousands):

Operating
2020	$1,173
2021	1,118
2022	957
2023	36
Total lease payments	3,284
Less: Interest	(194)
Present value of lease liabilities	$3,090

(9)      Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	7,495	7,432	7,480	7,419
Weighted average common equivalent shares due to restricted stock, stock options and RSUs	60	61	67	57
Diluted weighted average common shares outstanding	7,555	7,493	7,547	7,476

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For both the three- and nine-month periods ended September 30, 2020, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 14,892. For both the three- and nine-month periods ended September 30, 2019, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 16,536.

(10)     Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the three- and nine-month periods ended September 30, 2020 and 2019. All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Consumer, Automotive, Aerospace and Defense, Industrial, and Electronics markets. Net sales by market for the three- and nine-month periods ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$26,850	62.0%	$32,175	65.1%	$92,195	68.7%	$94,164	63.6%
Consumer	5,566	12.9%	4,602	9.3%	12,185	9.1%	13,693	9.2%
Automotive	4,473	10.3%	4,946	10.0%	10,525	7.8%	15,634	10.6%
Aerospace & Defense	3,356	7.8%	3,246	6.6%	9,102	6.8%	10,893	7.4%
Industrial	1,758	4.1%	2,421	4.9%	5,817	4.2%	7,232	4.9%
Electronics	1,296	3.0%	2,004	4.1%	4,396	3.3%	6,504	4.4%
Net Sales	$43,299	100.0%	$49,394	100.0%	$134,220	100.0%	$148,120	100.0%

(11)     Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of September 30, 2020 are as follows (in thousands):

	Tradename & Brand	Non- Compete	Customer List	Total
Estimated useful life	10 years	5 years	20 years
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(98)	(247)	(3,007)	(3,352)
Net balance	$269	$215	$19,548	$20,032

Amortization expense related to intangible assets was approximately $314 thousand for both the three-month periods ended September 30, 2020 and 2019, and $943 thousand for both the nine-month periods ended September 30, 2020 and 2019. The estimated remaining amortization expense as of September 30, 2020 is as follows (in thousands):

Remainder of 2020	$314
2021	1,257
2022	1,257
2023	1,172
2024	1,164
Thereafter	14,868
Total	$20,032

(12)     Income Taxes

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 19.4% and 5.2% of income before income tax expense for the three-month periods ended September 30, 2020 and 2019, respectively. The Company recorded income tax expense of approximately 19.1% and 17.4% of income before income tax expense for each of the nine-month periods ended September 30, 2020 and 2019, respectively.

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

The credit facilities under the Amended and Restated Credit Agreement (the “Amended and Restated Credit Facilities”) consist of a $20 million unsecured term loan and an unsecured revolving credit facility, under which the Company may borrow up to $50 million. The term loan has been paid in full. The Amended and Restated Credit Agreement matures on February 1, 2023.  The proceeds borrowed pursuant to the Amended and Restated Credit Agreement may be used for general corporate purposes, as well as permitted acquisitions. The Company’s obligations under the Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

The Amended and Restated Credit Agreement calls for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance.  Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments. As of September 30, 2020, there were $0.7 million in standby letters of credit outstanding drawable as a financial guarantee on worker’s compensation insurance policies. As of September 30, 2020, the applicable interest rate was approximately 1.14%, and the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Derivative Financial Instruments

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. Derivative financial instruments expose the Company to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The Company assesses interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the term loan under the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap agreement was established to modify the Company’s interest rate exposure by converting the interest on the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. As the Company repaid its term loan in full, the swap agreement no longer serves this purpose and may be canceled by the Company prior to its expiration date. The notional amount was approximately $12.1 million at September 30, 2020. The fair value of the swap as of September 30, 2020 and December 31, 2019 was approximately $(538) thousand and $(325) thousand, respectively, and is included in other liabilities on the condensed consolidated balance sheets, respectively. Changes in the fair value of the swap are recorded in other expense on the condensed consolidated statements of income and resulted in expense of zero and $362 thousand during the three- and nine-month periods ended September 30, 2020. In the same periods in 2019, change in the fair value of the swap resulted in expense of $24 thousand and $461 thousand, respectively.

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

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Management and representatives of UFP Technologies, Inc. (the “Company”) also may from time to time make forward-looking statements. These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects; statements about the potential impact the novel coronavirus ("COVID-19") pandemic may have on the Company’s business, financial condition and results of operations, including with respect to the different markets in which the Company participates, the demand for its products, the well-being and availability of the Company’s employees, the continuing operation of the Company’s locations, delayed payments by the Company’s customers and the potential for reduced or canceled orders, the Company’s efforts to address the pandemic, including regarding the safety of its employees, the maintenance of its facilities and the sufficiency of the Company’s supply chain, inventory, liquidity and capital resources, including increased costs in connection with such efforts, the impact of the pandemic on the businesses of the Company’s suppliers and customers, and the overall impact the pandemic may have on the Company’s financial results in 2020; statements about the Company’s acquisition strategies and opportunities and the Company’s growth potential and strategies for growth; expectations regarding customer demand; expectations regarding the Company’s liquidity and capital resources, including the sufficiency of its cash reserves and the availability of borrowing capacity to fund operations and/or potential future acquisitions; anticipated revenues and the timing of such revenues; expectations regarding the potential impact of the proposed phase out of LIBOR by the end of 2021; expectations about shifting the Company’s book of business to higher-margin, longer-run opportunities; anticipated trends and potential advantages in the different markets in which the Company competes, including the medical, aerospace and defense, automotive, consumer, electronics, and industrial markets, and the Company’s plans to expand in certain of its markets; statements regarding anticipated advantages the Company expects to realize from its investments and capital expenditures; statements regarding anticipated advantages to improvements and alterations at the Company’s existing plants; expectations regarding the Company’s manufacturing capacity, operating efficiencies, and new production equipment; statements about new product offerings and program launches; statements about the Company’s acquisition and integration of Dielectrics and the synergies and other benefits anticipated in connection with the Dielectrics business; statements about the Company’s participation and growth in multiple markets; statements about the Company’s business opportunities; and any indication that the Company may be able to sustain or increase its sales, earnings or earnings per share, or its sales, earnings or earnings per share growth rates.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our current beliefs, estimates and assumptions and are only as of the date of this Report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, as well as the risks and uncertainties discussed elsewhere in this Report, including without limitation any risks and uncertainties included elsewhere in this “Management's Discussion and Analysis of Financial Condition and Results Of Operations” portion of this Report, or under “Risk Factors” in Part II Item 1A of this report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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

As further summarized below, the COVID-19 pandemic has had, and we believe it will continue to have, negative effects on our business and financial results. In particular, sales for the Company for the nine-month period ended September 30, 2020 decreased 9.4% to $134.2 million from $148.1 million in the same period last year largely due to the impact in demand for product as a result of the COVID-19 pandemic. Gross margins for the nine-month period ended September 30, 2020 decreased to 24.8% from 27.1% in the same period last year. Operating income and net income decreased 34.3% and 34.2%, respectively.

Recent Developments

COVID-19

COVID-19 has spread across the country to areas in which our products are designed, manufactured, distributed or sold. Authorities in states in which we do business have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, stay-at-home orders, and business shutdowns. These measures have impacted and will likely further impact us, our customers, consumers, employees, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how these and any future measures in response to the pandemic will impact our business, including whether and to what extent they will result in further changes in demand for our products or further increases in operating costs.

Our operations expose us to risks associated with the COVID-19 pandemic. Although the COVID-19 pandemic did not materially impact our first quarter results, it has since more significantly impacted our operations. While all of our factories are deemed essential, not all of our customers’ operations are essential and, therefore, demand for our products and our customers’ products has been negatively impacted, especially in the automotive and consumer markets, where the impact has been substantial. The COVID-19 pandemic has also impacted the cost of manufacturing our goods, including higher labor costs, maintenance costs and manufacturing inefficiencies due to employee absenteeism and significantly enhanced cleaning and sterilization. With regard to our supply chain, there has thus far been minimal disruption in the availability of raw materials, as most of our major suppliers have also been deemed to be essential businesses. Due to concerns regarding supply and shipping challenges at the beginning of the COVID-19 pandemic, we understand that certain of our customers increased their purchasing requirements. We believe that our customers’ increased supply levels led to decreased demand for our products in the third quarter and may lead to further decreased demand for our products in the remainder of the year.

In light of the COVID-19 pandemic, elective medical procedures and exams have been delayed or canceled, there has been a significant reduction in physician office visits, and hospitals have postponed or canceled capital purchases. We believe that these responses have had a negative impact on the demand for the Company’s components for medical devices. Additionally, many of our customers in the automotive markets experienced closures of their businesses in connection with the pandemic. Such closures negatively impacted the demand for our automobile component products particularly in the second quarter. Any continued reduced demand for our products, including reduced need for components for medical devices, packaging for consumer and electronic goods, or reduced need for automobile components, as well as continued economic uncertainty, could adversely and materially affect our business, financial condition and results of operations, as well as those of our customers, potentially resulting in customers’ inability to pay for our products and reduced or canceled orders of our products. Such adverse changes in our customers’ financial condition may also result in our recording impairment charges for our inability to recover or collect any accounts receivable or owned or leased assets.

The COVID-19 pandemic and associated economic disruptions have had, and we believe they will continue to have, negative effects on our operating results, cash flows and financial condition. While we began to experience these negative effects towards the end of March, they increased markedly during the second and third quarters. We expect these negative effects on our financial results will continue in the fourth quarter, in particular due to continued decreased product demand.

To ensure the health and safety of our employees and to comply with governmental orders, since March 2020 we have required or enabled certain employees to work from home or remotely where practicable, and expanded IT and communication support to enhance their productivity; adjusted work spaces and shifted schedules to facilitate social distancing and sterilization for those who continue to work in our facilities; enhanced cleaning and disinfecting procedures at our facilities; required face coverings and worked to procure and distributed personal protective equipment; implemented health checks and visitor protocols and restricted travel.

Additionally, in response to the economic uncertainties resulting from the COVID-19 pandemic, we have initiated cost-cutting measures, including restrictions on travel and labor cost reduction measures (including employee terminations). Terminated employees were provided with severance pay and accordingly such terminations only partially affected our results of operations for the third quarter of fiscal 2020. We expect that the impact of these cost-cutting measures will occur primarily starting in the fourth quarter of fiscal 2020.

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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments and estimated income tax payments that we expect to defer to future periods. Accordingly, the Company has deferred social security payments of approximately $1.0 million as of September 30, 2020, which will continue to accrue thereafter. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate, or on our liquidity. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.

Results of Operations

Sales

Sales for the three-month period ended September 30, 2020 decreased approximately 12.3% to $43.3 million from sales of $49.4 million for the same period in 2019. The decrease in sales is primarily due to the impact on demand for product as a result of the COVID-19 pandemic. For instance, we believe that the cancellation or delay of elective medical procedures in connection with the COVID-19 pandemic has had a negative impact on the demand for the Company’s components for medical devices.

Sales for the nine-month period ended September 30, 2020 decreased approximately 9.4% to $134.2 million from sales of $148.1 million for the same period in 2019. We attribute the decrease in sales primarily to the impact on demand for product as a result of the COVID-19 pandemic, as described in the preceding paragraph. We refer you to “Recent Developments—COVID-19” above for additional discussion of product demand.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 24.3% for the three-month period ended September 30, 2020, from 27.0% for the same period in 2019. As a percentage of sales, material and labor costs collectively decreased 2.0%, while overhead increased 4.7%. The decrease in collective material and labor costs as a percentage of sales was primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives and an improvement in the overall book of business. The increase in overhead as a percentage of sales was primarily due to fixed overhead costs against decreased sales.

Gross margin decreased to 24.8% for the nine-month period ended September 30, 2020, from 27.1% for the same period in 2019. As a percentage of sales, material and labor costs collectively decreased 1.5%, while overhead increased 3.8%. The decrease in collective material and labor costs as a percentage of sales was primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives and an improvement in the overall book of business. The increase in overhead as a percentage of sales was primarily due to fixed overhead costs against decreased sales.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased approximately 5.5% to $6.8 million for the three-month period ended September 30, 2020, from $7.2 million for the same period in 2019. As a percentage of sales, SG&A increased to 15.7% for the three-month period ended September 30, 2020, from 14.5% for the same three-month period in 2019. The decrease in SG&A for the nine-month period ended September 30, 2020 was primarily due to decreases in compensation-related reserves and company-wide travel and entertainment.

SG&A decreased approximately 4.6% to $21.2 million for the nine-month period ended September 30, 2020, compared to $22.2 million in the same period in 2019. As a percentage of sales, SG&A increased to 15.8% from 15.0% for the same three-month period in 2019. The decrease in SG&A for the nine-month period ended September 30, 2020 was primarily due to decreases in compensation-related reserves and company-wide travel and entertainment.

Interest Income and Expense

Net interest expense was approximately $17 thousand for the three-month period ended September 30, 2020, compared to net interest expense of $165 thousand in the same period of 2019. Net interest expense was approximately $66 thousand for the nine-month period ended September 30, 2020, compared to net interest expense of $590 thousand in the same period of 2019. The decrease in net interest expense for both periods was primarily due to lower debt levels.

Other Expense

Other expense was zero and approximately $24 thousand for the three-month periods ended September 30, 2020 and 2019, respectively and approximately $362 thousand and $461 thousand for the nine-month periods ended September 30, 2020 and 2019, respectively. Other expense was primarily generated by changes in the fair value of the swap liability, which is driven by anticipated future interest rate changes.

Income Taxes

The Company recorded tax expense of approximately 19.4% and 5.2% of income before income tax expense, respectively, for each of the three-month periods ended September 30, 2020 and 2019. The increase in the effective tax rate for the current period as compared to the prior period was largely due to a lower anticipated effective tax rate in 2019 due to credits available for increased research activities. The Company recorded tax expense of approximately 19.1% and 17.4% of income before income tax expense, respectively, for each of the nine-month periods ended September 30, 2020 and 2019. The increase in the effective tax rate for the current period as compared to the prior period was largely due to a lower anticipated effective tax rate in 2019 due to credits available for increased research activities. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the nine-month period ended September 30, 2020 was approximately $16.7 million and was primarily a result of net income generated of approximately $9.2 million, depreciation and amortization of approximately $6.2 million, loss on sale of fixed assets of approximately $0.3 million, share-based compensation of approximately $1.3 million, an increase in deferred taxes of approximately $1.0 million, a decrease in accounts receivable of approximately $1.3 million due to reduced sales, and an increase of other long-term liabilities of approximately $1.2 million due primarily to an increase in the fair value of the interest rate swap and the deferral of employer social security tax payments in connection with the CARES Act. These cash inflows and adjustments to income were partially offset by an increase in inventory of approximately $1.2 million due to restocking to historical levels and for expected safety stock needs, an increase in prepaid expenses of approximately $1.4 million due primarily to insurance and progress payments on machinery, an increase in refundable income taxes of approximately $0.3 million, a decrease in accounts payable of approximately $0.3 million, due to the timing of vendor payments in the ordinary course of business and a decrease in deferred revenue of approximately $0.6 million due to the timing of customer payments and revenue recognition on tooling and machinery projects.

Net cash used in investing activities during the nine-month period ended September 30, 2020 was approximately $3.0 million and was primarily the result of additions of manufacturing machinery and equipment across the Company.

Net cash used in financing activities was approximately $0.1 million during the nine-month period ended September 30, 2020, resulting from borrowings and repayments on the Company’s credit facility of approximately $5.5 million and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $0.6 million, partially offset by net proceeds received upon stock options exercises of approximately $0.5 million.

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

The credit facilities under the Amended and Restated Credit Agreement (the “Amended and Restated Credit Facilities”) consist of a $20 million unsecured term loan to the Company and an unsecured revolving credit facility, under which we may borrow up to $50 million. The term loan has been paid in full. The Amended and Restated Credit Facilities mature on February 1, 2023.  The proceeds of the Amended and Restated Credit Agreement may be used for general corporate purposes, as well as permitted acquisitions. Our obligations under the Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

The Amended and Restated Credit Facilities call for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. In both cases the applicable margin is dependent upon Company performance. Under the Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.  As of September 30, 2020, there were $0.7 million in standby letters of credit outstanding drawable as a financial guarantee on worker’s compensation insurance policies. As of September 30, 2020, the applicable interest rate was approximately 1.14% and the Company was in compliance with all covenants under the Amended and Restated Credit Agreement.

Derivative Financial Instruments

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. Derivative financial instruments expose the Company to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk in those circumstances. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The Company assesses interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the term loan under the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap agreement was established to modify the Company’s interest rate exposure by converting interest on the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. As the Company repaid its term loan in full, the swap agreement no longer serves this purpose and may be canceled by the Company prior to its expiration date. The notional amount was approximately $12.1 million at September 30, 2020. The fair value of the swap as of September 30, 2020 and December 31, 2019 was approximately $(538) thousand and $(325) thousand, respectively, and is included in other liabilities on the condensed consolidated balance sheets, respectively. Changes in the fair value of the swap are recorded in other expense on the condensed consolidated statements of income and resulted in expense of zero and $362 thousand during the three- and nine-month periods ended September 30, 2020. In the same periods in 2019, change in the fair value of the swap resulted in expense of $24 thousand and $461 thousand, respectively.

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

Future Liquidity

We require cash to pay our operating expenses, purchase capital equipment, and to service our contractual obligations. Our principal sources of funds are cash from operations and our $50 million revolving credit facility. We generated cash of approximately $16.7 million from operations during the nine months ended September 30, 2020; however, we cannot guarantee that our operations will generate cash in future periods. Our longer-term liquidity is contingent upon future operating performance and draws on our revolving credit facility are possible. Further, the continued economic uncertainty resulting from the COVID-19 pandemic could affect our long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Stock Repurchase Program

On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Exchange Act. We did not repurchase any shares of our common stock under this program in the first nine months of 2020. Through September 30, 2020, the Company repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587 thousand. At September 30, 2020, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

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

Off-Balance-Sheet Arrangements

In addition to operating leases, the Company’s off-balance-sheet arrangements include standby letters of credit which are included in the Company’s revolving credit facility. As of September 30, 2020, there was approximately $0.7 million in standby letters of credit drawable as a financial guarantee on worker’s compensation insurance policies.

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

The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and in Part II - Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report and prior Quarterly Report, except as set forth below.

Our business and operations have been adversely affected, and our business, financial condition and results of operations could in the future be materially adversely impacted by the COVID-19 pandemic and associated economic disruptions.

The pandemic caused by the spread of COVID-19 has created significant volatility, uncertainty and economic disruption in the markets in which we participate. COVID-19 has spread across the country to areas in which our products are designed, manufactured, distributed or sold. Authorities in states in which we do business have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, stay-at-home orders, and business shutdowns. These measures have impacted and will likely further impact us, our customers, consumers, employees, suppliers and other third parties with whom we do business. There is considerable uncertainty regarding how these and any future measures in response to the pandemic will impact our business, including whether and to what extent they will result in further changes in demand for our products or further increases in operating costs.

Our operations expose us to risks associated with the COVID-19 pandemic. Although the COVID-19 pandemic did not materially impact our first quarter results, since the end of the first quarter it has more significantly impacted our operations. Adverse impacts relating to the COVID-19 pandemic that we have already experienced include, among others: decreased demand for certain of our products in the medical market, such as orders for products related to elective medical procedures, and a dramatic decrease in demand for products that service our other markets, such as automotive and consumer, as many of our customers’ businesses were shut down; increased labor, supply and maintenance costs, as well as manufacturing inefficiencies, as a result of employee attendance issues and enhanced cleaning and other efforts to safeguard our employees and facilities; increased carrying costs associated with the accelerated purchasing of raw materials, to help secure adequate supplies; and extended payment terms imposed by customers. Although we have not yet experienced significant manufacturing or supply chain difficulties as a result of COVID-19, we may in the future. A reduction or interruption in any of our manufacturing processes, or the closure of any of our facilities, could have a material adverse effect on our business. Our insurance coverage may not adequately compensate us for losses incurred as a direct or indirect result of the COVID-19 pandemic.

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

Due to concerns regarding supply and shipping challenges at the beginning of the COVID-19 pandemic, we understand that certain of our customers increased their purchasing requirements. We believe that our customers’ increased supply levels led to decreased demand for our products in the third quarter and may lead to further decreased demand for our products in the remainder of the year. The terms of our Amended and Restated Credit Facilities contain covenants that restrict our ability to engage in certain transactions and, if not met, may impair our ability to respond to changing business and economic conditions. Our Amended and Restated Credit Facilities also require us to satisfy certain financial covenants. Should our future business and operations be significantly impaired by the continuing COVID-19 pandemic and associated economic disruptions or otherwise, we cannot assure that we will remain in compliance with our current financial covenants. In such event, the factors that adversely affect our business may also similarly adversely affect the capital markets, and we cannot assure that we would be able to negotiate alternative covenants or alternative financing on favorable terms, if at all. Our failure to comply with the covenants contained in our Amended and Restated Credit Facilities, including financial covenants, could result in an event of default, which could materially and adversely affect our results of operations and financial condition.

The COVID-19 pandemic and associated economic disruptions have had, and we believe they will continue to have, negative effects on our operating results, cash flows and financial condition. While we began to experience these negative effects towards the end of March, they increased markedly during the second and third quarters. We expect these negative effects on our financial results will continue in the balance of the year, in particular due to continued decreased product demand. We believe the extent of the impact of the pandemic on our business and financial results will depend on future developments that are highly uncertain and cannot be predicted, and which may vary by market, including the duration and scope of the pandemic, its severity, economic conditions during and after the pandemic, governmental actions that have or may be taken in response to the pandemic, changes in customer behavior in response to the pandemic, and how quickly and to what extent more predictable economic and operating conditions can resume. As a result, the Company anticipates that COVID-19 driven demand disruptions and related events has and will continue to negatively affect the Company's financial results in 2020.

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

Issuer’s Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. The Company did not repurchase any shares of its common stock under this program in the first nine months of 2020. Through September 30, 2020, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approximately $587 thousand. At September 30, 2020, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6:	EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
__________________________

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: November 6, 2020	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: November 6, 2020	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)