Form 10-K
period 2020-12-31
UFP TECHNOLOGIES INC
filed 2021-03-12
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.         ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐         No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $299,763,047, based on the closing sales price of $44.06 per share of such stock on the NASDAQ Capital Market on June 30, 2020.

As of March 4, 2021, there were 7,519,979 shares of common stock, $0.01 par value per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders.	Part III

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Management and representatives of UFP Technologies, Inc. (the “Company”) also may from time to time make forward-looking statements. These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects; statements about the potential further impact the novel coronavirus ("COVID-19") pandemic may have on the Company’s business, financial condition and results of operations, including with respect to the different markets in which the Company participates, the demand for its products, the well-being and availability of the Company’s employees, the continuing operation of the Company’s locations, delayed payments by the Company’s customers and the potential for reduced or canceled orders, the Company’s efforts to address the pandemic, including regarding the safety of its employees, the maintenance of its facilities and the sufficiency of the Company’s supply chain, inventory, liquidity and capital resources, including increased costs in connection with such efforts, the impact of the pandemic on the businesses of the Company’s suppliers and customers, and the overall impact the pandemic may have on the Company’s financial results in 2021; statements about the Company’s acquisition strategies and opportunities and the Company’s growth potential and strategies for growth; expectations regarding customer demand; expectations regarding the Company’s liquidity and capital resources, including the sufficiency of its cash reserves and the availability of borrowing capacity to fund operations and/or potential future acquisitions; anticipated revenues and the timing of such revenues; expectations regarding the potential impact of the proposed phase out of LIBOR by the end of 2021; expectations about shifting the Company’s book of business to higher-margin, longer-run opportunities; anticipated trends and potential advantages in the different markets in which the Company competes, including the medical, aerospace and defense, automotive, consumer, electronics, and industrial markets, and the Company’s plans to expand in certain of its markets; statements regarding anticipated advantages the Company expects to realize from its investments and capital expenditures; statements regarding anticipated advantages to improvements and alterations at the Company’s existing plants; expectations regarding the Company’s manufacturing capacity, operating efficiencies, and new production equipment; statements about new product offerings and program launches; statements about the Company’s participation and growth in multiple markets; statements about the Company’s business opportunities; and any indication that the Company may be able to sustain or increase its sales, earnings or earnings per share, or its sales, earnings or earnings per share growth rates.

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

The Company is diversified by also providing highly engineered products and components to customers in the automotive, aerospace and defense, consumer, electronics, and industrial markets. Typical applications of its products include military uniform and gear components, automotive interior trim, athletic padding, environmen‐tally friendly protective packaging, air filtration, abrasive nail files, and protective cases and inserts.

The Company was incorporated in the State of Delaware in 1993.

The consolidated financial statements of the Company include the accounts and results of operations of UFP Technologies, Inc. and its wholly-owned subsidiaries, Dielectrics, Inc. (“Dielectrics”), Moulded Fibre Technology, Inc., Simco Industries, Inc., and UFP Realty LLC (“UFP Realty”), and UFP Realty’s wholly-owned subsidiaries, UFP MA, LLC, UFP CO, LLC, UFP FL, LLC, UFP TX, LLC, UFP MI, LLC, and UFP IA, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. The vast majority of the Company’s assets are located within the United States. FlexShield®, FirmaLite®, Winepacks®, BioShell®, T-Tubes®, Tri-Covers®, Erasables®, Design Nail®, Pro-Sticks®, Cryoshell® Case Fit®, Alloshell®, ControlClean®, Flash Shiner® and Mambo® are our U.S. registered trademarks. Each trademark, trade name, or service mark of any other company appearing in this Report belongs to its respective holder.

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

●

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

●

Automotive -  Automotive companies are challenged with creating quieter, safer and more efficient vehicles. The Company partners with OEMs, Tier 1 suppliers, and its own material manufacturers to develop customized solutions to solve automakers’ biggest challenges.

●

Aerospace & Defense – With regard to the aerospace market, the Company primarily targets commercial aircraft manufacturers to address the need for improved safety, better fuel economy, lower emissions, and overall passenger comfort. With regard to the defense market, as a long-time supplier to military defense contractors and law enforcement, the Company provides highly innovative solutions to ensure soldier safety, improve comfort, and protect mission critical equipment.

●

Consumer & Electronics – The Company manufactures protective packaging for large and fragile consumer products. The rise of direct-to-consumer shipping as well as a need for environmentally friendly packaging has increased demand for the company’s molded fiber products. For the sports and leisure segment, the Company is an innovator in comfort cushioning for helmets and other protective gear.

●	Industrial – The applications for the Company’s industrial products are highly diverse. Examples include air and liquid filters, tool control cases, insulation, seals, and gaskets.

Products

The Company’s custom products are targeted at macro market trends and create specific opportunities in niche segments where the Company’s access to specialty materials, engineering know-how, and processing expertise can be leveraged to create value for its customers. Examples of its custom products targeted to specific markets include:

●

Medical – Single patient use surfaces, advanced wound care, infection prevention, disposables for surgical procedures and endoscopic procedures, orthopedic implants, orthopedic appliances, biopharma drug manufacturing. In general, the Company’s solutions are all aimed at improving treatment outcomes while reducing risk and cost.

●

Automotive – Molded components designed to make cars lighter (therefore more fuel efficient), quieter, and safer. Applications include load floors, sun shades, SUV cargo cover handles, driveshaft damping, engine & manifold covers, acoustic insulation, quarter panels and wheel liners.

●

Aerospace & Defense– With regard to the aerospace market, molded composites for commercial aviation to make planes lighter and safer. The Company is focused on specialty foam (PVDF) tubing for a leader in the industry. With regard to the defense market, molded composites for military gear to improve the safety and comfort of soldiers. Applications include backpack components, knee and elbow pads, eyewear, and helmets.

●

Consumer and Electronic Packaging – 100% recycled protective packaging for B2C brands primarily focused on electronics, candles, wine, and other high-volume consumer products using the “next day” carrier infrastructure.

●

Specialty Case Solutions – Reusable cases and custom inserts to quickly and safely deploy high-end, customized product solutions. Applications include military equipment and high-value commercial electronics.

Regulatory Climate and Environmental Considerations

The Company’s medical customers typically require FDA approval for their products and therefore sometimes require their suppliers to manufacture in facilities that are FDA approved and comply with the ISO 13485 quality standard for medical devices. The Company has seven manufacturing locations that are ISO 13485 certified and four that are FDA approved. The Company’s automotive customers sometimes require their suppliers to certify their manufacturing locations to the IATF 16949 automotive quality standard. The Company’s Grand Rapids, MI facility meets this requirement. The Company’s molded fiber packaging operation manufactures environmentally friendly and sustainable products made primarily from post-consumer newsprint and water. As a further commitment to protecting the environment, the Clinton, IA and El Paso, TX operations are certified to ISO 14001, an international environmental standard. The packaging industry has been subject to user, industry, and legislative pressure to develop environmentally responsible packaging alternatives that reduce, reuse, and recycle packaging materials. Government authorities have enacted legislation relating to source reduction, specific product bans, recycled content, recyclability requirements, and “green marketing” restrictions. In order to provide packaging that complies with all regulations regardless of a product’s destination, manufacturers seek packaging materials that meet both environmentally-related demands and performance specifications. Some packaging manufacturers have responded by reducing product volume and ultimate waste product disposal through reengineering traditional packaging solutions; adopting new manufacturing processes; participating in recovery and reuse systems for resilient materials that are inherently reusable; creating programs to recycle packaging following its useful life; and developing materials that use a high percentage of recycled content in their manufacture. Wherever feasible, the Company aims to employ one or more of these techniques to create environmentally-responsible packaging solutions. In addition to offering molded fiber packaging products made from recycled paper derived primarily from post-consumer newspaper waste, the Company actively promotes its philosophy of reducing product volume and resulting post-user product waste. The Company designs products to provide optimum performance with minimum material. In addition, the Company bales and disposes of certain of its urethane foam scrap for use in the carpeting industry. The Company’s Newburyport, MA facility utilizes solar power to provide approximately 11% of its electricity, with plans to increase capacity in the future. The Company is aware of public support for environmentally-responsible packaging and products. Future government action may impose restrictions affecting the industry in which the Company operates. There can be no assurance that any such action will not adversely impact the Company’s products and business.

Marketing and Sales

The Company markets to the target industries it serves by promoting specific solutions, materials, and manufacturing capabilities and services. The Company is marketed through websites, trade shows and expositions, social media, online advertising, and press releases. Its relationships with key material suppliers are also an important part of its marketing and sales efforts. The Company markets and sells its products in the United States principally through a direct sales force. The Company also uses independent manufacturer representatives to sell its products. The Company’s sales people, in conjunction with Company engineers, collaborate with customers and in-house design and manufacturing experts to develop custom-engineered solutions on a cost-effective basis. For the year ended December 31, 2020, no one customer’s sales exceeded 10% of total sales. Seasonality is not a major factor in the Company’s sales. See the Company’s consolidated financial statements contained in Part IV, Item 15, of this Report for net sales by market.

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

Patents and Other Proprietary Rights

The Company relies upon trade secrets, patents, and trademarks to protect its technology and proprietary rights. The Company believes the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how, and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and may continue to make efforts to obtain patents, when available, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will be upheld if challenged. The Company has a total of 17 active patents relating to technologies including foam, packaging, tool control technologies, radio frequency welding, automotive superforming processes and to certain nail file technologies. The Company also has patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology or will not be challenged or circumvented by others. The expiration dates for the Company’s patents range from 2021 through 2038.

Human Capital Management

As of January 23, 2021, the Company had a total of 860 full-time employees (compared to 986 full-time employees as of January 25, 2020) and 150 temporary employees (compared to 168 temporary employees at January 25, 2020). The Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

The Company strives to promote a workplace that is professional, provides opportunity for career growth and treats all workers with dignity and respect. This policy covers the conduct of the Company's employees in their work-related dealings with each other, as well as interactions with our customers, vendors and other business partners. The Company will not tolerate unlawful discrimination and harassment in the workplace; it expressly prohibits any form of unlawful discrimination or harassment based on race, color, religion, sex, sexual orientation, gender identity or expression, national origin, ethnicity, age, physical or mental disability, genetic information, military or veteran status, pregnancy, childbirth or related medical conditions, or any other legally protected status under applicable federal, state or local law.

The Company’s employees are tasked with upholding our Code of Ethics and Business Conduct, which we view as an important component of our operating strategy. Our compliance hotline is maintained for the confidential reporting of any suspected policy violations or unethical business conduct.

The Company’s commitment to its employees starts at the top with an executive level officer – Senior Vice President of Human Resources – reporting to the CEO, attending all board meetings, and having significant involvement with the board’s compensation committee. This commitment is reflected in our efforts to attract, engage and retain the best people possible.

Compensation and Benefits

The Company’s compensation and benefits offerings are supported by regular third-party benchmarking surveys. In addition to competitive compensation practices, the Company offers annual stock award bonus programs to reward and retain executives and key employees. Access to company subsidized health, life and disability insurance; a matching 401(k) plan; and paid time off for vacation, illness and personal reasons, are the highlights of the Company’s benefits available to all employees. For those employees struggling with life’s challenges, we offer employee assistance programs.

Growth and Development

The Company supports every employee’s opportunity for career growth. We offer tuition reimbursement for employees to further their industry-related formal education; access to virtual training and education platforms; reimbursement to attend work-related seminars; and on-the-job training and cross-training to improve job skills. Our talent management program provides feedback on performance, identifies employees with potential for advancement, and allows for personalized career development plans.

The Company’s commitment to its employees has resulted in several national, regional and local “Best in Class” awards.

Safety and COVID-19

As an essential manufacturing company, we take our responsibility to our essential employees’ health and safety seriously. Our corporate safety officer reports directly to the SVP of HR. He works with dedicated safety officers at each of our plants to implement safety programs and training, and to ensure compliance, he conducts regular safety audits.

In February of 2020, the Company formed a Coronavirus task force including executive management, HR, safety and operations leaders. Safety measures include:

●	Mandatory mask wearing
●	Increased cleaning protocols
●	Providing additional PPE and cleaning supplies
●	Establishing social distancing procedures
●	Installing plexiglass dividers where social distancing was difficult
●	Adjusting attendance policies to encourage sick employees to stay home
●	Implementing temperature screening
●	Implementing contact tracing protocols
●	Requiring non-essential personnel to work from home
●	Prohibiting non-essential business travel
●	COVID specific safety audits

In addition to safety efforts, the Company paid spot bonuses over the course of the year to essential employees required to perform their work in our plants. Through these efforts, we have kept our employees safe, maintained morale, and kept the supply lines open to our medical, defense and industrial customers.

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

Risks Related to our Business

The COVID-19 pandemic could materially adversely affect our business, results of operations and/or financial condition.

COVID-19 was identified in late 2019 and has spread globally. The rapid spread has resulted in weaker demand and constrained supply and the implementation of numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These factors have impacted and may continue to impact all or portions of our workforce and operations.

The COVID-19 pandemic caused a global recession and it is uncertain when a sustained economic recovery may occur. While all of our operations are located in the United States, we participate in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity.

Uncertainties related to the magnitude and duration of the COVID-19 pandemic, including new strains, may significantly adversely affect our business. These uncertainties include: the duration and impact of the resurgence in COVID-19 cases in any geographic regions in which we or our supply chain suppliers operate; prolonged reduction or closure of the Company’s operations, disruptions in the supply chain; and the impact of the pandemic on our customers’ business operations and their resulting demand for our products. It is unclear when a sustained economic recovery could occur and what a recovery may look like. All of these factors could materially and adversely affect our business, results of operations and/or financial condition.

The ultimate impact of the COVID-19 pandemic on the Company’s financial and operational results will be determined by the length of time that the pandemic continues, its effect on the demand for the Company’s products and the supply chain, as well as the effect of governmental regulations imposed in response to the pandemic. The overall magnitude of the COVID-19 pandemic and the continued fluidity of the situation could materially and adversely impact our business, results of operations and/or financial condition.

We depend on a small number of customers for a large percentage of our revenues. The loss of any such customer, a reduction in sales to any such customer, or the decline in the financial condition of any such customer could have a material adverse effect on our business, financial condition, and results of operations.

A limited number of customers typically represent a significant percentage of our revenues in any given year. Our top ten customers represented approximately 38.3%, 34.7% and 29.3% of our total revenues in 2020, 2019 and 2018, respectively. No one customer’s sales exceeded 10% of total sales for the year ended December 31, 2020. The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and results of operations. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer. At December 31, 2020 and  2019, one customer represented approximately 13.3% and 13.9% of gross accounts receivable, respectively.

Our business could be harmed if our products contain undetected errors or defects or do not meet applicable specifications.

Based on customer specifications, we are continuously developing new products and improving existing products. Our existing and newly introduced products can contain undetected errors or defects. In addition, these products may not meet their performance specifications under all conditions or for all applications. If, despite internal testing and testing by customers, any of our products contain errors or defects or fail to meet applicable specifications, then we may be required to enhance or improve those products or technologies. We may not be able to do so on a timely basis, if at all, and may only be able to do so at considerable expense. If a particular error or defect is repeated throughout our production process, the cost of repairing such defect may be highly disproportionate to the original cost of the product or component. In addition, any significant errors, defects, or other performance failures could render our existing and/or future products unreliable or ineffective and could lead to decreased confidence in our products, adverse customer reaction, negative publicity, mandatory or voluntary recalls, or legal claims, the occurrence of any of which could have a material adverse effect upon our business, financial condition and results of operations.

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

Our business strategy includes the potential acquisition of businesses and other business combinations that we expect will complement and expand our business. In addition, we may also pursue other strategic relationships or opportunities. We may not be able to success‐fully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, or other transaction on acceptable terms. Our identification of suitable acquisition candidates and strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. Our failure to identify suitable acquisition or other strategic opportunities may restrict our ability to grow our business. If we are successful in pursuing future acquisitions or strategic opportunities, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions or other strategic opportunities that we complete. When we successfully acquire another business, the process of successfully integrating the acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial re‐sources that would otherwise be available for the ongoing development or expansion of our existing business. Decreases in customer loyalty or product orders, failure to retain and develop the acquired workforce, failure to integrate financial reporting systems, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of an acquisition. The integration of an acquired business whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. These transactions are inherently risky, and there can be no assurance that any past or future transaction will be successful.

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

Demand for our products, especially in the automotive and aerospace and defense markets, is cyclical. Downturns in economic conditions or reductions in government spending typically have an adverse effect on these markets due to decreased demand for products. We seek to reduce our exposure to industry downturns and cyclicality by marketing our products to diversified and varied markets. However, we may experience substantial period-to-period fluctuations in our results of operations due to the cyclical nature of demand for our products in the markets in which we compete.

The cost of the raw materials we use to manufacture our products, particularly petroleum and petroleum-based raw materials, are subject to escalation and could increase, which may materially adversely affect our business, financial condition and results of operations.

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

We cannot guarantee that our products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert our management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:

●	cease selling or using any of our products that incorporate the asserted intellectual property, which would adversely affect our revenues;

●	pay substantial damages for past use of the asserted intellectual property;

●	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and/or

●	redesign or rename, in the case of trademark claims, our products to avoid infringing the intellectual property rights of third parties, which may be costly and time-consuming, even if possible.

In the event of an adverse determination in an intellectual property suit or proceeding, or our failure to license essential technology, our sales could be harmed, and our costs could increase, which could materially adversely affect our business, financial condition and results of operations.

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

Risks Related to our Share Ownership and our Capital Structure

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

In February 2018, we entered into a Credit Agreement with Bank of America, N.A., which provided for a $50 million revolving credit facility and a $20 million term loan facility. In December 2020, we amended the credit facility to among other things, extend its life through December 31, 2025. This Credit Agreement contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, dispose of certain property, and make restricted payments. The Credit Agreement also requires us to meet certain financial ratios, including a minimum fixed-charge coverage ratio and a maximum total funded debt to EBITDA ratio. The breach of any of these covenants or restrictions could result in a default under the Credit Agreement, which could have a material adverse impact to our business, financial condition and results of operation.

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

Provisions of our corporate charter documents and Delaware law, may dissuade potential acquirers, prevent the replacement or removal of our current management and may thereby affect the price of our common stock.

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

We are subject to the provisions of Section 203 of the Delaware General Corporation Law which prohibits a publicly-held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stock‐holder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, either alone or together with affiliates and associates, owns (or within the past three years did own) 15% or more of the corporation’s voting stock.

General Risk Factors

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.         PROPERTIES

The following table presents certain information relating to each of the Company’s design and manufacturing properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts	57,600	Company Owned	Fabrication, molding, test lab, clean room and warehousing
Newburyport, Massachusetts	183,000	Company Owned	Headquarters, fabrication, molding, tooling, test lab, clean room, warehousing and engineering
Huntsville, Alabama	9,000	6/30/2026	Engineering, design and fabrication
Grand Rapids, Michigan	255,260	Company Owned	Fabrication, molding, warehousing and engineering
Rancho Dominguez, California	56,000	11/14/2022	Fabrication, molding and engineering
Denver, Colorado	18,270	Company Owned	Fabrication and molding
Denver, Colorado	28,383	Company Owned	Fabrication, molding and engineering
Kissimmee, Florida	49,400	Company Owned	Fabrication, molding, test lab and engineering
El Paso, Texas	127,730	Company Owned	Warehousing, fabrication and molded fiber operations
Clinton, Iowa	60,000	Company Owned	Molded fiber operations and engineering
Clinton, Iowa	62,000	Company Owned	Molded fiber operations
Chicopee, Massachusetts	103,792	1/31/2023	Fabrication, molding, clean room and engineering

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

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “UFPT”. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2019 to December 31, 2020:

Year Ended December 31, 2019	High	Low
First Quarter	$37.58	$27.80
Second Quarter	42.87	34.05
Third Quarter	46.42	38.00
Fourth Quarter	50.00	38.22

Year Ended December 31, 2020	High	Low
First Quarter	$52.59	$30.80
Second Quarter	47.77	34.06
Third Quarter	48.77	37.39
Fourth Quarter	48.96	36.69

Number of Stockholders

As of March 4, 2021, there were 74 holders of record of the Company’s common stock.

Since many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2020 or 2019. The Company presently intends to retain all its earnings to provide funds for the operation of its business and strategic acquisitions, although it would consider paying cash dividends in the future. Any decision to pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, strategic plans, capital requirements, financial condition, provisions of the Company’s borrowing arrangements, applicable law and other factors the Company’s board of directors considers relevant.

Issuer Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. There was no share repurchase activity for the years ended December 31, 2020, 2019 and 2018. During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587 thousand.  At December 31, 2020, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6.         SELECTED FINANCIAL DATA

The following table summarizes the Company’s consolidated financial data for the periods presented. You should read the following financial information together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes to those financial statements appearing elsewhere in this Report. The selected statements of income data for the years ended December 31, 2020, 2019 and 2018 and the selected balance sheet data as of December 31, 2020 and 2019 , are derived from our audited consolidated financial statements, which are included elsewhere in this Report. The selected statements of income data for the years ended December 31, 2017 and 2016 and the selected balance sheet data at December 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements not included in this Report.

Selected Consolidated Financial Data:

	Years Ended December 31
	(in thousands, except per share data)
Consolidated Statements of Income data	2020	2019	2018	2017	2016
Net sales	$179,373	$198,381	$190,455	$147,843	$146,132
Gross profit	$44,684	$53,959	$48,308	$35,487	$34,650
Operating income	$16,732	$24,708	$19,612	$11,693	$12,237
Net income from consolidated operations	$13,369	$19,750	$14,311	$9,210	$7,970
Diluted earnings per common share	$1.77	$2.63	$1.93	$1.26	$1.10
Weighted average number of diluted common shares outstanding	7,568	7,516	7,430	7,337	7,275

	As of December 31
	(in thousands)
Consolidated Balance Sheets data	2020	2019	2018	2017	2016
Working capital	$56,727	$36,466	$34,968	$65,131	$60,291
Total assets	$203,204	$188,758	$189,598	$138,207	$127,934
Current installments of long-term debt	$-	$-	$2,857	$-	$856
Long-term debt, excluding current installments	$-	$-	$22,286	$-	$-
Total liabilities	$26,311	$26,767	$49,141	$14,495	$14,881
Total stockholders' equity	$176,893	$161,991	$140,457	$123,712	$113,053

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is an innovative designer and custom manufacturer of components, subassemblies, products and packaging utilizing highly specialized foams, films, and plastics primarily for the medical market. The Company manufactures its products by converting raw materials using laminating, molding, radio frequency and impulse welding and fabricating manufacturing techniques. The Company is diversified by also providing highly engineered products and components to customers in the aerospace and defense, automotive, consumer, electronics, and industrial markets. The Company consists of a single operating and reportable segment.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

As further summarized below, the COVID-19 pandemic has had, and we believe it will continue to have, negative effects on our business and financial results. In particular, sales for the Company for the year ended December 31, 2020 decreased 9.6% to $179.4 million from $198.4 million for the year ended December 31, 2019, primarily due to the impact on demand for product as a result of the COVID-19 pandemic. Gross margin decreased to 25.0% for the year ended December 31, 2020, from 27.2% in 2019. Operating income and net income for the year ended December 31, 2020 both decreased by 31.7%, respectively.

IMPACT OF COVID-19 ON OUR BUSINESS

Through much of 2020, COVID-19 spread across the country to areas in which our products are designed, manufactured, distributed or sold. The spread of COVID-19 and the response to it negatively impacted operating conditions for our business in 2020. Although we expect COVID-19 will continue to have negative impacts on our operating results in future periods, the magnitude and duration of the continuing impact is uncertain.

To stall the spread of COVID-19, authorities in states in which we do business implemented numerous measures, including social distancing guidelines, travel bans and restrictions, quarantines, curfews, stay-at-home orders, and business shutdowns. These measures have impacted and will likely further impact us, our customers, consumers, employees, suppliers and other third parties with whom we do business. It is uncertain how these and any future measures in response to the pandemic will impact our business, including whether and to what extent they will result in further changes in demand for our products or further increases in operating costs. The timing of distribution and the effectiveness of recently introduced vaccines is also uncertain. Our top priorities continue to be ensuring the health and safety of our workforce and serving our various constituencies with as little disruption as possible.

Our operations expose us to risks associated with the COVID-19 pandemic. The COVID-19 pandemic has impacted the cost of manufacturing our goods, including higher labor costs, maintenance costs and manufacturing inefficiencies due to employee absenteeism and significantly enhanced cleaning and sterilization. Elective medical procedures and exams have been delayed or canceled, there has been a significant reduction in physician office visits, and hospitals have postponed or canceled capital purchases. We believe that these responses negatively impacted demand for the Company’s components for medical devices. Additionally, many of our customers in the automotive markets experienced closures of their businesses in connection with the pandemic. Such closures negatively impacted the demand for our automobile component products particularly in the second quarter. Any continued reduced demand for our products, including reduced need for components for medical devices as well as continued economic uncertainty, could adversely and materially affect our business, financial condition and results of operations, as well as those of our customers.

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

In response to the economic uncertainties resulting from the COVID-19 pandemic, we initiated and at present are continuing certain cost-cutting measures, including restrictions on travel and labor cost reduction measures (including employee terminations).

Although the impact of the pandemic on our business and financial results will depend on future developments that are highly uncertain and cannot be predicted, and which may vary by market, we have a strong liquidity position, solid balance sheet, and access to capital which we expect will enable us to effectively manage through the COVID-19 pandemic.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments and estimated income tax payments that we expect to defer to future periods. Accordingly, the Company has deferred social security payments of approximately $1.6 million as of December 31, 2020. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate, or on our liquidity. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s Consolidated Statements of Income:

	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	75.1%	72.8%	74.6%
Gross profit	24.9%	27.2%	25.4%
Selling, general, and administrative expenses	15.3%	14.7%	14.5%
Loss on sale of fixed assets	0.3%	0.0%	0.0%
Acquisition costs	0.0%	0.0%	0.6%
Operating income	9.3%	12.5%	10.3%
Total other expense	0.2%	0.5%	0.7%
Income before taxes	9.1%	12.0%	9.6%
Income tax expense	1.6%	2.0%	2.1%
Net income from consolidated operations	7.5%	10.0%	7.5%

2020 Compared to 2019

Sales

Net sales decreased 9.6% to $179.4 million for the year ended December 31, 2020 from net sales of $198.4 million in 2019. The decrease in sales was primarily due to the impact on demand for product as a result of the COVID-19 pandemic. We believe that the cancellation or delay of elective medical procedures in connection with the COVID-19 pandemic has had a negative impact on the demand for the Company’s components for medical devices. We refer you to “Recent Developments—COVID-19” above for additional discussion of product demand.

Gross Profit

Gross profit as a percentage of sales (“Gross Margin”) decreased to 24.9% for the year ended December 31, 2020, from 27.2% in 2019. As a percentage of sales, material and direct labor costs collectively decreased approximately 2.2%, while overhead increased approximately 4.4%. The decrease in collective material and labor costs as a percentage of sales was primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives and an improvement in the overall book of business. The increase in overhead as a percentage of sales was primarily due to fixed overhead costs measured against decreased sales.

Selling, General and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) decreased approximately 6.0% to $27.5 million for the year ended December 31, 2020, from $29.3 million in 2019. As a percentage of sales, SG&A increased to 15.3%, from 14.7% in 2019. The decrease in SG&A was primarily due to decreases in compensation programs and company-wide travel and entertainment. The increase in SG&A as a percentage of sales was primarily due to relatively fixed SG&A expenses measured against lower sales.

Interest Income and Expense

Net interest expense was approximately $83 thousand and $674 thousand for the years ended December 31, 2020 and 2019, respectively. The decrease in net interest expense was primarily due to lower debt levels.

Other Expense

Other expense was approximately $366 thousand and $388 thousand for years ended December 31, 2020 and 2019, respectively. Other expense was primarily generated by changes in the fair value of the swap liability, which is driven by anticipated future interest rate changes as well as a declining notional amount.

Income Taxes

The Company recorded income tax expense, as a percentage of income before income tax expense, of 17.9% for the year ended December 31, 2020 compared to 16.5% for the same period in 2019. The increase in the effective tax rate for the current period as compared to the prior period was largely due to a lower anticipated effective tax rate in 2019 due to credits available for increased research activities. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense.

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

Cash Flows

Net cash provided by operations for the year ended December 31, 2020 was approximately $25.0 million and was primarily a result of net income generated of approximately $13.4 million, depreciation and amortization of approximately $8.3 million, loss on sale of fixed assets of approximately $0.5 million, share-based compensation of approximately $1.8 million, an increase in deferred taxes of approximately $0.1 million, a decrease in accounts receivable of approximately $2.2 million primarily due to lower sales in the last two months of 2020 as compared to 2019, a decrease in refundable income taxes of approximately $0.3 million, and an increase in other long-term liabilities of approximately $1.1 million due primarily to the deferral of employer social security tax payments in connection with the CARES Act. These cash inflows and adjustments to income were partially offset by an increase in inventory of approximately $0.4 million, an increase in prepaid expenses of approximately $0.3 million, and increase in other assets of approximately $0.1 million, a decrease in accounts payable and accrued expenses of approximately $1.2 million due to the timing of vendor payments in the ordinary course of business and reductions in accrued compensation, and a decrease in deferred revenue of approximately $0.7 million.

Net cash used in investing activities during the year ended December 31, 2020 was approximately $4.3 million and was primarily the result of additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash used for financing activities was approximately $0.3 million for the year ended December 31, 2020, resulting from payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $0.8 million, partially offset by net proceeds received upon stock options exercises of approximately $0.5 million.

Outstanding and Available Debt

As of December 31, 2020, under the Company’s Restated Credit Agreement (as described below), the Company had (i) outstanding $0.7 million in standby letters of credit, drawable as a financial guarantee on worker’s compensation insurance policies and (ii) no other amounts outstanding.

On February 1, 2018, the Company, as the borrower, entered into an unsecured $70 million Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer, and certain other lenders from time to time party thereto. The Amended and Restated Credit Agreement amended and restated the Company’s prior credit agreement.

On December 31, 2020, the Company, as the borrower, and Bank of America, N.A., as administrative agent and sole lender, entered into a First Amendment (the “First Amendment”) to the Company’s Amended and Restated Credit Agreement, dated February 1, 2018 (as amended, the “Restated Credit Agreement”).

The First Amendment amended the Restated Credit Agreement by (i) extending the scheduled maturity date from February 1, 2023 to December 31, 2025, and (ii) creating procedures and guidelines for establishing a successor benchmark rate if LIBOR ceases to be available during the term of the revolving credit facility. The Restated Credit Agreement called for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. The First Amendment calls for interest of LIBOR plus a margin that ranges from 1.25% to 1.75% or, at the discretion of the Company, the bank’s prime rate plus a margin that ranges from zero to 0.25%. In both cases the applicable margin remains dependent upon Company performance. The First Amendment also added certain representations and covenants concerning compliance by the Company with legal requirements.

The credit facilities under the Restated Credit Agreement consist of a $20 million unsecured term loan to the Company and an unsecured revolving credit facility, under which the Company may borrow up to $50 million. The proceeds of the Restated Credit Agreement may be used for general corporate purposes, as well as permitted acquisitions. The Company’s obligations under the Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

Under the Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments. As of December 31, 2020, the applicable interest rate was approximately 1.15% and the Company was in compliance with all covenants under the Restated Credit Agreement.

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

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations exposed the Company to variability in interest payments due to changes in interest rates. The Company believed that it was prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modified the Company’s interest rate exposure by converting the term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was $11,428,568 at December 31, 2020. The fair value of the swap as of December 31, 2020 was approximately $(465) thousand and is included in other liabilities. Changes in the fair value and net cash settlement amounts related to the swap are recorded in other expense and resulted in expense of approximately $366 thousand and $388 thousand during the years ended December 31, 2020 and 2019, respectively.

As the Company has paid the remaining balance of the term loan in its entirety, there is no longer underlying debt to hedge against with the swap. The changes in the fair value of the swap will continue to be accounted for as a financial instrument until the sooner of the time that the Company elects to cancel it or until its maturity.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its amended and restated credit facility. The Company generated cash of approximately $25.0 million in operations during the year ended December 31, 2020; however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and draws on the revolving credit facility are possible. Further, the continued economic uncertainty resulting from the COVID-19 pandemic could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

Throughout fiscal 2021, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants. The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business. The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

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

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. There were no share repurchases during the years ended December 31, 2020, 2019, and 2018. At December 31, 2020, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Critical Accounting Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including those listed below, on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions, both in general and specifically in relation to the packaging and component product industries, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

●

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

●

The projected terminal value which reflects the total present value of projected cash flows beyond the last period in the DCF. This value reflects a growth rate for the reporting unit, which is approximately the same growth rate of expected inflation into perpetuity.

●	The discount rate determined using a Weighted Average Cost of Capital method (“WACC”), which considered market and industry data as well as Company-specific risk factors.

●	Selection of guideline public companies which are similar in size and market capitalization to each other and to the Company.

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

The Company’s annual impairment testing date is December 31. The Company performed a qualitative assessment (“step 0”) as of December 31, 2020 and 2019 and determined that it was more likely than not that the fair value of its reporting unit exceeded its’ carrying amount. As a result, the Company is not required to proceed to a “step 1” impairment assessment. Factors considered included the 2018 step 1 analysis and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market cap, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability.

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

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2020, the Company’s cash and cash equivalents consisted of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. Interest under the Company’s credit facility with Bank of America, N.A. calls for interest of LIBOR plus a margin that ranges from 1.25% to 1.75% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. Therefore, future operations could be affected by interest rate changes. As of December 31, 2020, the applicable interest rate was approximately 1.15%. The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates. In connection with this credit facility, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modified the Company’s interest rate exposure by converting the term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2020, has been audited by Grant Thornton LLP, an independent registered public accounting firm, who also audited the Company’s consolidated financial statements. Grant Thornton’s attestation report on the Company’s internal control over financial reporting is included herein.

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

3.03	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 12, 2020 (SEC File No. 001-12648)).
3.04

Certificate of Amendment to Certificate of Incorporation of UFP Technologies, Inc., dated June 10, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 12, 2020 (SEC File No. 001-12648)).

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

Number	Description of Exhibit
10.08	Form of 2016 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #
10.09	Form of 2016 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2016 (SEC File No. 001-12648)). #
10.10	Form of 2017 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017 (SEC File No. 001-12648)). #
10.11	Form of 2017 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 27, 2017 (SEC File No. 001-12648)). #
10.12	Form of 2018 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2018 (SEC File No. 001-12648)). #
10.13	Form of 2018 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2018 (SEC File No. 001-12648)). #
10.14	Form of 2019 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2019 (SEC File No. 001-12648)). #
10.15	Form of 2019 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2019 (SEC File No. 001-12648)). #
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
10.18

Form of 2020 Non-Qualified Stock Option Agreement under the 2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on August 7, 2020 (SEC File No. 001-12648)). #

10.19

Form of 2020 Stock Unit Award Agreement under the 2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on August 7, 2020 (SEC File No. 001-12648)). #

10.20

First Amendment to Facility Lease between the Company and Susana Property Co. dated July 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC on August 9, 2017 (SEC File No. 001-12648)).

Number	Description of Exhibit
10.21

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

10.24

Lease dated as of February 1, 2018, by and between Eric C. Stahl and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on March 16, 2018 (SEC File No. 001-12648)).

10.25	Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 10, 2018 (SEC File No. 001-12648)) #
10.26	Form of 2020 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2020 (SEC File No. 001-12648)). #
10.27	Form of 2020 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2020 (SEC File No. 001-12648)). #
10.28

First Amendment to Amended and Restated Credit Agreement, dated December 31, 2020, by and among, the Company, the guarantors and Bank of America, N.A., as administrative agent and sole lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2021 (SEC File No. 001-12648)).

10.29	Form of 2021 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021 (SEC File No. 001-12648)). #
10.30	Form of 2021 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021 (SEC File No. 001-12648)). #
21.01	Subsidiaries of the Company. *
23.01	Consent of Grant Thornton LLP. *

Number	Description of Exhibit
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	Inline XBRL Instance Document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document. *
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. *
101.LAB	Inline XBRL Taxonomy Label Linkbase Document. *
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.

ITEM 16.         Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date:	March 12, 2021	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 12, 2021
R. Jeffrey Bailly	President, and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Senior Vice President,	March 12, 2021
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Daniel C. Croteau	Director	March 12, 2021
Daniel C. Croteau

/s/ Cynthia Feldmann	Director	March 12, 2021
Cynthia Feldmann

/s/ Marc Kozin	Director	March 12, 2021
Marc Kozin

/s/ Thomas Oberdorf	Director	March 12, 2021
Thomas Oberdorf

/s/ Robert W. Pierce, Jr.	Director	March 12, 2021
Robert W. Pierce, Jr.

/s/ Lucia Luce Quinn	Director	March 12, 2021
Lucia Luce Quinn

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2020 and 2019

And for the Years Ended December 31, 2020, 2019 and 2018

With Reports of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UFP Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, included the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2021 expressed an unqualified opinion.

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

Critical audit maters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Boston, Massachusetts

March 12, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UFP Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of UFP Technologies (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 12, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 12, 2021

UFP TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$24,234	$3,743
Receivables, net	26,428	28,648
Inventories	18,642	18,276
Prepaid expenses	2,560	2,304
Refundable income taxes	-	279
Total current assets	71,864	53,250
Property, plant and equipment	118,388	116,089
Less accumulated depreciation and amortization	(64,633)	(59,350)
Net property, plant and equipment	53,755	56,739
Goodwill	51,838	51,838
Intangible assets, net	19,718	20,975
Non-qualified deferred compensation plan	3,724	2,775
Finance lease right of use assets	100	-
Operating lease right of use assets	2,052	3,034
Other assets	153	147
Total assets	$203,204	$188,758
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,121	$4,577
Accrued expenses	7,944	8,483
Deferred revenue	1,887	2,574
Finance lease liabilities	15	-
Operating lease liabilities	1,154	1,150
Income taxes payable	16	-
Total current liabilities	15,137	16,784
Deferred income taxes	5,057	4,921
Non-qualified deferred compensation plan	3,810	2,788
Finance lease liabilities	86	-
Operating lease liabilities	950	1,940
Other liabilities	1,271	334
Total liabilities	26,311	26,767
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,529,625 and 7,500,066 shares issued and outstanding, respectively at December 31, 2020; and 7,475,768 and 7,446,209 shares issued and outstanding, respectively, at December 31, 2019	75	74
Additional paid-in capital	32,484	30,952
Retained earnings	144,921	131,552
Treasury stock at cost, 29,559 shares at December 31, 2020 and 2019	(587)	(587)
Total stockholders' equity	176,893	161,991
Total liabilities and stockholders' equity	$203,204	$188,758

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018

Net sales	$179,373	$198,381	$190,455
Cost of sales	134,689	144,422	142,147
Gross profit	44,684	53,959	48,308
Selling, general, and administrative expenses	27,493	29,251	27,654
Acquisition costs	-	-	1,089
Loss (gain) on disposal of property, plant and equipment	459	-	(47)
Operating income	16,732	24,708	19,612
Interest income	-	-	47
Interest expense	(83)	(674)	(1,320)
Other (expense) income	(366)	(388)	64
Income before income tax provision	16,283	23,646	18,403
Income tax expense	2,914	3,896	4,092
Net income	$13,369	$19,750	$14,311
Net income per common share outstanding:
Basic	$1.79	$2.66	$1.95
Diluted	$1.77	$2.63	$1.93
Weighted average common shares outstanding:
Basic	7,484	7,424	7,347
Diluted	7,568	7,516	7,430

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020, 2019 and 2018

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2017	7,280	$73	$26,664	$97,562	30	$(587)	$123,712

Share-based compensation	31	-	1,212	-	-	-	1,212
Exercise of stock options	79	1	1,269	-	-	-	1,270
Net share settlement of restricted stock units	(5)	-	(144)	-	-	-	(144)
Excess tax benefits on share-based
compensation - adjustment	-	-	167	-	-	-	167
ASC 606 adjustments	-	-	-	(71)	-	-	(71)
Net income	-	-	-	14,311	-	-	14,311

Balance at December 31, 2018	7,385	$74	$29,168	$111,802	30	$(587)	$140,457

Share-based compensation	29	-	1,591	-	-	-	1,591
Exercise of stock options	45	-	705	-	-	-	705
Net share settlement of restricted stock units	(13)	-	(512)	-	-	-	(512)
Net income	-	-	-	19,750	-	-	19,750

Balance at December 31, 2019	7,446	$74	$30,952	$131,552	30	$(587)	$161,991

Share-based compensation	43	1	1,806	-	-	-	1,807
Exercise of stock options	26	-	474	-	-	-	474
Net share settlement of restricted stock units	(15)	-	(748)	-	-	-	(748)
Net income	-	-	-	13,369	-	-	13,369

Balance at December 31, 2020	7,500	$75	$32,484	$144,921	30	$(587)	$176,893

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income from consolidated operations	$13,369	$19,750	$14,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,268	8,172	7,831
Loss (gain) on sales of property, plant and equipment	459	-	(47)
Share-based compensation	1,807	1,591	1,212
Interest expense on finance leases	2	-	-
Deferred income taxes	136	792	1,881
Changes in operating assets and liabilities:
Receivables, net	2,220	(327)	(2,556)
Inventories	(366)	1,300	(2,295)
Prepaid expenses	(256)	(98)	(249)
Refundable income taxes	295	2,006	(1,268)
Other assets	(73)	110	(76)
Accounts payable	(681)	(2,472)	1,113
Accrued expenses	(539)	25	1,472
Deferred revenue	(687)	67	35
Non-qualified deferred compensation plan and other liabilities	1,083	313	(44)
Net cash provided by operating activities	25,037	31,229	21,320

Cash flows from investing activities:
Additions to property, plant and equipment	(4,368)	(5,778)	(5,428)
Acquisition of Dieletrics, net of cash acquired	-	-	(76,978)
Proceeds from sale of property, plant and equipment	107	4	77
Net cash used in investing activities	(4,261)	(5,774)	(82,329)

Cash flows from financing activities:
Proceeds from advances on revolving line of credit	5,500	-	36,000
Payments on revolving line of credit	(5,500)	(8,000)	(28,000)
Proceeds from the issuance of long-term debt	-	-	20,000
Principal repayment of long-term debt	-	(17,143)	(2,857)
Principal payments on finance lease obligations	(11)	-	-
Proceeds from the exercise of stock options	474	705	1,270
Payment of statutory withholding for restricted stock units vested	(748)	(512)	(144)
Net cash (used in) provided by financing activities	(285)	(24,950)	26,269

Net change in cash and cash equivalents	20,491	505	(34,740)
Cash and cash equivalents at beginning of year	3,743	3,238	37,978
Cash and cash equivalents at end of year	$24,234	$3,743	$3,238

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

UFP Technologies, Inc. (“the Company”) is an innovative designer and custom manufacturer of components, subassemblies, products and packaging utilizing highly specialized foams, films, and plastics primarily for the medical market. The Company manufactures its products by converting raw materials using laminating, molding, radio frequency and impulse welding and fabricating manufacturing techniques. The Company is diversified by also providing highly engineered products and components to customers in the aerospace and defense, automotive, consumer, electronics, and industrial markets. The Company consists of a single operating and reportable segment.

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

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2020 and 2019, the Company did not have any cash equivalents.

The Company maintains its cash in bank deposit accounts that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts and does not believe it is exposed to any significant custodial credit risk on cash. The amounts contained within the Company’s main operating accounts at Bank of America and TD Bank at December 31, 2020, exceed the federal depository insurance limit by approximately $26.1 million.

(f)	Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectable. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2020.

(g)	Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method.

The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2020.

(h)	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, if shorter.

Estimated useful lives of property, plant, and equipment are as follows:

Leasehold improvements	Shorter of estimated useful life or remaining lease term (years)
Buildings and improvements	20 - 40
Machinery & equipment	7 - 15
Furniture, fixtures, computers & software	3 - 7

Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. No events or changes in circumstances arose during the year ended December 31, 2020 that required management to perform an impairment analysis.

(i)	Goodwill

Goodwill is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company consists of a single reporting unit. The Company last performed “step 1” of the goodwill impairment test as of December 31, 2018. In testing goodwill for impairment at December 31, 2018, the Company primarily utilized the guideline public company (“GPC”) method under the market approach and the discounted cash flows method (“DCF”) under the income approach to determine the fair value of the reporting unit for purposes of testing the reporting unit’s carrying value of goodwill for impairment. The GPC method derives a value by generating a multiple of EBITDA through the comparison of the Company to similar publicly traded companies. The DCF approach derives a value based on the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one that a prudent investor would require before making an investment in our equity securities. The key assumptions used in our approach included:

●

The reporting unit’s estimated financials and five-year projections of financial results, which were based on strategic plans and long-range forecasts. Sales growth rates represent estimates based on current and forecasted sales mix and market conditions. The profit margins were projected based on historical margins, projected sales mix, current expense structure and anticipated expense modifications.

●

The projected terminal value which reflects the total present value of projected cash flows beyond the last period in the DCF. This value reflects a growth rate for the reporting unit, which is approximately the same growth rate of expected inflation into perpetuity.

●

The discount rate determined using a Weighted Average Cost of Capital method (“WACC”), which considered market and industry data as well as Company-specific risk factors.
Selection of guideline public companies which are similar in size and market capitalization to each other and to the Company.

As of December 31, 2018, based on calculations under the above noted approach, the fair value of the reporting unit significantly exceeded the carrying value of the reporting unit. In performing these calculations, management used its most reasonable estimates of the key assumptions discussed above. If the Company’s actual operating results and/or the key assumptions utilized in management’s calculations differ from our expectations, it is possible that a future impairment charge may be necessary.

The Company’s annual impairment testing date is December 31. The Company performed a qualitative assessment (“step 0”) as of December 31, 2020 and 2019 and determined that it was more likely than not that the fair value of its reporting unit exceeded its’ carrying amount. As a result, the Company was not required to proceed to a “step 1” impairment assessment. Factors considered included the 2018 step 1 analysis and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market cap, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability.

Approximately $48.3 million of goodwill is deductible or has been fully deducted for tax purposes.

(j)	Intangible Assets

Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 20 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. No events or changes in circumstances arose during the year ended December 31, 2020 that required management to perform an impairment analysis.

(k)	Revenue Recognition

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

When accounting for equity instruments exchanged for employee services, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Forfeitures are expensed as they occur. The Company issues share-based awards through several plans that are described in detail below.

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

Two types of equity awards may be granted to participants under the Plan: restricted shares or other stock awards. Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events. Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of common stock. Such awards may include Restricted Stock Unit Awards (“RSUs”), unrestricted or restricted stock, incentive and non-qualified stock options, performance shares, or stock appreciation rights. The Company determines the form, terms, and conditions, if any, of any awards made under the Plan. The maximum contractual term of options issued under this plan is 5 years.

Through December 31, 2020, 1,275,035 shares of common stock have been issued under the 2003 Incentive Plan, none of which have been restricted. An additional 88,412 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies. The Company has also granted awards in the form of stock options under this Plan. Through December 31, 2020, 185,000 options have been granted and 10,000 options are outstanding. At December 31, 2020, 800,834 shares or options are available for future issuance in the 2003 Incentive Plan.

Director Plan

Effective July 15, 1998, the Company adopted the 1998 Director Plan, which was amended and renamed on June 3, 2009 as the 2009 Non-Employee Director Stock Incentive Plan (the “Director Plan”). The Director Plan was amended on March 7, 2013, to (i) prohibit the repricing of stock options or other equity awards without the consent of the Company’s shareholders, and (ii) prohibit the Company from buying out underwater stock options. The Director Plan, as amended, provides for the issuance of stock options and other equity-based securities to non-employee members of the Company’s board of directors. The maximum contractual term of options issued under this plan is 10 years.

Through December 31, 2020, 379,918 options have been granted and 84,513 options are outstanding. For the year ended December 31, 2020, 4,776 RSUs are being reserved for outstanding grants of RSUs and 59,980 shares remained available to be issued under the Director Plan.

(m)	Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales. Amounts charged to customers pertaining to these costs are included in net sales.

(n)	Income Taxes

The Company’s income taxes are accounted for under the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry‐forwards. Deferred tax expense or benefit results from the net change during the year in deferred tax assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company accounts for treasury stock under the cost method, using the first-in, first out flow assumption, and includes treasury stock as a component of stockholders’ equity. The Company did not repurchase any shares of common stock during the years ended December 31, 2020, 2019 and 2018.

(q)	Research and Development

On a routine basis, the Company incurs costs related to research and development activity. These costs are expensed as incurred. Approximately $8.2 million, $8.8 million and $10.5 million were expensed in the years ended December 31, 2020, 2019 and 2018, respectively.

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to our customers (in thousands) (See Note 17 for further information regarding net sales by market):

	Years Ended December 31,
	2020	2019	2018
Net sales of:
Products	$172,299	$193,016	$183,186
Tooling and machinery	2,787	2,730	4,302
Engineering services	4,287	2,635	2,967
Total net sales	$179,373	$198,381	$190,455

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has deferred revenue (contract liabilities) included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the years ended December 31, 2020 and 2019 (in thousands):

	Contract Liabilities
	Years Ended
	December 31,
	2020	2019

Deferred revenue - beginning of period	$2,574	$2,507
Increases due to consideration received from customers	2,673	3,216
Revenue recognized	(3,360)	(3,149)
Deferred revenue - end of period	$1,887	$2,574

Revenue recognized during the years ended December 31, 2020 and 2019 from amounts included in deferred revenue at the beginning of the period were approximately $1.7 million and $1.7 million, respectively.

When invoicing occurs after revenue recognition, the Company has unbilled receivables (contract assets) included within “receivables” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract assets for the years ended December 31, 2020 and 2019 (in thousands):

	Contract Assets
	Years Ended
	December 31,
	2020	2019

Unbilled Receivables - beginning of period	$72	$65
Increases due to revenue recognized - not invoiced to customers	3,147	831
Decreases due to customer invoicing	(2,948)	(824)
Unbilled Receivables - end of period	$271	$72

(3)	Supplemental Cash Flow Information

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cash paid for:
Interest	$71	$664	$1,303
Income taxes, net of refunds	$2,481	$1,255	$3,463

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$225	$213	$218

(4)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	December 31,
	2020	2019
Accounts receivable–trade	$26,912	$29,134
Less allowance for credit losses	(484)	(486)
Receivables, net	$26,428	$28,648

Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (ASC 326) which is required to be applied by means of a cumulative-effect adjustment to the opening retained earnings balance as of the adoption date. This ASU replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables and contract assets. The amendment requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due, which were not considered under the previous accounting guidance. There was no impact to the Company’s opening retained earnings or its consolidated balance sheet upon adoption and as a result, the balances presented for December 31, 2019, which were derived under the incurred loss model are comparable to December 31, 2020.

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default due, in part, to their financial condition. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. Estimates based on an assessment of anticipated payment and all other historical, current and future information that is reasonably available are used to determine the allowance.

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the years ended December 30, 2020 and 2019 (in thousands):

	Allowance for Credit Losses
	Year Ended December 31,
	2020	2019
Allowance - beginning of period	$486	$564
Provision for (reversal of) expected credit losses	13	(52)
Amounts written off against the allowance, net of recoveries	(15)	(26)
Allowance - end of period	$484	$486

(5)	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$12,229	$10,540
Work in process	1,991	2,279
Finished goods	4,422	5,457
Total Inventory	$18,642	$18,276

(6)	Other Intangible Assets

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2020 and 2019 are as follows (in thousands):

December 31, 2020	Tradename & Brand	Non- Compete	Customer List	Total
Estimated useful life	10 years	5 years	20 years
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(107)	(270)	(3,289)	$(3,666)
Net balance	$260	$192	$19,266	$19,718

December 31, 2019	Tradename & Brand	Non-Compete	Customer List	Total
Estimated useful life	10 years	5 years	20 years
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(70)	(177)	(2,162)	$(2,409)
Net balance	$297	$285	$20,393	$20,975

Amortization expense related to intangible assets was approximately $1.3 million, $1.3 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The estimated remaining amortization expense as of December 31, 2020 is as follows (in thousands):

2021	1,257
2022	1,257
2023	1,172
2024	1,164
2025	1,164
Thereafter	13,704
Total	$19,718

(7)	Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2020	2019
Land and improvements	$3,191	$3,191
Buildings and improvements	36,017	35,502
Leasehold improvements	3,160	3,022
Machinery & equipment	67,880	66,438
Furniture, fixtures, computers & software	6,135	6,414
Construction in progress	2,005	1,522
	$118,388	$116,089

Depreciation and amortization expense of Property, Plant and Equipment for the years ended December 31, 2020, 2019, and 2018, were approximately $7.0 million, $6.9 million and $6.6 million, respectively.

(8)	Indebtedness

On February 1, 2018, the Company, as the borrower, entered into an unsecured $70 million Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer, and certain other lenders from time to time party thereto. The Amended and Restated Credit Agreement amended and restated the Company’s prior credit agreement.

On December 31, 2020, the Company, as the borrower, and Bank of America, N.A., as administrative agent and sole lender, entered into a First Amendment (the “First Amendment”) to the Company’s Amended and Restated Credit Agreement, dated February 1, 2018 (as amended, the “Restated Credit Agreement”).

The First Amendment amended the Restated Credit Agreement by (i) extending the scheduled maturity date from February 1, 2023 to December 31, 2025, and (ii) creating procedures and guidelines for establishing a successor benchmark rate if LIBOR ceases to be available during the term of the revolving credit facility. The Restated Credit Agreement called for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. The First Amendment calls for interest of LIBOR plus a margin that ranges from 1.25% to 1.75% or, at the discretion of the Company, the bank’s prime rate plus a margin that ranges from zero to 0.25%. In both cases the applicable margin remains dependent upon Company performance. The First Amendment also added certain representations and covenants concerning compliance by the Company with legal requirements.

The credit facilities under the Restated Credit Agreement consist of a $20 million unsecured term loan to the Company and an unsecured revolving credit facility, under which the Company may borrow up to $50 million. The proceeds of the Restated Credit Agreement may be used for general corporate purposes, as well as permitted acquisitions. The Company’s obligations under the Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

Under the Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments. As of December 31, 2020, there were $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. As of December 31, 2020, there were no amounts outstanding, the applicable interest rate was approximately 1.15% and the Company was in compliance with all financial covenants under the Restated Credit Agreement.

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

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations exposed the Company to variability in interest payments due to changes in interest rates. The Company believed that it was prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modified the Company’s interest rate exposure by converting the term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was $11,428,568 at December 31, 2020. The fair value of the swap as of December 31, 2020 was approximately $(465) thousand and is included in other liabilities. Changes in the fair value and net cash settlement amounts related to the swap are recorded in other expense and resulted in expense of approximately $366 thousand and $388 thousand during the years ended December 31, 2020 and 2019, respectively.

As the Company has paid the remaining balance of the term loan in its entirety, there is no longer underlying debt to hedge against with the swap. The changes in the fair value of the swap will continue to be accounted for as a financial instrument until the sooner of the time that the Company elects to cancel it or until its maturity.

(9)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2020	2019
Compensation	$2,443	$3,961
Benefits / self-insurance reserve	921	1,033
Paid time off	1,538	1,315
Short-term portion of deferred payroll tax	810	-
Other	2,232	2,174
	$7,944	$8,483

(10)	Income Tax

The Company’s income tax provision for the years ended December 31, 2020, 2019 and 2018 consists of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current
Federal	$2,223	$2,920	$1,772
State	555	184	439
	2,778	3,104	2,211
Deferred
Federal	(28)	485	1,917
State	164	307	(36)
	136	792	1,881

Total income tax provision	$2,914	$3,896	$4,092

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Reserves	$351	$362
Inventory capitalization	550	396
Compensation programs	802	578
Equity-based compensation	524	403
Lease liability	567	795
Intangible assets	-	73
State tax credits, net of federal impact	123	274
Gross deferred tax assets	2,917	2,881
Valuation allowance	(64)	(136)
Net deferred tax assets	2,853	2,745

Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(4,527)	(4,877)
Goodwill	(2,795)	(2,008)
Right of use asset	(554)	(781)
Intangible assets	(34)	-
Total deferred tax liabilities	(7,910)	(7,666)
Net long-term deferred tax liabilities	$(5,057)	$(4,921)

The amounts recorded as deferred tax assets as of December 31, 2020 and 2019, represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company has gross deferred tax assets of approximately $2.9 million at December 31, 2020, that it believes are more likely than not to be realized in the carryforward period. Management reviews the recoverability of deferred tax assets during each reporting period. The Company has provided a valuation allowance of approximately $64 thousand for deferred tax assets (net of federal tax benefit), primarily related to tax credits generated in its 2019 and 2018 Massachusetts state income tax return that are being carried forward to future periods. The Company is uncertain as to whether it will have sufficient future taxable income in Massachusetts to utilize the credits prior to their expiration date. The valuation allowance against the Company’s deferred tax assets may require adjustments in the future based on changes in the mix of temporary difference, changes in tax laws, and operating performance.

The Company has approximately $156 thousand of tax credit carryforwards related to one state jurisdiction that expire between 2021 and 2034.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 21% to income before income tax expense as follows:

	Years Ended December 31,
	2020	2019	2018
Computed “expected” tax rate	21%	21%	21%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	4.2	1.8	2.8
Meals and entertainment	0.1	0.2	0.2
Tax credits	(7.2)	(6.2)	(1.9)
Non-deductible ISO stock option expense	-	-	0.1
Unrecognized tax benefits	-	(0.7)	-
Excess tax benefits on equity awards	(1.2)	(0.7)	(1.3)
Excess compensation	0.8	0.6	0.8
Other	0.2	0.4	0.5
Change in valuation allowance	-	0.1	-
Effective tax rate	17.9%	16.5%	22.2%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by any state for income taxes with the exception of returns filed in Michigan which have been audited through 2004, income tax returns filed in Massachusetts which have been audited through 2007, income tax returns filed in Florida which have been audited through 2019, income tax returns filed in New Jersey which have been audited through 2012, and income tax returns in Colorado which have been audited through 2017. Certain tax credits in Iowa are currently being audited for the year 2018. Federal and state tax returns for the years 2016 through 2019 remain open to examination by the IRS and various state jurisdictions.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) resulting from uncertain tax positions is as follows (in thousands):

	December 31,
	2020	2019
Gross UTB balance at beginning of fiscal year	$-	$150
Reductions for tax positions of prior years	-	(150)
Gross UTB balance at end of fiscal year	$-	$-

At December 31, 2018, all of the unrecognized tax benefits related to tax returns of a specific state jurisdiction that were under examination. In January, 2019 the Company came to an agreement with the state and in February, 2019 the Company received a check in the amount of $156,000 as settlement of the unrecognized tax benefits.

(11)	Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute both basic and diluted income per share consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Basic weighted average common shares outstanding during the year	7,484	7,424	7,347
Weighted average common equivalent shares due to stock options and restricted stock units	84	92	83
Diluted weighted average common shares outstanding during the year	7,568	7,516	7,430

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

For the years ended December 31, 2020, 2019 and 2018, the number of stock awards excluded from the computation was 14,892, 16,536 and 10,344, respectively.

(12)	Share-Based Compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Share-based compensation is included in selling, general & administrative expenses as follows (in thousands):

	Years Ended December 31,
Share-based compensation related to:	2020	2019	2018
Common stock grants	$400	$400	$505
Stock option grants	232	151	149
Restricted Stock Unit awards	1,175	1,040	558
Total share-based compensation	$1,807	$1,591	$1,212

The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $734 thousand, $653 thousand and $544 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

Common stock grants

The compensation expense for common stock granted during the three-year period ended December 31, 2020, was determined based on the market price of the shares on the date of grant.

Stock option grants

The compensation expense for stock options granted during the three-year period ended December 31, 2020, was determined as the fair value of the options using the Black Scholes valuation model. The assumptions are noted as follows:

	Years Ended December 31,
	2020	2019	2018
Expected volatility	32.8%	28.9%	27.7%
Expected dividends	None	None	None
Risk-free interest rate	0.3%	2.3%	2.7%
Exercise price	$43.95	$38.61	$31.20
Expected term (years)	6.1	6.0	6.0
Weighted-average grant date fair value	$14.10	$12.70	$10.15

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

The following is a summary of stock option activity for the year ended December 31, 2020:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding December 31, 2019	105,614	$25.34
Granted	14,892	43.95
Exercised	(25,993)	18.24
Outstanding December 31, 2020	94,513	$30.22	6.03	$1,548
Exercisable at December 31, 2020	79,621	$27.66	5.39	$1,508
Vested and expected to vest at December 31, 2020	94,513	$30.22	6.03	$1,548

During the years ended December 31, 2020, 2019 and 2018, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $0.8 million, $1.0 million and $1.2 million, respectively, and the total amount of consideration received from the exercise of these options was approximately $0.5 million, $0.7 million and $1.3 million, respectively. At its discretion, the Company allows option holders to surrender previously-owned common stock in lieu of paying the exercise price and withholding taxes. During the years ended December 31, 2020, 2019 and 2018, no shares were surrendered for this purpose.

Restricted Stock Unit awards (“RSU’s”)

The Company grants RSUs to its directors, executive officers and employees. The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company. Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s closing stock price, and is charged, to expense ratably during the service period. No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested.

The following table summarizes information about stock unit award activity during the year ended December 31, 2020:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2019	113,866	$28.36
Awarded	25,312	48.83
Shares vested	(34,485)	28.95
Forfeitures	(11,506)	35.49
Outstanding at December 31, 2020	93,187	$35.03

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the year ended December 31, 2020, 11,423 shares were redeemed for this purpose at an average market price of $49.91. During the years ended December 31, 2019 and 2018, 8,341 and 5,238 shares were redeemed for this purpose at an average market price of $33.69 and $27.60, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2020, vest (in thousands):

	Options	Restricted Stock Units	Total
2021	$93	$983	$1,076
2022	-	588	588
2023	-	262	262
2024	-	23	23
Total	$93	$1,856	$1,949

(13)	Leases

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

	Year Ended
	December 31,
	($ in thousands)
	2020	2019
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$10	$-
Interest on lease liabilities	2	-
Operating lease cost	1,207	1,222
Variable lease cost	215	219
Short-term lease cost	28	27
Total lease cost	$1,462	$1,468

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,212	$1,208
Financing cash flows from finance leases	11	-
ROU assets obtained in exchange for finance lease obligations	110	-

Weighted-average remaining lease term (years):
Finance	6.33	-
Operating	1.78	2.69
Weighted-average discount rate:
Finance	2.26%	-
Operating	4.37%	4.45%

The aggregate future lease payments for leases as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020		December 31, 2019
	Finance	Operating	Operating
2021	$17	$1,177	$1,173
2022	17	973	1,118
2023	17	38	957
2024	17	-	36
2025	17	-	-
Thereafter	23	-	-
Total lease payments	108	2,188	3,284
Less: Interest	(7)	(84)	(194)
Present value of lease liabilities	$101	$2,104	$3,090

Rent expense amounted to approximately $1.3 million, $1.2 million and $1.2 million in 2020, 2019 and 2018, respectively.

(14)	Commitments and Contingencies

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

The Company maintains a profit-sharing plan for eligible employees. Contributions to the Plan are made in the form of matching contributions to employee 401(k) deferrals, as well as discretionary profit-sharing amounts determined by the Board of Directors to be funded by March 15 following each fiscal year. Contributions to the Plan were approximately $0.9 million, $1.0 million and $1.1 million for the years 2020, 2019 and 2018, respectively.

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

The compensation withheld from Plan participants, together with gains or losses determined by the participants’ deferral elections is reflected as a deferred compensation obligation to participants and is classified within the liabilities section in the accompanying balance sheets. At December 31, 2020 and 2019, the balance of the deferred compensation liability totaled approximately $3.8 million and $2.8 million, respectively. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are classified within the other assets section of the accompanying balance sheets and are accounted for based on the underlying cash surrender values of the policies and totaled approximately $3.7 million and $2.8 million as of December 31, 2020 and 2019, respectively.

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

Level 2	December 31, 2020	December 31, 2019
Liabilities:
Derivative financial instruments	$465	$325

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

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the years ended December 31, 2020, 2019 and 2018. At December 31, 2020 and 2019, one customer represented approximately 13.3% and 13.9% of gross accounts receivable, respectively. A vast majority of the Company’s assets are located in the United States.

The Company’s custom products are primarily sold to customers within the Medical, Consumer, Automotive, Aerospace & Defense, Industrial, and Electronics markets. Sales by market for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020		2019		2018
Market	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$120,206	67.0%	$128,915	65.0%	$110,282	57.9%
Consumer	18,263	10.2%	17,669	8.9%	24,989	13.1%
Automotive	14,607	8.1%	20,004	10.1%	20,022	10.5%
Aerospace & Defense	12,624	7.0%	13,778	6.9%	13,130	6.9%
Industrial	7,601	4.2%	9,607	4.8%	10,579	5.6%
Electronics	6,072	3.4%	8,408	4.2%	11,453	6.0%
Net Sales	$179,373	100%	$198,381	100%	$190,455	100%

(18)	Quarterly Financial Information (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share data):

2020	Q1	Q2	Q3	Q4
Net sales	$48,277	$42,644	$43,299	$45,153
Gross profit	12,823	9,949	10,528	11,384
Net income	3,891	2,318	2,988	4,172
Basic net income per share	0.52	0.31	0.0	0.56
Diluted net income per share	0.52	0.31	0.0	0.55

2019	Q1	Q2	Q3	Q4
Net sales	$47,328	$51,399	$49,394	$50,260
Gross profit	12,497	14,371	13,321	13,770
Net income	3,734	4,598	5,641	5,777
Basic net income per share	0.0	0.62	0.76	0.78
Diluted net income per share	0.0	0.62	0.75	0.77

(19)	Acquisition

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

The following table contains an unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2018, as if the Dielectrics acquisition had occurred at the beginning of the period (in thousands):

Year Ended
December 31,
2018
(Unaudited)
Sales	$193,510
Operating Income	$19,464
Net Income	$14,110
Earnings per share:
Basic	$1.92
Diluted	$1.90

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

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2020, 2019 and 2018

Accounts receivable, allowance for credit losses:

	2020	2019	2018
Balance at beginning of year	$486	$564	$652
Provision for (reversal of) bad debt	13	(52)	(50)
Write-offs, net of recoveries	(15)	(26)	(38)
Balance at end of year	$484	$486	$564