Form 10-Q
period 2021-03-31
UFP TECHNOLOGIES INC
filed 2021-05-07
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 2021

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

Yes ☐ No ☒

7,526,537 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of May 3, 2021.

UFP Technologies, Inc.

PART I:          FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$25,377	$24,234
Receivables, net	30,018	26,428
Inventories	20,016	18,642
Prepaid expenses and other current assets	2,630	2,560
Total current assets	78,041	71,864
Property, plant and equipment	120,037	118,388
Less accumulated depreciation and amortization	(66,388)	(64,633)
Net property, plant and equipment	53,649	53,755
Goodwill	51,838	51,838
Intangible assets, net	19,404	19,718
Non-qualified deferred compensation plan	3,881	3,724
Finance lease right of use assets	96	100
Operating lease right of use assets	2,118	2,052
Other assets	153	153
Total assets	$209,180	$203,204

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,977	$4,121
Accrued expenses	6,861	7,944
Deferred revenue	1,763	1,887
Finance lease liabilities	15	15
Operating lease liabilities	1,189	1,154
Income taxes payable	863	16
Total current liabilities	16,668	15,137
Deferred income taxes	5,336	5,057
Non-qualified deferred compensation plan	4,105	3,810
Finance lease liabilities	82	86
Operating lease liabilities	975	950
Other liabilities	1,195	1,271
Total liabilities	28,361	26,311
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,549,538 and 7,519,979 shares issued and outstanding, respectively, at March 31, 2021; 7,529,625 and 7,500,066 shares issued and outstanding, respectively, at December 31, 2020	75	75
Additional paid-in capital	32,247	32,484
Retained earnings	149,084	144,921
Treasury stock at cost, 29,559 shares at March 31, 2021 and 29,559 shares at December 31, 2020	(587)	(587)
Total stockholders’ equity	180,819	176,893
Total liabilities and stockholders' equity	$209,180	$203,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$48,599	$48,277
Cost of sales	35,990	35,454
Gross profit	12,609	12,823
Selling, general & administrative expenses	7,309	7,752
Gain on disposal of property, plant & equipment	-	(4)
Operating income	5,300	5,075
Interest expense	16	16
Other (income) expense	(10)	327
Income before income tax expense	5,294	4,732
Income tax expense	1,131	841
Net income	$4,163	$3,891

Net income per share:
Basic	$0.55	$0.52
Diluted	$0.55	$0.52
Weighted average common shares outstanding:
Basic	7,507	7,457
Diluted	7,570	7,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three Months Ended March 31, 2021
			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2020	7,500	$75	$32,484	$144,921	30	$(587)	$176,893
Share-based compensation	34	-	501	-	-	-	501
Exercise of stock options	-	-	-	-	-	-	-
Net share settlement of restricted stock units	(14)	-	(738)	-	-	-	(738)
Net income	-	-	-	4,163	-	-	4,163
Balance at March 31, 2021	7,520	$75	$32,247	$149,084	30	$(587)	$180,819

Three Months Ended March 31, 2020
			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2019	7,446	$74	$30,952	$131,552	30	$(587)	$161,991
Share-based compensation	28	-	537	-	-	-	537
Exercise of stock options	20	1	415	-	-	-	416
Net share settlement of restricted stock units	(11)	-	(560)	-	-	-	(560)
Net income	-	-	-	3,891	-	-	3,891
Balance at March 31, 2020	7,483	$75	$31,344	$135,443	30	$(587)	$166,275

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$4,163	$3,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,069	2,066
Gain on disposal of property, plant & equipment	-	(4)
Share-based compensation	501	537
Deferred income taxes	279	421
Changes in operating assets and liabilities:
Receivables, net	(3,590)	(801)
Inventories	(1,374)	(1,966)
Prepaid expenses and other current assets	(70)	(446)
Other assets	(219)	247
Accounts payable	1,656	2,726
Accrued expenses	(1,083)	(2,133)
Deferred revenue	(124)	(142)
Income taxes payable	847	284
Non-qualified deferred compensation plan and other liabilities	279	62
Net cash provided by operating activities	3,334	4,742
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,449)	(1,020)
Proceeds from sale of fixed assets	-	13
Net cash used in investing activities	(1,449)	(1,007)
Cash flows from financing activities:
Principal payments on finance lease obligation	(4)	-
Proceeds from exercise of stock options	-	416
Payment of statutory withholdings for restricted stock units vested	(738)	(560)
Net cash used in financing activities	(742)	(144)
Net increase in cash and cash equivalents	1,143	3,591
Cash and cash equivalents at beginning of period	24,234	3,743
Cash and cash equivalents at end of period	$25,377	$7,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)      Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, included in the Company's 2020 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, the condensed consolidated statements of income for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021.

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands):

	Three Months Ended
	March 31,
Net sales of:	2021	2020
Products	$47,323	$47,029
Tooling and Machinery	412	677
Engineering services	864	571
Total net sales	$48,599	$48,277

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the three-month periods ended March 31, 2021 and 2020 (in thousands):

	Contract Liabilities
	Three Months Ended March 31,
	2021	2020
Deferred revenue - beginning of period	$1,887	$2,574
Increases due to consideration received from customers	217	525
Revenue recognized	(341)	(667)
Deferred revenue - end of period	$1,763	$2,432

Revenue recognized during the three-month periods ended March 31, 2021 and 2020 from amounts included in deferred revenue at the beginning of the period were approximately $302 thousand and $517 thousand, respectively.

When invoicing occurs after revenue recognition, the Company has contract assets, included within “receivables” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract assets for the three-month periods ended March 31, 2021 and 2020 (in thousands):

	Contract Assets
	Three Months Ended March 31,
	2021	2020
Unbilled Receivables - beginning of period	$271	$72
Increases due to revenue recognized, not invoiced to customers	531	522
Decreases due to customer invoicing	(578)	(404)
Unbilled Receivables - end of period	$224	$190

(3)       Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2021	2020
	(in thousands)
Cash paid for:
Interest	$13	$12
Income taxes, net of refunds	6	-

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$200	$232

(4)      Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accounts receivable–trade	$30,542	$26,912
Less allowance for credit losses	(524)	(484)
Receivables, net	$30,018	$26,428

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. Balances are written-off when determined to be uncollectible. Estimates based on an assessment of anticipated payment and all other historical, current and future information that is reasonably available are used to determine the allowance.

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the three months ended March 31, 2021 and 2020 (in thousands):

	Allowance for Credit Losses
	Three Months Ended March 31,
	2021	2020
Allowance - beginning of period	$484	$486
Provision for expected credit losses	48	60
Amounts written off against the allowance	(8)	(5)
Allowance - end of period	$524	$541

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

Level 2	March 31, 2021	December 31, 2020
Liabilities:
Derivative financial instruments	$(385)	$(624)

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2020. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended
	March 31,
Share-based compensation related to:	2021	2020
Common stock grants	$100	$100
Stock option grants	53	60
Restricted Stock Unit Awards ("RSUs")	348	377
Total share-based compensation	$501	$537

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensa‐tion arrangements was approximately $242 thousand and $348 thousand for the three-month periods ended March 31, 2021 and 2020, respectively.

Common stock grants

The compensation expense for common stock granted during the three-month period ended March 31, 2021, was determined based on the market price of the shares on the date of grant.

Stock Option grants

The following is a summary of stock option activity under all plans for the three-month period ended March 31, 2021:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	94,513	$30.22
Granted	-
Exercised	-
Outstanding at March 31, 2021	94,513	$30.22	5.78	$1,852
Exercisable at March 31, 2021	79,621	$27.66	5.14	$1,765
Vested and expected to vest at March 31, 2021	94,513	$30.22	$5.78	$1,852

During the three-month period ended March 31, 2020, the total intrinsic value of all options exercised was approximately $530 thousand, and the total amount of consideration received by the Company from the exercised options was approximately $415 thousand. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During both the three-month periods ended March 31, 2021 and 2020, no shares were surrendered for this purpose.

Restricted Stock Unit awards

The following table summarizes information about RSU activity during the three-month period ended March 31, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	93,187	$35.03
Awarded	45,292	49.14
Shares vested	(33,987)	31.29
Outstanding at March 31, 2021	104,492	$42.72

At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the three-month periods ended March 31, 2021 and 2020, 14,074 and 11,195 shares were surrendered at an average market price of $52.46 and $49.99, respectively.

As of March 31, 2021, the Company had approximately $3.8 million of unrecognized compensation expense that is expected to be recognized over a period of 4 years.

(7)      Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$12,066	$12,229
Work in process	3,080	1,991
Finished goods	4,870	4,422
Total inventory	$20,016	$18,642

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

ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments pursuant to the lease.  ROU assets and lease liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term.  The Company's assumed lease term includes options to extend or terminate the lease when it is reasonably certain that it will exercise that option.  ROU assets are also adjusted for any deferred or accrued rent. As the Company's leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

	Three Months Ended
	March 31,
	($ in thousands)
	2021	2020
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$4	$-
Interest on lease liabilities	1	-
Operating lease cost	300	305
Variable lease cost	60	57
Short-term lease cost	7	7
Total lease cost	$372	$369

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$305	$305
Financing cash flows from finance leases	4	-

Weighted-average remaining lease term (years):
Finance	6.08	-
Operating	1.87	2.45
Weighted-average discount rate:
Finance	2.26%	-
Operating	4.36%	4.45%

The aggregate future lease payments for leases as of March 31, 2021 are as follows (in thousands):

	Finance	Operating
Remainder of 2021	$13	$907
2022	17	1,054
2023	17	116
2024	17	74
2025	17	64
Thereafter	23	33
Total lease payments	104	2,248
Less: Interest	(7)	(84)
Present value of lease liabilities	$97	$2,164

(9)      Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Basic weighted average common shares outstanding	7,507	7,457
Weighted average common equivalent shares due to restricted stock, stock options and RSUs	63	81
Diluted weighted average common shares outstanding	7,570	7,538

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For both the three-month periods ended March 31, 2021 and 2020, there were no stock awards excluded from the computation of diluted earnings per share for this reason.

(10)    Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the three-month periods ended March 31, 2021 and 2020. At March 31, 2021 and December 31, 2020, one customer represented approximately 12.4% and 13.3% of gross accounts receivable, respectively. All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Consumer, Automotive, Aerospace & Defense, Industrial, and Electronics markets. Net sales by market for the three-month periods ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021		2020 (1)
Market	Net Sales	%	Net Sales	%

Medical	$29,863	61.4%	$33,732	69.9%
Consumer	5,596	11.5%	3,453	7.2%
Automotive	4,646	9.6%	4,602	9.5%
Aerospace & Defense	4,631	9.5%	2,752	5.7%
Industrial	2,098	4.3%	1,910	4.0%
Electronics	1,765	3.6%	1,828	3.8%
Net Sales	$48,599	100.0%	$48,277	100.0%

(1)	Certain amounts for the three months ended March 31, 2020 were reclassified between markets to conform to the current period presentation.

(11)    Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of March 31, 2021 are as follows (in thousands):

	Tradename & Brand	Non- Compete	Customer List	Total
Estimated useful life	10 years	5 years	20 years
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(116)	(293)	(3,571)	(3,980)
Net balance	$251	$169	$18,984	$19,404

Amortization expense related to intangible assets was approximately $314 thousand for both the three-month periods ended March 31, 2021 and 2020. The estimated remaining amortization expense as of March 31, 2021 is as follows (in thousands):

Remainder of 2021	$943
2022	1,257
2023	1,257
2024	1,164
2025	1,164
Thereafter	13,619
Total	$19,404

(12)    Income Taxes

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 21.4% and 17.8% of income before income tax expense for the three-month periods ended March 31, 2021 and 2020, respectively. The increase in the effective tax rate for the current period as compared to the prior period was largely due to a lower anticipated effective tax rate in 2020 due to credits available for increased research activities.

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

The First Amendment amended the Restated Credit Agreement by extending the scheduled maturity date from February 1, 2023 to December 31, 2025 and creating procedures and guidelines for establishing a successor benchmark rate if LIBOR ceases to be available during the term of the revolving credit facility. The Restated Credit Agreement called for interest of LIBOR plus a margin that ranges from 1.0% to 1.5% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. The First Amendment calls for interest of LIBOR plus a margin that ranges from 1.25% to 1.75% or, at the discretion of the Company, the bank’s prime rate plus a margin that ranges from zero to 0.25%. In both cases the applicable margin remains dependent upon Company performance. The First Amendment also added certain representations and covenants concerning compliance by the Company with legal requirements.

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

Under the Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments. As of March 31, 2021 and December 31, 2020 there were no amounts outstanding; the applicable interest rate was approximately 1.11% and the Company was in compliance with all financial covenants under the Restated Credit Agreement. As of March 31, 2021 and December 31, 2020, there were $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies.

Derivative Financial Instruments

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. Derivative financial instruments expose the Company to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The Company assesses interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the term loan under the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5‑year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap agreement was established to modify the Company’s interest rate exposure by converting the interest on the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. As the Company repaid its term loan in full, the swap agreement no longer serves this purpose and may be canceled by the Company prior to its expiration date. The notional amount was approximately $10.7 million at March 31, 2021. The fair value of the swap as of March 31, 2021 and 2020 was approximately $(385) thousand and $(624) thousand, respectively, and is included in other liabilities on the condensed consolidated balance sheets. Changes in the fair value and net cash settlement amounts related to the swap are recorded in other expense on the condensed consolidated statements of income and resulted in income of $10 thousand and expense of $327 thousand during the three-month periods ended March 31, 2021 and 2020, respectively.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our current beliefs, estimates and assumptions and are only as of the date of this Report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as the risks and uncertainties discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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

As further summarized below, the COVID-19 pandemic has had, and we believe it will continue to have, negative effects on our business and financial results. Despite the impact of the COVID-19 pandemic, sales for the Company for the three-month period ended March 31, 2021 increased 0.7% to $48.6 million from $48.3 million in the same period last year. Gross margins for the three-month period ended March 31, 2021 decreased to 25.9% from 26.6% in the same period last year. Operating income and net income increased 4.4% and 7.0%, respectively.

Recent Developments

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

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments and estimated income tax payments that we expect to defer to future periods. Accordingly, the Company deferred social security payments of approximately $1.6 million through December 31, 2020. Fifty percent of this amount is required to be paid by December 31, 2021 and the remaining balance is required to be paid by December 31, 2022. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate, or on our liquidity. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.

Results of Operations

Sales

Sales for the three-month period ended March 31, 2021 increased approximately 0.7% to $48.6 million from sales of $48.3 million for the same period in 2020. The increase in sales is primarily due to increases in sales to customers in the Aerospace & defense and Consumer markets of 68.2% and 62.1%, respectively, partially offset by a decrease in sales to customers in the Medical market of 11.5%.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 25.9% for the three-month period ended March 31, 2021, from 26.6% for the same period in 2020. As a percentage of sales, material and labor costs collectively decreased 0.5%, while overhead increased 1.1%. The decrease in collective material and labor costs as a percentage of sales was primarily due to gains in manufacturing efficiencies resulting from continuous improvement initiatives, and a reduction in direct labor partially offset by an unfavorable change in mix. The increase in overhead as a percentage of sales was primarily due to increases in the cost of shipping supplies and outbound freight.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) decreased approximately 5.7% to $7.3 million for the three-month period ended March 31, 2021, from $7.8 million for the same period in 2020 primarily due to labor reductions as well as decreases in company-wide travel and entertainment. As a percentage of sales, SG&A decreased to 15.0% for the three-month period ended March 31, 2021, from 16.1% for the same three-month period in 2020. The decrease in SG&A for the three-month period ended March 31, 2021 primarily due to labor reductions as well as decreases in company-wide travel and entertainment.

Interest Income and Expense

Net interest expense was approximately $16 thousand for both the three-month periods ended March 31, 2021 and 2020.

Other (Income) Expense

Other income was approximately $10 thousand and other expense was approximately $327 thousand for the three-month periods ended March 31, 2021 and 2020, respectively. Other expense was primarily generated by changes in the fair value of the swap liability, which is driven by anticipated future interest rate changes, offset by net cash settlement amounts related to the swap.

Income Taxes

The Company recorded tax expense of approximately 21.4% and 17.8% of income before income tax expense, respectively, for each of the three-month periods ended March 31, 2021 and 2020. The increase in the effective tax rate for the current period as compared to the prior period was largely due to a lower anticipated effective tax rate in 2020 due to credits available for increased research activities.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the three-month period ended March 31, 2021 was approximately $3.3 million and was primarily a result of net income generated of approximately $4.2 million, depreciation and amortization of approximately $2.1 million, share-based compensation of approximately $0.5 million, an increase in deferred taxes of approximately $0.3 million, an increase in income taxes payable of approximately $0.8 million, an increase in accounts payable of approximately $1.6 million, due to the timing of vendor payments in the ordinary course of business, and an increase of other long-term liabilities of approximately $0.3 million. These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $3.6 million due to higher sales in the last two months of the first quarter of 2021 as compared to the same period in the fourth quarter of 2020 , an increase in inventory of approximately $1.4 million due to restocking to historical levels, an increase in prepaid expenses of approximately $0.1 million, an increase in other assets of approximately $0.2 million, a decrease in accrued expenses of approximately $1.1 million due to the payment of accrued compensation, and a decrease in deferred revenue of approximately $0.1 million.

Net cash used in investing activities during the three-month period ended March 31, 2021 was approximately $1.4 million and was primarily the result of additions of manufacturing machinery and equipment across the Company.

Net cash used in financing activities was approximately $0.7 million during the three-month period ended March 31, 2021, resulting primarily from payments of statutory withholding for stock options exercised and restricted stock units vested.

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

Under the Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments. As of March 31, 2021 and December 31, 2020 there were no amounts outstanding; the applicable interest rate was approximately 1.11% and the Company was in compliance with all financial covenants under the Restated Credit Agreement. As of March 31, 2021 and December 31, 2020, there were $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies.

Derivative Financial Instruments

The Company uses interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. Derivative financial instruments expose the Company to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The Company assesses interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the term loan under the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5‑year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap agreement was established to modify the Company’s interest rate exposure by converting the interest on the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. As the Company repaid its term loan in full, the swap agreement no longer serves this purpose and may be canceled by the Company prior to its expiration date. The notional amount was approximately $10.7 million at March 31, 2021. The fair value of the swap as of March 31, 2021 and 2020 was approximately $(385) thousand and $(624) thousand, respectively, and is included in other liabilities on the condensed consolidated balance sheets. Changes in the fair value and net cash settlement amounts related to the swap are recorded in other expense on the condensed consolidated statements of income and resulted in income of $10 thousand and expense of $327 thousand during the three-month periods ended March 31, 2021 and 2020, respectively.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its amended and restated credit facility. The Company generated cash of approximately $3.3 million in operations during the three months ended March 31, 2021; however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and draws on the revolving credit facility are possible. Further, the continued economic uncertainty resulting from the COVID-19 pandemic could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

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

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company did not repurchase any shares of its common stock under this program in the first three months of 2021. At March 31, 2021 approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 1A:       RISK FACTORS

The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2:          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. The Company did not repurchase any shares of its common stock under this program in the first three months of 2021. Through March 31, 2021, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approxi‐mately $587 thousand. At March 31, 2021, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6:          EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF 104	Inline XBRL Taxonomy Extension Definition Linkbase Document.* Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

__________________

*         Filed herewith.

**       Furnished herewith.

#         Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: May 7, 2021	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: May 7, 2021	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)