Form 10-Q
period 2021-06-30
UFP TECHNOLOGIES INC
filed 2021-08-06
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      JUNE 30, 2021

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

Yes ☐ No ☒

7,531,404 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of July 30, 2021.

UFP Technologies, Inc.

PART I:          FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$30,273	$24,234
Receivables, net	31,222	26,428
Inventories	21,160	18,642
Refundable income taxes	854	-
Prepaid expenses and other current assets	2,957	2,560
Total current assets	86,466	71,864
Property, plant and equipment	121,709	118,388
Less accumulated depreciation and amortization	(68,014)	(64,633)
Net property, plant and equipment	53,695	53,755
Goodwill	51,838	51,838
Intangible assets, net	19,090	19,718
Non-qualified deferred compensation plan	4,116	3,724
Finance lease right of use assets	92	100
Operating lease right of use assets	1,836	2,052
Other assets	153	153
Total assets	$217,286	$203,204

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,355	$4,121
Accrued expenses	8,192	7,944
Deferred revenue	1,903	1,887
Finance lease liabilities	15	15
Operating lease liabilities	1,174	1,154
Income taxes payable	-	16
Total current liabilities	19,639	15,137
Deferred income taxes	5,440	5,057
Non-qualified deferred compensation plan	3,981	3,810
Finance lease liabilities	78	86
Operating lease liabilities	703	950
Other liabilities	1,131	1,271
Total liabilities	30,972	26,311
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7.560.963 and 7,531,404 shares issued and outstanding, respectively, at June 30, 2021; 7,529,625 and 7,500,066 shares issued and outstanding, respectively, at December 31, 2020	75	75
Additional paid-in capital	33,027	32,484
Retained earnings	153,799	144,921
Treasury stock at cost, 29,559 shares at June 30, 2021 and 29,559 shares at December 31, 2020	(587)	(587)
Total stockholders’ equity	186,314	176,893
Total liabilities and stockholders' equity	$217,286	$203,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$50,655	$42,644	$99,254	$90,921
Cost of sales	37,241	32,695	73,231	68,148
Gross profit	13,414	9,949	26,023	22,773
Selling, general & administrative expenses	7,228	6,665	14,538	14,417
(Gain) loss on sale of property, plant & equipment	(21)	290	(21)	286
Operating income	6,207	2,994	11,506	8,070
Interest (income) expense, net	(21)	33	(5)	49
Other expenses (income)	4	35	(7)	362
Income before income tax expense	6,224	2,926	11,518	7,659
Income tax expense	1,509	608	2,640	1,450
Net income	$4,715	$2,318	$8,878	$6,209

Net income per share:
Basic	$0.63	$0.31	$1.18	$0.83
Diluted	$0.62	$0.31	$1.17	$0.82
Weighted average common shares outstanding:
Basic	7,527	7,487	7,517	7,472
Diluted	7,573	7,532	7,575	7,545

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three and Six Month Periods Ended June 30, 2021
			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2020	7,500	$75	$32,484	$144,921	30	$(587)	$176,893
Share-based compensation	34	-	501	-	-	-	501
Net share settlement of restricted stock units	(14)	-	(738)	-	-	-	(738)
Net income	-	-	-	4,163	-	-	4,163
Balance at March 31, 2021	7,520	$75	$32,247	$149,084	30	$(587)	$180,819
Share-based compensation	4	-	620	-	-	-	620
Exercise of stock options	7	-	162	-	-	-	162
Net share settlement of restricted stock units	-	-	(2)	-	-	-	(2)
Net income	-	-	-	4,715	-	-	4,715
Balance at June 30, 2021	7,531	$75	$33,027	$153,799	30	$(587)	$186,314

Three and Six Month Periods Ended June 30, 2020
			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2019	7,446	$74	$30,952	$131,552	30	$(587)	$161,991
Share-based compensation	28	-	537	-	-	-	537
Exercise of stock options	20	1	415	-	-	-	416
Net share settlement of restricted stock units	(11)	-	(560)	-	-	-	(560)
Net income	-	-	-	3,891	-	-	3,891
Balance at March 31, 2020	7,483	$75	$31,344	$135,443	30	$(587)	$166,275
Share-based compensation	6	-	561	-	-	-	561
Exercise of stock options	6	-	59	-	-	-	59
Net share settlement of restricted stock units	-	-	(1)	-	-	-	(1)
Net income	-	-	-	2,318	-	-	2,318
Balance at June 30, 2020	7,495	$75	$31,963	$137,761	$30	$(587)	$169,212

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30
	2021	2020
Cash flows from operating activities:
Net income	$8,878	$6,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,172	4,150
(Gain) Loss on disposal of property, plant & equipment	(21)	286
Share-based compensation	1,121	1,098
Interest expense on finance leases	1	-
Deferred income taxes	383	731
Changes in operating assets and liabilities:
Receivables, net	(4,794)	1,377
Inventories	(2,518)	(2,683)
Prepaid expenses and other current assets	(397)	(1,115)
Refundable income taxes	(870)	483
Other assets	(168)	(5)
Accounts payable	4,032	735
Accrued expenses	248	(1,370)
Deferred revenue	16	74
Non-qualified deferred compensation plan and other liabilities	(196)	766
Net cash provided by operating activities	9,887	10,736
Cash flows from investing activities:
Additions to property, plant, and equipment	(3,282)	(2,151)
Proceeds from sale of fixed assets	21	27
Net cash used in investing activities	(3,261)	(2,124)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	-	5,500
Payments on revolving line of credit	-	(5,500)
Principal payments on finance lease obligation	(9)	(3)
Proceeds from exercise of stock options	162	475
Payment of statutory withholdings for restricted stock units vested	(740)	(561)
Net cash used in financing activities	(587)	(89)
Net increase in cash and cash equivalents	6,039	8,523
Cash and cash equivalents at beginning of period	24,234	3,743
Cash and cash equivalents at end of period	$30,273	$12,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

The condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, the condensed consolidated statements of income for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited but, in the opinion of management, include all adjustments (including normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three- and six-month period ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021.

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net sales of:	2021	2020	2021	2020
Products	$49,466	$40,753	$96,789	$87,782
Tooling and Machinery	332	646	744	1,323
Engineering services	857	1,245	1,721	1,816
Total net sales	$50,655	$42,644	$99,254	$90,921

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents a roll-forward of contract liabilities activity for six-month periods ended June 30, 2021 and 2020 (in thousands):

	Contract Liabilities
	Six Months Ended June 30,
	2021	2020
Deferred revenue - beginning of period	$1,887	$2,574
Increases due to consideration received from customers	560	1,668
Revenue recognized	(544)	(1,594)
Deferred revenue - end of period	$1,903	$2,648

Revenue recognized during the six-month periods ended June 30, 2021 and 2020 from amounts included in deferred revenue at the beginning of the period were approximately $446 thousand and $771 thousand, respectively.

When invoicing occurs after revenue recognition, the Company has contract assets, included within “receivables” on the condensed consolidated balance sheet.

The following table presents a roll-forward of contract assets activity for the six-month periods ended June 30, 2021 and 2020 (in thousands):

	Contract Assets
	Six Months Ended June 30,
	2021	2020
Unbilled receivables - beginning of period	$271	$72
Increases due to revenue recognized, not invoiced to customers	935	1,488
Decreases due to customer invoicing	(1,008)	(1,149)
Unbilled receivables - end of period	$198	$411

(3)	Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2021	2020
	(in thousands)
Cash paid for:
Interest	$26	$40
Income taxes, net of refunds	3,112	235

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$202	$103

(4)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accounts receivable–trade	$31,786	$26,912
Less allowance for credit losses	(564)	(484)
Receivables, net	$31,222	$26,428

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected as of June 30, 2021 and 2020 (in thousands):

	Allowance for Credit Losses
	Six Months Ended June 30,
	2021	2020
Allowance - beginning of period	$484	$486
Provision for expected credit losses	88	167
Amounts written off against the allowance	(8)	(10)
Allowance - end of period	$564	$643

(5)	Fair Value of Financial Instruments

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

Level 2	June 30, 2021	December 31, 2020
Liabilities:
Derivative financial instruments	$(321)	$(465)

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2020. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Share-based compensation related to:	2021	2020	2021	2020
Common stock grants	$100	$100	$200	$200
Stock option grants	53	54	105	113
Restricted Stock Unit Awards ("RSUs")	467	408	816	785
Total share-based compensation	$620	$562	$1,121	$1,098

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensa‐tion arrangements was approximately $200 thousand and $205 thousand for the three-month periods ended June 30, 2021 and 2020, respectively, and approximately $441 thousand and $553 thousand for the six-month periods ended June 30, 2021 and 2020, respectively.

Common stock grants

The compensation expense for common stock grants during the six-month period ended June 30, 2021, was determined based on an approved fixed dollar amount with the number of shares to be determined on the date of issuance.

Stock Option grants

The following is a summary of stock option activity under all plans for the six-month period ended June 30, 2021:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	94,513	$30.22
Granted	10,716	57.34
Exercised	(6,558)	24.77
Outstanding at June 30, 2021	98,671	$33.53	6.32	$2,357
Exercisable at June 30, 2021	87,955	$30.63	5.87	$2,356
Vested and expected to vest at June 30, 2021	98,671	$33.53	$6.32	$2,357

On June 9, 2021, the Company granted options to its directors for the purchase of 10,716 shares of common stock at that day’s closing price of $57.34. The compensation expense related to these grants was determined as the fair value of the options using the Black-Scholes option pricing model based on the following assumptions:

Expected volatility	33.7%
Expected dividends	None
Risk-free interest rate	0.8%
Exercise price	$57.34
Expected term	6.2 years
Weighted-average grant date fair value	19.60

The stock volatility for each grant is determined based on a review of the experience of the weighted average of historical daily price changes of the Company’s common stock over the expected option term, and the risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods correspond‐ing with the expected term of the option. The expected term is estimated based on historical option exercise activity.

During the six-month periods ended June 30, 2021 and 2020, the total intrinsic value of all options exercised was approximately $164 thousand and $757 thousand, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $162 thousand and $474 thousand, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During both the six-month periods ended June 30, 2021 and 2020, no shares were surrendered for this purpose.

Restricted Stock Unit awards

The following table summarizes information about RSU activity during the six-month period ended June 30, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	93,187	$35.03
Awarded	48,952	49.76
Shares vested	(33,892)	32.88
Outstanding at June 30, 2021	108,247	$40.35

At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the six-month periods ended June 30, 2021 and 2020, 14,122 and 11,233 shares were surrendered at an average market price of $52.47 and $49.98, respectively.

As of June 30, 2021, the Company had approximately $3.7 million of unrecognized compensation expense that is expected to be recognized over a period of 2.75 years.

(7)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$11,853	$12,229
Work in process	3,468	1,991
Finished goods	5,839	4,422
Total inventory	$21,160	$18,642

(8)	Leases

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

	Six Months Ended
	June 30,
	($ in thousands)
	2021	2020
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$8	$3
Interest on lease liabilities	1	-
Operating lease cost	598	606
Variable lease cost	116	111
Short-term lease cost	17	14
Total lease cost	$740	$734

	Six Months Ended June 30,
	($ in thousand)
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$608	$607
Financing cash flows from finance leases	9	3
ROU assets obtained in exchange for finance lease obligations	-	110

Weighted-average remaining lease term (years):
Finance	5.83	6.83
Operating	1.64	2.27
Weighted-average discount rate:
Finance	2.26%	2.26%
Operating	3.99%	4.41%

The aggregate future lease payments for leases as of June 30, 2021 are as follows (in thousands):

	Finance	Operating
Remainder of 2021	$9	$606
2022	17	1,054
2023	17	115
2024	17	73
2025	17	62
Thereafter	23	31
Total lease payments	100	1,941
Less: Interest	(7)	(64)
Present value of lease liabilities	$93	$1,877

(9)	Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	7,527	7,487	7,517	7,472
Weighted average common equivalent shares due to restricted stock, stock options and RSUs	46	45	58	73
Diluted weighted average common shares outstanding	7,573	7,532	7,575	7,545

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For both the three- and six-month periods ended June 30, 2021, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 10,716. For both the three- and six-month periods ended June 30, 2020, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 14,892.

(10)	Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the three- and six-month periods ended June 30, 2021 and 2020. At June 30, 2021 and December 31, 2020, one customer represented approximately 14% and 13.3% of gross accounts receivable, respectively. All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Consumer, Aerospace & Defense, Automotive, Industrial, and Electronics markets. Net sales by market for the three- and six-month periods ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020(1)		2021		2020(1)
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$32,606	64.4%	$31,562	74.0%	$62,721	63.2%	$65,310	71.8%
Consumer	6,080	12.0%	3,230	7.6%	11,676	11.8%	6,695	7.4%
Aerospace & Defense	4,377	8.6%	3,111	7.3%	8,755	8.8%	5,834	6.4%
Automotive	3,567	7.0%	1,450	3.4%	8,214	8.3%	6,052	6.7%
Industrial	2,227	4.4%	2,165	5.1%	4,325	4.3%	4,076	4.5%
Electronics	1,798	3.5%	1,126	2.6%	3,563	3.6%	2,954	3.2%
Net Sales	$50,655	100.0%	$42,644	100.0%	$99,254	100.0%	$90,921	100.0%

(1)	Certain amounts for the three and six months ended June 30, 2021 were reclassified between markets to conform to the current period presentation.

(11)	Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of June 30, 2021 are as follows (in thousands):

	Tradename & Brand	Non- Compete	Customer List	Total
Estimated useful life	10 years	5 years	20 years
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(125)	(316)	(3,853)	(4,294)
Net balance	$242	$146	$18,702	$19,090

Amortization expense related to intangible assets was approximately $314 thousand, for both three-month periods ended June 30, 2021 and 2020, and was $628 thousand, for both six-month periods ended June 30, 2021 and 2020. The estimated remaining amortization expense as of June 30, 2021 is as follows (in thousands):

Remainder of 2021	$628
2022	1,257
2023	1,257
2024	1,164
2025	1,164
Thereafter	13,620
Total	$19,090

(12)    Income Taxes

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 24.2% and 20.8% of income before income tax expense for the three-month periods ended June 30, 2021 and 2020, respectively. The Company recorded income tax expense of approximately 22.9% and 18.9% of income before income tax expense for each of the six-month periods ended June 30, 2021 and 2020, respectively.

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

Under the Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments. As of June 30, 2021 and December 31, 2020 there were no amounts outstanding; the applicable interest rate was approximately 1.09% and the Company was in compliance with all financial covenants under the Restated Credit Agreement. As of both June 30, 2021 and December 31, 2020, there were $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies.

Derivative Financial Instruments

The Company used interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. Derivative financial instruments expose the Company to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The Company assesses interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the term loan under the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5‑year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap agreement was established to modify the Company’s interest rate exposure by converting the interest on the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. As the Company repaid its term loan in full, the swap agreement no longer serves this purpose and may be canceled by the Company prior to its expiration date. The notional amount was approximately $10 million at June 30, 2021. The fair value of the swap as of June 30, 2021 and December 31, 2020 was approximately $(321) thousand and $(465) thousand, respectively, and is included in other liabilities on the condensed consolidated balance sheets. Changes in the fair value and net cash settlement amounts related to the swap are recorded in other expense on the condensed consolidated statements of income and resulted in income of $64 thousand and expense of $144 thousand, respectively, during the three- and six-month periods ended June 30, 2021. In the same periods in 2020, change in the fair value of the swap resulted in income of $8 thousand and expense of $292 thousand, respectively. As the Company has paid the remaining balance of the term loan in its entirety, there is no longer underlying debt to hedge against with the swap. The changes in the fair value of the swap will continue to be accounted for as a financial instrument until the sooner of the time that the Company elects to cancel it or until its maturity.

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

Investors are cautioned that such forward-looking statements involve risks and uncertainties that could adversely affect the Company’s business and prospects, and otherwise cause actual results to differ materially from those anticipated by such forward-looking statements, or otherwise, including without limitation: the severity and duration of the COVID-19 pandemic and its impact on the markets in which the Company participates, including its impact on the Company’s customers, suppliers and employees, as well as the U.S. and worldwide economies; the timing, scope and effect of further governmental, regulatory, fiscal, monetary and public health responses to the COVID-19 pandemic; risks and uncertainties associated with the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations, risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our financing arrangements, and whether any available financing may be sufficient to address our needs; risks related to the proposed phase out of LIBOR by the end of 2021; risks associated with efforts to shift the Company’s book of business to higher-margin, longer-run opportunities; risks associated with the Company’s entry into and growth in certain markets; risks and uncertainties associated with seeking and implementing manufacturing efficiencies and implementing new production equipment; risks and uncertainties associated with growth of the Company’s business and increases to sales, earnings and earnings per share; and risks associated with new product and program launches. Accordingly, actual results may differ materially.

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

As further summarized below, the COVID-19 pandemic has had, and we believe it will continue to have, negative effects on our business and financial results. Despite the continuing impact of the COVID-19 pandemic, conditions related to the pandemic generally appear to be improving and sales for the Company for the six-month period ended June 30, 2021 increased 9.2% to $99.3 million from $90.9 million in the same period of 2020. Gross margins for the six-month period ended June 30, 2021 increased to 26.2% from 25.0% in the same period last year. Operating income and net income increased 42.6% and 43.0%, respectively.

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

To stall the spread of COVID-19 during calendar year 2020, authorities in states in which we do business implemented numerous measures, including social distancing guidelines, travel bans and restrictions, quarantines, curfews, stay-at-home orders, and business shutdowns. Since then, most federal, state and local mandates or executive orders have been lifted. Our top priorities continue to be ensuring the health and safety of our workforce and serving our various constituencies with as little disruption as possible, so we continue to follow practical safety procedures and continue to monitor that status of the COVID-19 pandemic, vaccination rates and mutations COVID-19.

Our operations continue to expose us to risks associated with the COVID-19 pandemic. The COVID-19 pandemic has impacted the cost of manufacturing our goods, including higher labor costs, maintenance costs and manufacturing inefficiencies due to employee absenteeism and significantly enhanced cleaning and sterilization. There are continuing delays in scheduling elective medical procedures and exams, there is still a significant reduction in physician office visits from pre-pandemic levels, and hospitals continue to postpone or delay capital purchases. Although the conditions related to the COVID-19 pandemic generally appear to be improving, due to the speed with which the COVID-19 situation continues to evolve, its global nature, the range of governmental and community responses thereto and our business line and geographic diversity, the further impact of COVID-19 on our business and operations remains highly uncertain and could adversely and materially affect our business, financial condition and results of operations, as well as those of our customers.

To ensure the health and safety of our employees, since March 2020 we have required or enabled certain employees to work from home or remotely where practicable, and expanded IT and communication support to enhance their productivity; adjusted work spaces and shifted schedules to facilitate social distancing and sterilization for those who continue to work in our facilities; enhanced cleaning and disinfecting procedures at our facilities; required face coverings in accordance with local mandates and procured and distributed personal protective equipment; implemented health checks and visitor protocols and restricted travel.

The full extent to which the COVID-19 pandemic impacts our business and operations, is unknown and will depend on the severity, location and duration of the effects and spread of COVID-19, the effectiveness of the vaccine programs and the other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects (including the ultimate efficacy of vaccine programs on new variants of the virus), and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. As certain restrictions are lifted in various geographical locations throughout the U.S., we will continue to monitor and respond to the impacts that the COVID-19 pandemic has on our business and operations. We have a strong liquidity position, solid balance sheet, and access to capital which we expect will enable us to effectively manage through the COVID-19 pandemic.

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

Results of Operations

Sales

Sales for the three-month period ended June 30, 2021 increased approximately 18.8% to $50.7 million from sales of $42.6 million for the same period in 2020 (first full period of the COVID-19 pandemic). The increase in sales is primarily due to increases in sales to customers in the Automotive, Consumer, and Aerospace & Defense markets of 146.0%, 88.2%, and 40.7% respectively. Sales to customers in the Medical market increased 3.3%.

Sales for the six-month period ended June 30, 2021 increased approximately 9.2% to $99.3 million from sales of $90.9 million for the same period in 2020. The increase in sales is primarily due to increases in sales to customers in the Automotive, Consumer, and Aerospace & Defense markets of 35.7%, 74.4%, and 50.1% respectively, partially offset by a decrease in sales to customers in the Medical market of 4.0% due to the deferral of elective medical procedures.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) increased to 26.5% for the three-month period ended June 30, 2021, from 23.3% for the same period in 2020. As a percentage of sales, material and labor costs collectively increased 1.0%, while overhead decreased 4.1%. The increase in collective material and labor costs as a percentage of sales was primarily due to increases in raw material costs and an unfavorable change in mix. The decrease in overhead as a percentage of sales was primarily due to fixed overhead costs measured against increased sales, and the increased costs incurred in the second quarter of 2020 in response to COVID-19.

Gross profit as a percentage of sales (“gross margin”) increased to 26.2% for the six-month period ended June 30, 2021, from 25.0% for the same period in 2020. As a percentage of sales, material and labor costs collectively increased 0.8%, while overhead decreased 2.0%. The increase in collective material and labor costs as a percentage of sales was primarily due to increases in raw material costs and an unfavorable change in mix. The decrease in overhead as a percentage of sales was primarily due to fixed overhead costs measured against increased sales, and the increased costs incurred in the second quarter of 2020 in response to COVID-19.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 8.4% to $7.2 million for the three-month period ended June 30, 2021, from $6.7 million for the same period in 2020, primarily due to increases in discretionary compensation and company-wide travel and entertainment during the second quarter of 2021. As a percentage of sales, SG&A decreased to 14.3% for the three-month period ended June 30, 2021, from 15.6% for the same three-month period in 2020. The decrease in SG&A as a percentage of sales for the three-month period ended June 30, 2021 was primarily due to increased sales.

SG&A increased slightly to $14.5 million for the six-month period ended June 30, 2021, from $14.4 million for the same period in 2020. As a percentage of sales, SG&A decreased to 14.6% for the three-month period ended June 30, 2021, from 15.9% for the same three-month period in 2020. The decrease in SG&A as a percentage of sales for the six-month period ended June 30, 2021 was primarily due to increased sales.

Interest Income and Expense

Net interest income was approximately $21 thousand for the three-month period ended June 30, 2021, compared to net interest expense of approximately $33 thousand for the same period in 2020. The increase in net interest income for the three-month period ended June 30, 2021 was primarily due to interest received from the federal government related to income tax refunds.

Net interest income was approximately $5 thousand for the six-month period ended June 30, 2021, compared to net interest expense of $49 thousand in the same period of 2020. The increase in net interest income for the six-month period ended June 30, 2021 was primarily due to interest received from the federal government related to income tax refunds.

Other (Income) Expense

Other expense was approximately $4 thousand and $35 thousand for the three-month periods ended June 30, 2021 and 2020, respectively, and other income was approximately $7 thousand compared to other expense of approximately $362 thousand for the six-month periods ended June 30, 2021 and 2020, respectively. The changes in other expense are primarily generated by changes in the fair value of the swap liability, which is driven by anticipated future interest rate changes, offset by net cash settlement amounts related to the swap.

Income Taxes

The Company recorded tax expense of approximately 24.2% and 20.8% of income before income tax expense, respectively, for each of the three-month periods ended June 30, 2021 and 2020. The increase in the effective tax rate for the current period as compared to the prior period was largely due to lower discrete income tax benefits from share-based compensation in the three months ended June 30, 2021 than in the comparable period.

The Company recorded tax expense of approximately 22.9% and 18.9% of income before income tax expense, respectively, for each of the six-month periods ended June 30, 2021 and 2020. The increase in the effective tax rate for the current period was largely due to lower discrete income tax benefits from share-based compensation in the six months ended June 30, 2021 than in the comparable period. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the six-month period ended June 30, 2021 was approximately $9.9 million and was primarily a result of net income generated of approximately $8.9 million, depreciation and amortization of approximately $4.2 million, share-based compensation of approximately $1.1 million, an increase in deferred taxes of approximately $0.4 million, an increase in accounts payable of approximately $4.0 million due to the timing of vendor payments in the ordinary course of business, and an increase in accrued expenses of approximately $0.3 million. These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $4.8 million due to higher sales in the last two months of the second quarter of 2021 as compared to the same period in the fourth quarter of 2020, an increase in inventory of approximately $2.5 million due to restocking to historical levels, an increase in prepaid expenses of approximately $0.4 million, an increase in refundable income taxes of approximately $0.9 million, an increase in other assets of approximately $0.2 million, and a decrease in other long-term liabilities of approximately $0.2 million.

Net cash used in investing activities during the six-month period ended June 30, 2021 was approximately $3.3 million and was primarily the result of additions of manufacturing machinery and equipment across the Company.

Net cash used in financing activities was approximately $0.6 million during the six-month period ended June 30, 2021, resulting primarily from payments of statutory withholding for stock options exercised and restricted stock units vested.

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

Under the Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments. As of June 30, 2021 and December 31, 2020 there were no amounts outstanding; the applicable interest rate was approximately 1.09%, and the Company was in compliance with all financial covenants under the Restated Credit Agreement. As of June 30, 2021 and December 31, 2020, there were $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies.

Derivative Financial Instruments

The Company used interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. Derivative financial instruments expose the Company to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The Company assesses interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the term loan under the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5‑year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap agreement was established to modify the Company’s interest rate exposure by converting the interest on the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. As the Company repaid its term loan in full, the swap agreement no longer serves this purpose and may be canceled by the Company prior to its expiration date. The notional amount was approximately $10 million at June 30, 2021. The fair value of the swap as of June 30, 2021 and December 31, 2020 was approximately $(321) thousand and $(465) thousand, respectively, and is included in other liabilities on the condensed consolidated balance sheets. Changes in the fair value and net cash settlement amounts related to the swap are recorded in other expense on the condensed consolidated statements of income and resulted in income of $64 thousand and expense of $144 thousand, respectively, during the three- and six-month periods ended June 30, 2021. In the same periods in 2020, change in the fair value of the swap resulted in income of $8 thousand and expense of $292 thousand, respectively. As the Company has paid the remaining balance of the term loan in its entirety, there is no longer underlying debt to hedge against with the swap. The changes in the fair value of the swap will continue to be accounted for as a financial instrument until the sooner of the time that the Company elects to cancel it or until its maturity.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its amended and restated credit facility. The Company generated cash of approximately $9.9 million in operations during the six months ended June 30, 2021; however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and draws on the revolving credit facility are possible. Further, the continued economic uncertainty resulting from the COVID-19 pandemic could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

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

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company did not repurchase any shares of its common stock under this program in the first six months of 2021. At June 30, 2021 approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

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

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. The Company did not repurchase any shares of its common stock under this program in the first six months of 2021. Through June 30, 2021, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approxi‐mately $587 thousand. At June 30, 2021, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

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

UFP TECHNOLOGIES, INC.

Date: August 6, 2021	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: August 6, 2021	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)