Form 10-Q
period 2021-09-30
UFP TECHNOLOGIES INC
filed 2021-11-05
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended     SEPTEMBER 30, 2021

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

7,531,404 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of October 29, 2021.

UFP Technologies, Inc.

PART I:          FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$33,094	$24,234
Receivables, net	32,456	26,428
Inventories	21,674	18,642
Prepaid expenses and other current assets	3,077	2,560
Refundable income taxes	832	-
Total current assets	91,133	71,864
Property, plant and equipment	122,184	118,388
Less accumulated depreciation and amortization	(69,202)	(64,633)
Net property, plant and equipment	52,982	53,755
Goodwill	51,838	51,838
Intangible assets, net	18,776	19,718
Non-qualified deferred compensation plan	4,115	3,724
Finance lease right of use assets	88	100
Operating lease right of use assets	1,555	2,052
Other assets	199	153
Total assets	$220,686	$203,204

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,556	$4,121
Accrued expenses	8,361	7,944
Deferred revenue	1,671	1,887
Finance lease liabilities	15	15
Operating lease liabilities	1,157	1,154
Income taxes payable	-	16
Total current liabilities	18,760	15,137
Deferred income taxes	5,539	5,057
Non-qualified deferred compensation plan	4,053	3,810
Finance lease liabilities	74	86
Operating lease liabilities	436	950
Other liabilities	1,071	1,271
Total liabilities	29,933	26,311
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,560,963 and 7,531,404 shares issued and outstanding, respectively, at September 30, 2021; 7,529,625 and 7,500,066 shares issued and outstanding, respectively, at December 31, 2020	75	75
Additional paid-in capital	33,677	32,484
Retained earnings	157,588	144,921
Treasury stock at cost, 29,559 shares at September 30, 2021 and 29,559 shares at December 31, 2020	(587)	(587)
Total stockholders’ equity	190,753	176,893
Total liabilities and stockholders' equity	$220,686	$203,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$50,723	$43,299	$149,977	$134,220
Cost of sales	38,707	32,771	111,938	100,919
Gross profit	12,016	10,528	38,039	33,301
Selling, general & administrative expenses	6,806	6,791	21,343	21,208
Acquisition Costs	154	-	154	-
(Gain) loss on sale of property, plant & equipment	(21)	12	(42)	298
Operating income	5,077	3,725	16,584	11,795
Interest (income) expense, net	16	17	11	66
Other expenses (income)	4	-	(2)	362
Income before income tax expense	5,057	3,708	16,575	11,367
Income tax expense	1,268	720	3,908	2,170
Net income	$3,789	$2,988	$12,667	$9,197

Net income per share:
Basic	$0.50	$0.40	$1.68	$1.23
Diluted	$0.50	$0.40	$1.67	$1.22
Weighted average common shares outstanding:
Basic	7,531	7,495	7,522	7,480
Diluted	7,597	7,555	7,585	7,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three and Nine Month Periods Ended September 30, 2021
			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2020	7,500	$75	$32,484	$144,921	30	$(587)	$176,893
Share-based compensation	34	-	501	-	-	-	501
Net share settlement of restricted stock units	(14)	-	(738)	-	-	-	(738)
Net income	-	-	-	4,163	-	-	4,163
Balance at March 31, 2021	7,520	$75	$32,247	$149,084	30	$(587)	$180,819
Share-based compensation	4	-	620	-	-	-	620
Exercise of stock options	7	-	162	-	-	-	162
Net share settlement of restricted stock units	-	-	(2)	-	-	-	(2)
Net income	-	-	-	4,715	-	-	4,715
Balance at June 30, 2021	7,531	$75	$33,027	$153,799	30	$(587)	$186,314
Share-based compensation	-	-	650	-	-	-	650
Net income	-	-	-	3,789	-	-	3,789
Balance at September 30, 2021	7,531	$75	$33,677	$157,588	30	$(587)	$190,753

Three and Nine Month Periods Ended September 30, 2020
			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balance at December 31, 2019	7,446	$74	$30,952	$131,552	30	$(587)	$161,991
Share-based compensation	28	-	537	-	-	-	537
Exercise of stock options	20	1	415	-	-	-	416
Net share settlement of restricted stock units	(11)	-	(560)	-	-	-	(560)
Net income	-	-	-	3,891	-	-	3,891
Balance at March 31, 2020	7,483	$75	$31,344	$135,443	30	$(587)	$166,275
Share-based compensation	6	-	561	-	-	-	561
Exercise of stock options	6	-	59	-	-	-	59
Net share settlement of restricted stock units	-	-	(1)	-	-	-	(1)
Net income	-	-	-	2,318	-	-	2,318
Balance at June 30, 2020	7,495	$75	$31,963	$137,761	$30	$(587)	$169,212
Share-based compensation	-	-	239	-	-	-	239
Net income	-	-	-	2,988	-	-	2,988
Balance at September 30, 2020	7,495	$75	$32,202	$140,749	$30	$(587)	$172,439

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$12,667	$9,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,209	6,210
(Gain) Loss on disposal of property, plant & equipment	(43)	298
Share-based compensation	1,771	1,338
Deferred income taxes	482	977
Changes in operating assets and liabilities:
Receivables, net	(6,028)	1,284
Inventories	(3,032)	(1,212)
Prepaid expenses and other current assets	(517)	(1,396)
Refundable income taxes	(848)	(297)
Other assets	72	76
Accounts payable	3,210	(255)
Accrued expenses	417	(68)
Deferred revenue	(216)	(628)
Non-qualified deferred compensation plan and other liabilities	(469)	1,214
Net cash provided by operating activities	13,675	16,738
Cash flows from investing activities:
Additions to property, plant, and equipment	(4,277)	(3,057)
Proceeds from sale of fixed assets	51	105
Net cash used in investing activities	(4,226)	(2,952)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	-	5,500
Payments on revolving line of credit	-	(5,500)
Principal payments on finance lease obligation	(11)	(7)
Proceeds from exercise of stock options	162	474
Payment of statutory withholdings for restricted stock units vested	(740)	(561)
Net cash used in financing activities	(589)	(94)
Net increase in cash and cash equivalents	8,860	13,692
Cash and cash equivalents at beginning of period	24,234	3,743
Cash and cash equivalents at end of period	$33,094	$17,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

The condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, the condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited but, in the opinion of management, include all adjustments (including normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2021.

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net sales of:	2021	2020	2021	2020
Products	$49,613	$41,072	$146,402	$128,853
Tooling and Machinery	405	887	1,149	2,210
Engineering services	705	1,340	2,426	3,157
Total net sales	$50,723	$43,299	$149,977	$134,220

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents a roll-forward of contract liabilities activity for the nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Contract Liabilities
	Nine Months Ended September 30,
	2021	2020
Deferred revenue - beginning of period	$1,887	$2,574
Increases due to consideration received from customers	736	2,255
Revenue recognized	(952)	(2,883)
Deferred revenue - end of period	$1,671	$1,946

Revenue recognized during the nine-month periods ended September 30, 2021 and 2020 from amounts included in deferred revenue at the beginning of the period were approximately $659 thousand and $1.5 million, respectively.

When invoicing occurs after revenue recognition, the Company has contract assets, included within “receivables” on the condensed consolidated balance sheet.

The following table presents a roll-forward of contract assets activity for the nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Contract Assets
	Nine Months Ended September 30,
	2021	2020
Unbilled receivables - beginning of period	$271	$72
Increases due to revenue recognized, not invoiced to customers	1,461	2,223
Decreases due to customer invoicing	(1,509)	(2,004)
Unbilled receivables - end of period	$223	$291

(3)	Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2021	2020
	(in thousands)
Cash paid for:
Interest	$39	$55
Income taxes, net of refunds	4,274	1,454

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$225	$225

(4)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accounts receivable–trade	$32,978	$26,912
Less allowance for credit losses	(522)	(484)
Receivables, net	$32,456	$26,428

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written-off when determined to be uncollectible. Estimates based on an assessment of anticipated payment and all other historical, current, and future information that is reasonably available are used to determine the allowance.

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected as of September 30, 2021 and 2020 (in thousands):

	Allowance for Credit Losses
	Nine Months Ended September 30,
	2021	2020
Allowance - beginning of period	$484	$486
Provision for expected credit losses	92	182
Amounts written off against the allowance	(54)	(19)
Allowance - end of period	$522	$649

(5)	Fair Value of Financial Instruments

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

Level 2	September 30, 2021	December 31, 2020
Liabilities:
Derivative financial instruments	$(261)	$(465)

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2020. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Share-based compensation related to:	2021	2020	2021	2020
Common stock grants	$100	$100	$300	$300
Stock option grants	52	59	157	173
Restricted Stock Unit Awards ("RSUs")	498	80	1,314	865
Total share-based compensation	$650	$239	$1,771	$1,338

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensa‐tion arrangements was approximately $167 thousand and $60 thousand for the three month periods ended September 30, 2021 and 2020, respectively, and approximately $608 thousand and $612 thousand for the nine-month periods ended September 30, 2021 and 2020, respectively.

Common stock grants

The compensation expense for common stock grants during the nine-month period ended September 30, 2021, was determined based on an approved fixed dollar amount with the number of shares to be determined on the date of issuance.

Stock Option grants

The following is a summary of stock option activity under all plans for the nine-month period ended September 30, 2021:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	94,513	$30.22
Granted	10,716	57.34
Exercised	(6,558)	24.77
Outstanding at September 30, 2021	98,671	$33.53	6.06	$2,769
Exercisable at September 30, 2021	87,955	$30.63	5.62	$2,723
Vested and expected to vest at September 30, 2021	98,671	$33.53	6.06	$2,769

On June 9, 2021, the Company granted options to its directors for the purchase of 10,716 shares of common stock at that day’s closing price of $57.34. The compensation expense related to these grants was determined as the fair value of the options using the Black-Scholes option pricing model based on the following assumptions:

Expected volatility	33.7%
Expected dividends	None
Risk-free interest rate	0.8%
Exercise price	$57.34
Expected term (years)	6.2
Weighted-average grant date fair value	19.60

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

During the nine-month periods ended September 30, 2021 and 2020, the total intrinsic value of all options exercised was approximately $164 thousand and $757 thousand, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $162 thousand and $474 thousand, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During both the nine-month periods ended September 30, 2021 and 2020, no shares were surrendered for this purpose.

Restricted Stock Unit awards

The following table summarizes information about RSU activity during the nine-month period ended Septem‐ber 30, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	93,187	$35.03
Awarded	51,046	50.07
Shares vested	(38,892)	32.88
Forfeitures	(270)	49.46
Outstanding at September 30, 2021	105,071	$41.00

At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the nine-month periods ended September 30, 2021 and 2020, 14,112 and 11,233 shares were surrendered at an average market price of $52.47 and $49.98, respectively.

As of September 30, 2021, the Company had approximately $3.2 million of unrecognized compensation expense that is expected to be recognized over a period of 2.5 years.

(7)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$12,357	$12,229
Work in process	4,007	1,991
Finished goods	5,310	4,422
Total inventory	$21,674	$18,642

(8)	Leases

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

	Nine Months Ended
	September 30,
	($ in thousands)
	2021	2020
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$12	$7
Interest on lease liabilities	2	1
Operating lease cost	896	907
Variable lease cost	169	164
Short-term lease cost	30	21
Total lease cost	$1,109	$1,100

	Nine Months Ended
	September 30,
	($ in thousands)
	2021	2020
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$909	$908
Financing cash flows from finance leases	11	7
ROU assets obtained in exchange for finance lease obligations	-	110

Weighted-average remaining lease term (years):
Finance	5.58	6.58
Operating	1.39	2.02
Weighted-average discount rate:
Finance	2.26%	2.26%
Operating	3.95%	4.42%

The aggregate future lease payments for leases as of September 30, 2021 are as follows (in thousands):

	Finance	Operating
Remainder of 2021	$4	$304
2022	17	1,054
2023	17	115
2024	17	73
2025	17	62
Thereafter	23	32
Total lease payments	95	1,640
Less: Interest	(6)	(47)
Present value of lease liabilities	$89	$1,593

(9)	Net Income Per Share

Basic net income per share is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	7,531	7,495	7,522	7,480
Weighted average common equivalent shares due to restricted stock, stock options and RSUs	66	60	63	67
Diluted weighted average common shares outstanding	7,597	7,555	7,585	7,547

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For both the three- and nine-month periods ended September 30, 2021, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 10,716. For both the three- and nine-month periods ended September 30, 2020, the number of stock awards excluded from the computation of diluted earnings per share for this reason was 14,892.

(10)	Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the three- and nine-month periods ended September 30, 2021 and 2020. At September 30, 2021 and December 31, 2020, one customer represented approximately 10.6% and 13.3% of gross accounts receivable, respectively. All of the Company’s assets are located in the United States.

The Company’s products are primarily sold to customers within the Medical, Consumer, Aerospace & Defense, Automotive, Industrial, and Electronics markets. Net sales by market for the three- and nine-month periods ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020 (1)		2021		2020 (1)
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$32,380	63.8%	$26,869	62.1%	$95,100	63.4%	$92,179	68.7%
Consumer	6,449	12.7%	5,581	12.9%	18,125	12.1%	12,216	9.1%
Aerospace & Defense	3,873	7.6%	3,388	7.8%	12,628	8.4%	9,223	6.9%
Automotive	3,851	7.6%	4,473	10.3%	12,065	8.0%	10,525	7.8%
Industrial	2,168	4.3%	1,765	4.1%	6,494	4.2%	5,840	4.4%
Electronics	2,002	3.9%	1,223	2.8%	5,565	3.7%	4,237	3.2%
Net Sales	$50,723	100.0%	$43,299	100.0%	$149,977	100.0%	$134,220	100.0%

(1)	Certain amounts for the three and nine months ended September 30, 2021 were reclassified between markets to conform to the current period presentation.

(11)	Other Intangible Assets

The carrying values of the Company’s definite lived intangible assets as of September 30, 2021 are as follows (in thousands):

	Tradename & Brand	Non- Compete	Customer List	Total
Estimated useful life	10 years	5 years	20 years
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(135)	(338)	(4,135)	(4,608)
Net balance	$232	$124	$18,420	$18,776

Amortization expense related to intangible assets was approximately $314 thousand and $314 thousand for the three-month periods ended September 30, 2021 and 2020 and was $943 thousand and $943 thousand for the nine-month periods ended September 30, 2021 and 2020. The estimated remaining amortization expense as of September 30, 2021 is as follows (in thousands):

Remainder of 2021	$314
2022	1,257
2023	1,257
2024	1,164
2025	1,164
Thereafter	13,620
Total	$18,776

(12)	Income Taxes

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 25.1% and 19.4% of income before income tax expense for the three-month periods ended September 30, 2021 and 2020, respectively. The Company recorded income tax expense of approximately 23.6% and 19.1% of income before income tax expense for each of the nine-month periods ended September 30, 2021 and 2020, respectively.

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

Under the Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness, and permitted investments. As of September 30, 2021 and December 31, 2020 there were no amounts outstanding; the applicable interest rate was approximately 1.08%, and the Company was in compliance with all financial covenants under the Restated Credit Agreement. As of September 30, 2021 and December 31, 2020, there were $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies.

Derivative Financial Instruments

The Company used interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. Derivative financial instruments expose the Company to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The Company assesses interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the term loan under the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5‑year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap agreement was established to modify the Company’s interest rate exposure by converting the interest on the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. As the Company repaid its term loan in full, the swap agreement no longer serves this purpose and may be canceled by the Company prior to its expiration date. The notional amount was approximately $9.3 million at September 30, 2021. The fair value of the swap as of September 30, 2021 and December 31, 2020 was approximately $(261) thousand and $(465) thousand, respectively, and is included in other liabilities on the condensed consolidated balance sheets. Changes in the fair value and net cash settlement amounts related to the swap are recorded in other expense on the condensed consolidated statements of income and resulted in expense of $4 thousand and income of $2 thousand, respectively, during the three and nine-month periods ended September 30, 2021. In the same periods in 2020, change in the fair value and net cash settlement amounts related to the swap resulted in expense of $0 and $362 thousand, respectively. As the Company has paid the remaining balance of the term loan in its entirety, there is no longer underlying debt to hedge against with the swap. The changes in the fair value of the swap will continue to be accounted for as a financial instrument until the sooner of the time that the Company elects to cancel it or until its maturity.

(14)	Subsequent Events

As previously disclosed, on October 12, 2021, pursuant to a stock purchase agreement and related agreements, the Company acquired Contech Medical, Inc. (“Contech”) for an aggregate purchase price of $9.5 million in cash plus up to an additional $5 million based upon the achievement of certain EBITDA targets of Contech for the 12-month period ended June 30, 2022. In connection with its acquisition of Contech as well as other potential acquisitions, the Company expensed approximately $154 thousand in transaction costs during the third quarter of 2021.

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Management and representatives of UFP Technologies, Inc. (the “Company”) also may from time to time make forward-looking statements. These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects; statements about the potential further impact the novel coronavirus ("COVID-19") pandemic may have on the Company’s business, financial condition and results of operations, including with respect to the different markets in which the Company participates, the demand for its products, the well-being and availability of the Company’s employees, the continuing operation of the Company’s locations, delayed payments by the Company’s customers and the potential for reduced or canceled orders, the Company’s efforts to address the pandemic, including regarding the safety of its employees, the maintenance of its facilities and the sufficiency of and disruptions in the Company’s supply chain, inventory, liquidity and capital resources, including increased labor and other costs in connection with such efforts, the impact of the pandemic on the businesses of the Company’s suppliers and customers, and the overall impact the pandemic may have on the Company’s financial results in 2021; statements about the Company’s acquisition strategies and opportunities and the Company’s growth potential and strategies for growth; expectations regarding customer demand; expectations regarding the Company’s liquidity and capital resources, including the sufficiency of its cash reserves and the availability of borrowing capacity to fund operations and/or potential future acquisitions; anticipated revenues and the timing of such revenues; expectations regarding the potential impact of the proposed phase out of LIBOR by the end of 2021; expectations about shifting the Company’s book of business to higher-margin, longer-run opportunities; anticipated trends and potential advantages in the different markets in which the Company competes, including the medical, aerospace and defense, automotive, consumer, electronics, and industrial markets, and the Company’s plans to expand in certain of its markets; statements regarding anticipated advantages the Company expects to realize from its investments and capital expenditures; statements regarding anticipated advantages to improvements and alterations at the Company’s existing plants; expectations regarding the Company’s manufacturing capacity, operating efficiencies, and new production equipment; statements about new product offerings and program launches; statements about the Company’s participation and growth in multiple markets; statements about the Company’s business opportunities; and any indication that the Company may be able to sustain or increase its sales, earnings or earnings per share, or its sales, earnings or earnings per share growth rates.

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

Overview

UFP Technologies, Inc. (the “Company”) is an innovative designer and custom manufacturer of components, subassemblies, products, and packaging primarily for the medical market. Utilizing highly specialized foams, films and plastics, the Company converts raw materials through laminating, molding, radio frequency welding and fabricating techniques. The Company is diversified by also providing highly engineered solutions to customers in the aerospace & defense, automotive, consumer, electronics, and industrial markets. The Company consists of a single operating and reportable segment.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

As further summarized below, the COVID-19 pandemic has had, and we believe it will continue to have, negative effects on our business and financial results. Despite the continuing impact of the COVID-19 pandemic, conditions related to the pandemic generally appear to be improving and sales for the Company for the nine-month period ended September 30, 2021 increased 11.7% to $150.0 million from $134.2 million in the same period of 2020.  Although gross margins for the nine-month period ended September 30, 2021 increased to 25.4% from 24.8% in the same period of last year, rising raw material and overhead costs as well as labor rate increases and staffing challenges have had a negative impact on them. The Company is in the process of, where possible, passing through these costs to its customers. Operating income and net income increased 40.6% and 37.7%, respectively.

Recent Developments

IMPACT OF COVID-19 ON OUR BUSINESS

Through much of 2020, COVID-19 spread across the country to areas in which our products are designed, manufactured, distributed, or sold. The spread of COVID-19 and the response to it negatively impacted operating conditions for our business in 2020. Although we expect COVID-19 will continue to have negative impacts on our operating results in future periods, the magnitude and duration of the continuing impact is uncertain.

To stall the spread of COVID-19 during calendar year 2020, authorities in states in which we do business implemented numerous measures, including social distancing guidelines, travel bans and restrictions, quarantines, curfews, stay-at-home orders, and business shutdowns. Since then, most federal, state, and local mandates or executive orders have been lifted. Our top priorities continue to be ensuring the health and safety of our workforce and serving our various constituencies with as little disruption as possible, so we continue to follow practical safety procedures and continue to monitor that status of the COVID-19 pandemic, vaccination rates and mutations COVID-19.

The COVID-19 pandemic continues to pose risks to our operations. The global supply chain disruption that has resulted from the COVID-19 pandemic has resulted in delays in our receipt of raw materials and components we need to meet our anticipated manufacturing and production schedules. The relative difficulty in sourcing raw materials and components for our manufacturing operations has also resulted in increased costs.  Our labor costs have increased due to a general labor shortage and related wage increases and incentives to attract and retain employees.  Our maintenance costs have also increased due to higher costs of supplies, our efforts to create a safe work environment for our employees and our continued enhanced cleaning and sterilization protocols.

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

The full extent to which the COVID-19 pandemic impacts our business and operations, is unknown and will depend on the severity, location and duration of the effects and spread of COVID-19, the effectiveness of the vaccine programs and the other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects (including the ultimate efficacy of vaccine programs on new variants of the virus), the length of the worldwide supply chain disruption and increased costs and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. As certain restrictions are lifted in various geographical locations throughout the U.S., we will continue to monitor and respond to the impacts that the COVID-19 pandemic has on our business and operations. We have a strong liquidity position, solid balance sheet, and access to capital which we expect will enable us to effectively manage through the COVID-19 pandemic.

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

Results of Operations

Sales

Sales for the three-month period ended September 30, 2021 increased approximately 17.1% to $50.7 million from sales of $43.3 million for the same period in 2020. The increase in sales is primarily due to increases in sales to customers in the Medical, Consumer, Electronics, Industrial and Aerospace & Defense markets of 20.5%, 15.6%, 63.7%, 22.8% and 14.3% respectively, partially offset by a decrease in sales to customers in the Automotive market of 13.9%. The third quarter decrease in Automotive market sales is primarily the result of supply chain and delivery issues limiting production in the Automotive market.

Sales for the nine-month period ended September 30, 2021 increased approximately 11.7% to $150.0 million from sales of $134.2 million for the same period in 2020. The increase in sales is primarily due to increases in sales to customers in the Medical, Consumer, Electronics, Industrial, Automotive and Aerospace & Defense markets of 3.2%, 48.4%, 31.3%, 11.2%, 14.6% and 36.9% respectively.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 23.7% for the three-month period ended September 30, 2021, from 24.3% for the same period in 2020. As a percentage of sales, material and labor costs collectively increased 3.4%, while overhead decreased 2.7%. The increase in collective material and labor costs as a percentage of sales was primarily due to inflationary increases in raw material and supply costs as well as labor rate increases and staffing challenges. The decrease in overhead as a percentage of sales was primarily due to fixed overhead costs measured against increased sales, and the increased costs incurred in the third quarter of 2020 in response to COVID-19.

Gross profit as a percentage of sales (“gross margin”) increased to 25.4% for the nine-month period ended September 30, 2021, from 24.8% for the same period in 2020. As a percentage of sales, material and labor costs collectively increased 1.3%, while overhead decreased 1.8%. The increase in collective material and labor costs as a percentage of sales was primarily due to inflationary increases in raw material and supply costs as well as labor rate increases and staffing challenges. The decrease in overhead as a percentage of sales was primarily due to fixed overhead costs measured against increased sales, and the increased costs incurred in the third quarter of 2020 in response to COVID-19.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) were consistent at $6.8 million for the three-month period ended September 30, 2021 as compared to the same period in 2020. As a percentage of sales, SG&A decreased to 13.4% for the three-month period ended September 30, 2021, from 15.7% for the same three-month period in 2020. The decrease in SG&A as a percentage of sales for the three-month period ended September 30, 2021 was primarily due to increased sales.

SG&A increased slightly to $21.3 million for the nine-month period ended September 30, 2021, from $21.2 million for the same period in 2020. As a percentage of sales, SG&A decreased to 14.2% for the three-month period ended September 30, 2021, from 15.8% for the same three-month period in 2020. The decrease in SG&A as a percentage of sales for the nine-month period ended September 30, 2021 was primarily due to increased sales.

Interest Expense

Net interest expense was approximately $16 thousand for the three-month period ended September 30, 2021, compared to approximately $17 thousand for the same period in 2020.

Net interest expense was approximately $11 thousand for the nine-month period ended September 30, 2021, compared to net interest expense of $66 thousand in the same period of 2020. The decrease in net interest expense for the nine-month period ended September 30, 2021 was primarily due to interest received from the federal government related to income tax refunds.

Other (Income) Expense

Other expense was approximately $4 thousand and $0 for the three-month periods ended September 30, 2021 and 2020, respectively, and other income was approximately $2 thousand compared to other expense of approximately $362 thousand for the nine-month periods ended September 30, 2021 and 2020, respectively. The changes in other expense are primarily generated by changes in the fair value of the swap liability, which is driven by anticipated future interest rate changes, offset by net cash settlement amounts related to the swap.

Income Taxes

The Company recorded tax expense of approximately 25.1% and 19.4% of income before income tax expense, respectively, for each of the three-month periods ended September 30, 2021 and 2020. The increase in the effective tax rate for the current period as compared to the prior period was largely due to discrete rate adjustments in the three months ended September 30, 2020 resulting from the filing of amended tax returns for prior years.

The Company recorded tax expense of approximately 23.6% and 19.1% of income before income tax expense, respectively, for each of the nine-month periods ended September 30, 2021 and 2020. The increase in the effective tax rate for the current period was largely due to lower discrete income tax benefits from share-based compensation and amended tax returns in the nine months ended September 30, 2021 compared to the same period of 2020.

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

Cash Flows

Net cash provided by operations for the nine-month period ended September 30, 2021 was approximately $13.7 million and was primarily a result of net income generated of approximately $12.7 million, depreciation and amortization of approximately $6.2 million, share-based compensation of approximately $1.8 million, an increase in deferred taxes of approximately $0.5 million, an increase in accounts payable of approximately $3.2 million due to the timing of vendor payments in the ordinary course of business, and an increase in accrued expenses of approximately $0.4 million. These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $6.0 million due to higher sales in the last two months of the third quarter of 2021 as compared to the same period in the fourth quarter of 2020, an increase in inventory of approximately $3.0 million due to restocking to historical levels, an increase in prepaid expenses of approximately $0.5 million, an increase in refundable income taxes of approximately $0.9 million, an increase in deferred revenue of approximately $0.2 million, and a decrease in other long-term liabilities of approximately $0.5 million.

Net cash used in investing activities during the nine-month period ended September 30, 2021 was approximately $4.2 million and was primarily the result of additions of manufacturing machinery and equipment across the Company.

Net cash used in financing activities was approximately $0.6 million during the nine-month period ended September 30, 2021, resulting primarily from payments of statutory withholding for stock options exercised and restricted stock units vested.

Subsequent Event - Contech Medical Acquisition

As previously disclosed, on October 12, 2021, pursuant to a stock purchase agreement and related agreements, the Company acquired Contech Medical, Inc. for an aggregate purchase price of $9.5 million in cash plus up to an additional $5 million based upon the achievement of certain EBITDA targets of Contech for the 12-month period ended June 30, 2022. In connection with its acquisition of Contech as well as other potential acquisitions, the Company expensed approximately $154 thousand in transaction costs during the third quarter of 2021.

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

Under the Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness, and permitted investments. As of September 30, 2021 and December 31, 2020 there were no amounts outstanding; the applicable interest rate was approximately 1.08%, and the Company was in compliance with all financial covenants under the Restated Credit Agreement. As of September 30, 2021 and December 31, 2020, there were $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies.

Derivative Financial Instruments

The Company used interest-rate-related derivative instruments to manage its exposure related to changes in interest rates on its variable-rate debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. Derivative financial instruments expose the Company to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, the Company is not exposed to the counterparty’s credit risk. The Company minimizes counterparty credit risk in derivative instruments by entering into transactions with carefully selected major financial institutions based upon their credit profile. Market risk is the adverse effect on the value of a derivative instrument that results from a change in interest rates. The Company assesses interest rate risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations expose the Company to variability in interest payments due to changes in interest rates. The Company believes that it is prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the term loan under the Amended and Restated Credit Agreement, the Company entered into a $20 million, 5‑year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap agreement was established to modify the Company’s interest rate exposure by converting the interest on the term loan from a variable rate to a fixed rate to hedge against the possibility of rising interest rates during the term of the loan. As the Company repaid its term loan in full, the swap agreement no longer serves this purpose and may be canceled by the Company prior to its expiration date. The notional amount was approximately $9.3 million at September 30, 2021. The fair value of the swap as of September 30, 2021 and December 31, 2020 was approximately $(261) thousand and $(465) thousand, respectively, and is included in other liabilities on the condensed consolidated balance sheets. Changes in the fair value and net cash settlement amounts related to the swap are recorded in other expense on the condensed consolidated statements of income and resulted in expense of $4 thousand and income of $2 thousand, respectively, during the three and nine-month periods ended September 30, 2021. In the same periods in 2020, change in the fair value and net cash settlement amounts related to the swap resulted in expense of $0 and $362 thousand, respectively. As the Company has paid the remaining balance of the term loan in its entirety, there is no longer underlying debt to hedge against with the swap. The changes in the fair value of the swap will continue to be accounted for as a financial instrument until the sooner of the time that the Company elects to cancel it or until its maturity.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its amended and restated credit facility. The Company generated cash of approximately $13.7 million in operations during the nine months ended September 30, 2021; however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and draws on the revolving credit facility are possible. Further, the continued economic uncertainty resulting from the COVID-19 pandemic could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

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

The Company may also require additional capital in the future to fund capital expenditures, acquisitions, or other investments. These capital requirements could be substantial. The Company anticipates that any future expansion of its business will be financed through existing resources, cash flow from operations, the Company's revolving credit facility, or other new financing. The Company cannot guarantee that it will be able to meet existing financial covenants or obtain other new financing on favorable terms, if at all. The Company's liquidity will be impacted to the extent additional stock repurchases are made under the Company's stock repurchase program.

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company did not repurchase any shares of its common stock under this program in the first nine months of 2021. At September 30, 2021 approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the following:

As previously disclosed, on August 9, 2021, the Company, through Co-Production Tijuana, a third-party Mexican Shelter company (the “Shelter Company”), entered into a Lease Agreement (the “Lease”) with Via Capital (the “Landlord”) for manufacturing, storage and office space in Tijuana, Mexico.  Although the Shelter Company is the tenant under the lease, the Company has signed a guarantee agreement effectively binding the Company to the terms of the Lease.

The initial term of the Lease commences upon the Landlord’s delivery of the Leased Premises in tenant improvement readiness condition (the “Commencement Date”), estimated to be December 31, 2021. The initial term of the Lease will extend approximately 122 months from the Commencement Date, unless earlier terminated in accordance with the Lease. The Company and/or the Shelter Company will have the right to extend the term of the Lease for two additional five-year terms.

Under the Lease, the Company will lease approximately 83,256 square feet. The Company will pay an escalating base rent over the life of the Lease of approximately $45,939 per month. In addition, the Company will pay its pro rata portion of property expenses and operating expenses for the Leased Premises.

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

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer’s Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. The Company did not repurchase any shares of its common stock under this program in the first nine months of 2021. Through September 30, 2021, the Company had repurchased a total of 29,559 shares of its common stock under this program at a cost of approxi‐mately $587 thousand. At September 30, 2021, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6:         EXHIBITS

Exhibit No.	Description
10.1	Stock Purchase Agreement, dated as of October 12. 2021, by and among the Company, Contech Medical, Inc., the Sellers defined therein, and the Sellers’ Representative.*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF 104	Inline XBRL Taxonomy Extension Definition Linkbase Document.* Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

__________________

*         Filed herewith.

**       Furnished herewith.

#         Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: November 5, 2021	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: November 5, 2021	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)