Form 10-K
period 2021-12-31
UFP TECHNOLOGIES INC
filed 2022-03-14
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $394,174,175, based on the closing sales price of $57.42 per share of such stock on the NASDAQ Capital Market on June 30, 2021.

As of March 11, 2022, there were 7,561,495 shares of common stock, $0.01 par value per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders.	Part III

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Management and representatives of UFP Technologies, Inc. (the “Company”) also may from time to time make forward-looking statements. These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects; statements about the potential further impact the novel coronavirus ("COVID-19") pandemic may have on the Company’s business, financial condition and results of operations, including with respect to the different markets in which the Company participates, the demand for its products, the well-being and availability of the Company’s employees, the continuing operation of the Company’s locations, delayed payments by the Company’s customers and the potential for reduced or canceled orders, the Company’s efforts to address the pandemic, including regarding the safety of its employees, the maintenance of its facilities and the sufficiency of the Company’s supply chain, inventory, liquidity and capital resources, including increased costs in connection with such efforts, the impact of the pandemic on the businesses of the Company’s suppliers and customers, and the overall impact the pandemic may have on the Company’s financial results in 2022; statements about the Company’s acquisition strategies and opportunities and the Company’s growth potential and strategies for growth; expectations regarding customer demand; expectations regarding the Company’s liquidity and capital resources, including the sufficiency of its cash reserves and the availability of borrowing capacity to fund operations and/or potential future acquisitions; anticipated revenues and the timing of such revenues; expectations about shifting the Company’s book of business to higher-margin, longer-run opportunities; anticipated trends and potential advantages in the different markets in which the Company competes, including the medical, aerospace and defense, automotive, consumer, electronics, and industrial markets, and the Company’s plans to expand in certain of its markets; statements regarding anticipated advantages the Company expects to realize from its investments and capital expenditures; statements regarding anticipated advantages to improvements and alterations at the Company’s existing plants; expectations regarding the Company’s manufacturing capacity, operating efficiencies, and new production equipment; statements about new product offerings and program launches; statements about the Company’s participation and growth in multiple markets; statements about the Company’s business opportunities; and any indication that the Company may be able to sustain or increase its sales, earnings or earnings per share, or its sales, earnings or earnings per share growth rates.

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

The consolidated financial statements of the Company include the accounts and results of operations of UFP Technologies, Inc. and its wholly-owned subsidiaries, Dielectrics, Inc. (“Dielectrics”), Moulded Fibre Technology, Inc., Contech Medical, Inc. (“Contech”), DAS Medical Holdings, LLC (“DAS Medical”), and DAS Medical’s wholly-owned subsidiaries, Sterimed, LLC, One Degree Medical Holdings, LLC, DAS Medical Corporation, and its wholly-owned subsidiary DAS Medical International, S.R.L., Simco Industries, Inc., and UFP Realty LLC (“UFP Realty”), and UFP Realty’s wholly-owned subsidiaries, UFP MA, LLC, UFP CO, LLC, UFP FL, LLC, UFP TX, LLC, UFP MI, LLC, and UFP IA, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. A significant majority of the Company’s assets are located within the United States. FlexShield®, FirmaLite®, Winepacks®, BioShell®, T-Tubes®, Tri-Covers®, Erasables®, Design Nail®, Pro-Sticks®, Cryoshell® Case Fit®, Alloshell®, ControlClean®, Flash Shiner® and Mambo® are our U.S. registered trademarks. Each trademark, trade name, or service mark of any other company appearing in this Report belongs to its respective holder.

Available Information

The Company’s Internet website address is http://www.ufpt.com. Through its website, the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). These SEC reports can be accessed through the investor relations section of the Company’s website. The information found on the Company’s website is not part of this or any other report filed with or furnished to the SEC. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Market Overview

The applications for the Company’s products are numerous and diverse. The Company sells its products into distinct markets with its primary focus on the Medical market:

●

Medical – The global medical market is large, growing, and varied but the Company targets specific segments where its access to highly specialized materials combined with its design and manufacturing expertise helps customers differentiate products, improve patient outcomes, and increase their client’s speed to market. The product segments include: infection control, orthopedics, interventional & surgical, surfaces & support, therapeutics, diagnostics, wound care, and biopharma.

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

●	Industrial – The applications for the Company’s industrial products are highly diverse. Examples include air and liquid filters, thermal & acoustic insulation, seals, and gaskets.

Products

The Company’s custom products are targeted at macro market trends and create specific opportunities in niche segments where the Company’s access to specialty materials, engineering know-how, and processing expertise can be leveraged to create value for its customers. Examples of its custom products targeted to specific markets include:

●

Medical – Protective drapes for robotic surgery, single patient use surfaces, advanced wound care, infection prevention, disposables for surgical and endoscopic procedures, packaging for orthopedic implants, orthopedic appliances, biopharma drug manufacturing and coils for catheters. In general, the Company’s solutions are all aimed at improving treatment outcomes while reducing risk and cost.

●

Automotive – Molded components designed to make cars lighter (therefore more fuel efficient), quieter, and safer. Applications include acoustic insulation, interior trim, load floors, sunshades, SUV cargo cover handles, driveshaft damping, engine & manifold covers, quarter panels and wheel liners.

●

Aerospace & Defense– With regard to the aerospace market, molded composites for commercial aviation to make planes lighter and safer. With regard to the defense market, molded composites for military gear to improve the safety and comfort of soldiers. Applications include backpack components, knee and elbow pads, eyewear, and helmets.

●

Consumer and Electronic Packaging – 100% recycled protective packaging for business-to-consumer brands primarily focused on electronics, candles, wine, and other high-volume consumer products using the “next day” carrier infrastructure.

●

Specialty Case Solutions – Reusable cases and custom inserts to quickly and safely transport, store and deploy mission critical equipment. Applications include military ballistics panels, virtual training systems, drones, communications equipment, and rugged portable computers.

Regulatory Climate and Environmental Considerations

The Company’s medical customers typically require FDA approval for their products and therefore sometimes require their suppliers to manufacture in facilities that are FDA approved and comply with the ISO 13485 quality standard for medical devices. The Company has nine manufacturing locations that are ISO 13485 certified and four that are FDA registered. The Company’s automotive customers sometimes require their suppliers to certify their manufacturing locations to the IATF 16949 automotive quality standard. The Company’s Grand Rapids, MI facility meets this requirement. The Company’s molded fiber packaging operation manufactures environmentally friendly and sustainable products made primarily from post-consumer newsprint and water. As a further commitment to protecting the environment, the Clinton, IA and El Paso, TX operations are certified to ISO 14001, an international environmental standard. The packaging industry has been subject to user, industry, and legislative pressure to develop environmentally responsible packaging alternatives that reduce, reuse, and recycle packaging materials. Government authorities have enacted legislation relating to source reduction, specific product bans, recycled content, recyclability requirements, and “green marketing” restrictions. In order to provide packaging that complies with all regulations regardless of a product’s destination, manufacturers seek packaging materials that meet applicable legislation, consumer demands for environmentally-conscious materials, and performance specifications. Some packaging manufacturers have responded by reducing product volume and ultimate waste product disposal through reengineering traditional packaging solutions; adopting new manufacturing processes; participating in recovery and reuse systems for resilient materials that are inherently reusable; creating programs to recycle packaging following its useful life; and developing materials that use a high percentage of recycled content in their manufacture. Wherever feasible, the Company aims to employ one or more of these techniques to create environmentally-responsible packaging solutions. In addition to offering molded fiber packaging products made from recycled paper derived primarily from post-consumer newspaper waste, the Company actively promotes its philosophy of reducing product volume and resulting post-user product waste. The Company designs products to provide optimum performance with minimum material. In addition, the Company bales and disposes of certain of its urethane foam scrap for use in the carpeting industry. The Company’s Newburyport, MA facility utilizes solar power to provide approximately 11% of its electricity, with plans to increase capacity in the future. The Company is aware of public support for environmentally-responsible packaging and products. Future government action may impose restrictions affecting the industry in which the Company operates. There can be no assurance that any such action will not adversely impact the Company’s products and business.

Marketing and Sales

The Company markets to the target industries it serves by promoting specific solutions, materials, and manufacturing capabilities and services. The Company markets through websites, trade shows and expositions, social media, online advertising, emails, and press releases. Its relationships with key material suppliers are also an important part of its marketing and sales efforts. The Company markets and sells its products in the United States principally through a direct sales force. The Company also uses independent manufacturer representatives to sell its products. The Company’s salespeople, in conjunction with Company engineers, collaborate with customers and in-house design and manufacturing experts to develop custom-engineered solutions on a cost-effective basis. For the year ended December 31, 2021, no one customer’s sales exceeded 10% of total sales. Seasonality is not a major factor in the Company’s sales. See the Company’s consolidated financial statements contained in Part IV, Item 15, of this Report for net sales by market.

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

Competition

The medical design and contract manufacturing industry is highly competitive as is the foam and plastics converting industry as a whole. While there are several national companies that convert foam and plastics, the Company’s primary competition is from smaller independent regional manufacturing companies. These companies generally market their products in specific geographic areas from neighboring facilities. In addition, the Company’s foam and fiber packaging products compete against products made from alternative materials, including expanded polystyrene foams, die-cut corrugated, plastic peanuts, plastic bubbles, and foam-in-place urethane. The Company’s custom engineered products face competition primarily from smaller companies that typically concentrate on production of products for specific industries. The Company expects to compete effectively in the engineered products market due to its ability to address its customers' primary vendor selection criteria, including price, product performance, product reliability, and customer service, as well as its access to a wide variety of materials, its engineering expertise, its ability to combine foams with other materials such as plastics and laminates, and its ability to manufacture products in a clean room environment.

Patents and Other Proprietary Rights

The Company relies upon trade secrets, patents, and trademarks to protect its technology and proprietary rights. The Company believes the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how, and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and may continue to make efforts to obtain patents, when available, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will be upheld if challenged. The Company has a total of 19 active patents relating to technologies including foam, packaging, tool control technologies, radio frequency welding, automotive superforming processes and certain nail file technologies. The Company also has patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology or will not be challenged or circumvented by others. The expiration dates for the Company’s patents range from 2022 through 2038.

Human Capital Management

As of January 29, 2022, the Company had a total of 1,828 full-time employees (compared to 860 full-time employees as of January 23, 2021) and 187 temporary employees (compared to 150 temporary employees at January 23, 2021). The Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

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

The Company’s employees are tasked with upholding our Code of Ethics and Business Conduct, which we view as an important component of our operating strategy. This policy covers the conduct of the Company's employees in their work-related dealings with each other, as well as interactions with our customers, vendors and other business partners. The Company’s compliance hotline is maintained for the confidential reporting of any suspected policy violations or unethical business conduct.

The Company’s commitment to its employees starts at the top with an executive level officer – Senior Vice President of Human Resources – reporting to the CEO, attending all board meetings, and having significant involvement with the board’s compensation committee. This commitment is reflected in our efforts to attract, engage and retain the best people possible.

Compensation and Benefits

The Company’s compensation and benefits offerings are supported by regular third-party benchmarking surveys. In addition to competitive compensation practices, the Company offers annual stock award bonus programs to reward and retain executives and key employees. Access to company subsidized health, life and disability insurance; a matching 401(k) plan; and paid time off for vacation, illness and personal reasons, are the highlights of the Company’s benefits available to all employees. For those employees struggling with life’s challenges, the Company offers employee assistance programs.

Growth and Development

The Company supports every employee’s opportunity for career growth. It offers tuition reimbursement for employees to further their industry-related formal education; access to virtual training and education platforms; reimbursement to attend work-related seminars; and on-the-job training and cross-training to improve job skills. Its talent management program provides feedback on performance, identifies employees with potential for advancement, and allows for personalized career development plans.

The Company’s commitment to its employees has resulted in several national, regional and local “Best in Class” awards.

Safety and COVID-19

As an essential manufacturing company, the Company takes its responsibility to our essential employees’ health and safety seriously. Its corporate safety officer reports directly to the SVP of HR and works with dedicated safety officers at each of our plants to implement safety programs and training. Safety audits are conducted regularly to ensure compliance.

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

ITEM 1A.         RISK FACTORS

The risks factors described below could materially impact our business, including our results of operations and financial results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties occurs, our business, financial condition and operating results would likely suffer.

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

The COVID-19 pandemic caused a global recession, and it is uncertain when a sustained economic recovery may occur. We have operations outside the United States and participate in a global supply chain, and the existence of a worldwide pandemic, the fear associated with COVID-19, or any, pandemic, and the reactions of governments around the world in response to COVID-19, or any, pandemic, to regulate the flow of labor and products and impede the travel of personnel, may impact our ability to conduct normal business operations, which could adversely affect our results of operations and liquidity.

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

A limited number of customers typically represent a significant percentage of our revenues in any given year. Our top ten customers represented approximately 34.1%, 38.3%, and 34.7% of our total revenues in 2021, 2020, and 2019, respectively. No one customer’s sales exceeded 10% of total sales for the year ended December 31, 2021. The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and results of operations. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer. At December 31, 2021 and 2020, one customer represented approximately 9.6% and 13.3% of gross accounts receivable, respectively.

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

Our customer contracts, particularly with respect to contracts for which the government is a direct or indirect customer, may include unique and specialized requirements. This may also include contracts with customers that manufacture goods subject to FDA regulations. Failure to comply with the specific provisions in our customer contracts, or any violation of government or FDA contracting regulations, could result in termination of the contracts, increased costs to us, suspension of payments, imposition of fines, and suspension from future government contracting. Further, any negative publicity related to our failure to comply with the provisions in our customer contracts could have a material adverse effect on our business, financial condition, or results of operations.

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

In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential information. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal or confidential business information. In addition, an employee, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Despite the security measures we have in place and any additional measures we may implement in the future to safeguard our systems and to mitigate potential security risks, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches. Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, loss of our customers’ willingness to transact business with us, and subject us to additional costs and liabilities which could materially adversely affect our business.

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

We use electricity and natural gas at our manufacturing facilities to operate our equipment. Over the past several years, prices for electricity and natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power, or between foreign powers, or a natural disaster, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally as well as an increase in the cost of our raw materials, of which many are petroleum-based. In addition, increased energy costs negatively impact our freight costs due to higher fuel prices. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a material adverse effect upon our business, financial condition and results of operations.

Expansion of our operations into markets outside of the U.S. subjects us to political, economic, legal, operational and other risks that could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.

We have recently added manufacturing facilities in the Dominican Republic and have a new facility in Tijuana, Mexico. We may continue to expand our operations by offering our services and entering new lines of business in other markets outside of the U.S. This expansion increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:

●	changes in the local economic environment including, among other things, labor cost increases and other general inflationary pressures;

●	political instability, armed conflicts or terrorism;

●	public health crises, such as pandemics or epidemics, including the COVID-19 pandemic;

●	social changes;

●	intellectual property legal protections and remedies;

●	trade regulations;

●	procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;

●	foreign currency;

●	additional U.S. and foreign taxes;

●	export controls;

●	antitrust and competition laws and regulations;

●	lack of reliable legal systems which may affect our ability to enforce contractual rights;

●	changes in local laws or regulations, or interpretation or enforcement thereof;

●	potentially longer ramp-up times for starting up new operations, and for payment and collection cycles;

●	financial, operational and information technology systems integration;

●

failure to comply with U.S. laws, such as the Foreign Corrupt Practices Act, or local laws that prohibit us, our partners, or our partners’ or our agents or intermediaries from making improper payments to foreign officials or any third party for the purpose of obtaining or retaining business; and

●	data and privacy restrictions.

Issues relating to the failure to comply with applicable non-U.S. laws, requirements or restrictions may also impact our domestic business and increase scrutiny of our domestic practices.

Additionally, some factors that will be critical to the success of our international business and operations will be different than those affecting our domestic business and operations. For example, conducting international operations requires us to devote significant management resources to implement our controls and systems in new markets, to comply with local laws and regulations, including fulfilling financial reporting and records retention requirements, and overcoming the numerous new challenges inherent in managing international operations, such as challenges based on differing languages and cultures, as well as differing regulatory and compliance environments, and challenges related to the timely hiring, integration and retention of a sufficient number of skilled personnel to carry out operations in an environment with which we are not familiar.

Any additional expansion of our international operations through acquisitions or through organic growth could increase these risks. Additionally, while we may invest material amounts of capital and incur significant costs in connection with the growth and development of our international operations, including the costs of starting up or acquiring new operations, we may not be able to operate them profitably on the anticipated timeline, or at all.

These risks could have a material adverse effect on our business, results of operations, financial condition and cash flows, and could materially harm our reputation.

Risks Related to our Share Ownership and our Capital Structure

Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.

In December 2021, we entered into a secured $130 million Second Amended and Restated Credit Agreement with Bank of America, N.A., which provided for a $90 million revolving credit facility and a $40 million term loan facility. This Credit Agreement contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, dispose of certain property, and make restricted payments. The Credit Agreement also requires us to meet certain financial ratios, including a minimum fixed-charge coverage ratio and a maximum total funded debt to EBITDA ratio. The breach of any of these covenants or restrictions could result in a default under the Credit Agreement, which could have a material adverse impact to our business, financial condition and results of operation.

We are also exposed to the risk of increasing interest rates as our revolving credit and term loan facilities are both at a variable interest rate. Any material changes in interest rates could result in higher interest expense and related payments for us.

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

Further, certain provisions of our certificate of incorporation, bylaws, and Delaware law could delay or make a merger, tender offer or proxy contest involving us or, for a third party to acquire a majority of our outstanding voting common stock more difficult. These include provisions that classify our board of directors, limit the ability of stockholders to take action by written consent, call special meetings, remove a director for cause, amend the bylaws, or approve a merger with another company. In addition, our bylaws set forth advance notice procedures for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

The following table presents certain information relating to each of the Company’s design and manufacturing properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Georgetown, Massachusetts	57,600	Company Owned	Fabrication, molding, test lab, clean room and warehousing
Newburyport, Massachusetts	183,000	Company Owned	Headquarters, fabrication, molding, tooling, test lab, clean room, warehousing and engineering
Huntsville, Alabama	9,000	6/30/2026	Engineering, design and fabrication
Grand Rapids, Michigan	255,260	Company Owned	Fabrication, molding, warehousing and engineering
Rancho Dominguez, California	56,000	11/14/2022	Fabrication, molding and engineering
Denver, Colorado	18,270	Company Owned	Fabrication and molding
Denver, Colorado	28,383	Company Owned	Fabrication, molding and engineering
Kissimmee, Florida	49,400	Company Owned	Fabrication, molding, test lab and engineering
El Paso, Texas	127,730	Company Owned	Warehousing, fabrication and molded fiber operations
Clinton, Iowa	60,000	Company Owned	Molded fiber operations and engineering
Clinton, Iowa	62,000	Company Owned	Molded fiber operations
Chicopee, Massachusetts	103,792	1/31/2023	Fabrication, molding, clean room, warehousing and engineering
Providence, Rhode Island	79,535	9/30/2026	Fabrication, molding, clean room and warehousing
Dominican Republic	16,557	8/31/2022	Fabrication, molding, clean room and warehousing
Dominican Republic	12,630	8/31/2023	Fabrication, molding, clean room and warehousing
Dominican Republic	51,970	8/31/2025	Fabrication, molding, clean room and warehousing
Tijuana, Mexico	83,256	2/29/2032	Fabrication, molding and warehousing
Cartersville, Georgia	6,500	Monthly rental	Fabrication, molding, clean room and warehousing

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be a party to various suits, claims and complaints arising in the ordinary course of business and is currently a party to a single employee claim. In the opinion of management of the Company, this active claim should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “UFPT”. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2020 to December 31, 2021:

Year Ended December 31, 2020	High	Low
First Quarter	$52.59	$30.80
Second Quarter	47.77	34.06
Third Quarter	48.77	37.39
Fourth Quarter	48.96	36.69

Year Ended December 31, 2021	High	Low
First Quarter	$55.52	$44.02
Second Quarter	59.68	49.02
Third Quarter	71.17	56.11
Fourth Quarter	75.34	59.00

Number of Stockholders

As of March 11, 2022, there were 87 holders of record of the Company’s common stock.

Since many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2021 or 2020. The Company presently intends to retain all its earnings to provide funds for the operation of its business and strategic acquisitions, although it would consider paying cash dividends in the future. Any decision to pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, strategic plans, capital requirements, financial condition, provisions of the Company’s borrowing arrangements, applicable law and other factors the Company’s board of directors considers relevant.

Issuer Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. There was no share repur‐chase activity for the years ended December 31, 2021, 2020, and 2019. During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587 thousand. At December 31, 2021, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

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

As further summarized below, the COVID-19 pandemic has had, and we believe it will continue to have, negative effects on our business and financial results. Despite the continuing impact of the COVID-19 pandemic, conditions related to the pandemic generally appear to be improving as sales for the Company for the year ended December 31, 2021 increased 15.0% to $206.3 million from $179.4 million for the year ended December 31, 2020. Gross margin decreased slightly to 24.8% for the year ended December 31, 2021, from 24.9% in 2020, primarily due to significant increases in raw material, labor and certain overhead costs. However, operating income and net income for the year ended December 31, 2021 increased by 26.8% and 18.8%, respectively.

IMPACT OF COVID-19 ON OUR BUSINESS

Through much of 2021, COVID-19 continued to spread in areas in which our products are designed, manufactured, distributed, or sold. The continued spread of COVID-19 and the response to it negatively impacted operating conditions for our business in 2021. Although we expect COVID-19 will continue to have negative impacts on our operating results in future periods, the magnitude and duration of the continuing impact is uncertain.

To stall the spread of COVID-19 during calendar year 2020, authorities in states in which we do business implemented numerous measures, including social distancing guidelines, travel bans and restrictions, quarantines, curfews, stay-at-home orders, and business shutdowns. Since then, most federal, state, and local mandates or executive orders have been lifted; however, it is uncertain whether similar mandates or executive orders will be implemented in the future and what impact they will have on us, our customers, consumers, employees, suppliers and other third parties with whom we do business. Our top priorities continue to be ensuring the health and safety of our workforce and serving our various constituencies with as little disruption as possible, so we continue to follow practical safety procedures and continue to monitor that status of the COVID-19 pandemic, vaccination rates and mutations of COVID-19.

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

The full extent to which the COVID-19 pandemic impacts our business and operations, is unknown and will depend on the severity, location and duration of the effects and spread of COVID-19, the effectiveness of the vaccine programs and the other actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects (including the ultimate efficacy of vaccine programs on new variants of the virus), the length of the worldwide supply chain disruption and increased costs and how quickly and to what extent economic conditions improve and operating conditions resume. As certain restrictions are lifted in various geographical locations throughout the U.S., we will continue to monitor and respond to the impacts that the COVID-19 pandemic has on our business and operations. We have a strong liquidity position, solid balance sheet, access to capital and the ability to scale operations which we expect will enable us to effectively manage through the COVID-19 pandemic.

Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”)

The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act and related notices include several significant provisions, including delaying certain payroll tax payments and estimated income tax payments that we expect to defer to future periods. Accordingly, the Company deferred social security payments of approximately $1.6 million through December 31, 2020. Approximately $715 thousand of this amount was paid in December 2021 and the remaining balance of approximately $905 thousand is required to be paid by December 31, 2022. We do not currently expect the CARES Act to have a material impact on our financial results, including on our annual estimated effective tax rate, or on our liquidity. We will continue to monitor and assess the impact the CARES Act may have on our business and financial results.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s Consolidated Statements of Income:

	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	75.2%	75.1%	72.8%
Gross profit	24.8%	24.9%	27.2%
Selling, general, and administrative expenses	14.3%	15.3%	14.7%
(Gain) Loss on sale of fixed assets	0.0%	0.3%	0.0%
Acquisition costs	0.2%	0.0%	0.0%
Operating income	10.3%	9.3%	12.5%
Total other expense	0.0%	0.2%	0.5%
Income before taxes	10.3%	9.1%	12.0%
Income tax expense	2.6%	1.6%	2.0%
Net income from consolidated operations	7.7%	7.5%	10.0%

2021 Compared to 2020

Sales

Net sales increased 15.0% to $206.3 million for the year ended December 31, 2021, from net sales of $179.4 million in 2020. The increase in sales was primarily due to increases in sales to customers in the Medical, Consumer, Electronics, Industrial, Automotive and Aerospace & Defense markets of 10.2%, 42.2%, 28.3%, 13.6%, 6.8% and 25.7% respectively. The increase in sales to the Medical market was partially attributable to sales from the two fourth quarter acquisitions, Contech and DAS Medical, of $4.5 million and $1.4 million, respectively. Organically, sales to the medical market grew 5.3% in 2021.

Gross Profit

Gross profit as a percentage of sales (“Gross Margin”) decreased slightly to 24.8% for the year ended December 31, 2021, from 24.9% in 2020. As a percentage of sales, material and direct labor costs collectively increased approximately 2.3%, while overhead decreased approximately 2.2%. The increase in collective material and labor costs as a percentage of sales was primarily due to inflationary increases in raw material costs as well as labor rate increases and staffing challenges. The decrease in overhead as a percentage of sales was primarily due to fixed overhead costs measured against increased sales.

Selling, General and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) increased approximately 7.2% to $29.5 million for the year ended December 31, 2021, from $27.5 million in 2020. As a percentage of sales, SG&A decreased to 14.3%, from 15.3% in 2020. The decrease in SG&A as a percentage of sales was primarily due to relatively fixed SG&A expenses measure against increased sales. The increase in SG&A was primarily due to increased compensation programs and travel and entertainment as well as additional SG&A from the fourth quarter acquisitions of Contech and DAS.

Acquisition Costs

The Company incurred approximately $430 thousand in costs associated with acquisition related activities which were charged to expense for the year ended December 31, 2021. These costs were primarily for legal and valuation services and are reflected on the face of the income statement.

Interest Income and Expense

The Company had net interest expense of approximately $39 thousand and $83 thousand for the years ended December 31, 2021 and 2020, respectively. The decrease in net interest expense was primarily due to interest received from the federal government related to income tax refunds.

Other Income and Expense

Other income was approximately $26 thousand and other expense was approximately $366 thousand for years ended December 31, 2021 and 2020, respectively. The changes in other expense are primarily generated by changes in the fair value of the swap liability, which is driven by anticipated future interest rate changes and a declining nominal amount, offset by net cash settlement amounts related to the swap.

Income Taxes

The Company recorded income tax expense, as a percentage of income before income tax expense, of 25.1% for the year ended December 31, 2021 compared to 17.9% for the same period in 2020 The increase in the effective tax rate for the current period was largely due to lower discrete income tax benefits from share-based compensation and amended tax returns in the year ended December 31, 2021 compared to the same period of 2020. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense.

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

Cash Flows

Net cash provided by operations for the year ended December 31, 2021 was approximately $14.3 million and was primarily a result of net income generated of approximately $15.9 million, depreciation and amortization of approximately $8.4 million, share-based compensation of approximately $2.4 million, a decrease in refundable income taxes of approximately $0.9 million, an increase in accounts payable and accrued expenses of approximately $1.1 million primarily due to increased compensation related liabilities, and an increase in deferred revenue of approximately $2.3 million primarily due to increased customer deposits on tooling and machinery.

These cash inflows and adjustments to income were partially offset by a decrease in deferred taxes of approximately $1.8 million, an increase in accounts receivable of approximately $7.8 million due primarily to higher sales in the last two months of 2021 as compared to 2020, an increase in inventory of approximately $4.5 million due to higher stocking levels for future demand, an increase in prepaid expenses of approximately $0.5 million, an increase in other assets of approximately $0.7 million, and a decrease in other liabilities of approximately $1.4 million.

Net cash used in investing activities during the year ended December 31, 2021 was approxi‐mately $101.5 million and was primarily the result of the acquisitions of DAS Medical and Contech Medical, as well as additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash provided by financing activities was approximately $74.0 million for the year ended December 31, 2021, representing borrowings under our credit facility to fund acquisitions of $75.0 million and net proceeds received upon stock options exercises of approximately $0.2 million, partially offset by payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $0.9 million and debt issuance costs of $0.2 million.

Outstanding and Available Debt

On December 22, 2021, the Company, as the borrower, entered into a secured $130 million Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer, and certain other lenders from time-to-time party thereto. The Amended and Restated Credit Agreement amends and restates the Company’s prior credit agreement, originally dated as of February 1, 2018.

The credit facilities under the Second Amended and Restated Credit Agreement consist of a $40 million secured term loan to the Company and a secured revolving credit facility, under which the Company may borrow up to $90 million. The Amended and Restated Credit Facilities mature on December 21, 2026. The proceeds of the Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of DAS Medical, as well as certain other permitted acquisitions. The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

The Second Amended and Restated Credit Agreement calls for interest determined by the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a margin that ranges from 1.25% to 2.0% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from .25% to zero. In both cases the applicable margin is dependent upon Company performance. Under the Second Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Second Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments. At December 31, 2021, the Company had approximately $75 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical acquisition, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies.

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

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations exposed the Company to variability in interest payments due to changes in interest rates. The Company believed that it was prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the first Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modified the Company’s interest rate exposure by converting the previous term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was $8,571,424 at December 31, 2021. The fair value of the swap as of December 31, 2021 was approximately $(176) thousand and is included in other liabilities. Changes in the fair value and net cash settlement amounts related to the swap are recorded in other income of approximately $24 thousand and other expense of approximately $366 thousand during the years ended December 31, 2021 and 2020, respectively.

As the Company has paid the remaining balance of the term loan that was associated with the swap in its entirety, there is no longer underlying debt to hedge against with the swap. The changes in the fair value of the swap will continue to be accounted for as a financial instrument until the sooner of the time that the Company elects to cancel it or until its maturity.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its Second Amended and Restated Credit Agreement. The Company generated cash of approximately $14.3 million in operations during the year ended December 31, 2021; however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and the availability of draws on the revolving credit facility under the Second Amended and Restated Credit Agreement. Further, the continued economic uncertainty resulting from the COVID-19 pandemic could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

Throughout fiscal 2022, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants. The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business. The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

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

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. There were no share repurchases during the years ended December 31, 2021, 2020, and 2019. At December 31, 2021, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

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

Valuation of Intangible Assets and Contingent Consideration Liability

We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. Further, for those arrangements that involve potential future contingent consideration, we record on the date of acquisition a liability equal to the fair value of the estimated additional consideration we may be obligated to pay in the future. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, useful life or probability of achieving clinical, regulatory or revenue-based milestones could result in different purchase price allocations and recognized amortization expense and contingent consideration expense or benefit in current and future periods.

We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or adjustment to the remaining useful life. If we determine it is more likely than not that the asset is impaired based on our qualitative assessment of impairment indicators, we test the intangible asset for recoverability. If the carrying value of the intangible asset is determined not recoverable, we will write the carrying value down to fair value in the period the impairment is identified. We calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. The use of alternative assumptions, including estimated cash flows, discount rates and alternative estimated remaining useful lives could result in different calculations of impairment.

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

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2021, the Company’s cash and cash equivalents consisted primarily of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. Interest under the Company’s credit facility with Bank of America, N.A. calls for interest of BSBY plus a margin that ranges from 1.25% to 2.00% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. Therefore, future operations could be affected by interest rate changes. As of December 31, 2021, the applicable interest rate was approximately 1.58%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the company are listed under Part IV, Item 15, in this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, excluding control procedures at both Contech and DAS (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company closed the acquisitions of Contech and DAS Medical on October 12, 2021 and December 22, 2021, respectively. The new acquisitions’ total assets and revenues constituted approximately 34.5% and 2.9%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the year ended December 31, 2021. As the acquisitions both occurred in the fourth quarter of fiscal 2021, the Company excluded both Contech’s and DAS Medical’s internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from the scope in the year of acquisition if specified conditions are satisfied.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Except as described above relating to the acquisitions of Contech and DAS Medical, based on the assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting as of December 31, 2021, has been audited by Grant Thornton LLP, an independent registered public accounting firm, who also audited the Company’s consolidated financial statements. Grant Thornton’s attestation report on the Company’s internal control over financial reporting is included herein.

Except as described above, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

2.01

Securities Purchase Agreement, dated as of December 22, 2021, by and among Parallax Investments, LLC, a Georgia limited liability company and its purchase price beneficiaries, DAS Medical Holdings, LLC, a Georgia corporation and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2021 (SEC File No. 001-12648)).

2.02

Agreement for the Purchase and Sale of Personal Goodwill, dated December 22, 2021, between and among the Company and Danny R. Lee, Daniel Lee, Houston Lee, Armond Groves, Thomas Bonner and Bruce Grady (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2021 (SEC File No. 001-12648)).

2.03

Stock Purchase Agreement, dated as of October 21, 2021 by and among the Company, Contech Medical, Inc., Contech Medical, Inc.’s shareholders, and Christopher M. Byrnes (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2021 (SEC File No. 001-12648)).

3.01

Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the SEC on May 14, 2004 (SEC File No. 001-12648)).

3.02

Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.02 to the Company’s Current Report on Form 8-K, filed with the SEC on March 24, 2009 (SEC File No. 001-12648)).

3.03	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2020 (SEC File No. 001-12648)).

3.04

Certificate of Amendment to Certificate of Incorporation of UFP Technologies, Inc., dated June 10, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2020 (SEC File No. 001-12648)).

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

10.8	Form of 2019 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2019 (SEC File No. 001-12648)). #

10.9	Form of 2019 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2019 (SEC File No. 001-12648)). #

10.10	Form of 2019 Non-Qualified Stock Option Agreement under the 2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the SEC on August 9, 2019 (SEC File No. 001-12648)). #

10.11

Form of 2019 Stock Unit Award Agreement under the 2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, filed with the SEC on August 9, 2019 (SEC File No. 001-12648)). #

10.12

Form of 2020 Non-Qualified Stock Option Agreement under the 2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on August 7, 2020 (SEC File No. 001-12648)). #

10.13

Form of 2020 Stock Unit Award Agreement under the 2009 Non-Employee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on August 7, 2020 (SEC File No. 001-12648)). #

10.14

First Amendment to Facility Lease between the Company and Susana Property Co. dated July 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, filed with the SEC on August 9, 2017 (SEC File No. 001-12648)).

Number	Description of Exhibit

10.15

Stock Purchase Agreement, dated as of January 30, 2018, by and among the Company, the Sellers defined therein, Dielectrics and the Sellers’ Representative (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on March 16, 2018 (SEC File No. 001-12648)).

10.16

Agreement for the Purchase and Sale of Personal Goodwill, dated as of January 30, 2018, by and among the Company and Eric C. Stahl (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on March 16, 2018 (SEC File No. 001-12648)).

10.17	Lease dated as of February 1, 2018, by and between Eric C. Stahl and the Company (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, filed with the SEC on March 16, 2018 (SEC File No. 001-12648)).

10.18

Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed with the SEC on May 10, 2018  (SEC File No. 001-12648))#

10.19	Form of 2020 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2020 (SEC File No. 001-12648)). #

10.20	Form of 2020 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2020 (SEC File No. 001-12648)). #

10.21	Form of 2021 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021 (SEC File No. 001-12648)). #

10.22	Form of 2021 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021 (SEC File No. 001-12648)). #

10.23

Lease, dated August 9, 2021, between and among Logistica Industrial De Tijuana Este, S.A. DE C.V., Co Production De Tijuana, S.A. DE C.V., and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 13, 2021 (SEC File No. 001-126458)).

10.24

Second Amended and Restated Credit Agreement, dated December 22, 2021, between and among the Company, certain of its subsidiaries as guarantors and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2021 (SEC File No. 001-12648)).

10.25	Form of 2022 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2022 (SEC File No. 001-12648)). #

10.26	Form of 2022 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 22, 2022 (SEC File No. 001-12648)). #

21.01	Subsidiaries of the Company. *

23.01	Consent of Grant Thornton LLP. *

Number	Description of Exhibit

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) *

*    Filed herewith.

**  Furnished herewith.

#    Indicates management contract or compensatory plan or arrangement.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date:	March 14, 2022	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 14, 2022
R. Jeffrey Bailly	President, and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Senior Vice President,	March 14, 2022
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Daniel C. Croteau	Director	March 14, 2022
Daniel C. Croteau

/s/ Cynthia Feldmann	Director	March 14, 2022
Cynthia Feldmann

/s/ Marc Kozin	Director	March 14, 2022
Marc Kozin

/s/ Thomas Oberdorf	Director	March 14, 2022
Thomas Oberdorf

/s/ Robert W. Pierce, Jr.	Director	March 14, 2022
Robert W. Pierce, Jr.

/s/ Lucia Luce Quinn	Director	March 14, 2022
Lucia Luce Quinn

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2021 and 2020

And for the Years Ended December 31, 2021, 2020 and 2019

With Reports of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UFP Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 14, 2022 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Preliminary valuation of acquired intangible assets and contingent consideration liabilities

As described further in note 2 to the financial statements, the Company completed the acquisition of Contech Medical on October 12, 2021 for total consideration of $14.5 million in cash and contingent consideration. The identified intangible assets acquired include customer contract and relationships of $3 million and intellectual property of $2.2 million and the value of the contingent consideration liability was $4.5 million. The Company also acquired DAS Medical on December 22, 2021 for total consideration of $100.7 million in cash and contingent consideration. The identified intangible assets acquired include customer contracts and relationships of $36.7 million, intellectual property of $2.4 million, non-compete agreements of $4.7 million and value of the contingent consideration liability was $5.2 million. We identified preliminary valuation of the intangible assets acquired and contingent consideration liabilities for the Contech Medical and DAS Medical acquisitions as a critical audit matter.

The principal considerations for our determination that preliminary valuation of the intangible assets acquired and contingent consideration liabilities for the Contech Medical and DAS Medical acquisitions is a critical audit matter are that the determination of the preliminary fair values of such assets and liabilities required management to make significant estimates and assumptions related to forecasted revenues and operating margins as well as the discount rates used. This required a high degree of auditor judgement and an increased extent of effort, including professionals with specialized skill and knowledge, in auditing these assumptions made by management.

Our audit procedures related to the preliminary valuation of the intangible assets acquired and contingent consideration liabilities for the Contech Medical and DAS Medical acquisitions included the following, among others:

●

We tested the design and operating effectiveness of controls relating to the determination of preliminary fair values of the intangible assets and contingent consideration, including controls over the development of assumptions related to revenue growth rates, operating margins and discount rates, as well as the controls around the appropriateness of the valuation models used.

●	We evaluated the valuation methodologies and discount rates utilized by management with the assistance of our valuation professionals with specialized skill and knowledge.

●	We tested the forecasted revenues and operating margins by assessing the reasonableness of management’s forecasts compared to historical results and forecasted market and industry trends.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Boston, MA

March 14, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UFP Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 14, 2022 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal controls over financial reporting of Contech Medical, Inc, and DAS Medical Holdings, LLC, wholly-owned subsidiaries, whose financial statements reflect combined total assets and revenues constituting 34.5 and 2.9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report, Contech Medical, Inc and DAS Medical Holdings, LLC were both acquired during 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Contech Medical, Inc and DAS Medical Holdings, LLC.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 14, 2022

UFP TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
Assets	2021	2020
Current assets:
Cash and cash equivalents	$11,117	$24,234
Receivables, net	39,384	26,428
Inventories	33,436	18,642
Prepaid expenses	3,383	2,560
Total current assets	87,320	71,864
Property, plant and equipment	126,837	118,388
Less accumulated depreciation and amortization	(70,268)	(64,633)
Net property, plant and equipment	56,569	53,755
Goodwill	107,905	51,838
Intangible assets, net	67,585	19,718
Non-qualified deferred compensation plan	4,327	3,724
Finance lease right of use assets	271	100
Operating lease right of use assets	9,053	2,052
Other assets	1,102	153
Total assets	$334,132	$203,204
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,611	$4,121
Accrued expenses	12,700	7,944
Deferred revenue	4,247	1,887
Finance lease liabilities	58	15
Operating lease liabilities	2,181	1,154
Income taxes payable	909	16
Current installments of long-term debt	4,000	-
Total current liabilities	34,706	15,137
Long-term debt, excluding current installments	71,000	-
Deferred income taxes	3,263	5,057
Non-qualified deferred compensation plan	4,337	3,810
Finance lease liabilities	215	86
Operating lease liabilities	6,903	950
Other liabilities	19,262	1,271
Total liabilities	139,686	26,311
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,564,645 and 7,535,086 shares issued and outstanding, respectively at December 31, 2021; and 7,529,625 and 7,500,066 shares issued and outstanding, respectively, at December 31, 2020	75	75
Additional paid-in capital	34,151	32,484
Retained earnings	160,807	144,921
Treasury stock at cost, 29,559 shares at December 31, 2021 and 2020	(587)	(587)
Total stockholders' equity	194,446	176,893
Total liabilities and stockholders' equity	$334,132	$203,204

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Income

(In thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019

Net sales	$206,320	$179,373	$198,381
Cost of sales	155,206	134,689	144,422
Gross profit	51,114	44,684	53,959
Selling, general, and administrative expenses	29,480	27,493	29,251
Acquisition costs	430	-	-
(Gain) loss on disposal of property, plant and equipment	(14)	459	-
Operating income	21,218	16,732	24,708
Interest income	49	-	-
Interest expense	(88)	(83)	(674)
Other income (expense)	26	(366)	(388)
Income before income tax provision	21,205	16,283	23,646
Income tax expense	5,319	2,914	3,896
Net income	$15,886	$13,369	$19,750
Net income per common share outstanding:
Basic	$2.11	$1.79	$2.66
Diluted	$2.09	$1.77	$2.63
Weighted average common shares outstanding:
Basic	7,524	7,484	7,424
Diluted	7,615	7,568	7,516

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2021, 2020 and 2019

(In thousands)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balance at December 31, 2018	7,385	$74	$29,168	$111,802	30	$(587)	$140,457

Share-based compensation	29	-	1,591	-	-	-	1,591
Exercise of stock options	45	-	705	-	-	-	705
Net share settlement of restricted stock units	(13)	-	(512)	-	-	-	(512)
Net income	-	-	-	19,750	-	-	19,750

Balance at December 31, 2019	7,446	$74	$30,952	$131,552	30	$(587)	$161,991

Share-based compensation	43	1	1,806	-	-	-	1,807
Exercise of stock options	26	-	474	-	-	-	474
Net share settlement of restricted stock units	(15)	-	(748)	-	-	-	(748)
Net income	-	-	-	13,369	-	-	13,369

Balance at December 31, 2020	7,500	$75	$32,484	$144,921	30	$(587)	$176,893

Share-based compensation	45	-	2,428	-	-	-	2,428
Exercise of stock options	7	-	162	-	-	-	162
Net share settlement of restricted stock units	(17)	-	(923)	-	-	-	(923)
Net income	-	-		15,886	-	-	15,886

Balance at December 31, 2021	7,535	$75	$34,151	$160,807	30	$(587)	$194,446

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income from consolidated operations	$15,886	$13,369	$19,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,410	8,268	8,172
(Gain) loss on sales of property, plant and equipment	(14)	459	-
Share-based compensation	2,428	1,807	1,591
Interest expense on finance leases	3	2	-
Deferred income taxes	(1,794)	136	792
Changes in operating assets and liabilities:
Receivables, net	(7,754)	2,220	(327)
Inventories	(4,496)	(366)	1,300
Prepaid expenses	(557)	(256)	(98)
Refundable income taxes	893	295	2,006
Other assets	(681)	(73)	110
Accounts payable	102	(681)	(2,472)
Accrued expenses	1,006	(539)	25
Deferred revenue	2,294	(687)	67
Other liabilities	(1,433)	1,083	313
Net cash provided by operating activities	14,293	25,037	31,229

Cash flows from investing activities:
Additions to property, plant and equipment	(5,395)	(4,368)	(5,778)
Acquisition of Contech Medical, net of cash acquired	(9,500)	-	-
Acquisition of DAS Medical, net of cash acquired	(86,678)	-	-
Proceeds from sale of property, plant and equipment	114	107	4
Net cash used in investing activities	(101,459)	(4,261)	(5,774)

Cash flows from financing activities:
Proceeds from advances on revolving line of credit	34,839	5,500	-
Payments on revolving line of credit	-	(5,500)	(8,000)
Proceeds from the issuance of long-term debt	40,000	-	-
Principal repayment of long-term debt	-	-	(17,143)
Principal payments on finance lease obligations	(29)	(11)	-
Proceeds from the exercise of stock options	162	474	705
Payment of statutory withholding for restricted stock units vested	(923)	(748)	(512)
Net cash (used in) provided by financing activities	74,049	(285)	(24,950)

Net change in cash and cash equivalents	(13,117)	20,491	505
Cash and cash equivalents at beginning of year	24,234	3,743	3,238
Cash and cash equivalents at end of year	$11,117	$24,234	$3,743

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

The consolidated financial statements of the Company include the accounts and results of operations of UFP Technologies, Inc. and its wholly-owned subsidiaries, Dielectrics, Inc. (“Dielectrics”), Moulded Fibre Technology, Inc., Contech Medical, Inc. (“Contech”), DAS Medical Holdings, LLC (“DAS Medical”), and DAS Medical’s wholly-owned subsidiaries, Sterimed, LLC, One Degree Medical Holdings, LLC, DAS Medical Corporation, and its wholly-owned subsidiary DAS Medical International, S.R.L., Simco Industries, Inc., and UFP Realty LLC (“UFP Realty”), and UFP Realty’s wholly-owned subsidiaries,. All significant inter-company balances and transactions have been eliminated in consolidation. The Company has evaluated all subsequent events through the date of this filing.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including allowance for doubtful accounts and the net realizable value of inventory, and the fair value of goodwill, and the fair value of intangible assets, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2021 and 2020, the Company did not have any cash equivalents.

The Company maintains its cash in bank deposit accounts that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts and does not believe it is exposed to any significant custodial credit risk on cash. Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectable. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2021.

(f)	Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method.

The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2021.

(g)	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, if shorter.

Estimated useful lives of property, plant, and equipment are as follows:

Leasehold improvements	Shorter of estimated useful life or remaining lease term (years)
Buildings and improvements	20	–	40
Machinery and equipment	7	–	15
Furniture, fixtures, computers & software	3	–	7

Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. No events or changes in circumstances arose during the year ended December 31, 2021 that required management to perform an impairment analysis.

(h)	Goodwill

Goodwill is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level but can be combined when reporting units within the same segment have similar economic characteristics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company consists of a single reporting unit. In performing the most recent “step 1” evaluation of goodwill impairment, the Company primarily utilized the guideline public company (“GPC”) method under the market approach and the discounted cash flows method (“DCF”) under the income approach to determine the fair value of the reporting unit for purposes of testing the reporting unit’s carrying value of goodwill for impairment. The GPC method derives a value by generating a multiple of EBITDA through the comparison of the Company to similar publicly traded companies. The DCF approach derives a value based on the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one that a prudent investor would require before making an investment in our equity securities. The key assumptions used in our approach included:

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

As of our most recent step 1 evaluation, based on calculations under the above noted approach, the fair value of the reporting unit significantly exceeded the carrying value of the reporting unit. In performing these calculations, management used its most reasonable estimates of the key assumptions discussed above. If the Company’s actual operating results and/or the key assumptions utilized in management’s calculations differ from our expectations, it is possible that a future impairment charge may be necessary.

The Company changed its annual impairment testing date in 2021 to October 1, in order to allow for sufficient time to complete its analysis. The Company performed a qualitative assessment (“step 0”) as of October 1, 2021 and determined that it was more likely than not that the fair value of its reporting unit exceeded its’ carrying amount. As a result, the Company is not required to proceed to a “step 1” impairment assessment. Factors considered included the most recent step 1 analysis and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market cap, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability.

The net carrying amounts of goodwill for the years ended December 31, 2020 and 2021 are as follows (in thousands):

Goodwill

December 31, 2020	$51,838
Acquired in Contech Medical business combination (See Note 2)	4,278
Acquired in DAS Medical business combination (See Note 2)	51,789
December 31, 2021	$107,905

Approximately $104.4 million of goodwill is deductible or has been fully deducted for tax purposes.

(i)	Intangible Assets

Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 20 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. No events or changes in circumstances arose during the year ended December 31, 2021 that required management to perform an impairment analysis.

(j)	Revenue Recognition

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

(k)	Share-Based Compensation

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

Two types of equity awards may be granted to participants under the Plan: restricted shares or other stock awards. Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events. Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of common stock. Such awards may include Restricted Stock Unit Awards (“RSUs”), incentive and non-qualified stock options, performance shares, or stock appreciation rights. The Company determines the form, terms, and conditions, if any, of any awards made under the Plan. The maximum contractual term of options issued under this plan is 5 years.

Through December 31, 2021, 1,298,721 shares of common stock have been issued under the 2003 Incentive Plan, none of which have been restricted. An additional 97,508 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies. The Company has also granted awards in the form of stock options under this Plan. Through December 31, 2021, 185,000 options have been granted and 5,500 options are outstanding. At December 31, 2021, 768,052 shares or options are available for future issuance in the 2003 Incentive Plan.

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

Through December 31, 2021, 390,634 options have been granted and 93,171 options are outstanding. For the year ended December 31, 2021, 3,660 RSUs are being reserved for outstanding grants of RSUs and 45,604 shares remained available to be issued under the Director Plan.

(l)	Shipping and Handling Costs

Costs incurred related to shipping and handling are included in cost of sales. Amounts charged to customers pertaining to these costs are included in net sales.

(m)	Income Taxes

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

(n)	Segments and Related Information

The Company follows the provisions of Accounting Standards Codification (ASC) 280, Segment Reporting, which establish standards for the way public business enterprises report information and operating segments in annual financial statements (see Note 19).

(o)	Treasury Stock

The Company accounts for treasury stock under the cost method, using the first-in, first out flow assumption, and includes treasury stock as a component of stockholders’ equity. The Company did not repurchase any shares of common stock during the years ended December 31, 2021, 2020 and 2019.

(p)	Research and Development

On a routine basis, the Company incurs costs related to research and development activity. These costs are expensed as incurred. Approximately $8.5 million, $8.2 million, and $8.8 million were expensed in the years ended December 31, 2021, 2020 and 2019, respectively.

Recent Accounting Pronouncements

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements.

(2)	Acquisitions

Contech Medical

On October 12, 2021 the Company purchased 100% of the outstanding shares of common stock of Contech Medical, Inc., pursuant to a stock purchase agreement and related agreements, for an aggregate purchase price of $9.5 million in cash, the assumption of a contingent liability of $0.5 million plus up to an additional $5 million based upon the achievement of certain EBITDA targets of Contech for the 12-month period ended June 30, 2022. The purchase price was subject to adjustment based upon Contech’s working capital at closing. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

Founded in 1987, Contech is based in Providence, Rhode Island with partner manufacturing in Costa Rica. Contech is a global leader in the design, development, and manufacture of Class III medical device packaging primarily for catheters and guide wires. The Company has leased the Providence location from a realty trust owned by the selling shareholders and affiliates. The lease is for five years with one five-year renewal option.

The following table summarizes the allocation of consideration paid to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s estimates of fair value (in thousands):

Fair value of consideration transferred:
Cash paid at closing	$9,766
Contingent liability (Earn-out)	4,543
Other liability	500
Cash from Contech	(266)
Total consideration	$14,543

Purchase Price Allocation:
Accounts receivable	$2,851
Inventory	2,320
Other current assets	37
Property, plant and equipment	1,170
Customer Contracts & Relationships	3,043
Intellectual Property	2,247
Non-Compete agreement	86
Lease right of use assets	1,523
Goodwill	4,278
Total identifiable assets	$17,555
Accounts payable	(1,015)
Accrued expenses	(414)
Deferred revenue	(60)
Lease liabilities	(1,523)
Net assets acquired	$14,543

Acquisition costs associated with the transaction were approximately $40 thousand and were charged to expense in the year ended December 31, 2021. These costs were primarily for legal and valuation services and are reflected on the face of the income statement.

The amount of revenue and net income of Contech recognized since the acquisition date, which is included in the condensed consolidated statement of income for the year ended December 31, 2021, was approximately $4.5 million and $0.5 million, respectively.

DAS Medical

On December 22, 2021 the Company purchased 100% of the outstanding membership interests of DAS Medical Holdings, LLC, (DAS Medical) pursuant to a Securities Purchase Agreement, for a net purchase price of $66.7 million in cash. The purchase price is subject to adjustment based upon DAS Medical’s working capital at closing, and the purchase price may be increased by up to $20.0 million in earn-out payments based upon the performance of the business during the four-year period following the closing. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities, as well as to provide for liquidated damages in the event that the Sellers’ representative fails to deliver to the Company certain audited financial statements of DAS Medical for pre-closing periods. The Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

In connection with its entry into the Purchase Agreement, the Company also entered into an Agreement for the Purchase and Sale of Personal Goodwill (the “Goodwill Agreement”) with the purchase price beneficiaries. Pursuant to the terms of the Goodwill Agreement, on December 22, 2021, the Company purchased from the beneficiaries their personal goodwill, including business relationships, trade secrets and knowledge in connection with DAS Medical’s business, for a purchase price of $20 million in cash.

The Company has also entered into Non-Competition Agreements with the beneficiaries and the Company has agreed to pay additional consideration to the parties to the Non-Competition Agreements, including an aggregate of $10.0 million in payments over the ten years following the closing of the DAS Medical acquisition for the 10-year noncompetition covenants of certain key owners.

Founded in 2010, DAS Medical is headquartered in Atlanta, Georgia, with manufacturing in the Dominican Republic. DAS Medical is a medical device contract manufacturer specializing in the design, development and production of single-use surgical equipment covers, robotic draping systems and fluid control pouches.

The following table summarizes the allocation of consideration paid to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands):

Fair value of consideration transferred:
Cash paid at closing	$95,000
Contingent liability (Earn-out)	5,188
Non-Compete agreements	8,855
Cash from DAS	(8,316)
Total consideration	$100,727

Purchase Price Allocation:
Accounts receivable	$2,351
Inventory	7,978
Other current assets	68
Property, plant and equipment	3,314
Customer Contracts & Relationships	36,730
Intellectual Property	2,380
Non-Compete agreement	4,697
Lease right of use assets	1,221
Goodwill	51,789
Total identifiable assets	$110,528
Accounts payable	(5,238)
Accrued expenses	(3,336)
Deferred revenue	(6)
Lease liabilities	(1,221)
Net assets acquired	$100,727

Acquisition costs associated with the transaction were approximately $293 thousand and were charged to expense in the year ended December 31, 2021. These costs were primarily for legal and valuation services and are reflected on the face of the income statement.

The amount of revenue and net income of DAS Medical recognized since the acquisition date, which is included in the condensed consolidated statement of income for the year ended December 31, 2021, was approximately $1.4 million and $0.1 million, respectively.

The following table contains an unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2021, as if both acquisitions had occurred at the beginning of the respective years (in thousands):

	Year Ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)
Sales	$269,932	$235,328
Operating Income	$25,525	$22,264
Net Income	$20,296	$18,087
Earnings per share:
Basic	$2.67	$2.42
Diluted	$2.70	$2.39

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have occurred had both acquisitions occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

(3)	Revenue Recognition

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to our customers (in thousands) (See Note 19 for further information regarding net sales by market):

	Years Ended December 31,
	2021	2020	2019
Net sales of:
Products	$201,248	$172,299	$193,016
Tooling and Machinery	1,814	2,787	2,730
Engineering services	3,258	4,287	2,635
Total net sales	$206,320	$179,373	$198,381

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has deferred revenue (contract liabilities) included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the years ended December 31, 2021 and 2020 (in thousands):

	Contract Liabilities
	Years Ended
	December 31,
	2021	2020

Deferred revenue - beginning of period	$1,887	$2,574
Acquired in business combinations	69	-
Increases due to consideration received from customers	4,007	2,673
Revenue recognized	(1,716)	(3,360)
Deferred revenue - end of period	$4,247	$1,887

Revenue recognized during the years ended December 31, 2021 and 2020 from amounts included in deferred revenue at the beginning of the period were approximately $0.8 million and $1.7 million, respectively.

When invoicing occurs after revenue recognition, the Company has unbilled receivables (contract assets) included within “receivables” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract assets for the years ended December 31, 2021 and 2020 (in thousands):

	Contract Assets
	Years Ended
	December 31,
	2021	2020

Unbilled Receivables - beginning of period	$271	$72
Increases due to revenue recognized, not invoiced to customers	1,815	3,147
Decreases due to customer invoicing	(2,012)	(2,948)
Unbilled Receivables - end of period	$74	$271

(4)	Supplemental Cash Flow Information

	Years Ended December 31,
	2021	2020	2019
		(in thousands)
Cash paid for:
Interest	$53	$71	$664
Income taxes, net of refunds	5,914	2,481	1,255

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$135	$225	$213
Accrued contingent consideration	9,731	-	-
Present value of non-competition payments	8,855	-	-
Operating lease right of use assets	5,299	-	-
Operating lease liabilities	(5,299)	-	-

(5)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	December 31,
	2021	2020
Accounts receivable–trade	$39,903	$26,912
Less allowance for credit losses	(519)	(484)
Receivables, net	$39,384	$26,428

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the years ended December 30, 2021 and 2020 (in thousands):

	Allowance for Credit Losses
	Year Ended December 31,
	2021	2020
Allowance - beginning of period	$484	$486
Provision for (reversal of) expected credit losses	179	13
Amounts written off against the allowance, net of recoveries	(144)	(15)
Allowance - end of period	$519	$484

(6)	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$22,184	$12,229
Work in process	4,205	1,991
Finished goods	7,047	4,422
Total Inventory	$33,436	$18,642

(7)	Other Intangible Assets

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2021 and 2020 are as follows (in thousands):

December 31, 2021	Intellectual Property/ Tradename & Brand	Non- Compete	Customer List	Total
Weighted-average amortization period (years)	11.9	9.5	20
Gross amount	$4,994	$5,245	$62,328	$72,567
Accumulated amortization	(175)	(365)	(4,442)	$(4,982)
Net balance	$4,819	$4,880	$57,886	$67,585

December 31, 2020	Tradename & Brand	Non- Compete	Customer List	Total
Weighted-average amortization period (years)	10	5	20
Gross amount	$367	$462	$22,555	$23,384
Accumulated amortization	(107)	(270)	(3,289)	$(3,666)
Net balance	$260	$192	$19,266	$19,718

Amortization expense related to intangible assets was approximately $1.3 million, $1.3 million, and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The estimated remaining amortization expense as of December 31, 2021 is as follows (in thousands):

2022	4,118
2023	4,033
2024	4,026
2025	4,026
2026	4,023
Thereafter	47,359
Total	$67,585

(8)	Property, Plant and Equipment

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2021	2020
Land and improvements	$3,191	$3,191
Buildings and improvements	36,234	36,017
Leasehold improvements	4,859	3,160
Machinery & equipment	72,963	67,880
Furniture, fixtures, computers & software	6,052	6,135
Construction in progress	3,538	2,005
Property, plant and equipment	$126,837	$118,388
Accumulated depreciation and amortization	(70,268)	(64,633)
Net property, plant and equipment	$56,569	$53,755

Depreciation and amortization expense of Property, Plant and Equipment for the years ended December 31, 2021, 2020 and 2019, were approximately $7.1 million, $7.0 million and $6.9 million, respectively.

(9)	Indebtedness

On December 22, 2021, the Company, as the borrower, entered into a secured $130 million Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer, and certain other lenders from time-to-time party thereto. The Second Amended and Restated Credit Agreement amends and restates the Company’s prior credit agreement, originally dated as of February 1, 2018.

The credit facilities under the Second Amended and Restated Credit Agreement consist of a $40 million secured term loan to the Company and a secured revolving credit facility, under which the Company may borrow up to $90 million. The Second Amended and Restated Credit Agreement matures on December 21, 2026. The secured term loam requires quarterly principal payments of $1,000,000 commencing on March 31, 2022. The proceeds of the Second Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of DAS Medical, as well as certain other permitted acquisitions. The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

The Second Amended and Restated Credit Agreement calls for interest determined by the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a margin that ranges from 1.25% to 2.0% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from .25% to zero. In both cases the applicable margin is dependent upon Company performance.  Under the Second Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Second Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.  At December 31, 2021, the Company had approximately $75 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical acquisition, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At December 31, 2021, the applicable interest rate was approximately 1.58% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement. In conjunction with the Second Amended and Restated Credit Agreement, the Company deferred $161 thousand of debt issuance costs which are recorded in prepaid expenses on the Consolidated Balance Sheet.

Long-term debt consists of the following (in thousands):

December 31, 2021
Revolving credit facility	$35,000
Term loan	40,000
Total long-term debt	75,000
Current portion	(4,000)
Long-term debt, excluding current portion	$71,000

Future maturities of long-term debt at December 31, 2021 are as follows (in thousands):

Year ended December 31,	Term Loan	Revolving credit facility	Total
2022	$4,000	$-	$4,000
2023	$4,000	$-	$4,000
2024	$4,000	$-	$4,000
2025	$4,000	$-	$4,000
2026	$24,000	$35,000	$59,000
	$40,000	$35,000	$75,000

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

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations exposed the Company to variability in interest payments due to changes in interest rates. The Company believed that it was prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the first Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modified the Company’s interest rate exposure by converting the previous term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was $8,571,424 at December 31, 2021. The fair value of the swap as of December 31, 2021 was approximately $(176) thousand and is included in other liabilities. Changes in the fair value and net cash settlement amounts related to the swap are recorded in other income of approximately $24 thousand and other expense of approximately $366 thousand during the years ended December 31, 2021 and 2020, respectively.

As the Company has paid the remaining balance of the term loan that was associated with the swap in its entirety, there is no longer underlying debt to hedge against with the swap. The changes in the fair value of the swap will continue to be accounted for as a financial instrument until the sooner of the time that the Company elects to cancel it or until its maturity.

(10)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Compensation	$4,878	$2,443
Benefits / self-insurance reserve	414	921
Paid time off	1,620	1,538
Short-term portion of deferred payroll tax	905	810
Other	4,883	2,232
	$12,700	$7,944

(11)	Income Tax

The Company’s income tax provision for the years ended December 31, 2021, 2020, and 2019 consists of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current
Federal	$5,793	$2,223	$2,920
State	1,320	555	184
	7,113	2,778	3,104
Deferred
Federal	(1,399)	(28)	485
State	(395)	164	307
	(1,794)	136	792
Total income tax provision	$5,319	$2,914	$3,896

As a result of the Company’s acquisition of DAS Medical, it will be subject to foreign taxes beginning in 2022.

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Reserves	$380	$351
Inventory capitalization	706	550
Compensation programs	1,842	802
Equity-based compensation	668	524
Lease liability	2,427	567
Intangible assets	877	-
Deferred revenue	365
Other	17	123
Gross deferred tax assets	7,282	2,917
Valuation allowance	(17)	(64)
Net deferred tax assets	7,265	2,853

Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(4,481)	(4,527)
Goodwill	(3,628)	(2,795)
Right of use asset	(2,419)	(554)
Intangible assets	-	(34)
Total deferred tax liabilities	(10,528)	(7,910)
Net long-term deferred tax liabilities	$(3,263)	$(5,057)

The amounts recorded as deferred tax assets as of December 31, 2021 and 2020 represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company has gross deferred tax assets of approximately $7.3 million at December 31, 2021, that it believes are more likely than not to be realized in the carryforward period. Management reviews the recoverability of deferred tax assets during each reporting period. The Company has provided a valuation allowance of approximately $17 thousand and $64 thousand at December 31, 2021 and 2020, respectively, for deferred tax assets (net of federal tax benefit), primarily related to tax credits generated in its 2020 and 2019 Massachusetts state income tax return that are being carried forward to future periods. The Company is uncertain as to whether it will have sufficient future taxable income in Massachusetts to utilize the credits prior to their expiration date. The valuation allowance against the Company’s deferred tax assets may require adjustments in the future based on changes in the mix of temporary difference, changes in tax laws, and operating performance. The valuation allowance decreased by $47 thousand during the year ended December 31, 2021, primarily as a result of state credit utilization.

The Company has approximately $75 thousand of tax credit carryforwards related to the state of Massachusetts that expires in 2022.

The actual tax provision for the years presented differs from the “expected” tax provision for those years, computed by applying the U.S. federal corporate rate of 21% to income before income tax expense as follows:

	Years Ended December 31,
	2021	2020	2019
Computed “expected” tax rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	4.0	4.2	1.8
Meals and entertainment	-	0.1	0.2
Tax credits	(1.7)	(7.2)	(6.2)
Return to provision adjustments	0.7	-	-
Unrecognized tax benefits	-	-	(0.7)
Excess tax benefits on equity awards	-	(1.2)	(0.7)
Excess compensation	0.7	0.8	0.6
Other	0.6	0.2	0.4
Change in valuation allowance	(0.2)	-	0.1
Effective tax rate	25.1%	17.9%	16.5%

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by any state for income taxes with the exception of returns filed in Michigan which have been audited through 2004, income tax returns filed in Massachusetts which have been audited through 2007, income tax returns filed in Florida which have been audited through 2019, income tax returns filed in New Jersey which have been audited through 2012, and income tax returns in Colorado which have been audited through 2017. Certain tax credits in Iowa are currently being audited for the years 2016 through 2019. The Company’s federal tax return is currently being audited for the year 2019. Federal and state tax returns for the years 2017 through 2020 remain open to examination by the IRS and various state jurisdictions.

At December 31, 2021 and 2020, the Company did not have any gross unrecognized tax benefits (“UTB”) resulting from uncertain tax positions.

(12)	Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute both basic and diluted income per share consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Basic weighted average common shares outstanding during the year	7,524	7,484	7,424
Weighted average common equivalent shares due to stock options and restricted stock units	91	84	92
Diluted weighted average common shares outstanding during the year	7,615	7,568	7,516

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

For the years ended December 31, 2021, 2020 and 2019, the number of stock awards excluded from the computation was 10,716, 14,892, and 16,536, respectively.

(13)	Share-Based Compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Share-based compensation is included in selling, general & administrative expenses as follows (in thousands):

	Years Ended December 31,
Share-based compensation related to:	2021	2020	2019
Common stock grants	$400	$400	$400
Stock option grants	210	232	151
Restricted Stock Unit awards	1,818	1,175	1,040
Total share-based compensation	$2,428	$1,807	$1,591

The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $780 thousand, $734 thousand, and $653 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

Common stock grants

The compensation expense for common stock granted during the three-year period ended December 31, 2021, was determined based on the market price of the shares on the date of grant.

Stock option grants

The compensation expense for stock options granted during the three-year period ended December 31, 2021, was determined as the fair value of the options using the Black Scholes valuation model. The assumptions are noted as follows:

	Years Ended December 31,
	2021	2020	2019
Expected volatility	33.7%	32.8%	28.9%
Expected dividends	None	None	None
Risk-free interest rate	0.8%	0.3%	2.3%
Exercise price	$57.34	$43.95	$38.61
Expected term (years)	6.2	6.1	6.0
Weighted-average grant date fair value	$19.60	$14.10	$12.70

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

The following is a summary of stock option activity for the year ended December 31, 2021:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding December 31, 2020	94,513	$30.22
Granted	10,716	57.34
Exercised	(6,558)	24.77
Outstanding December 31, 2021	98,671	$33.53	5.81	$3,624
Exercisable at December 31, 2021	87,955	$30.63	5.37	$3,486
Vested and expected to vest at December 31, 2021	98,671	$33.53	5.81	$3,624

During the years ended December 31, 2021, 2020 and 2019, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $0.2 million, $0.8 million, and $1.0 million, respectively, and the total amount of consideration received from the exercise of these options was approximately $0.2 million, $0.5 million, and $0.7 million, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the years ended December 31, 2021, 2020 and 2019, no shares were surrendered for this purpose.

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

The following table summarizes information about stock unit award activity during the year ended December 31, 2021:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2020	93,187	$35.03
Awarded	48,483	50.12
Shares vested	(39,214)	32.86
Forfeitures	(1,288)	49.21
Outstanding at December 31, 2021	101,168	$41.78

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the year ended December 31, 2021, 14,190 shares were redeemed for this purpose at an average market price of $52.55. During the years ended December 31, 2020 and 2019, 11,423 and 8,341 shares were redeemed for this purpose at an average market price of $49.91 and $33.69, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2021, vest (in thousands):

	Options	Restricted Stock Units	Total
2022	$41	$1,370	$1,411
2023	-	898	898
2024	-	116	116
Total	$41	$2,384	$2,425

(14)	Leases

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

	Year Ended
	December 31,
	($ in thousands)
	2021	2020
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$27	$10
Interest on lease liabilities	3	2
Operating lease cost	1,263	1,207
Variable lease cost	263	215
Short-term lease cost	43	28
Total lease cost	$1,599	$1,462

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,284	$1,212
Financing cash flows from finance leases	29	11
ROU assets obtained in exchange for finance lease obligations	198	110

Weighted-average remaining lease term (years):
Finance	4.54	6.33
Operating	3.95	1.78
Weighted-average discount rate:
Finance	2.10%	2.26%
Operating	2.63%	4.37%

The aggregate future lease payments for leases as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021
	Finance	Operating
2022	$63	$2,212
2023	63	1,297
2024	63	1,230
2025	63	1,100
2026	29	831
Thereafter	6	3,298
Total lease payments	287	9,968
Less: Interest	(14)	(884)
Present value of lease liabilities	$273	$9,084

Rent expense amounted to approximately $1.4 million, $1.3 million, and $1.2 million in 2021, 2020 and 2019, respectively.

(15)	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Accrued contingent consideration (earn-out)	$9,731	$-
Present value of non-competition payments	8,855	-
Other	676	1,271
	$19,262	$1,271

(16)	Commitments and Contingencies

(a)

Leases – The Company has operating leases for certain facilities that expire through 2023. Certain of the leases contain escalation clauses that require payments of additional rent as well as increases in related operating costs. See Note 14 for details on lease commitments.

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

(c)

Contingent Consideration – In conjunction with both the Contech Medical and DAS Medical acquisitions in the fourth quarter of 2021, the Company incurred liabilities for certain contingent consideration related to the valuation of earn-out payments based upon the performance of the business. Also in conjunction with the DAS Medical acquisition, the Company incurred a liability for contingent consideration related to the present value of non-competition payments. We re-measure contingent liabilities each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, useful life or probability of achieving clinical, regulatory or revenue-based milestones could result in different purchase price allocations and recognized amortization expense and contingent consideration expense or benefit in current and future periods.

(17)	Employee Benefit Plans

The Company maintains a profit-sharing plan for eligible employees. Contributions to the Plan are made in the form of matching contributions to employee 401(k) deferrals, as well as discretionary profit-sharing amounts determined by the Board of Directors to be funded by March 15 following each fiscal year. Contributions to the Plan were approximately $0.6 million, $0.9 million, and $1.0 million for the years 2021, 2020 and 2019, respectively.

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

The compensation withheld from Plan participants, together with gains or losses determined by the participants’ deferral elections is reflected as a deferred compensation obligation to participants and is classified within the liabilities section in the accompanying balance sheets. At December 31, 2021 and 2020, the balance of the deferred compensation liability totaled approximately $4.3 million and $3.8 million, respectively. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are classified within the other assets section of the accompanying balance sheets and are accounted for based on the underlying cash surrender values of the policies and totaled approximately $4.3 million and $3.7 million as of December 31, 2021 and 2020, respectively.

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

Level 2	December 31, 2021	December 31, 2020
Liabilities:
Derivative financial instruments	$176	$465
Level 3
Purchase price contingent consideration (Note 2):
Accrued contingent consideration (earn-out)	$9,731	$-
Present value of non-competition payments	8,855	-

Derivative financial instruments consist of an interest rate swap for which fair value is determined through the use of a pricing model that utilizes verifiable inputs such as market interest rates that are observable at commonly quoted intervals for the full term of the swap agreement.

In connection with the acquisitions discussed in Note 2, “Acquisitions,” the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for both acquisitions combined are up to $25 million. The fair value of the liabilities for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $9.7 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation were managements financial forecasts, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for the acquisition is included in change in fair value of contingent consideration in the consolidated statements of operations.

Also in connection with the DAS Medical acquisition, the Company has entered into Non-Competition Agreements with the beneficiaries and the Company has agreed to pay additional consideration to the parties to the Non-Competition Agreements, including an aggregate of $10.0 million in payments over the ten years following the closing of the DAS Medical acquisition for the 10-year noncompetition covenants of certain key owners. The present value of the Non-Competition Agreements totaled approximately $8.9 million. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for the acquisition is included in change in fair value of contingent consideration in the consolidated statements of operations.

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

(19)	Segment Data

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material. No customer comprised more than 10% of the Company’s consolidated revenues for the years ended December 31, 2021, 2020 and 2019. At December 31, 2021 and 2020, one customer represented approximately 9.6% and 13.3% of gross accounts receivable, respectively. A significant majority of the Company’s assets are located in the United States.

The Company’s custom products are primarily sold to customers within the Medical, Consumer, Aerospace & Defense, Automotive, Industrial, and Electronics markets. Sales by market for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021		2020		2019
Market	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$132,520	64.2%	$120,258	67.2%	$128,915	65.1%
Consumer	26,048	12.6%	18,316	10.2%	17,669	8.9%
Aerospace & Defense	16,103	7.8%	12,810	7.1%	13,778	6.9%
Automotive	15,596	7.6%	14,607	8.1%	20,004	10.1%
Industrial	8,661	4.2%	7,622	4.2%	9,607	4.8%
Electronics	7,392	3.6%	5,760	3.2%	8,408	4.2%
Net Sales	$206,320	100.0%	$179,373	100.0%	$198,381	100.0%

Certain amounts for the years ended December 31, 2020 and 2019 were reclassified between markets to conform to the current year presentation.

(20)	Quarterly Financial Information (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share data):

2021	Q1	Q2	Q3	Q4
Net sales	$48,599	$50,655	$50,723	$56,343
Gross profit	12,609	13,414	12,016	13,075
Net income	4,163	4,715	3,789	3,219
Basic net income per share	0.55	0.63	0.50	0.43
Diluted net income per share	0.55	0.62	0.50	0.42

2020	Q1	Q2	Q3	Q4
Net sales	$48,277	$42,644	$43,299	$45,153
Gross profit	12,823	9,949	10,528	11,384
Net income	3,891	2,318	2,988	4,172
Basic net income per share	0.52	0.31	0.40	0.56
Diluted net income per share	0.52	0.31	0.40	0.55

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2021, 2020 and 2019

Accounts receivable, allowance for credit losses:

	2021	2020	2019
Balance at beginning of year	$484	$486	$564
Provision for (reversal of) bad debt	179	13	(52)
Write-offs, net of recoveries	(144)	(15)	(26)
Balance at end of year	$519	$484	$486