Form 10-Q
period 2022-03-31
UFP TECHNOLOGIES INC
filed 2022-05-10
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 2022

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

Yes ☐       No ☒

7,561,495 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of May 2, 2022.

UFP Technologies, Inc.

Index

PART I:       FINANCIAL INFORMATION

ITEM 1:      FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$3,652	$11,117
Receivables, net	46,182	39,384
Inventories	43,295	33,436
Prepaid expenses and other current assets	5,311	3,383
Total current assets	98,440	87,320
Property, plant and equipment	135,245	126,837
Less accumulated depreciation and amortization	(71,963)	(70,268)
Net property, plant and equipment	63,282	56,569
Goodwill	115,570	107,905
Intangible assets, net	71,567	67,585
Non-qualified deferred compensation plan	4,425	4,327
Finance lease right of use assets	256	271
Operating lease right of use assets	8,639	9,053
Other assets	1,167	1,102
Total assets	$363,346	$334,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,668	$10,611
Accrued expenses	9,955	12,700
Deferred revenue	5,040	4,247
Finance lease liabilities	58	58
Operating lease liabilities	1,994	2,181
Income taxes payable	2,109	909
Current installments of long-term debt	4,000	4,000
Total current liabilities	38,824	34,706
Long-term debt, excluding current installments	91,000	71,000
Deferred income taxes	3,440	3,263
Non-qualified deferred compensation plan	4,457	4,337
Finance lease liabilities	200	215
Operating lease liabilities	6,788	6,903
Other liabilities	19,559	19,262
Total liabilities	164,268	139,686
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,591,054 and 7,561,495 shares issued and outstanding, respectively, at March 31, 2022; 7,564,645 and 7,535,086 shares issued and outstanding, respectively, at December 31, 2021	76	75
Additional paid-in capital	33,543	34,151
Retained earnings	165,665	160,807
Accumulated other comprehensive income	381	-
Treasury stock at cost, 29,559 shares at March 31, 2022 and 29,559 shares at December 31, 2021	(587)	(587)
Total stockholders’ equity	199,078	194,446
Total liabilities and stockholders' equity	$363,346	$334,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$71,242	$48,599
Cost of sales	54,108	35,990
Gross profit	17,134	12,609
Selling, general & administrative expenses	10,011	7,309
Acquisition costs	775	-
Gain on disposal of property, plant & equipment	(12)	-
Operating income	6,360	5,300
Interest income	(12)	-
Interest expense	339	16
Other income	(52)	(10)
Income before income tax expense	6,085	5,294
Income tax expense	1,227	1,131
Net income	$4,858	$4,163

Net income per share:
Basic	$0.64	$0.55
Diluted	$0.64	$0.55
Weighted average common shares outstanding:
Basic	7,544	7,507
Diluted	7,630	7,570

Comprehensive Income
Net Income	$4,858	$4,163
Other comprehensive income:
Foreign currency translation gain	381	-
Other comprehensive gain	381	-
Comprehensive income	$5,239	$4,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three Months Ended March 31, 2022
					Accumulated
			Additional		other			Total
	Common Stock		Paid-in	Retained	comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	income	Shares	Amount	Equity
Balance at December 31, 2021	7,535	$75	$34,151	$160,807	$-	30	$(587)	$194,446
Share-based compensation	46	1	691	-	-	-	-	692
Net share settlement of RSU's	(20)	-	(1,299)	-	-	-	-	(1,299)
Other comprehensive income	-	-	-	-	381	-	-	381
Net income	-	-	-	4,858	-	-	-	4,858
Balance at March 31, 2022	7,561	$76	$33,543	$165,665	$381	30	$(587)	$199,078

Three Months Ended March 31, 2021
					Accumulated
			Additional		other			Total
	Common Stock		Paid-in	Retained	comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	income	Shares	Amount	Equity
Balance at December 31, 2020	7,500	$75	$32,484	$144,921	$-	30	$(587)	$176,893
Share-based compensation	34	-	501	-	-	-	-	501
Net share settlement of RSU's	(14)	-	(738)	-	-	-	-	(738)
Net income	-	-	-	4,163	-	-	-	4,163
Balance at March 31, 2021	7,520	$75	$32,247	$149,084	$-	30	$(587)	$180,819

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$4,858	$4,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,016	2,069
Gain on disposal of property, plant & equipment	(12)	-
Share-based compensation	692	501
Interest expense on finance leases	1	1
Deferred income taxes	(440)	279
Changes in operating assets and liabilities:
Receivables, net	(4,467)	(3,590)
Inventories	(7,826)	(1,374)
Prepaid expenses and other current assets	(1,712)	(70)
Other assets	308	(219)
Accounts payable	4,105	1,656
Accrued expenses	(3,366)	(1,083)
Deferred revenue	793	(124)
Income taxes payable	1,130	847
Non-qualified deferred compensation plan and other liabilities	(296)	278
Net cash (used in) provided by operating activities	(3,216)	3,334
Cash flows from investing activities:
Additions to property, plant, and equipment	(2,334)	(1,449)
Acquisition of Advant, net of cash acquired	(20,768)	-
Acquisition of DAS Medical, working capital adjustment	115	-
Proceeds from sale of fixed assets	12	-
Net cash used in investing activities	(22,975)	(1,449)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	28,000	-
Payments on revolving line of credit	(7,000)	-
Principal payments of long-term debt	(1,000)	-
Principal payments on finance lease obligations	(16)	(4)
Payment of statutory withholdings for restricted stock units vested	(1,299)	(738)
Net cash provided by (used in) financing activities	18,685	(742)
Effect of foreign currency exchange rates on cash and cash equivalents	41	-
Net (decrease) increase in cash and cash equivalents	(7,465)	1,143
Cash and cash equivalents at beginning of period	11,117	24,234
Cash and cash equivalents at end of period	$3,652	$25,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America.  These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, included in the Company's 2021 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, the condensed consolidated statements of income for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022.

New Accounting Policy

The Company translates all assets and liabilities of its foreign subsidiaries, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translates income and expenses at the average exchange rates in effect during the period. The net effect of this translation is recorded in the consolidated financial statements as a component of AOCI. Translation adjustments are not adjusted for income taxes as they relate to permanent investments in the Company’s foreign subsidiaries.

Recent Accounting Pronouncements

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements.

(2)	Acquisitions

Advant Medical

On March 16, 2022 the Company purchased 100% of the outstanding shares of common stock of Advant Medical, Ltd., Advant Medical Inc. and Advant Medical Costa Rica, Limitada, (together Advant), pursuant to a Stock Purchase Agreement and related agreements, for an aggregate purchase price of €19.0 million in cash along with a working capital adjustment at closing (total consideration in U.S. Dollars amounted to approximately $21.2 million). The purchase price was subject to additional adjustment based upon Advant’s final working capital at closing. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Stock Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

Founded in 1993, Advant is headquartered in Galway, Ireland, with operations in Costa Rica and partner manufacturing in Mexico. Advant is a developer and manufacturer of Class I, II, and III medical devices and packaging, primarily for catheters and guide wires.

The following table summarizes the allocation of consideration paid to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands):

Fair value of considerations transferred
Cash paid at closing	$23,608
Other liability	457
Cash from Contech	(2,840)
Total consideration	$21,225

Purchase price allocation
Accounts receivable	$2,299
Inventory	2,410
Other current assets	213
Property, plant, and equipment	6,089
Customer contracts & relationships	2,550
Intellectual property	2,127
Non-compete agreement	260
Lease right of use assets	289
Other assets	42
Goodwill	7,358
Total identifiable assets	$23,637
Accounts payable	(772)
Accrued expenses	(668)
Income taxes	(66)
Deferred taxes	(617)
Lease liabilities	(289)
Net assets acquired	$21,225

Acquisition costs associated with the transaction were approximately $669 thousand, of which $639 thousand were charged to expense in the quarter ended March 31, 2022 and $30 thousand were charged to expense in the year ended December 31, 2021. These costs were primarily for legal services, valuation services and stamp duty filings and are reflected on the face of the income statement.

The amount of revenue and earnings of Advant recognized since the acquisition date, which is included in the condensed consolidated statement of income for the period ended March 31, 2022, was approximately $824 thousand and $63 thousand, respectively.

Pro-forma statements

The following table contains an unaudited pro forma condensed consolidated statement of operations for the three-month periods ended March 31, 2022 and 2021, as if the Advant acquisition had occurred at the beginning of the respective periods (in thousands):

	Three-month Period Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Sales	$75,469	$53,876
Operating income	$7,023	$5,916
Net income	$5,346	$4,614
Earnings per share:
Basic	$0.71	$0.61
Diluted	$0.70	$0.60

The above unaudited pro forma information is presented for illustrative purposes only and may not be indica‐tive of the results of operations that would have occurred had both acquisitions occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

DAS Medical

On December 22, 2021 the Company purchased 100% of the outstanding membership interests of DAS Medical Holdings, LLC, (DAS Medical) pursuant to a Securities Purchase Agreement, for a net purchase price of $66.7 million in cash. The purchase price is subject to adjustment based upon DAS Medical’s final working capital at closing, and the purchase price may be increased by up to $20.0 million in earn-out payments based upon the performance of the business during the four-year period following the closing. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities, as well as to provide for liquidated damages in the event that the Sellers’ representative fails to deliver to the Company certain audited financial statements of DAS Medical for pre-closing periods.  The Securities Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type. As a result of the final working capital adjustment, the total consideration was reduced by approximately $115 thousand.

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

The following table summarizes the allocation of consideration paid to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands):

Cash paid at closing	$95,000
Contingent liability (Earn-out)	5,188
Non-compete agreements	8,855
Cash from DAS	(8,316)
Working capital adjustment	(115)
Total consideration	$100,612

Purchase price allocation
Accounts receivable	$2,351
Inventory	7,570
Other current assets	68
Property, plant, and equipment	3,314
Customer contracts & relationships	36,730
Intellectual property	2,380
Non-compete agreement	4,697
Lease right of use assets	1,221
Goodwill	51,985
Total identifiable assets	$110,316
Accounts payable	(5,238)
Accrued expenses	(3,238)
Deferred revenue	(7)
Lease liabilities	(1,221)
Net assets acquired	$100,612

Acquisition costs associated with the transaction were approximately $356 thousand, of which $58 thousand were charged to expense in the quarter ended March 31, 2022 and $298 thousand were charged to expense in the year ended December 31, 2021. These costs were primarily for legal and valuation services and are reflected on the face of the income statement.

Contech Medical

On October 12, 2021 the Company purchased 100% of the outstanding shares of common stock of Contech Medical, Inc., pursuant to a stock purchase agreement and related agreements, for an aggregate purchase price of $9.5 million in cash, the assumption of a contingent liability of $0.5 million plus up to an additional $5 million in purchase price based upon the achievement of certain EBITDA targets of Contech for the 12-month period ended June 30, 2022. The purchase price was subject to adjustment based upon Contech’s working capital at closing. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Stock Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

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

The following table summarizes the allocation of consideration paid to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s estimates of fair value (in thousands):

Fair value of considerations transferred
Cash paid at closing	$9,766
Contingent liability (Earn-out)	4,543
Other liability	500
Cash from Contech	(266)
Total consideration	$14,543

Purchase price allocation
Accounts receivable	$2,851
Inventory	2,320
Other current assets	37
Property, plant, and equipment	1,170
Customer contracts & relationships	3,043
Intellectual property	2,247
Non-compete agreement	86
Lease right of use assets	1,523
Goodwill	4,278
Total identifiable assets	$17,555
Accounts payable	(1,015)
Accrued expenses	(414)
Deferred revenue	(60)
Lease liabilities	(1,523)
Net assets acquired	$14,543

Acquisition costs associated with the transaction were approximately $118 thousand, of which $78 thousand were charged to expense in the quarter ended March 31, 2022 and $40 thousand were charged to expense in the year ended December 31, 2021. These costs were primarily for legal and valuation services and are reflected on the face of the income statement.

Pro-forma statements

The following table contains an unaudited pro forma condensed consolidated statement of operations for the three-month period ended March 31, 2021, as if both the DAS Medical and Contech Medical acquisitions had occurred at the beginning of the period (in thousands):

Three-month Period Ended March 31, 2021
(Unaudited)
Sales	$63,862
Operating income	$6,888
Net income	$4,739
Earnings per share:
Basic	$0.63
Diluted	$0.62

The above unaudited pro forma information is presented for illustrative purposes only and may not be indica‐tive of the results of operations that would have occurred had both acquisitions occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands):

	Three Months Ended
	March 31,
Net sales of:	2022	2021
Products	$69,505	$47,323
Tooling and Machinery	478	412
Engineering services	1,259	864
Total net sales	$71,242	$48,599

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers.  When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Contract Liabilities
	Three Months Ended March 31,
	2022	2021
Deferred revenue - beginning of period	$4,247	$1,887
Increases due to consideration received from customers	1,116	441
Revenue recognized	(323)	(374)
Deferred revenue - end of period	$5,040	$1,954

Revenue recognized during the three-month periods ended March 31, 2022 and 2021 from amounts included in deferred revenue at the beginning of the period were approximately $273 thousand and $302 thousand, respectively.

When invoicing occurs after revenue recognition, the Company has contract assets, included within “receivables” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract assets for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Contract Assets
	Three Months Ended March 31,
	2022	2021
Unbilled Receivables - beginning of period	$74	$271
Increases due to revenue recognized, not invoiced to customers	740	531
Decreases due to customer invoicing	(412)	(578)
Unbilled Receivables - end of period	$402	$224

(4)	Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Cash paid for:
Interest	$314	$13
Income taxes, net of refunds	210	6

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$185	$200

(5)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accounts receivable–trade	$46,627	$39,903
Less allowance for credit losses	(445)	(519)
Receivables, net	$46,182	$39,384

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the three months ended March 31, 2022 and 2021 (in thousands):

	Allowance for Credit Losses
	Three Months Ended March 31,
	2022	2021
Allowance - beginning of period	$519	$484
Provision (adjustment) for expected credit losses	(51)	48
Amounts written off against the allowance	(23)	(8)
Allowance - end of period	$445	$524

(6)	Fair Value of Financial Instruments

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

Level 2	March 31, 2022	March 31, 2021
Liabilities:
Derivative financial instruments	$(61)	$(385)

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

(7)	Share-Based Compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2021.  The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended
	March 31,
Share-based compensation related to:	2022	2021
Common stock grants	$100	$100
Stock option grants	53	53
Restricted Stock Unit Awards ("RSUs")	539	348
Total share-based compensation	$692	$501

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensa‐tion arrangements was approximately $381 thousand and $242 thousand for the three-month periods ended March 31, 2022 and 2021, respectively.

Common stock grants

The compensation expense for common stock granted during the three-month period ended March 31, 2022, was determined based on the market price of the shares on the date of grant.

Stock Option grants

The following is a summary of stock option activity under all plans for the three-month period ended March 31, 2022:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	98,671	$33.53
Granted	-
Exercised	-
Outstanding at March 31, 2022	98,671	$33.53	5.57	$3,221
Exercisable at March 31, 2022	87,955	$30.63	5.12	$3,126
Vested and expected to vest at March 31, 2022	98,671	$33.53	$5.57	$3,221

During both three-month periods ended March 31, 2022 and 2021, there were no options exercised. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes.  During both the three-month periods ended March 31, 2022 and 2021, no shares were surrendered for this purpose.

Restricted Stock Unit awards

The following table summarizes information about RSU activity during the three-month period ended March 31, 2021:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	101,168	$41.78
Awarded	48,099	74.75
Shares vested	(45,785)	39.75
Shares forfeited	(21)	74.75
Outstanding at March 31, 2022	103,461	$49.19

At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder.  During the three-month periods ended March 31, 2022 and 2021, 19,376 and 14,074 shares were surrendered at an average market price of $67.02 and $52.46, respectively.

As of March 31, 2022, the Company had approximately $4.8 million of unrecognized compensation expense that is expected to be recognized over a period of 3 years.

(8)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$25,184	$22,184
Work in process	9,388	4,205
Finished goods	8,723	7,047
Total inventory	$43,295	$33,436

(9)	Leases

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

	Three Months Ended
	March 31,
	($ in thousands)
	2022	2021
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$15	$4
Interest on lease liabilities	1	1
Operating lease cost	652	300
Variable lease cost	70	60
Short-term lease cost	17	7
Total lease cost	$755	$372

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$540	$305
Financing cash flows from finance leases	16	4
Weighted-average remaining lease term (years):
Finance	4.29	6.08
Operating	3.62	1.87
Weighted-average discount rate:
Finance	2.10%	2.26%
Operating	2.53%	4.36%

The aggregate future lease payments for leases as of March 31, 2022 are as follows (in thousands):

	Finance	Operating
Remainder of 2022	$47	$1,661
2023	63	1,375
2024	63	1,328
2025	63	1,123
2026	28	831
Thereafter	6	3,298
Total lease payments	270	9,616
Less: Interest	(12)	(834)
Present value of lease liabilities	$258	$8,782

(10)	Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding.  Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Basic weighted average common shares outstanding	7,544	7,507
Weighted average common equivalent shares due to restricted stock, stock options and RSUs	86	63
Diluted weighted average common shares outstanding	7,630	7,570

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period.  These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive.  For both the three-month periods ended March 31, 2022 and 2021, there were no stock awards excluded from the computation of diluted earnings per share for this reason.

(11)	Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues from customers outside of the United States are not material.  One customer comprised approximately 15.1% of the Company’s consolidated revenues for the three-month period ended March 31, 2022. No customer comprised more than 10% of the Company’s consolidated revenues for the three-month period ended March 31, 2021.  At March 31, 2022 and December 31, 2021, no customer represented more than 10% of gross accounts receivable.

The Company’s products are primarily sold to customers within the Medical, Consumer, Automotive, Aerospace & Defense, Industrial, and Electronics markets.  Net sales by market for the three-month periods ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022		2021
Market	Net Sales	%	Net Sales	%

Medical	$52,718	74.0%	$30,115	62.0%
Consumer	5,743	8.1%	5,596	11.5%
Automotive	4,351	6.1%	4,646	9.6%
Aerospace & Defense	3,755	5.3%	4,379	9.0%
Industrial	2,401	3.4%	2,098	4.3%
Electronics	2,274	3.2%	1,765	3.6%
Net Sales	$71,242	100.0%	$48,599	100.0%

Certain amounts for the three months ended March 31, 2021 were reclassified between markets to conform to the current period presentation.

(12)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2022 were are follows (in thousands):

Goodwill

December 31, 2021	$107,905
Acquired in Advant Medical business combination (See Note 2)	7,358
DAS working capital adjustment	196
Foreign currency translation	111
March 31, 2022	$115,570

The carrying values of the Company’s definite lived intangible assets as of March 31, 2022 are as follows (in thousands):

	Intelletual Property / Tradename & Brand	Non- Compete	Customer List	Total
Weighted-average amortization period (years)	11.9	9.3	20
Gross amount	$7,154	$5,509	$64,916	$77,579
Accumulated amortization	(281)	(510)	(5,221)	$(6,012)
Net balance	$6,873	$4,999	$59,695	$71,567

Amortization expense related to intangible assets was approximately $1.0 million and $0.3 million for the three-month periods ended March 31, 2022 and 2021. The estimated remaining amortization expense as of March 31, 2022 is as follows (in thousands):

Remainder of 2022
2022	3,360
2023	4,395
2024	4,388
2025	4,388
2026	4,386
Thereafter	50,650
Total	$71,567

(13)	Income Taxes

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 20.2% and 21.4% of income before income tax expense for the three-month periods ended March 31, 2022 and 2021, respectively.

(14)	Indebtedness

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

The Second Amended and Restated Credit Agreement calls for interest determined by the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a margin that ranges from 1.25% to 2.0% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from .25% to zero. In both cases the applicable margin is dependent upon Company performance.  Under the Second Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Second Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness, and permitted investments.  At March 31, 2022, the Company had approximately $95 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At March 31, 2022, the applicable interest rate was approximately 1.91% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

March 31, 2022
Revolving credit facility	$56,000
Term loan	39,000
Total long-term debt	95,000
Current portion	(4,000)
Long-term debt, excluding current portion	$91,000

Future maturities of long-term debt at March 31, 2022 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2022	$3,000	$-	$3,000
2023	$4,000	$-	$4,000
2024	$4,000	$-	$4,000
2025	$4,000	$-	$4,000
2026	$24,000	$56,000	$80,000
	$39,000	$56,000	$95,000

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

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations exposed the Company to variability in interest payments due to changes in interest rates. The Company believed that it was prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the First Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modified the Company’s interest rate exposure by converting the previous term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was approximately $7.9 million at March 31, 2022. The fair value of the swap as of March 31, 2022 was approximately $(61) thousand and is included in other liabilities. Changes in the fair value and net cash settlement amounts related to the swap are recorded in other income of approximately $62 thousand and other expense of approximately $10 thousand during the three months ended March 31, 2022 and 2021, respectively.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements.  Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  Forward-looking statements represent our current beliefs, estimates and assumptions and are only as of the date of this Report.  We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as the risks and uncertainties discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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

Sales for the Company for the three-month period ended March 31, 2022 increased 46.6% to $71.2 million from $48.6 million in the same period last year, largely due to the Company’s acquisitions of Contech Medical, DAS Medical and Advant Medical. Organic sales increased approximately 9.6%. Gross margins for the three-month period ended March 31, 2022 decreased to 24.1% from 25.9% in the same period last year, largely due to continued supply chain challenges. Operating income and net income increased 20.0% and 16.8%, respectively.

Impact of COVID-19 on our Business

Through much of 2020, COVID-19 spread across the country to areas in which our products are designed, manufactured, distributed, or sold. The spread of COVID-19 and the response to it negatively impacted operating conditions for our business in 2020 and 2021, and to a lesser extent, the beginning of 2022. Although we expect COVID-19 will continue to have negative impacts on our operating results in future periods, the magnitude and duration of the continuing impact is uncertain.

To stall the spread of COVID-19, authorities in states in which we do business implemented numerous measures, including social distancing guidelines, travel bans and restrictions, quarantines, curfews, stay-at-home orders, and business shutdowns. These measures have largely been lifted, but if they are reinstated, they could further impact us, our customers, consumers, employees, suppliers and other third parties with whom we do business. It is uncertain how these and any future measures in response to the pandemic will impact our business, including whether and to what extent they will result in further changes in demand for our products or further increases in operating costs. The timing of distribution and the effectiveness of vaccines is also uncertain.  Our top priorities continue to be ensuring the health and safety of our workforce and serving our various constituencies with as little disruption as possible.

Our operations expose us to risks associated with the COVID-19 pandemic.  The COVID-19 pandemic has impacted the cost of manufacturing our goods, including higher labor costs, maintenance costs and manufacturing inefficien‐cies due to employee absenteeism and significantly enhanced cleaning and sterilization.  Elective medical procedures and exams had been delayed or canceled, there had been a significant reduction in physician office visits, and hospitals had postponed or canceled capital purchases. We believe that these responses negatively impacted demand for the Company’s components for medical devices in 2020 and portions of 2021. Additionally, many of our customers in the automotive markets experienced closures of their businesses in connection with the pandemic. Such closures negatively impacted the demand for our automobile component products particularly in the second quarter of 2020. Any continued reduced demand for our products, including reduced need for components for medical devices as well as continued economic uncertainty, could adversely and materially affect our business, financial condition, and results of operations, as well as those of our customers.

To ensure the health and safety of our employees, in a portion of 2020 and all of 2021, we required or enabled certain employees to work from home or remotely where practicable, and expanded IT and communication support to enhance their productivity.  We have begun to encourage employees to return to work.

Although the impact of the pandemic on our business and financial results will depend on future developments that are highly uncertain and cannot be predicted, and which may vary by market, we have a strong liquidity position, solid balance sheet, and access to capital which we expect will enable us to continue to effectively manage through the COVID-19 pandemic.

Results of Operations

Sales

Sales for the three-month period ended March 31, 2022 increased approximately 46.6% to $71.2 million from sales of $48.6 million for the same period in 2021. The increase in sales is primarily due to increases in sales to customers in the Medical markets of 75.1%. The increase in sales to the medical market is primarily due to increased sales of $18.0 million, due to the acquisitions of Contech Medical, DAS Medical and Advant Medical, as well as organic sales growth of $4.6 million or 9.6%.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 24.1% for the three-month period ended March 31, 2022, from 25.9% for the same period in 2021.  As a percentage of sales, material costs increased 6.8%, while labor and overhead costs collectively decreased 4.9%. The decline in gross margin is primarily due to the impact of inflationary cost increases that largely commenced in the second half of 2021 and, to a lesser extent, Q1 of 2022.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 37.0% to $10.0 million for the three-month period ended March 31, 2022, from $7.3 million for the same period in 2021 largely due to the additional SG&A expenses from our newly acquired operations. Absent the SG&A from newly acquired operations, SG&A increased approximately 4.3%, primarily due to increased compensation and travel expenses. As a percentage of sales, SG&A decreased to 14.1% for the three-month period ended March 31, 2022, from 15.0% for the same three-month period in 2021.

Acquisition Costs

The Company incurred approximately $775 thousand in costs associated with acquisition related activities which were charged to expense for the period ended March 31, 2022. These costs were primarily for legal services, valuation services and stamp duty filings and are reflected on the face of the income statement.

Interest Income and Expense

Net interest expense was approximately $327 thousand and $16 thousand for the three-month periods ended March 31, 2022 and 2021, respectively. The increase was primarily due to borrowings to fund the Company’s recent acquisitions.

Other (Income) Expense

Other income was approximately $52 thousand and $10 thousand for the three-month periods ended March 31, 2022 and 2021, respectively. Other income was primarily generated by changes in the fair value of the swap liability, which is driven by anticipated future interest rate changes, offset by net cash settlement amounts related to the swap.

Income Taxes

The Company recorded tax expense of approximately 20.2% and 21.4% of income before income tax expense, respectively, for each of the three-month periods ended March 31, 2022 and 2021. The decrease in the effective tax rate for the current period as compared to the prior period was largely due to increased discrete tax benefits associated with the issuance of stock compensation as well as lower effective tax rates from foreign income.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash used by operations for the three-month period ended March 31, 2022 was approximately $3.2 million and was primarily a result of net income generated of approximately $4.9 million, depreciation and amortization of approximately $3.0 million, share-based compensation of approximately $0.7 million, an increase in income taxes payable of approximately $1.1 million, an increase in accounts payable of approximately $4.1 million due to the timing of vendor payments in the ordinary course of business, an increase in other assets of approximately $0.3 million and an increase in deferred revenue of approximately $0.8 million.

These cash inflows and adjustments to income were offset by a decrease in deferred taxes of approximately $0.4 million, an increase in accounts receivable of approximately $4.5 million due to higher sales in the last two months of the first quarter of 2022 as compared to the same period in the fourth quarter of 2021 and the addition of Advant receivables, an increase in inventory of approximately $7.8 million due to inventory build for upcoming demand, restocking to historical levels and the addition of Advant inventory, an increase in prepaid expenses of approximately $1.7 million primarily due to the payment of current year insurance policies, a decrease in accrued expenses of approximately $3.4 million due to the payment of accrued compensation and a decrease in other long-term liabilities of approximately $0.3 million.

Net cash used in investing activities during the three-month period ended March 31, 2022 was approximately $23.0 million and was primarily the result of the acquisition of Advant, as well as additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash provided by financing activities was approximately $18.7 million during the three-month period ended March 31, 2022, representing borrowings under our credit facility to fund acquisitions of approximately $28.0 million, partially offset by payments on revolving line of credit of approximately $7.0 million, principal payments of long-term debt of approximately $1.0 million, and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $1.3 million.

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

The Second Amended and Restated Credit Agreement calls for interest determined by the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a margin that ranges from 1.25% to 2.0% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from .25% to zero. In both cases the applicable margin is dependent upon Company performance.  Under the Second Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Second Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness, and permitted investments.  At March 31, 2022, the Company had approximately $95 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At March 31, 2022, the applicable interest rate was approximately 1.91% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

March 31, 2022
Revolving credit facility	$56,000
Term loan	39,000
Total long-term debt	95,000
Current portion	(4,000)
Long-term debt, excluding current portion	$91,000

Future maturities of long-term debt at March 31, 2022 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2022	$3,000	$-	$3,000
2023	$4,000	$-	$4,000
2024	$4,000	$-	$4,000
2025	$4,000	$-	$4,000
2026	$24,000	$56,000	$80,000
	$39,000	$56,000	$95,000

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

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations exposed the Company to variability in interest payments due to changes in interest rates. The Company believed that it was prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the first Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modified the Company’s interest rate exposure by converting the previous term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was approximately $7.9 million at March 31, 2022. The fair value of the swap as of March 31, 2022 was approximately $(61) thousand and is included in other liabilities. Changes in the fair value and net cash settlement amounts related to the swap are recorded in other income of approximately $62 thousand and other expense of approximately $10 thousand during the three months ended March 31, 2022 and 2021, respectively.

As the Company has paid the remaining balance of the term loan that was associated with the swap in its entirety, there is no longer underlying debt to hedge against with the swap. The changes in the fair value of the swap will continue to be accounted for as a financial instrument until the sooner of the time that the Company elects to cancel it or until its maturity.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its amended and restated credit facility. The Company used cash of approximately $4.9 million in operations during the three months ended March 31, 2022; and the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and draws on the revolving credit facility are possible. Further, the continued economic uncertainty resulting from the COVID-19 pandemic could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

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

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company did not repurchase any shares of its common stock under this program in the first three months of 2022.    At March 31, 2022 approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Critical Accounting Estimates

There have been no material changes to the Company’s Critical Accounting Estimates, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company closed the acquisitions of Contech, DAS Medical and Advant Medical on October 12, 2021, December 22, 2021 and March 17, 2022, respectively. The new acquisitions’ total assets and revenues constituted approximately 43.7% and 25.2%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the period ended March 31, 2022. As the acquisitions occurred in the fourth quarter of fiscal 2021and the first quarter of fiscal 2022, the Company excluded all of the acquired businesses internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from the scope within the first year of acquisition if specified conditions are satisfied.

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

ITEM 1A:       RISK FACTORS

The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.  There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 with the exception of the additional Risk Factor noted below.

Economic and social volatility and geopolitical instability outside of the U.S. due to large-scale conflicts, including warfare among countries, may adversely impact us, the U.S., and global economies.

From time to time, tensions between countries may erupt into warfare and may adversely affect neighboring countries and those who conduct trade or foreign relations with those affected regions. Such acts of war may cause widespread and lingering damage on a global scale, including, but not limited to: (i) safety and cyber security, (ii) the economy, and (iii) global relations.

In February 2022, Russia invaded Ukraine following years of strained diplomatic relations between the two countries, which was heightened in 2021 when Russia amassed large numbers of military ground forces and support personnel on the Ukraine-Russia border. In response to the invasion and ensuing war, many countries, including the U.S., imposed significant economic and other sanctions against Russia. The war has created the largest refugee crisis in Europe since World War II and has inflicted significant damage to Ukraine’s infrastructure and economy. Both countries’ economies may be significantly affected, which may also adversely impact the global economy, including that of the U.S. The humanitarian crisis that has resulted from the war is likely to have pronounced and enduring impact on Ukraine, as well as a significant impact to neighboring countries that have accepted refugees. Further, Russia has launched an onslaught of cyberwarfare against Ukraine following its invasion, targeting the country’s critical infrastructure, government agencies, media organizations, and related think tanks in the U.S. and EU.

The current administration has cautioned Americans on the possibility of Russia targeting the U.S. with cyber attacks in retaliation for sanctions that the U.S. has imposed and has urged both the public and private sectors to strengthen their cyber defenses and protect critical services and infrastructure. Additionally, President Biden directed government bodies to mandate cybersecurity and network defense measures within their respective jurisdictions and has initiated action plans to reinforce cybersecurity within the electricity, pipeline, and water sectors. The current administration also launched joint efforts with the Cybersecurity and Infrastructure Security Agency (“CISA”) through its “Shields Up” campaign to defend the U.S. against possible cyber attacks. CISA recently published advisories warning of Russian state-sponsored threat actors targeting “COVID-19 research, governments, election organizations, healthcare and pharmaceutical, defense, energy, video gaming, nuclear, commercial facilities, water, aviation, and critical manufacturing” sectors in the U.S. and other Western nations. While we have not experienced such cyber attacks to date, it is yet unknown whether Russia will be successful in breaching our network defenses or, more broadly, those within the areas listed above, which, if successful, may cause disruptions to critical infrastructure required for our operations and livelihoods, or those of our tenants, communities, and business partners.

Further, international sanctions against Russia have led to many nations in the EU, the U.S., and Canada closing their airspace to Russia, with Russia retaliating by restricting its airspace to these nations and their allies, resulting in increased transport costs and logistical challenges for shipment of goods, which have exacerbated an already strained global supply chain previously disrupted by the COVID-19 pandemic. The rising costs and uncertain supply of commodities, coupled with additional pressure on supply chains, may lead to increases in operating expenses, construction costs, and wages in the near term, as discussed in the preceding risk factor. These factors may also continue to drive inflation upward, creating further economic uncertainty and loss of investor confidence, which may also negatively impact the capital markets, investments, and asset prices.

Russia is a large supplier of natural gas and oil, particularly to European countries. During 2021, Europe purchased approximately 49% and 74% of Russia’s supply of oil and natural gas, respectively. As Russia’s largest customer of oil and natural gas, Europe may be severely impacted if there is a shortage or if Russia withholds supplies of energy resources in retaliation for sanctions imposed on Russia. Adverse impacts on the businesses and economies of European countries may also adversely impact those of other countries, including the U.S., who conduct trade with Europe.

The scale and extent of the impact from Russia-Ukraine war are not yet fully known. Disruption, instability, volatility, and decline in economic activity, regardless of where it occurs, whether caused by acts of war, other acts of aggression, or terrorism, could in turn also harm the demand for, and the value of our products. As a result of the factors discussed above, we may be unable to operate our business as usual, which may adversely affect our cash flows, financial condition, and results of operations.

Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, and cash flows, or the market price of our common stock. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, may also have potential to materially adversely affect our business, financial condition, and results of operations.

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

UFP TECHNOLOGIES, INC.

Date: May 10, 2022	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: May 10, 2022	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)