Form 10-Q
period 2022-06-30
UFP TECHNOLOGIES INC
filed 2022-08-09
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 2022

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

Yes ☐ No ☒

7,566,531 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of August 2, 2022.

UFP Technologies, Inc.

Index

PART I:           FINANCIAL INFORMATION

ITEM 1:          FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$5,576	$11,117
Receivables, net	57,913	39,384
Inventories	50,556	33,436
Prepaid expenses and other current assets	11,552	3,383
Refundable income taxes	102	-
Total current assets	125,699	87,320
Property, plant and equipment	137,443	126,837
Less accumulated depreciation and amortization	(71,325)	(70,268)
Net property, plant and equipment	66,118	56,569
Goodwill	114,921	107,905
Intangible assets, net	70,514	67,585
Non-qualified deferred compensation plan	4,008	4,327
Finance lease right of use assets	241	271
Operating lease right of use assets	12,420	9,053
Other assets	1,130	1,102
Total assets	$395,051	$334,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,443	$10,611
Accrued expenses	17,928	12,700
Deferred revenue	5,612	4,247
Finance lease liabilities	58	58
Operating lease liabilities	2,341	2,181
Income taxes payable	-	909
Current installments of long-term debt	4,000	4,000
Total current liabilities	53,382	34,706
Long-term debt, excluding current installments	96,000	71,000
Deferred income taxes	3,329	3,263
Non-qualified deferred compensation plan	4,054	4,337
Finance lease liabilities	186	215
Operating lease liabilities	10,229	6,903
Other liabilities	20,581	19,262
Total liabilities	187,761	139,686
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,596,090 and 7,566,531 shares issued and outstanding, respectively, at June 30, 2022; 7,564,645 and 7,535,086 shares issued and outstanding, respectively, at December 31, 2021	76	75
Additional paid-in capital	34,342	34,151
Retained earnings	174,594	160,807
Accumulated other comprehensive loss	(1,135)	-
Treasury stock at cost: 29,559 shares at June 30, 2022 and 29,559 shares at December 31, 2021	(587)	(587)
Total stockholders’ equity	207,290	194,446
Total liabilities and stockholders' equity	$395,051	$334,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$94,343	$50,655	$165,585	$99,254
Cost of sales	70,019	37,241	124,128	73,231
Gross profit	24,324	13,414	41,457	26,023
Selling, general & administrative expenses	12,078	7,228	22,088	14,538
Acquisition costs	242	-	1,017	-
Change in fair value of contingent consideration	6,002	-	6,002
Gain on sale of property, plant & equipment	(6,197)	(21)	(6,209)	(21)
Operating income	12,199	6,207	18,559	11,506
Interest income	(11)	(21)	(23)	(5)
Interest expense	744	-	1,083	-
Other (income) expenses	(157)	4	(209)	(7)
Income before income tax expense	11,623	6,224	17,708	11,518
Income tax expense	2,694	1,509	3,921	2,640
Net income	$8,929	$4,715	$13,787	$8,878

Net income per share:
Basic	$1.18	$0.63	$1.83	$1.18
Diluted	$1.17	$0.62	$1.81	$1.17
Weighted average common shares outstanding:
Basic	7,563	7,527	7,554	7,517
Diluted	7,608	7,573	7,618	7,575

Comprehensive Income
Net Income	$8,929	$4,715	$13,787	$8,878
Other comprehensive income:
Foreign currency translation adjustment	(1,516)	-	(1,135)	-
Other comprehensive loss	(1,516)	-	(1,135)	-
Comprehensive income	$7,413	$4,715	$12,652	$8,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three and Six Months Ended June 30, 2022
			Additional		Accumulated			Total
	Common Stock		Paid-in	Retained	Other Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2021	7,535	$75	$34,151	$160,807	$-	30	$(587)	$194,446
Share-based compensation	46	1	691	-	-	-	-	692
Net share settlement of RSUs	(20)	-	(1,299)	-	-	-	-	(1,299)
Other comprehensive income	-	-	-	-	381	-	-	381
Net income	-	-	-	4,858	-	-	-	4,858
Balance at March 31, 2022	7,561	$76	$33,543	$165,665	$381	30	$(587)	$199,078
Share-based compensation	4	-	781	-	-	-	-	781
Exercise of stock options	1	-	21	-	-	-	-	21
Net share settlement of RSUs	-	-	(3)	-	-	-	-	(3)
Other comprehensive loss	-	-	-	-	(1,516)	-	-	(1,516)
Net income	-	-	-	8,929		-	-	8,929
Balance at June 30, 2022	7,566	76	34,342	174,594	(1,135)	30	(587)	207,290

Three and Six Months Ended June 30, 2021
			Additional		Accumulated			Total
	Common Stock		Paid-in	Retained	Other Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2020	7,500	$75	$32,484	$144,921	$-	30	$(587)	$176,893
Share-based compensation	34	-	501	-	-	-	-	501
Net share settlement of RSUs	(14)	-	(738)	-	-	-	-	(738)
Net income	-	-	-	4,163	-	-	-	4,163
Balance at March 31, 2021	7,520	$75	$32,247	$149,084	$-	30	$(587)	$180,819
Share-based compensation	4	-	620	-	-	-	-	620
Exercise of stock options	7	-	162	-	-	-	-	162
Net share settlement of RSUs	-	-	(2)	-	-	-	-	(2)
Net income	-	-	-	4,715	-	-	-	4,715
Balance at June 30, 2021	7,531	75	33,027	153,799	-	30	(587)	186,314

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$13,787	$8,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,333	4,172
Gain on disposal of property, plant & equipment	(6,209)	(21)
Share-based compensation	1,473	1,121
Interest expense on finance leases	3	1
Deferred income taxes	(383)	383
Change in fair value of contingent consideration	6,002	-
Changes in operating assets and liabilities:
Receivables, net	(16,363)	(4,794)
Inventories	(15,212)	(2,518)
Prepaid expenses and other current assets	(1,320)	(397)
Refundable income taxes	(1,103)	(870)
Other assets	(3,004)	(168)
Accounts payable	11,832	4,032
Accrued expenses	4,594	248
Deferred revenue	1,365	16
Non-qualified deferred compensation plan and other liabilities	(1,830)	(196)
Net cash (used in) provided by operating activities	(35)	9,887
Cash flows from investing activities:
Additions to property, plant, and equipment	(8,502)	(3,282)
Acquisition of Advant, net of cash acquired	(20,768)	-
Acquisition of DAS Medical, working capital adjustment	115	-
Proceeds from sale of fixed assets	12	21
Net cash used in investing activities	(29,143)	(3,261)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	34,000	-
Payments on revolving line of credit	(7,000)	-
Principal payments of long-term debt	(2,000)	-
Principal payments on finance lease obligations	(32)	(9)
Proceeds from exercise of stock options	21	162
Payment of statutory withholdings for restricted stock units vested	(1,302)	(740)
Net cash provided by (used in) financing activities	23,687	(587)
Effect of foreign currency exchange rates on cash and cash equivalents	(50)	-
Net (decrease) increase in cash and cash equivalents	(5,541)	6,039
Cash and cash equivalents at beginning of period	11,117	24,234
Cash and cash equivalents at end of period	$5,576	$30,273

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

The condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, the condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021, the con‐densed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022.

New Accounting Policy

The Company translates all assets and liabilities of its foreign subsidiaries, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translates income and expenses at the average exchange rates in effect during the period. The net effect of this translation is recorded in the consolidated financial statements as a component of Accumulated Other Comprehensive Income (AOCI). Translation adjustments are not adjusted for income taxes as they relate to permanent investments in the Company’s foreign subsidiaries.

Recent Accounting Pronouncements

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements.

(2)	Acquisitions

Advant Medical

On March 16, 2022, the Company purchased 100% of the outstanding shares of common stock of Advant Medical, Ltd., Advant Medical Inc. and Advant Medical Costa Rica, Limitada, (together Advant), pursuant to a Stock Purchase Agreement and related agreements, for an aggregate purchase price of €19.0 million in cash along with a working capital adjustment at closing (total consideration in U.S. Dollars amounted to approximately $21.2 million). The purchase price was subject to additional adjustment based upon Advant’s final working capital at closing. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Stock Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

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

The following table summarizes the allocation of consideration paid to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands):

Fair value of considerations transferred
Cash paid at closing	$23,608
Other liability	395
Cash from Advant	(2,840)
Total consideration	$21,163

Purchase price allocation
Accounts receivable	$2,299
Inventory	2,410
Other current assets	213
Property, plant, and equipment	5,704
Customer contracts & relationships	2,925
Intellectual property	2,127
Non-compete agreement	259
Lease right of use assets	289
Other assets	42
Goodwill	7,139
Total identifiable assets	$23,407
Accounts payable	(772)
Accrued expenses	(668)
Income taxes	(66)
Deferred taxes	(449)
Lease liabilities	(289)
Net assets acquired	$21,163

Acquisition costs associated with the transaction were approximately $779 thousand, of which $749 thousand was charged to expense in the six-months ended June 30, 2022 and $30 thousand was charged to expense in the year ended December 31, 2021. These costs were primarily for legal, investment banking and valuation services, as well as stamp duty filings and are reflected on the face of the income statement.

The amount of revenue and earnings of Advant recognized since the acquisition date, which is included in the condensed consolidated statement of income for the period ended June 30, 2022, was approximately $6.8 million and $0.7 million, respectively.

Pro-forma statements

The following table contains an unaudited pro forma condensed consolidated statement of operations for the six-month periods ended June 30, 2022 and 2021 and the three- month period ended June 30, 2021, as if the Advant acquisition had occurred at the beginning of the respective periods (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$56,203	$169,812	$110,079
Operating Income	$6,666	$19,302	$12,663
Net Income	$5,027	$14,341	$9,666
Earnings per share:
Basic	$0.67	$1.90	$1.29
Diluted	$0.66	$1.88	$1.28

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have occurred had the acquisition occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

DAS Medical

On December 22, 2021 the Company purchased 100% of the outstanding membership interests of DAS Medical Holdings, LLC, (DAS Medical) pursuant to a Securities Purchase Agreement, for a net purchase price of $66.7 million in cash. The purchase price was subject to adjustment based upon DAS Medical’s final working capital at closing, and the purchase price may be increased by up to $20.0 million in earn-out payments based upon the performance of the business during the four-year period following the closing. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Securities Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type. As a result of the final working capital adjustment, the total consideration was reduced by approximately $115 thousand.

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

Acquisition costs associated with the transaction were approximately $448 thousand, of which $155 thousand were charged to expense in the six months ended June 30, 2022 and $293 thousand were charged to expense in the year ended December 31, 2021. These costs were primarily for legal and valuation services and are reflected on the face of the income statement.

Contech Medical

On October 12, 2021, the Company purchased 100% of the outstanding shares of common stock of Contech Medical, Inc., pursuant to a stock purchase agreement and related agreements, for an aggregate purchase price of $9.5 million in cash, the assumption of a contingent liability of $0.5 million plus up to an additional $5 million in purchase price based upon the achievement of certain EBITDA targets of Contech for the 12-month period ended June 30, 2022. The purchase price was subject to adjustment based upon Contech’s working capital at closing. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Stock Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

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

Acquisition costs associated with the transaction were approximately $153 thousand, of which $113 thousand were charged to expense in the six months ended June 30, 2022 and $40 thousand were charged to expense in the year ended December 31, 2021. These costs were primarily for legal and valuation services and are reflected on the face of the income statement.

Pro-forma statements

The following table contains an unaudited pro forma condensed consolidated statement of operations for the three- and six-month periods ended June 30, 2021, as if both the DAS Medical and Contech Medical acquisitions had occurred at the beginning of the period (in thousands):

	Three-month Period Ended June 30, 2021	Six-month Period Ended June 30, 2021
	(Unaudited)	(Unaudited)
Sales	$68,741	$132,603
Operating income	$8,641	$15,409
Net income	$7,364	$12,825
Earnings per share:
Basic	$0.98	$1.71
Diluted	$0.97	$1.69

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net sales of:	2022	2021	2022	2021
Products	$89,672	$49,466	$159,137	$96,789
Tooling and Machinery	2,846	332	3,324	744
Engineering services	1,825	857	3,124	1,721
Total net sales	$94,343	$50,655	$165,585	$99,254

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers.  When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents a roll-forward of contract liabilities activity for the six-month periods ended June 30, 2022 and 2021 (in thousands):

	Contract Liabilities
	Six Months Ended June 30,
	2022	2021
Deferred revenue - beginning of period	$4,247	$1,887
Increases due to consideration received from customers	3,378	1,869
Revenue recognized	(2,013)	(727)
Deferred revenue - end of period	$5,612	$3,029

Revenue recognized during the six-month periods ended June 30, 2022 and 2021 from amounts included in deferred revenue at the beginning of the period were approximately $1.8 million and $0.4 million, respectively.

When invoicing occurs after revenue recognition, the Company has contract assets, included within “receivables” on the condensed consolidated balance sheet.

The following table presents a roll-forward of contract assets activity for the six-month periods ended June 30, 2022 and 2021 (in thousands):

	Contract Assets
	Six Months Ended June 30,
	2022	2021
Unbilled receivables - beginning of period	$74	$271
Increases due to revenue recognized, not invoiced to customers	1,937	935
Decreases due to customer invoicing	(1,784)	(1,008)
Unbilled receivables - end of period	$227	$198

(4)	Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Cash paid for:
Interest	$1,038	$26
Income taxes, net of refunds	5,033	3,112

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$208	$202

(5)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accounts receivable–trade	$58,577	$39,903
Less allowance for credit losses	(664)	(519)
Receivables, net	$57,913	$39,384

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected as of June 30, 2022 and 2021 (in thousands):

	Allowance for Credit Losses
	Six Months Ended June 30,
	2022	2021
Allowance - beginning of period	$519	$484
Provision for expected credit losses	159	88
Amounts written off against the allowance	(14)	(8)
Allowance - end of period	$664	$564

(6)	Fair Value of Financial Instruments

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2022	December 31, 2021
Level 2
Assets (Liabilities):
Derivative financial instruments	$6	$(176)
Level 3
Purchase price contingent consideration (Note 2):
Accrued contingent consideration (earn-out)	$(15,733)	$(9,731)
Present value of non-competition payments	(9,348)	(8,855)

Derivative financial instruments consist of an interest rate swap for which fair value is determined through the use of a pricing model that utilizes verifiable inputs such as market interest rates that are observable at commonly quoted intervals for the full term of the swap agreement.

In connection with the acquisitions discussed in Note 2, “Acquisitions,” the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for both the DAS Medical and Contech Medical acquisitions combined are up to $25 million. The fair value of the liabilities for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $9.7 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation were managements financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liabilities for the contingent consideration payments recognized at June 30, 2022 for both the DAS Medical and Contech Medical acquisitions combined totaled approximately $15.7 million. The change in fair value of contingent consideration for the DAS Medical and Contech Medical acquisitions for the three and six-month periods ended resulted in an expense of approximately $6.0 million and was included in change in fair value of contingent consideration in the consolidated statements of income.

In connection with the DAS Medical acquisition, the Company has entered into Non-Competition Agreements with the beneficiaries and the Company has agreed to pay additional consideration to the parties to the Non-Competition Agreements, including an aggregate of $10.0 million in payments over the ten years following the closing of the DAS Medical acquisition for the 10-year noncompetition covenants of certain key owners. In connection with the Advant Medical acquisition, the Company has entered into Non-Competition Agreements with the beneficiaries and the Company has agreed to pay additional consideration to the parties to the Non-Competition Agreements, including an aggregate of €375 thousand in payments over the final three years of the five years following the closing of the DAS Medical acquisition for the 5-year noncompetition covenants of certain key owners.

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2021.  The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Share-based compensation related to:	2022	2021	2022	2021
Common stock grants	$100	$100	$200	$200
Stock option grants	60	53	113	105
Restricted Stock Unit Awards ("RSUs")	621	467	1,160	816
Total share-based compensation	$781	$620	$1,473	$1,121

The total income tax benefit recognized in the condensed consolidated statements of income for share-based compensa‐tion arrangements was approximately $236 thousand and $200 thousand for the three-month periods ended June 30, 2022 and 2021, respectively, and approximately $617 thousand and $441 thousand for the six-month periods ended June 30, 2022 and 2021, respectively.

Common stock grants

The compensation expense for common stock grants during the six-month period ended June 30, 2022, was determined based on an approved fixed dollar amount with the number of shares to be determined on the date of issuance.

Stock Option grants

The following is a summary of stock option activity under all plans for the six-month period ended June 30, 2022:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	98,671	$33.53
Granted	9,876	77.28
Exercised	(1,295)	16.32
Outstanding at June 30, 2022	107,252	$37.77	5.81	$4,483
Exercisable at June 30, 2022	97,376	$33.76	5.39	$4,461
Vested and expected to vest at June 30, 2022	107,252	$37.77	$5.81	$4,483

On June 8, 2022, the Company granted options to its directors for the purchase of 9,876 shares of the Company’s common stock at that day’s closing price of $77.28.  The compensation expense related to these grants was determined as the fair value of the options using the Black-Scholes option pricing model based on the following assumptions:

Expected volatility	34.7%
Expected dividends	None
Risk-free interest rate	2.9%
Exercise price	$77.28
Expected term (in years)	6.2
Weighted-average grant date fair value	$30.37

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

During the six-month periods ended June 30, 2022 and 2021, the total intrinsic value of all options exercised was approximately $72 thousand and $164 thousand, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $21 thousand and $162 thousand, respectively.  At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes.  During both the six-month periods ended June 30, 2022 and 2021, no shares were surrendered for this purpose.

Restricted Stock Unit awards

The following table summarizes information about RSU activity during the six-month period ended June 30, 2022:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	101,168	$41.78
Awarded	51,981	74.94
Shares vested	(49,575)	41.05
Shares forfeited	(21)	74.75
Outstanding at June 30, 2022	103,553	$53.59

At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder.  During the six-month periods ended June 30, 2022 and 2021, 19,425 and 14,122 shares were surrendered at an average market price of $67.05 and $52.47, respectively.

As of June 30, 2022, the Company had approximately $4.7 million of unrecognized compensation expense that is expected to be recognized over a period of 2.8 years.

(8)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$32,671	$22,184
Work in process	7,297	4,205
Finished goods	10,588	7,047
Total inventory	$50,556	$33,436

(9)	Leases

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

	Six Months Ended
	June 30,
	($ in thousands)
	2022	2021
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$30	$8
Interest on lease liabilities	3	1
Operating lease cost	1,301	598
Variable lease cost	156	116
Short-term lease cost	43	17
Total lease cost	$1,533	$740

	Six Months Ended
	June 30,
	($ in thousands)
	2022	2021
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,183	$608
Financing cash flows from finance leases	32	9

Weighted-average remaining lease term (years):
Finance	4.04	5.83
Operating	4.06	1.64
Weighted-average discount rate:
Finance	2.10%	2.26%
Operating	2.76%	3.99%

The aggregate future lease payments for leases as of June 30, 2022 are as follows (in thousands):

	Finance	Operating
Remainder of 2022	$31	$1,230
2023	63	2,256
2024	63	2,234
2025	63	1,963
2026	29	1,694
Thereafter	6	4,432
Total lease payments	255	13,809
Less: Interest	(11)	(1,239)
Present value of lease liabilities	$244	$12,570

(10)	Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding.  Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	7,563	7,527	7,554	7,517
Weighted average common equivalent shares due to restricted stock, stock options and RSUs	45	46	64	58
Diluted weighted average common shares outstanding	7,608	7,573	7,618	7,575

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related stock options during the period.  These outstanding stock options are not included in the computation of diluted income per share because the effect would be antidilutive.  For both the three- and six-month periods ended June 30, 2022, the number of stock options excluded from the computation of diluted earnings per share for this reason was 9,876.  For both the three- and six-month periods ended June 30, 2021, the number of stock options excluded from the computation of diluted earnings per share for this reason was 10,716.

(11)	Segment Reporting

The Company consists of a single operating and reportable segment.

One customer comprised 20.2% and 17.8% of the Company’s consolidated revenues for the three- and six-month periods ended June 30, 2022, respectively.  No customer comprised more than 10% of the Company’s consolidated revenues for the same periods in 2021.  At June 30, 2022, one customer represented approximately 10% of gross accounts receivable. At December 31, 2021, no customer exceeded 10% of gross accounts receivable.

The Company’s products are primarily sold to customers within the Medical, Consumer, Automotive, Aerospace & Defense, Industrial, and Electronics markets.  Net sales by market for the three- and six-month periods ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021 (1)		2022		2021 (1)
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$74,290	78.7%	$32,606	64.4%	$126,873	76.6%	$62,711	63.2%
Consumer	6,767	7.2%	6,080	12.0%	12,545	7.6%	11,676	11.8%
Automotive	4,351	4.6%	3,567	7.0%	8,702	5.3%	8,214	8.3%
Aerospace & Defense	3,751	4.0%	4,376	8.6%	7,507	4.5%	8,755	8.8%
Industrial	2,665	2.8%	2,230	4.4%	5,176	3.0%	4,345	4.3%
Electronics	2,519	2.7%	1,796	3.6%	4,782	3.0%	3,553	3.6%
Net Sales	$94,343	100.0%	$50,655	100.0%	$165,585	100.0%	$99,254	100.0%

(1)	Certain amounts for the three and six months ended June 30, 2021 were reclassified between markets to conform to the current period presentation.

(12)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2022 were are follows (in thousands):

Goodwill

December 31, 2021	$107,905
Acquired in Advant Medical business combination (See Note 2)	7,140
DAS working capital adjustment	196
Foreign currency translation	(320)
June 30, 2022	$114,921

The carrying values of the Company’s definite lived intangible assets as of June 30, 2022 are as follows (in thousands):

	Intellectual Property / Tradename & Brand	Non- Compete	Customer List	Total
Weighted-average amortization period (in years)	11.9	9.3	20
Gross amount	$7,023	$5,484	$65,137	$77,644
Accumulated amortization	(416)	(658)	(6,056)	(7,130)
Net balance	$6,607	$4,826	$59,081	$70,514

Amortization expense related to intangible assets was approximately $1.1 million and $0.3 million, respectively, for the three-month periods ended June 30, 2022 and 2021, and was $2.1 million and $0.6 million, respectively, for the six-month periods ended June 30, 2022 and 2021. The estimated remaining amortization expense as of June 30, 2022 is as follows (in thousands):

Remainder of 2022	$3,642
2023	4,771
2024	4,764
2025	4,764
2026	4,762
Thereafter	47,811
Total	$70,514

(13)	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued contingent consideration (earn-out)	$10,733	$9,731
Present value of non-competition payments	9,348	8,855
Other	500	676
	$20,581	$19,262

(14)	Income Taxes

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 23.2% and 24.2% of income before income tax expense for the three-month periods ended June 30, 2022 and 2021, respectively.  The Company recorded income tax expense of approximately 22.1% and 22.9% of income before income tax expense for each of the six-month periods ended June 30, 2022 and 2021, respectively.

(15)	Indebtedness

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

At June 30, 2022, the Company had approximately $100 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At June 30, 2022, the applicable interest rate was approximately 3.4% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

June 30, 2022
Revolving credit facility	$62,000
Term loan	38,000
Total long-term debt	100,000
Current portion	(4,000)
Long-term debt, excluding current portion	$96,000

Future maturities of long-term debt at June 30, 2022 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2022	$2,000	$-	$2,000
2023	$4,000	$-	$4,000
2024	$4,000	$-	$4,000
2025	$4,000	$-	$4,000
2026	$24,000	$62,000	$86,000
	$38,000	$62,000	$100,000

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

The notional amount was approximately $7.1 million at June 30, 2022. The fair value of the swap as of June 30, 2022 was approximately $6 thousand and is included in other assets.  The fair value of the swap as of December 31, 2021 was approximately $(176) thousand and is included in other liabilities.  Changes in the fair value and net cash settlement amounts related to the swap are recorded in other expense and resulted in income of approximately $67 thousand and $182 thousand, respectively, during the three- and six-month periods ending June 30, 2022.  In the same periods in 2021, change in the fair value of the swap resulted in income of $64 thousand and expense of $144 thousand, respectively.

As the Company has paid the remaining balance of the term loan that was associated with the swap in its entirety, there is no longer underlying debt to hedge against the swap. The changes in the fair value of the swap will continue to be accounted for as a financial instrument until the sooner of the time that the Company elects to cancel it or until its maturity, which will occur on February 1, 2023.

(16)	Subsequent Event

On July 26, 2022, pursuant to a share purchase agreement and related agreements, the Company sold its molded fiber business (“MFT”) and related real estate in Iowa to CKF USA INCORPORATED (“CKF”) (a Delaware Corporation) for approximately $32 million. The purchase price is subject to adjustment based upon MFT’s final working capital at closing. A portion of the purchase price is being held in escrow to indemnify CKF against certain claims, losses, and liabilities. The Securities Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type. MFT’s annual revenue was approximately $21.3 million for the year ended December 31, 2021. Proceeds from the sale were used to pay down debt on the Company's revolving credit facility.

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects; statements about the potential further impact the novel coronavirus ("COVID-19") pandemic may have on the Company’s business, financial condition and results of operations, including with respect to the different markets in which the Company participates, the demand for its products, the well-being and availability of the Company’s employees, the continuing operation of the Company’s locations, delayed payments by the Company’s customers and the potential for reduced or canceled orders, the Company’s efforts to address the pandemic, including regarding the safety of its employees, the maintenance of its facilities and the sufficiency of the Company’s supply chain, inventory, liquidity and capital resources, including increased costs in connection with such efforts, the impact of the pandemic on the businesses of the Company’s suppliers and customers, and the overall impact the pandemic may have on the Company’s financial results in 2021; statements about the Company’s acquisition strategies and opportunities and the Company’s growth potential and strategies for growth; expectations regarding customer demand; expectations regarding the Company’s liquidity and capital resources, including the sufficiency of its cash reserves and the availability of borrowing capacity to fund operations and/or potential future acquisitions; anticipated revenues and the timing of such revenues; expectations about shifting the Company’s book of business to higher-margin, longer-run opportunities; anticipated trends and potential advantages in the different markets in which the Company competes, including the medical, aerospace and defense, automotive, consumer, electronics, and industrial markets, and the Company’s plans to expand in certain of its markets; statements regarding anticipated advantages the Company expects to realize from its investments and capital expenditures; statements regarding anticipated advantages to improvements and alterations at the Company’s existing plants; expectations regarding the Company’s manufacturing capacity, operating efficiencies, and new production equipment; statements about new product offerings and program launches; statements about the Company’s participation and growth in multiple markets; statements about the Company’s business opportunities; statements about the Company’s ability to integrate and realize the benefits expected from the acquisitions of Contech Medical, DAS Medical and Advant, including any related synergies; statements regarding our supply chain arrangements; and any indication that the Company may be able to sustain or increase its sales, earnings or earnings per share, or its sales, earnings or earnings per share growth rates.

Investors are cautioned that such forward-looking statements involve risks and uncertainties that could adversely affect the Company’s business and prospects, and otherwise cause actual results to differ materially from those anticipated by such forward-looking statements, or otherwise, including without limitation: the severity and duration of the COVID-19 pandemic and its impact on the markets in which the Company participates, including its impact on the Company’s customers, suppliers and employees, as well as the U.S. and worldwide economies; the timing, scope and effect of further governmental, regulatory, fiscal, monetary and public health responses to the COVID-19 pandemic; risks and uncertainties associated with the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations, including risks relating to decreased, including substantially decreased, demand for the Company’s products; risks relating to the potential closure of any of the Company’s facilities or the unavailability of key personnel or other employees; risks that the Company’s inventory, cash reserves, liquidity or capital resources may be insufficient; risks relating to delayed payments by our customers and the potential for reduced or canceled orders; risks relating to the increased costs associated with the Company’s efforts to respond to the pandemic; risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our financing arrangements, and whether any available financing may be sufficient to address our needs; risks associated with efforts to shift the Company’s book of business to higher-margin, longer-run opportunities; risks associated with the Company’s entry into and growth in certain markets; risks and uncertainties associated with seeking and implementing manufacturing efficiencies and implementing new production equipment; risks and uncertainties associated with growth of the Company’s business and increases to sales, earnings and earnings per share; risks associated with the Company’s ability to pay the contingent liability payments to Contech Medical and DAS Medical, if and when due; and risks associated with new product and program launches. Accordingly, actual results may differ materially.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements.  Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  Forward-looking statements represent our current beliefs, estimates and assumptions and are only as of the date of this Report.  We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws.  All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and our Quarterly Report on Form-Q for the quarter ended March 31, 2022, as well as the risks and uncertainties discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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

Sales for the Company for the six-month period ended June 30, 2022 increased 66.8% to $165.6 million from $99.3 million in the same period last year, due to the Company’s acquisitions of Contech Medical, DAS Medical and Advant Medical, and an organic sales increase of approximately 13.9%. Gross margins for the six-month period ended June 30, 2022 decreased to 25.0% from 26.2% in the same period last year, largely due to supply chain challenges.  Operating income and net income increased 61.3% and 55.3%, respectively.

Results of Operations

Sales

Sales for the three-month period ended June 30, 2022 increased approximately 86.2% to $94.3 million from sales of $50.7 million for the same period in 2021. The increase in sales is primarily due to increases in sales to customers in the Medical market of 127.8%. The increase in sales in the Medical market were primarily due to sales from the Company’s recently acquired companies of $34.6 million, as well as an organic sales increase of 17.9%. Sales to customers in all other markets increased 11.1%.

Sales for the six-month period ended June 30, 2022 increased approximately 66.8% to $165.6 million from sales of $99.3 million for the same period in 2021.  The increase in sales is primarily due to increases in sales to customers in the Medical market of 102.3%. The increase in sales in the Medical market were primarily due to sales from the Company’s recently acquired companies of $52.6 million, as well as an organic sales increase of 13.9%. Sales to customers in all other markets increased 5.9%.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) decreased to 25.8% for the three-month period ended June 30, 2022, from 26.5% for the same period in 2021.  As a percentage of sales, material and labor costs collectively increased 5.3%, while overhead costs decreased 4.6%. The decline in gross margin is primarily due to the impact of inflationary cost increases that largely commenced in the second half of 2021 and continued to a lesser degree through the first half of 2022, partially offset by higher sales measured against the fixed portion of overhead.

Gross profit as a percentage of sales (“gross margin”) decreased to 25.0% for the six-month period ended June 30, 2022, from 26.2% for the same period in 2021.  As a percentage of sales, material and labor costs collectively increased 5.3%, while overhead costs decreased 4.1%. The decline in gross margin is primarily due to the impact of inflationary cost increases that largely commenced in the second half of 2021 and continued to a lesser degree through the first half of 2022, partially offset by higher sales measured against the fixed portion of overhead.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 67.1% to $12.1 million for the three-month period ended June 30, 2022, from $7.2 million for the same period in 2021, primarily due to the additional SG&A from recent acquisitions.  As a percentage of sales, SG&A decreased to 12.8% for the three-month period ended June 30, 2022, from 14.3% for the same three-month period in 2021.  The decrease in SG&A as a percentage of sales for the three-month period ended June 30, 2022 was primarily due to increased sales measured against relatively fixed SG&A, partially offset by the additional SG&A from recent acquisitions.

SG&A increased approximately 51.9% to $22.1 million for the six-month period ended June 30, 2022, from $14.5 million for the same period in 2021, primarily due to the additional SG&A from recent acquisitions. As a percentage of sales, SG&A decreased to 13.3% for the three-month period ended June 30, 2022, from 14.6% for the same three-month period in 2021.  The decrease in SG&A as a percentage of sales for the three-month period ended June 30, 2022 was primarily due to increased sales measured against relatively fixed SG&A, partially offset by the additional SG&A from recent acquisitions.

Acquisition Costs

The Company incurred approximately $0.2 million and $1.0 million in costs associated with acquisition related activities which were charged to expense for the three and six-months ended June 30, 2022, respectively. These costs were primarily for legal services, valuation services and stamp duty filings and are reflected on the face of the income statement.

Change in fair value of contingent consideration

In connection with the acquisitions discussed in Note 2, “Acquisitions,” the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for both the DAS Medical and Contech Medical acquisitions combined are up to $25 million. The fair value of the liabilities for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $9.7 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation were managements financial forecasts, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liabilities for the contingent consideration payments recognized at June 30, 2022 for both the DAS Medical and Contech Medical acquisitions combined totaled approximately $15.7 million. The change in fair value of contingent consideration for the DAS Medical and Contech Medical acquisitions for the three and six-month periods ended resulted in an expense of approximately $6.0 million and was included in change in fair value of contingent consideration in the consolidated statements of income.

Gain on sale of fixed assets

For the three and six-month periods ended June 30, 2022, the Company recorded a gain on the sale of fixed assets of approximately $6.2 million. This was primarily the result of the sale of the Company’s Georgetown, Massachusetts manufacturing facility. The operations previously housed in this location have been fully absorbed by the nearby Newburyport manufacturing facility.  The gain on the Georgetown manufacturing facility was determined by a sales price of approximately $6.7 million, measured against a net book value and selling expenses of approximately $0.5 million.

Interest Income and Expense

Net interest expense was approximately $733 thousand for the three-month period ended June 30, 2022, compared to net interest income of approximately $21 thousand for the same period in 2021. The increase in net interest expense for the three-month period ended June 30, 2022 was primarily due to interest paid on funds drawn on the Company’s credit facility used to finance recent acquisitions.

Net interest expense was approximately $1.1 million for the six-month period ended June 30, 2022 compared to net interest income of $5 thousand in the same period of 2021.  The increase in net interest expense for the six-month period ended June 30, 2022 was primarily due to interest paid on funds drawn on the Company’s credit facility used to finance recent acquisitions.

Other (Income) Expense

Other income was approximately $157 thousand and other expense was approximately $4 thousand for the three-month periods ended June 30, 2022 and 2021, respectively, and other income was approximately $209 thousand compared to $7 thousand for the six-month periods ended June 30, 2022 and 2021, respectively. The increases in other income in both periods are primarily generated by foreign currency transaction gains and changes in the fair value of the swap liability, which is driven by anticipated future interest rate changes, offset by net cash settlement amounts related to the swap.

Income Taxes

The Company recorded tax expense of approximately 23.2% and 24.2% of income before income tax expense, respectively, for each of the three-month periods ended June 30, 2022 and 2021. The decrease in the effective tax rate for the current period as compared to the prior period was largely due to lower statutory rates on certain foreign taxable income related to the Company’s acquisitions of DAS Medical and Advant Medical.

The Company recorded tax expense of approximately 22.1% and 22.9% of income before income tax expense, respectively, for each of the six-month periods ended June 30, 2022 and 2021.  The decrease in the effective tax rate for the current period as compared to the prior period was largely due to lower statutory rates on certain foreign taxable income that was new to the Company in 2022. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash used in operations for the six-month period ended June 30, 2022 was approximately $35 thousand and was primarily a result of net income generated of approximately $13.8 million, depreciation and amortization of approximately $6.3 million, share-based compensation of approximately $1.5 million, a change in the fair value of contingent consideration of approximately $6.0 million, an increase in accounts payable of approximately $11.8 million due to the building of inventory to meet demand and the timing of vendor payments in the ordinary course of business, an increase in accrued expenses of approximately $4.6 million and an increase in deferred revenue of approximately $1.4 million.

These cash inflows and adjustments to income were offset by a gain on disposal of property, plant and equipment of approximately $6.2 million, a decrease in deferred taxes of approximately $0.4 million, an increase in accounts receivable of approximately $16.4 million due to higher sales in the last two months of the second quarter of 2022 as compared to the same period in the fourth quarter of 2021 and the addition of Advant receivables, an increase in inventory of approximately $15.2 million due to inventory build for upcoming demand, restocking to historical levels and the addition of Advant inventory, an increase in prepaid expenses and other current assets of approximately $1.3 million primarily due to the payment of current year insurance policies, an increase in refundable income taxes of approximately $1.1 million, an increase in other assets of approximately $3.0 million due to increased right of use lease assets and a decrease in other long-term liabilities of approximately $1.8 million.

Net cash used in investing activities during the six-month period ended June 30, 2022 was approximately $29.1 million and was primarily the result of the acquisition of Advant, as well as additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash provided by financing activities was approximately $23.7 million during the six-month period ended June 30, 2022, representing borrowings under our credit facility to fund acquisitions of approximately $34.0 million, partially offset by payments on revolving line of credit of approximately $7.0 million, principal payments of long-term debt of approximately $2.0 million, and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $1.3 million.

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

At June 30, 2022, the Company had approximately $100 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At June 30, 2022, the applicable interest rate was approximately 3.4% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

June 30, 2022
Revolving credit facility	$62,000
Term loan	38,000
Total long-term debt	100,000
Current portion	(4,000)
Long-term debt, excluding current portion	$96,000

Future maturities of long-term debt at June 30, 2022 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2022	$2,000	$-	$2,000
2023	$4,000	$-	$4,000
2024	$4,000	$-	$4,000
2025	$4,000	$-	$4,000
2026	$24,000	$62,000	$86,000
	$38,000	$62,000	$100,000

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

The notional amount was approximately $7.1 million at June 30, 2022. The fair value of the swap as of June 30, 2022 was approximately $6 thousand and is included in other assets.  The fair value of the swap as of December 31, 2021 was approximately $(176) thousand and is included in other liabilities.  Changes in the fair value and net cash settlement amounts related to the swap are recorded in other expense and resulted in income of approximately $67 thousand and $182 thousand, respectively, during the three- and six-month periods ending June 30, 2022.  In the same periods in 2021, change in the fair value of the swap resulted in income of $64 thousand and expense of $144 thousand, respectively.

As the Company has paid the remaining balance of the term loan that was associated with the swap in its entirety, there is no longer underlying debt to hedge against with the swap. The changes in the fair value of the swap will continue to be accounted for as a financial instrument until the sooner of the time that the Company elects to cancel it or until its maturity, which will occur on February 1, 2023.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its amended and restated credit facility.  The Company used cash of approximately $35 thousand in operations during the six months ended June 30, 2022; and the Company cannot guarantee that its operations will generate cash in future periods.  The Company’s longer-term liquidity is contingent upon future operating performance and draws on the revolving credit facility are possible.

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

Subsequent event

On July 26, 2022, pursuant to a share purchase agreement and related agreements, the Company sold its molded fiber business (“MFT”) and related real estate in Iowa to CKF USA INCORPORATED (“CKF”) (a Delaware Corporation) for approximately $32 million. The purchase price is subject to adjustment based upon MFT’s final working capital at closing. A portion of the purchase price is being held in escrow to indemnify CKF against certain claims, losses, and liabilities. The Securities Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type. MFT’s annual revenue was approximately $21.3 million for the year ended December 31, 2021.

In addition, subsequent to quarter-end, the Company repaid $38 million on its revolving line of credit utilizing the proceeds received from both the above noted MFT sale and from the June 30, 2022 sale of its Georgetown, MA manufacturing facility.

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company did not repurchase any shares of its common stock under this program in the first six months of 2022.  At June 30, 2022 approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

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

The Company closed the acquisitions of Contech, DAS Medical, and Advant Medical on October 12, 2021, December 22, 2021, and March 17, 2022, respectively. The new acquisitions’ total assets and revenues constituted approximately 42.7% and 31.8%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the period ended June 30, 2022. As the acquisitions occurred in the fourth quarter of fiscal 2021 and the first quarter of fiscal 2022, the Company excluded all of the acquired businesses internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from the scope within the first year of acquisition if specified conditions are satisfied.

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

PART II:        OTHER INFORMATION

ITEM 1:         LEGAL PROCEEDINGS

The Company is not a party to any material litigation or other material legal proceedings. From time to time, the Company may be a party to various suits, claims and complaints arising in the ordinary course of business. In the opinion of management of the Company, these suits, claims and complaints should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A:       RISK FACTORS

The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.  There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and our Quarterly Report on Form-Q for the quarter ended March 31, 2022.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:         MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5:         OTHER INFORMATION

None

ITEM 6:         EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.01	Restated Certificate of Incorporation (1)***
10.01	Amended and Restated 2009 Non-Employee Director Stock Incentive Plan(1)***
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*        Filed herewith.

**      Furnished herewith.

***    Previously filed.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: August 9, 2022	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: August 9, 2022	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)