Form 10-Q/A
period 2022-09-30
UFP TECHNOLOGIES INC
filed 2022-11-14
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

UFP Technologies, Inc. (“UFP”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, as filed with the Securities and Exchange Commission on November 9, 2022 (the “Original Form 10-Q”), solely for the purposes of amending Part I, Item 1 of the Original Form 10-Q to correct typographical errors appearing in the September 30, 2022 line items regarding (i) Total current assets, Total assets, Total current liabilities, Total liabilities, and Total liabilities and stockholders’ equity in the condensed consolidated balance sheets; and (ii) Accounts receivable-trade and Receivables, net, in Note 5, “Receivables and Allowance for Credit Losses.”

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Part I, Item 1 of the Original Form 10-Q in this Amendment and we have also included, as exhibits, new certifications of the Chief Executive Officer and the Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Form 10-Q, and this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-Q. Further, this Amendment does not reflect subsequent events occurring after the filing date of the Original Form 10-Q or modify or update in any way disclosures in the Original Form 10-Q.

UFP Technologies, Inc.

Index

PART I:          FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$9,937	$11,117
Receivables, net	61,477	39,384
Inventories	53,821	33,436
Prepaid expenses and other current assets	2,421	3,383
Refundable income taxes	2,590	-
Total current assets	130,246	87,320
Property, plant and equipment	107,809	126,837
Less accumulated depreciation and amortization	(51,463)	(70,268)
Net property, plant and equipment	56,346	56,569
Goodwill	112,657	107,905
Intangible assets, net	69,041	67,585
Non-qualified deferred compensation plan	3,882	4,327
Finance lease right of use assets	226	271
Operating lease right of use assets	12,114	9,053
Other assets	3,807	1,102
Total assets	$388,319	$334,132

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,899	$10,611
Accrued expenses	26,019	12,700
Deferred revenue	4,173	4,247
Finance lease liabilities	59	58
Operating lease liabilities	2,250	2,181
Income taxes payable	-	909
Current installments of long-term debt	4,000	4,000
Total current liabilities	57,400	34,706
Long-term debt, excluding current installments	67,000	71,000
Deferred income taxes	4,127	3,263
Non-qualified deferred compensation plan	3,886	4,337
Finance lease liabilities	171	215
Operating lease liabilities	10,029	6,903
Other liabilities	19,547	19,262
Total liabilities	162,160	139,686
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,608,164 and 7,578,605 shares issued and outstanding, respectively, at September 30, 2022; 7,564,645 and 7,535,086 shares issued and outstanding, respectively, at December 31, 2021	76	75
Additional paid-in capital	35,396	34,151
Retained earnings	194,134	160,807
Accumulated other comprehensive loss	(2,860)	-
Treasury stock at cost: 29,559 shares at September 30, 2022 and December 31, 2021	(587)	(587)
Total stockholders’ equity	226,159	194,446
Total liabilities and stockholders' equity	$388,319	$334,132

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

	Contract Assets
	Nine Months Ended September 30,
	2022	2021
Unbilled receivables - beginning of period	$74	$271
Increases due to revenue recognized, not invoiced to customers	3,065	1,461
Decreases due to customer invoicing	(2,429)	(1,509)
Unbilled receivables - end of period	$710	$223

The following table presents a roll-forward of contract assets activity for the nine-month periods ended September 30, 2022 and 2021 (in thousands):

(4)	Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Cash paid for:
Interest	$1,869	$39
Income taxes, net of refunds	12,315	4,274

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$133	$225

(5)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accounts receivable–trade	$62,218	$39,903
Less allowance for credit losses	(741)	(519)
Receivables, net	$61,477	$39,384

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

UFP TECHNOLOGIES, INC.

Date: November 14, 2022	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: November 14, 2022	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)