Form 10-K
period 2022-12-31
UFP TECHNOLOGIES INC
filed 2023-03-16
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $552,925,326, based on the closing sales price of $79.57 per share of such stock on the NASDAQ Capital Market on June 30, 2022.

As of March 10, 2023, there were 7,610,051 shares of common stock, $0.01 par value per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders.	Part III

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Management and representatives of UFP Technologies, Inc. (the “Company”) also may from time to time make forward-looking statements. These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects; statements about the potential further impact the novel coronavirus ("COVID-19") pandemic may have on the Company’s business, financial condition and results of operations, including with respect to the different markets in which the Company participates, the demand for its products, the well-being and availability of the Company’s employees, the continuing operation of the Company’s locations, delayed payments by the Company’s customers and the potential for reduced or canceled orders, the Company’s efforts to address the pandemic, including regarding the safety of its employees, the maintenance of its facilities and the sufficiency of the Company’s supply chain, inventory, liquidity and capital resources, including increased costs in connection with such efforts, the impact of the pandemic on the businesses of the Company’s suppliers and customers, and the overall impact the pandemic may have on the Company’s financial results in 2023; statements about the Company’s acquisition strategies and opportunities and the Company’s growth potential and strategies for growth; expectations regarding customer demand; expectations regarding the Company’s liquidity and capital resources, including the sufficiency of its cash reserves and the availability of borrowing capacity to fund operations and/or potential future acquisitions; anticipated revenues and the timing of such revenues; expectations about shifting the Company’s book of business to higher-margin, longer-run opportunities; anticipated trends and potential advantages in the different markets in which the Company competes, including the medical, aerospace and defense, automotive, consumer, electronics, and industrial markets, and the Company’s plans to expand in certain of its markets; statements regarding anticipated advantages the Company expects to realize from its investments and capital expenditures; statements regarding anticipated advantages to improvements and alterations at the Company’s existing plants; expectations regarding the Company’s manufacturing capacity, operating efficiencies, and new production equipment; statements about new product offerings and program launches; statements about the Company’s participation and growth in multiple markets; statements about the Company’s business opportunities; and any indication that the Company may be able to sustain or increase its sales, earnings or earnings per share, or its sales, earnings or earnings per share growth rates.

Investors are cautioned that such forward-looking statements involve risks and uncertainties that could adversely affect the Company’s business and prospects, and otherwise cause actual results to differ materially from those anticipated by such forward-looking statements, or otherwise, including without limitation: the ongoing effects of the COVID-19 pandemic and its impact on the markets in which the Company participates, including its impact on the Company’s customers, suppliers and employees, as well as the U.S. and worldwide economies; risks and uncertainties associated with the ongoing effects of the COVID-19 pandemic and its impact on the Company’s business, financial condition and results of operations, including risks relating to decreased, including substantially decreased, demand for the Company’s products; risks relating to the potential closure of any of the Company’s facilities or the unavailability of key personnel or other employees; risks that the Company’s inventory, cash reserves, liquidity or capital resources may be insufficient; risks relating to delayed payments by our customers and the potential for reduced or canceled orders; risks relating to the increased costs associated with the Company’s efforts to respond to the pandemic; risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our financing arrangements, and whether any available financing may be sufficient to address our needs; risks associated with efforts to shift the Company’s book of business to higher-margin, longer-run opportunities; risks associated with the Company’s entry into and growth in certain markets; risks and uncertainties associated with seeking and implementing manufacturing efficiencies and implementing new production equipment; risks and uncertainties associated with growth of the Company’s business and increases to sales, earnings and earnings per share; and risks associated with new product and program launches. Accordingly, actual results may differ materially.

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

ITEM 1.         BUSINESS

The Company is a design, engineering, and custom manufacturer of comprehensive solutions for medical devices, sterile packaging, and other highly engineered custom products. The Company is an important link in the medical device supply chain and a valued outsource partner to many of the top medical device manufacturers in the world. The Company’s single-use and single-patient devices and components are used in a wide range of medical devices and packaging for minimally invasive surgery, infection prevention, wound care, wearables, orthopedic soft goods, and orthopedic implants.

The Company is diversified by also providing highly engineered products and components to customers in the automotive, aerospace and defense, and industrial markets. Typical applications of its products include military uniform and gear components, automotive interior trim, air filtration, and protective cases and inserts.

The Company was incorporated in the State of Delaware in 1993.

The consolidated financial statements of the Company include the accounts and results of operations of UFP Technologies, Inc. and its wholly-owned subsidiaries, Advant Medical Limited, and its wholly-owned subsidiary Munlu Leighis Advant Teoranta, Advant Costa Rica Limitada, Advant Medical Inc. (collectively “Advant Medical”), Dielectrics, Inc. (“Dielectrics”), Moulded Fibre Technology, Inc. (“Molded Fiber”) (partial year; entity was sold in July 2022), Contech Medical, Inc. (“Contech”), DAS Medical Holdings, LLC (“DAS Medical”), and DAS Medical’s wholly-owned subsidiaries, Sterimed, LLC, One Degree Medical Holdings, LLC, DAS Medical Corporation, and its wholly-owned subsidiary DAS Medical International, S.R.L., Simco Industries, Inc., and UFP Realty LLC (“UFP Realty”), and UFP Realty’s wholly-owned subsidiaries, UFP MA, LLC, UFP CO, LLC, UFP FL, LLC, UFP TX, LLC, UFP MI, LLC, and UFP IA, LLC. All significant inter-company balances and transactions have been eliminated in consolidation. FlexShield®, FirmaLite®, Winepacks®, BioShell®, T-Tubes®, Tri-Covers®, Erasables®, Design Nail®, Pro-Sticks®, Cryoshell® Case Fit®, Alloshell®, ControlClean®, Flash Shiner® and Mambo® are our U.S. registered trademarks. Each trademark, trade name, or service mark of any other company appearing in this Report belongs to its respective holder.

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

Market Overview

The applications for the Company’s products are numerous and diverse. The Company sells its products into distinct markets with its primary focus on the medical market:

●

MedTech – The global medical market is large, growing, and varied but the Company targets and operates in specific segments where its design and manufacturing expertise and access to highly specialized materials helps customers differentiate products, improve patient outcomes, and increase their client’s speed to market. The product segments we target and operate in include; infection control, orthopedics, interventional & surgical, surfaces & support, therapeutics, diagnostics, wound care, and biopharma.

●

Automotive – Automotive companies are challenged with creating quieter, safer and more efficient vehicles. The Company partners with OEMs, Tier 1 suppliers, and its own material manufacturers to develop customized solutions to solve automakers’ biggest challenges.

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

●	Consumer & Electronics –For sports and leisure, the Company is an innovator in comfort cushioning for helmets and other protective gear.

●	Industrial – The applications for the Company’s industrial products are highly diverse. Examples include air and liquid filters, thermal & acoustic insulation, seals, and gaskets.

Products

The Company’s custom products are targeted at macro market trends and create specific opportunities in niche segments where the Company’s access to specialty materials, engineering know-how, and processing expertise can be leveraged to create value for its customers. Examples of its custom products targeted to specific markets include:

●

MedTech – Protective drapes for robotic surgery, single patient use surfaces, advanced wound care, infection prevention, disposables for surgical and endoscopic procedures, packaging for orthopedic implants, orthopedic appliances, biopharma drug manufacturing and coils for catheters. In general, the Company’s solutions are all aimed at improving treatment outcomes while reducing risk and cost.

●

Automotive – Molded components designed to make cars lighter (therefore more fuel efficient), quieter, and safer. Applications include acoustic insulation, interior trim, load floors, sunshades, SUV cargo cover handles, driveshaft damping, engine & manifold covers, quarter panels and wheel liners.

●

Aerospace & Defense – With regard to the aerospace market, molded composites for commercial aviation to make planes lighter and safer. With regard to the defense market, molded composites for military gear to improve the safety and comfort of soldiers. Applications include backpack components, knee and elbow pads, eyewear, and helmets.

●

Consumer and Electronic Packaging – 100% recycled protective packaging for business-to-consumer brands primarily focused on electronics, candles, wine, and other high-volume consumer products using the “next day” carrier infrastructure.

●

Specialty Case Solutions – Reusable cases and custom inserts to quickly and safely transport, store, and deploy mission-critical equipment. Applications include military ballistics panels, virtual training systems, drones, communications equipment, and rugged portable computers.

Regulatory Climate and Environmental Considerations

The Company’s medical customers typically require FDA approval for their products and therefore sometimes require their suppliers to manufacture in facilities that are FDA registered and comply with the ISO 13485 quality standard for medical devices. The Company has eleven manufacturing locations that are ISO 13485 certified and eight that are FDA registered. The Company’s automotive customers sometimes require their suppliers to certify their manufacturing locations to the IATF 16949 automotive quality standard. The Company’s Grand Rapids, MI facility meets this requirement. The Company designs products to provide optimum performance with minimum material. In addition, the Company bales and disposes of certain of its urethane foam scrap for use in the carpeting industry. The Company’s Newburyport, MA facility utilizes solar power to provide approximately 11% of its electricity, with plans to increase capacity in the future. The Company is aware of public support for environmentally-responsible packaging and products. Future government action may impose restrictions affecting the industry in which the Company operates. There can be no assurance that any such action will not adversely impact the Company’s products and business.

Marketing and Sales

The Company markets to the target industries it serves by promoting specific solutions, materials, and manufacturing capabilities and services. The Company markets through websites, trade shows and expositions, social media, online advertising, emails, and press releases. Its relationships with key material suppliers are also an important part of its marketing and sales efforts. The Company markets and sells its products in the principally through a direct sales force. The Company’s commercial leaders, in conjunction with Company engineers, collaborate with customers and in-house design and manufacturing experts to develop custom-engineered solutions on a cost-effective basis. For the year ended December 31, 2022, one customer’s sales were approximately 21% of total sales; no other customer’s sales exceeded 10% of total sales. Seasonality is not a major factor in the Company’s sales. See the Company’s consolidated financial statements contained in Part IV, Item 15, of this Report for net sales by market.

Manufacturing

The Company’s manufacturing operations consist primarily of cutting, routing, compression and injection, molding, vacuum-forming, laminating, radio frequency and impulse welding and assembling. For medical custom-molded foam products and thermoplastic welded devices, the Company’s skilled engineering personnel analyze specific customer requirements to design and build prototype products to determine product functionality. Upon customer approval, prototypes are converted to final designs for commercial production runs. Molded cross-linked foam products are produced in a thermoforming process using heat, pressure, and precision metal tooling. Plastics and other materials are sealed using radio frequency and impulse welding. Reticulated polyurethane foam is also used for many high-performance medical products requiring precision fluid or air management. These products are typically fabricated using high speed die-cutting or waterjet cutting. Laminated products for medical, military, and personal comfort and protection are produced through a process whereby the foam medium is heated to the melting point. The heated foam is then typically bonded to a non-foam material through the application of mechanical pressure.

The Company also engineers components for automotive use as interior trim and structural applications. These components are produced using a compression molding process to create highly functional composites consisting of various materials such as polypropylene/fiberglass panels, nonwovens, and fabrics. Highly specialized polypropylene based nonwoven material is used for automotive interior noise reduction and is fabricated using a die cut process. Foam for filtration, acoustical, and thermal insulation products that do not utilize cross-linked foam are fabricated by cutting shapes from blocks of foam, using specialized cutting tools, routers, water jets, and hot wire equipment, and assembling these shapes into the final product using a variety of foam welding or gluing techniques. Products can be used on a stand-alone basis or bonded to another foam product or other material such as a corrugated medium.

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

Patents and Other Proprietary Rights

The Company relies upon trade secrets, patents, and trademarks to protect its technology and proprietary rights. The Company believes the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how, and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and may continue to make efforts to obtain patents, when available, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will be upheld if challenged. The Company has a total of 18 active patents relating to technologies including foam, packaging, tool control technologies, radio frequency welding, automotive superforming processes and certain nail file technologies. The Company also has patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology or will not be challenged or circumvented by others. The expiration dates for the Company’s patents range from 2023 through 2039.

Human Capital Management

As of January 28, 2023, the Company had a total of 2665 full-time employees (compared to 1828 full-time employees as of January 29, 2022) and 303 temporary employees (compared to 187 temporary employees at January 29, 2022). The Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

The Company strives to promote a workplace that is professional, provides opportunity for career growth and treats all workers with dignity and respect. The Company will not tolerate unlawful discrimination and harassment in the workplace; it expressly prohibits any form of unlawful discrimination or harassment based on race, color, religion, sex, sexual orientation, gender identity or expression, national origin, ethnicity, age, physical or mental disability, genetic information, military or veteran status, pregnancy, childbirth or related medical conditions, or any other legally protected status under applicable federal, state, or local law.

The Company’s employees are tasked with upholding our Code of Ethics and Business Conduct, which we view as an important component of our operating strategy. This policy covers the conduct of the Company's employees in their work-related dealings with each other, as well as interactions with our customers, vendors, and other business partners. The Company’s compliance hotline is maintained for the confidential reporting of any suspected policy violations or unethical business conduct.

The Company’s commitment to its employees starts at the top with an executive-level officer – Senior Vice President of Human Resources (“SVP of HR”) – reporting to the CEO, attending all board meetings, and having significant involvement with the board’s compensation committee. This commitment is reflected in our efforts to attract, engage, and retain the best people possible.

Compensation and Benefits

The Company’s compensation and benefits offerings are supported by regular third-party benchmarking surveys. In addition to competitive compensation practices, the Company offers annual stock award bonus programs to reward and retain executives and key employees. Access to company subsidized health, life and disability insurance; a matching 401(k) plan; and paid time off for vacation, illness and personal reasons, are the highlights of the Company’s benefits available to all eligible full-time employees. For those employees struggling with life’s challenges, the Company offers employee assistance programs.

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

The Company’s commitment to its employees has resulted in several national, regional, and local “Best in Class” awards.

Safety

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

Risks Related to our Business

Our business, operating results, and cash flows have been affected and may continue to be adversely affected by the rising rate of inflation.

Inflationary pressures have increased due to general macroeconomic factors as well as the global supply chain disruptions, labor shortages and other impacts of the ongoing effects of the COVID-19 pandemic. We expect those inflationary trends to continue for the foreseeable future. These inflationary pressures have affected our manufacturing costs, operating expenses (including wages) and other expenses. We may not be able to pass these cost increases on to our customers in a timely manner, which could have an impact on our gross margins and profitability. In addition, inflation has resulted in higher interest rates and could otherwise adversely impact the macroeconomic environment, which in turn could adversely impact our customers and their ability or willingness to purchase our products. Our inability to successfully manage the effects of inflation could have a material adverse effect on our business, results of operations and cash flows.

The ongoing conflict between Russia and Ukraine and the related implications could have a material adverse effect on our business and results of operations.

As a result of the ongoing military conflict between Russia and Ukraine, the United States and other countries have imposed significant sanctions on Russia and could impose even wider sanctions. The military conflict and related sanctions could damage or disrupt international commerce and the global economy. We cannot predict the broader or longer-term consequences of the conflict or of the sanctions imposed to date or in the future, which could include embargoes, regional instability, geopolitical shifts, exchange rate fluctuations, financial market disruptions and economic recession. Further, the conflict could exacerbate supply chain challenges, lead to an increase in cyberattacks from Russia, affect the global price and availability of key commodities, reduce our sales and earnings or otherwise have an adverse effect on our business and results of operations.

In addition, the conflict between Russia and Ukraine may have the effect of heightening other risks disclosed in this Form 10-K, any of which could materially and adversely affect our business and results of operations. Such risks include but are not limited to interruptions in the transportation channels for the manufacture and global distribution of our products, heightened inflation, depressed levels of consumer and commercial spending, adverse changes in international trade policies and relations, and the inability to implement and execute our business strategy. We are currently unable to predict the extent, nature or duration of any of these occurrences.

We depend on a small number of customers for a large percentage of our revenues. The loss of any such customer, a reduction in sales to any such customer, or the decline in the financial condition of any such customer could have a material adverse effect on our business, financial condition, and results of operations.

A limited number of customers typically represent a significant percentage of our revenues in any given year. Our top ten customers represented approximately 47%, 34%, and 38% of our total revenues in 2022, 2021, and 2020, respectively. One customer comprised approximately 21% of our total sales for the year ended December 31, 2022; no other customer’s sales exceeded 10% of our total sales for the year ended December 31, 2022. No one customer’s sales exceeded 10% of total sales for the years ended December 31, 2021 and 2020. The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and results of operations. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer. One customer represented approximately 10% of gross accounts receivable for both years ended December 31, 2022 and 2021.

Our business could be harmed if our products contain undetected errors or defects or do not meet applicable specifications.

Based on customer specifications, we are continuously developing new products and improving existing products. Our existing and newly introduced products can contain undetected errors or defects. In addition, these products may not meet their performance specifications under all conditions or for all applications. If, despite internal testing and testing by customers, any of our products contain errors or defects or fail to meet applicable specifications, then we may be required to enhance or improve those products or technologies. We may not be able to do so on a timely basis, if at all, and may only be able to do so at considerable expense. If a particular error or defect is repeated throughout our production process, the cost of repairing such defect may be highly disproportionate to the original cost of the product or component. In addition, any significant errors, defects, or other performance failures could render our existing and/or future products unreliable or ineffective and could lead to decreased confidence in our products, adverse customer reaction, negative publicity, mandatory or voluntary recalls, or legal claims, the occurrence of any of which could have a material adverse effect upon our business, financial condition, and results of operations.

Further, if our products are defectively designed, manufactured, or labeled, contain defective components or are misused, we may become subject to costly litigation by our customers. Product liability claims could divert management's attention from our core business, be expensive to defend and result in sizable damage awards against us.

New technologies could result in the development of new products by our competitors and a decrease in demand for our products, which could materially adversely affect our business, financial condition and results of operations.

Our failure to develop new technologies, or anticipate or react to changes in existing technologies, could result in a decrease in our sales and a loss of market share to our competitors. Our financial performance depends on our ability to design, develop, and manufacture new products and product enhancements on a timely and cost-effective basis. We may not be able to successfully identify new product opportunities or develop and bring new products to market in a timely and cost-effective manner.

Products or technologies developed by other companies may render our products or technologies obsolete or noncompetitive. Our failure to identify or capitalize on any fundamental shifts in technologies, relative to our competitors, could have a material adverse effect on our competitive position within our industry and harm our relationships with our customers.

If we fail to comply with specific provisions in our customer contracts or Food and Drug Administration (FDA) regulations, our business could be materially adversely affected.

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

Our business strategy includes the potential acquisition of businesses and other business combinations that we expect will complement and expand our business. In addition, we may also pursue other strategic relationships or opportunities. We may not be able to success‐fully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combina‐tion, or other transaction on acceptable terms. Our identification of suitable acquisition candidates and strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks, and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. Our failure to identify suitable acquisition or other strategic opportunities may restrict our ability to grow our business. If we are successful in pursuing future acquisitions or strategic opportunities, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisi‐tions or that we will realize any anticipated benefits from acquisitions or other strategic opportunities that we complete. When and if we successfully acquire another business, the process of successfully integrating the acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial re‐sources that would otherwise be available for the ongoing development or expansion of our existing business. Decreases in customer loyalty or product orders, failure to retain and develop the acquired workforce, failure to integrate financial reporting systems, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of an acquisition. The integration of an acquired business whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. These transactions are inherently risky, and there can be no assurance that any past or future transaction will be successful.

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

We face intense competition in all markets and in each area of our business, in some cases from our own customers bringing programs in-house. Our primary competition for our products is from smaller, independent, regional manufacturing companies. Our current competitors may increase their participation in, or new competitors may enter into, the markets in which we compete. In addition, our suppliers may acquire or develop the capability and desire to compete with us. If our suppliers choose to expand their own operations, through acquisitions or otherwise, and begin manufacturing and selling products directly to our customers, it could reduce our pricing or sales volume and overall profitability. If we are unable to compete successfully with new or existing competitors, it could have a material adverse effect on our business, financial condition, and results of operations.

Further, technological innovation by any of our existing competitors, or new competitors entering any of the markets in which we do business, could put us at a competitive disadvantage and could cause us to lose market share. Increased competition for the sales of our products could result in price reductions, reduced margins, and loss of market share, which could materially adversely affect our prospects, business, financial condition and results of operations.

The cost of the raw materials we use to manufacture our products, particularly petroleum and petroleum-based raw materials, are subject to escalation and could increase, which may materially adversely affect our business, financial condition, and results of operations.

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

Changes in domestic and global economic conditions, supply chain disruptions, labor shortages, the lingering effects of the COVID-19 pandemic, have led to higher inflation, which, in turn, has led to, and will likely continue to, increase the costs of the raw material we purchase. “Risk Factors — Risks Related to our Business — Our business, operating results, and cash flows have been affected and may continue to be adversely affected by the rising rate of inflation.”

Further, the global economy has been, and may continue to be, negatively impacted by the ongoing conflict resulting from Russia’s invasion of Ukraine in 2022. The negative impacts arising from the conflict and sanctions and export restrictions imposed by various countries, including those imposed by Russia, may include reduced consumer demand, supply chain disruptions, increased cybersecurity risks, and increased costs for transportation, energy, and raw materials. Although our operations do not take place in Russia or Ukraine further escalation of geopolitical tensions could have a broader impact that expands into other markets where we do business, which may adversely affect our business, financial condition and results of operations. Please see “Risk Factors — Risks Related to our Business — The ongoing conflict between Russia and Ukraine and the related implications could have a material adverse effect on our business and results of operations.”

Security breaches, including cybersecurity incidents and other disruptions could compromise our information, expose us to liability and harm our reputation and business.

In the ordinary course of our business we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission, and storage of confidential information. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal or confidential business information. In addition, an employee, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Despite the security measures we have in place and any additional measures we may implement in the future to safeguard our systems and to mitigate potential security risks, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches. Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, loss of our customers’ willingness to transact business with us, and subject us to additional costs and liabilities which could materially adversely affect our business.

We may be unable to protect our proprietary technology from infringement.

We rely on a combination of patents, trademarks, and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights. We enter into confidentiality agreements with suppliers, customers, employees, consultants, and potential acquisition candidates as necessary to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or otherwise infringe on our intellectual property rights. We cannot assure that our competitors will not independently develop equivalent or superior know-how, trade secrets or production methods. Significant impairment of our intellectual property rights could harm our business or our ability to compete. For example, if we are unable to maintain the proprietary nature of our technologies, our profit margins could be reduced as competitors could more easily imitate our products, possibly resulting in lower prices or lost sales for certain products. In such a case, our business, financial condition, and results of operations may be materially adversely affected.

Fluctuations in the supply of components and raw materials we use in manufacturing our products could cause production delays or reductions in the number of products we manufacture, which could materially adversely affect our business, financial condition, and results of operations.

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

In addition, we are dependent on a relatively small number of suppliers for cross-linked foam, thermoformed plastic urethane and technical polyurethane foams. While we believe that we have developed strong relationships with these suppliers, any failure or delay by such suppliers in supplying us these necessary products could adversely affect our ability to manufacture and deliver products on a timely and competitive basis.

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

In the event of an adverse determination in an intellectual property suit or proceeding, or our failure to license essential technology, our sales could be harmed, and our costs could increase, which could materially adversely affect our business, financial condition, and results of operations.

Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs.

We use electricity and natural gas at our manufacturing facilities to operate our equipment. Over the past several years, prices for electricity and natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power, or between foreign powers, or a natural disaster, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally as well as an increase in the cost of our raw materials, of which many are petroleum-based. In addition, increased energy costs negatively impact our freight costs due to higher fuel prices. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a material adverse effect upon our business, financial condition, and results of operations.

Expansion of our operations into markets outside of the U.S. subjects us to political, economic, legal, operational, and other risks that could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.

We have recently added manufacturing facilities in the Dominican Republic, Ireland, Costa Rica, and Mexico. We may continue to expand our operations by offering our services and entering new lines of business in other markets outside of the U.S. This expansion increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:

●	Changes in the local economic environment including, among other things, labor cost increases and other general inflationary pressures;
●	Political instability, armed conflicts, or terrorism;
●	Public health crises, such as pandemics or epidemics, including the Covid-19 pandemic;
●	Social changes;
●	Intellectual property legal protections and remedies;
●	Trade regulations;
●	Procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;
●	Foreign currency;
●	Additional U.S. and foreign taxes;
●	Export controls;
●	Antitrust and competition laws and regulations;
●	Lack of reliable legal systems which may affect our ability to enforce contractual rights;
●	Changes in local laws or regulations, or interpretation or enforcement thereof;
●	Potentially longer ramp-up times for starting up new operations, and for payment and collection cycles;
●	Financial, operational and information technology systems integration;
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

These risks could have a material adverse effect on our business, results of operations, financial condition, and cash flows, and could materially harm our reputation.

Risks Related to our Share Ownership and our Capital Structure

Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.

In December 2021, we entered into a secured $130 million Second Amended and Restated Credit Agreement with Bank of America, N.A., which provided for a $90 million revolving credit facility and a $40 million term loan facility. This Credit Agreement contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, dispose of certain property, and make restricted payments. The Credit Agreement also requires us to meet certain financial ratios, including a minimum fixed-charge coverage ratio and a maximum total funded debt to EBITDA ratio. The breach of any of these covenants or restrictions could result in a default under the Credit Agreement, which could have a material adverse impact to our business, financial condition, and results of operation.

We are also exposed to the risk of increasing interest rates as our revolving credit and term loan facilities are both at a variable interest rate. Any material changes in interest rates could result in higher interest expense and related payments for us.

Provisions of our corporate charter documents and Delaware law, may dissuade potential acquirers, prevent the replacement or removal of our current management, and may thereby affect the price of our common stock.

The board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible financings, acquisitions, and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present plans to issue shares of preferred stock.

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

Our operations are subject to the risk of disruption by hurricanes, severe storms, floods and other forms of severe weather, earthquakes and other natural disasters, accidents, fire, power shortages, geopolitical unrest, war and other military action, terrorist attacks and other hostile acts, public health issues, epidemics or pandemics, and other events, such as raw material or supply scarcity, that are beyond our control and the control of the third parties on which we depend. Any of these catastrophic events, whether in the United States or abroad, may have a strong negative impact on the global economy, our employees, facilities, suppliers, or customers, and could decrease demand for our products or our customers’ products, create delays and inefficiencies in our supply chain and make it difficult or impossible for us to deliver products to our customers in a timely manner. If there is a natural disaster or other serious disruption at any of our facilities, we may experience plant shutdowns or periods of reduced production as a result of equipment failures, loss of power, delays in delivery of raw materials or supplies, personnel absences, or extensive damage to any of our facilities, any of which could materially adversely affect our business, financial condition, or results of operations. In addition, our insurance coverage may not adequately compensate us for losses incurred as a direct or indirect result of natural or other disasters.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.         PROPERTIES

The following table presents certain information relating to each of the Company’s design and manufacturing properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Newburyport, Massachusetts	183,000	Company Owned	Headquarters, fabrication, molding, tooling, test lab, clean room, warehousing, and engineering
Huntsville, Alabama	9,000	6/30/2031	Engineering, design, and fabrication
Grand Rapids, Michigan	255,260	Company Owned	Fabrication, molding, warehousing, and engineering
Rancho Dominguez, California	56,000	10/31/2027	Fabrication, molding and engineering
Denver, Colorado	18,270	Company Owned	Fabrication and molding
Denver, Colorado	28,383	Company Owned	Fabrication, molding and engineering
Kissimmee, Florida	49,400	Company Owned	Fabrication, molding, test lab and engineering
El Paso, Texas	127,730	Company Owned	Warehousing, fabrication, and molded fiber operations
Chicopee, Massachusetts	103,792	Company Owned	Fabrication, molding, clean room, warehousing, and engineering
Providence, Rhode Island	79,535	9/30/2026	Fabrication, molding, clean room, and warehousing
Dominican Republic	16,557	12/31/2024	Fabrication, molding, clean room, and warehousing
Dominican Republic	12,630	8/31/2023	Fabrication, molding, clean room, and warehousing
Dominican Republic	51,970	8/31/2025	Fabrication, molding, clean room, and warehousing
Tijuana, Mexico	83,256	2/29/2032	Fabrication, molding, and warehousing
Kennesaw, Georgia	11,017	12/31/2027	Warehousing
Galway, Ireland	35,069	Company Owned	Fabrication, molding, clean room, and warehousing
Galway, Ireland	11,500	Monthly Rental	Fabrication, molding, clean room, and warehousing
La Aurora, Heredia, Costa Rica	13,000	4/30/2028	Fabrication, molding, clean room, and warehousing

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

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “UFPT”. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2021 to December 31, 2022:

Year Ended December 31, 2021	High	Low
First Quarter	$55.52	$44.02
Second Quarter	59.68	49.02
Third Quarter	71.17	56.11
Fourth Quarter	75.34	59.00

Year Ended December 31, 2022	High	Low
First Quarter	$76.01	$56.10
Second Quarter	87.83	65.00
Third Quarter	100.64	74.00
Fourth Quarter	126.78	85.04

Number of Stockholders

As of March 10, 2023, there were 79 holders of record of the Company’s common stock.

Since many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2022 or 2021. The Company presently intends to retain all its earnings to provide funds for the operation of its business and strategic acquisitions, although it would consider paying cash dividends in the future. Any decision to pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, strategic plans, capital requirements, financial condition, provisions of the Company’s borrowing arrangements, applicable law and other factors the Company’s board of directors considers relevant.

Issuer Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. There was no share repur‐chase activity for the years ended December 31, 2022, 2021, and 2020. During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587 thousand. At December 31, 2022, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6.         [Reserved]

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a design, engineering, and custom manufacturer of comprehensive solutions for medical devices, sterile packaging, and other highly engineered custom products. The Company is an important link in the medical device supply chain and a valued outsource partner to many of the top medical device manufacturers in the world. The Company’s single-use and single-patient devices and components are used in a wide range of medical devices and packaging for minimally invasive surgery, infection prevention, wound care, wearables, orthopedic soft goods, and orthopedic implants.

The Company is diversified by also providing highly engineered products and components to customers in the automotive, aerospace and defense, and industrial markets. Typical applications of its products include military uniform and gear components, automotive interior trim, air filtration, and protective cases and inserts.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Net sales for the Company for the year ended December 31, 2022 increased 71.5% to $353.8 million from $206.3 million for the year ended December 31, 2021 due to the Company’s acquisitions of Contech Medical, DAS Medical, and Advant Medical, and an organic sales increase of approximately 18.6%. Gross margin increased to 25.5% for the year ended December 31, 2022, from 24.8% in 2021. Operating income and net income for the year ended December 31, 2022 increased by 161.1% and 163.1%, respectively. These results were achieved despite challenges that plagued the Company during much of 2022, including raw material and labor shortages, and significant inflationary cost increases on raw materials, labor, overhead costs and interest on the Company’s credit facility.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s Consolidated Statements of Income:

	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	74.5%	75.2%	75.1%
Gross profit	25.5%	24.8%	24.9%
Selling, general, and administrative expenses	12.9%	14.3%	15.3%
Acquisition costs	0.3%	0.2%	0.0%
Change in fair value of contingent consideration	2.8%	0.0%	0.0%
Gain on sale of Molded Fiber business	-4.4%	0.0%	0.0%
(Gain) Loss on sale of fixed assets	-1.8%	0.0%	0.3%
Operating income	15.7%	10.3%	9.3%
Interest expense, net	0.8%	0.0%	0.0%
Total other expense	0.0%	0.0%	0.2%
Income before taxes	14.9%	10.3%	9.1%
Income tax expense	3.1%	2.6%	1.6%
Net income from consolidated operations	11.8%	7.7%	7.5%

2022 Compared to 2021

Sales

Net sales increased 71.5% to $353.8 million for the year ended December 31, 2022, from net sales of $206.3 million in 2021. The increase in sales was primarily due to increases in sales to customers in the Medical market of 116.0%. The increases in sales in the Medical market were primarily due to increased sales from the Company’s recently acquired companies of $121.9 million, as well as an organic sales increase of 24.0% due to increased medical procedures, restoring of inventory levels by our customer, and price increases implemented in response to incremental input costs. Sales to customers in all other markets decreased 8.4%, largely due to the Company’s disposition of its Molded Fiber business in July 2022.

Gross Profit

Gross profit as a percentage of sales (“Gross Margin”) increased to 25.5% for the year ended December 31, 2022, from 24.8% in 2021. As a percentage of sales, material and labor costs collectively increased 5.5%, while overhead decreased 6.3%. The increase in gross margin is primarily due to the leverage of organic sales growth over the fixed portion of overhead, partially offset by inflationary cost increases in both raw materials and labor.

Selling, General and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) increased approximately 55.3% to $45.8 million for the year ended December 31, 2022, from $29.5 million in 2021. The increase in SG&A was primarily due to the additional SG&A from recent acquisitions and increased employee compensation and benefits, offset by reduced SG&A as a result of the sale of the Molded Fiber business. As a percentage of sales, SG&A decreased to 12.9%, from 14.3% in 2021. The decrease in SG&A as a percentage of sales was primarily due to increased organic sales measured against relatively fixed SG&A.

Acquisition costs

The Company incurred approximately $1.0 million in costs associated with acquisition related activities which were charged to expense for the year ended December 31, 2022. These costs were primarily for legal services, valuation services and stamp duty filings and are reflected on the face of the income statement.

Change in fair value of contingent consideration

In connection with the acquisitions discussed in Note 2, “Acquisitions,” the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The potential contingent consideration payments for both the DAS Medical and Contech Medical acquisitions combined are $25 million. The fair value of the liabilities for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $9.7 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation were managements financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liabilities for the contingent consideration payments recognized at December 31, 2022 totaled approximately $14.6 million. The change in fair value of contingent consideration for the DAS Medical and Contech Medical acquisitions for the year ended December 31, 2022, resulted in an expense of approximately $9.8 million, and was included in change in fair value of contingent consideration in the consolidated statements of income. The Company paid $5 million during the fourth quarter of 2022 to fulfill the contingent consideration for the Contech Medical acquisition.

Gain on sale of Molded Fiber business

On July 26, 2022, pursuant to a share purchase agreement and related agreements, the Company sold Molded Fiber Technology, Inc. (“MFT”) and related real estate in Iowa to CKF USA INCORPORATED (“CKF”) (a Delaware Corporation) for approximately $31.5 million (after giving effect to a working capital adjustment of approximately $0.1 million that decreased the total consideration). The net book value of the assets sold were approximately $15.4 million and the Company recorded a net gain on sale of approximately $15.7 million, which was recorded in the year ended December 31, 2022. This net gain included $2.6 million of the purchase price which is being held in escrow until January 26, 2024, to indemnify CKF against certain claims, losses, and liabilities. The Securities Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type. MFT’s annual revenue was approximately $21.3 million for the year ended December 31, 2021. Proceeds from the sale were used to pay down debt on the Company’s revolving credit facility, as well as income tax obligations on the related gain.

Gain on disposal of property, plant and equipment

For the year ended December 31, 2022, the Company recorded a gain on the sale of fixed assets of approximately $6.2 million. This was primarily the result of the sale of the Company’s Georgetown, Massachusetts manufacturing facility. The operations previously housed in this location have been fully absorbed by the nearby Newburyport manufacturing facility. The gain on the Georgetown manufacturing facility was determined by a sales price of approximately $6.7 million measured against a net book value of approximately $0.5 million and selling expenses of approximately $0.1 million.

Interest expense, net

The Company had net interest expense of approximately $2.8 million and $39 thousand for the years ended December 31, 2022 and 2021, respectively. The increase in net interest expense for the year ended December 31, 2022 was primarily due to interest paid on funds drawn on the Company’s credit facility used to finance recent acquisitions.

Other Income

Other income was approximately $81 thousand and approximately $26 thousand for years ended December 31, 2022 and 2021, respectively. The increase in other income was primarily generated by foreign currency transaction gains and changes in the fair value of the swap liability, which is driven by anticipated future interest rate changes, offset by net cash settlement amounts related to the swap.

Income Taxes

The Company recorded income tax expense, as a percentage of income before income tax expense, of 20.7% for the year ended December 31, 2022 compared to 25.1% for the same period in 2021. The decrease in the effective tax rate for the current year as compared to the prior year was largely due to lower statutory rates on foreign taxable income in 2022. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense.

2021 Compared to 2020

Sales

Net sales increased 15.0% to $206.3 million for the year ended December 31, 2021, from net sales of $179.4 million in 2020. The increase in sales was primarily due to increases in sales to customers in the Medical, Consumer, Electronics, Industrial, Automotive and Aerospace & Defense markets of 10.2%, 42.2%, 28.3%, 13.6%, 6.8% and 25.7% respectively. The increase in sales to the Medical market was partially attributable to sales from the two fourth quarter acquisitions, Contech Medical and DAS Medical, of $4.5 million and $1.4 million, respectively. Organically, sales to the medical market grew 5.3% in 2021.

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

Selling, General and Administrative Expenses

SG&A increased approximately 7.2% to $29.5 million for the year ended December 31, 2021, from $27.5 million in 2020. As a percentage of sales, SG&A decreased to 14.3%, from 15.3% in 2020. The decrease in SG&A as a percentage of sales was primarily due to relatively fixed SG&A expenses measure against increased sales. The increase in SG&A was primarily due to increased compensation programs and travel and entertainment as well as additional SG&A from the fourth quarter acquisitions of Contech and DAS.

Acquisition costs

The Company incurred approximately $430 thousand in costs associated with acquisition related activities which were charged to expense for the year ended December 31, 2021. These costs were primarily for legal and valuation services and are reflected on the face of the income statement.

Interest expense, net

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

Cash Flows

Net cash provided by operations for the year ended December 31, 2022 was approximately $17.7 million and was primarily a result of net income generated of approximately $41.8 million, depreciation and amortization of approximately $11.9 million, share-based compensation of approximately $3.2 million, a change in the fair value of contingent consideration of approximately $9.8 million, an increase in income taxes payable of approximately $1.0 million, an increase in accounts payable of approximately $9.1 million due to the building of inventory to meet demand and the timing of vendor payments in the ordinary course of business, an increase in accrued expenses of approximately $10.4 million primarily due to increased compensation related liabilities, customer rebates and the current portion of non-compete payments, and an increase in deferred revenue of approximately $1.0 million primarily due to increased customer deposits on tooling and machinery.

These cash inflows and adjustments to income were offset by a gain on disposal of property, plant and equipment of approximately $6.2 million, a gain on the sale of the Molded Fiber business of approximately $15.7 million, a decrease in deferred taxes of approximately $4.7 million, an increase in accounts receivable of approximately $16.8 million due to higher sales in the last two months of the fourth quarter of 2022 as compared to the same period in the fourth quarter of 2021 and the addition of Advant Medical receivables following the Company’s acquisition of Advant, an increase in inventory of approximately $19.6 million due to inventory build for upcoming demand, restocking to historical levels and the addition of Advant Medical inventory, an increase in prepaid expenses of approximately $0.7 million, an increase in other assets of approximately $3.5 million due to increased right of use lease assets and a decrease in other long-term liabilities of approximately $3.3 million due primarily to the payment and current reclassification of contingent consideration.

Net cash provided by investing activities during the year ended December 31, 2022 was approximately $1.3 million and was primarily the result of the sale of Molded Fiber and the sale of the Georgetown manufacturing facility, offset by the acquisition of Advant Medical, as well as additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash used for financing activities was approximately $25.9 million during the year ended December 31, 2022 and was primarily the result of payments on the revolving line of credit of approximately $60 million, principal payments of long-term debt of approximately $4 million, payment of contingent consideration of approximately $4.5 million, and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $1.7 million. These payments were partially offset by borrowings under our credit facility to fund acquisitions of approximately $44 million.

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

The credit facilities under the Second Amended and Restated Credit Agreement consist of a $40 million secured term loan to the Company and a secured revolving credit facility, under which the Company may borrow up to $90 million. The Second Amended and Restated Credit Agreement matures on December 21, 2026. The secured term loan requires quarterly principal payments of $1 million that commenced on March 31, 2022. The proceeds of the Second Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of DAS Medical, as well as certain other permitted acquisitions. The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

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

At December 31, 2022, the Company had approximately $55 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant Medical acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At December 31, 2022, the applicable interest rate was approximately 5.2% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

December 31,
2022
Revolving credit facility	$19,000
Term loan	36,000
Total long-term debt	55,000
Current portion	(4,000)
Long-term debt, excluding current portion	$51,000

Future maturities of long-term debt at December 31, 2022 are as follows (in thousands):

Year ended December 31,	Term Loan	Revolving credit facility	Total
2023	$4,000	$-	$4,000
2024	4,000	-	4,000
2025	4,000	-	4,000
2026	24,000	19,000	43,000
	$36,000	$19,000	$55,000

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

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations exposed the Company to variability in interest payments due to changes in interest rates. The Company believed that it was prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the first Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modified the Company’s interest rate exposure by converting the previous term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was approximately $5.7 million at December 31, 2022. The fair value of the swap as of December 31, 2022 and 2021 was zero and approximately $(176) thousand, respectively, and is included in other liabilities. Changes in the fair value and net cash settlement amounts related to the swap are recorded in other income of approximately $176 thousand and approximately $24 thousand during the years ended December 31, 2022 and 2021, respectively.

As the Company has paid the remaining balance of the term loan that was associated with the swap in its entirety, there is no longer underlying debt to hedge against with the swap. The changes in the fair value of the swap will continue to be accounted for as a financial instrument until its maturity, on February 1, 2023.

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its Second Amended and Restated Credit Agreement. The Company generated cash of approximately $17.7 million in operations during the year ended December 31, 2022; however, the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and the availability of draws on the revolving credit facility under the Second Amended and Restated Credit Agreement. Further, the continued economic uncertainty resulting from the Ukraine war, inflation or other factors beyond the control of the Company could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

Throughout fiscal 2023, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants. The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business. The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

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

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out cost flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. There were no share repurchases during the years ended December 31, 2022, 2021, and 2020. At December 31, 2022, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

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

Goodwill

In testing Goodwill for impairment, the Company uses several methods including the discounted cash flows method (“DCF”) under the income approach to determine the fair value of the reporting unit for purposes of testing the reporting unit’s carrying value of goodwill for impairment. The key assumptions used in our approach included:

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

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2022, the Company’s cash and cash equivalents consisted primarily of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. Interest under the Company’s credit facility with Bank of America, N.A. calls for interest of BSBY plus a margin that ranges from 1.25% to 2.00% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. Therefore, future operations could be affected by interest rate changes. As of December 31, 2022, the applicable interest rate was approximately 5.2%.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of the company are listed under Part IV, Item 15, in this Report.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”, excluding control procedures at Advant Medical (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company closed the acquisition of Advant Medical on March 16, 2022. Advant Medical’s total assets and revenues constituted approximately 6.5% and 5.6%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the year ended December 31, 2022. As the acquisition occurred during fiscal 2022, the Company excluded Advant Medical’s internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope in the year of acquisition if specified conditions are satisfied.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Except as described above relating to the acquisition of Advant Medical, based on the assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

Except as described above, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

On March 14, 2023, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved certain amendments to the Company’s 2003 Incentive Plan, as amended and restated (the “2003 Incentive Plan”). The amendments, among other things: (i) clarify that the Compensation Committee or the Board may delegate limited authority to the Chief Executive Officer of the Company or one or more other officers of the Company (each, a “Designated Officer”) to assist the Compensation Committee administer and operate the 2003 Incentive Plan and to grant equity-based awards to persons other than a Designated Officer or  any person who is an officer (as defined in Rule 16a-1(f)) of the Exchange Act); (ii) increase the aggregate maximum of Cash Performance Awards (as defined in the 2003 Incentive Plan) that may be paid to any individual pursuant to the 2003 Incentive Plan; (iii) provide for additional flexibility in the grant of equity-based awards to employees who are foreign nationals or employed outside of the United States; and (iv) make other conforming and correcting changes thereto.

The foregoing summary of the 2003 Incentive Plan does not purport to be complete and is qualified in its entirety by reference to the complete text of the 2003 Incentive Plan, a copy of which is filed as Exhibit 10.33 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

3.05

Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 14, 2022 (SEC File No. 001-12648)).

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

10.03	Employment Agreement with R. Jeffrey Bailly dated October 8, 2007 (incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2007 (SEC File No. 001-12648)). #

Number	Description of Exhibit

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

10.08	Form of 2019 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2019 (SEC File No. 001-12648)). #

10.09	Form of 2019 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 25, 2019 (SEC File No. 001-12648)). #

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

10.27

Form of 2023 CEO Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023 (SEC File No. 001-12648)). #

10.28

Form of 2023 CEO Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023 (SEC File No. 001-12648)). #

10.29	Form of 2023 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023 (SEC File No. 001-12648)). #

10.30	Form of 2023 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023 (SEC File No. 001-12648)). #

10.31	Form of 2023 Stock Unit Award Agreement (Ireland). #*

10.32	Form of 2023 Stock Unit Award Agreement (Dominican Republic). #*

10.33	Amended and Restated 2003 Incentive Plan. #*

21.01	Subsidiaries of the Company. *

Number	Description of Exhibit

23.01	Consent of Grant Thornton LLP. *

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)).

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

UFP TECHNOLOGIES, INC.

Date:	March 16, 2023	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 16, 2023
R. Jeffrey Bailly	President, and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Senior Vice President,	March 16, 2023
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Daniel C. Croteau	Director	March 16, 2023
Daniel C. Croteau

/s/ Cynthia Feldmann	Director	March 16, 2023
Cynthia Feldmann

/s/ Marc Kozin	Director	March 16, 2023
Marc Kozin

/s/ Thomas Oberdorf	Director	March 16, 2023
Thomas Oberdorf

/s/ Joseph John Hassett	Director	March 16, 2023
Joseph John Hassett

/s/ Symeria Hudson	Director	March 16, 2023
Symeria Hudson

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2022 and 2021

And for the Years Ended December 31, 2022, 2021 and 2020

With Reports of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UFP Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2023 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of acquired intangible assets

As described further in Note 2 to the financial statements, the Company completed the acquisition of Advant Medical on March 16, 2022 for total consideration of €19 million in cash (approximately $21.2 million). The identified intangible assets acquired include customer contracts and relationships of $2.9 million and intellectual property of $2.1 million. We identified valuation of the intangible assets acquired for the Advant Medical acquisition as a critical audit matter.

The principal considerations for our determination that valuation of the intangible assets acquired for the Advant Medical acquisition is a critical audit matter are that the determination of the fair values of such assets required management to make significant estimates and assumptions related to forecasted revenues and operating margins as well as the discount rates used. These estimates and assumptions required a high degree of auditor judgement and effort, in the selection and application of audit procedures.

Our audit procedures related to the valuation of the intangible assets acquired and contingent consideration liabilities for the Advant Medical acquisition included the following, among others:

●

We tested the design and operating effectiveness of controls relating to the determination of fair values of the intangible assets, including controls over the development of assumptions related to revenue growth rates, operating margins and discount rates.

●	We evaluated the valuation methodologies and discount rates utilized by management with the assistance of our valuation professionals with specialized skill and knowledge.

●	We tested the forecasted revenues and operating margins by assessing the reasonableness of management’s forecasts compared to historical results and forecasted market and industry trends.

Valuation of contingent consideration liability

As described further in Notes 16 and 18 to the financial statements, in connection with the DAS Medical acquisition in 2021, the Company incurred liabilities for certain contingent consideration related to the valuation of earn-out payments based upon the performance of DAS Medical. This liability is recognized at fair value and re-measured every reporting period. We identified valuation of the DAS Medical contingent consideration liability as a critical audit matter.

The principal considerations for our determination that valuation of DAS Medical contingent consideration liability is a critical audit matter are that the determination of the fair values of such a liability required management to make significant estimates and assumptions related to forecasted revenues and operating margins as well as the discount rates used. These estimates and assumptions required a high degree of auditor judgement and effort, in the selection and application of audit procedures.

Our audit procedures related to the valuation of the DAS Medical contingent consideration liability included the following, among others:

●

We tested the design and operating effectiveness of controls relating to the determination of the fair value of the contingent liability, including controls over the development of assumptions related to revenue growth rates, operating margins and discount rates.

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

March 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UFP Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 16, 2023 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Advant Medical, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 7 and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, Advant Medical was acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Advant Medical.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 16, 2023

UFP TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
Assets	2022	2021
Current assets:
Cash and cash equivalents	$4,451	$11,117
Receivables, net	55,117	39,384
Inventories	53,536	33,436
Prepaid expenses	3,242	3,383
Total current assets	116,346	87,320
Property, plant and equipment, net	58,072	56,569
Goodwill	113,028	107,905
Intangible assets, net	68,361	67,585
Non-qualified deferred compensation plan	4,148	4,327
Right of use assets	13,153	9,324
Deferred income taxes	1,448	-
Other assets	3,636	1,102
Total assets	$378,192	$334,132
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,961	$10,611
Accrued expenses	23,122	16,777
Deferred revenue	4,679	4,247
Lease liabilities	2,517	2,239
Income taxes payable	1,682	909
Current installments, net of long-term debt	4,000	4,000
Total current liabilities	55,961	38,783
Long-term debt, excluding current installments	51,000	71,000
Deferred income taxes	448	3,263
Non-qualified deferred compensation plan	4,167	4,337
Lease liabilities	10,851	7,118
Other liabilities	18,220	15,185
Total liabilities	140,647	139,686
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,611,244 and 7,581,685 shares issued and outstanding, respectively at December 31, 2022; and 7,564,645 and 7,535,086 shares issued and outstanding, respectively, at December 31, 2021	76	75
Additional paid-in capital	36,070	34,151
Retained earnings	202,596	160,807
Accumulated other comprehensive loss	(610)	-
Treasury stock at cost, 29,559 shares at December 31, 2022 and 2021	(587)	(587)
Total stockholders' equity	237,545	194,446
Total liabilities and stockholders' equity	$378,192	$334,132

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020

Net sales	$353,792	$206,320	$179,373
Cost of sales	263,532	155,206	134,689
Gross profit	90,260	51,114	44,684
Selling, general, and administrative expenses	45,796	29,480	27,493
Acquisition costs	1,027	430	-
Change in fair value of contingent consideration	9,837	-	-
Gain on sale of Molded Fiber business	(15,651)	-	-
(Gain) loss on disposal of property, plant and equipment	(6,149)	(14)	459
Operating income	55,400	21,218	16,732
Interest expense, net	2,763	39	83
Other (income) expense	(81)	(26)	366
Income before income tax provision	52,718	21,205	16,283
Income tax expense	10,929	5,319	2,914
Net income	$41,789	$15,886	$13,369
Net income per common share outstanding:
Basic	$5.52	$2.11	$1.79
Diluted	$5.45	$2.09	$1.77
Weighted average common shares outstanding:
Basic	7,564	7,524	7,484
Diluted	7,663	7,615	7,568

Comprehensive Income
Net Income	$41,789	$15,886	$13,369
Other comprehensive income:
Foreign currency translation adjustment	(610)	-	-
Other comprehensive loss	(610)	-	-
Comprehensive income	$41,179	$15,886	$13,369

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2022, 2021 and 2020

(In thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity

Balance at December 31, 2019	7,446	$74	$30,952	$131,552	$-	30	$(587)	$161,991

Share-based compensation	43	1	1,806	-	-	-	-	1,807
Exercise of stock options	26	-	474	-	-	-	-	474
Net share settlement of restricted stock units	(15)	-	(748)	-	-	-	-	(748)
Net income	-	-	-	13,369	-	-	-	13,369

Balance at December 31, 2020	7,500	$75	$32,484	$144,921	$-	30	$(587)	$176,893

Share-based compensation	45	-	2,428	-	-	-	-	2,428
Exercise of stock options	7	-	162	-	-	-	-	162
Net share settlement of restricted stock units	(17)	-	(923)	-	-	-	-	(923)
Net income	-	-		15,886	-	-	-	15,886

Balance at December 31, 2021	7,535	$75	$34,151	$160,807	$-	30	$(587)	$194,446

Share-based compensation	53	1	3,207	-	-	-	-	3,208
Exercise of stock options	17	-	390	-	-	-	-	390
Net share settlement of restricted stock units	(23)	-	(1,678)	-	-	-	-	(1,678)
Other comprehensive loss	-	-	-	-	(610)	-	-	(610)
Net income	-	-	-	41,789	-	-	-	41,789

Balance at December 31, 2022	7,582	$76	$36,070	$202,596	$(610)	30	$(587)	$237,545

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income from consolidated operations	$41,789	$15,886	$13,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,886	8,410	8,268
(Gain) loss on sales of property, plant and equipment	(6,149)	(14)	459
Gain on sale of Molded Fiber business	(15,651)	-	-
Share-based compensation	3,208	2,428	1,807
Change in fair value of contingent consideration	9,837	-	-
Deferred income taxes	(4,710)	(1,794)	136
Changes in operating assets and liabilities:
Receivables, net	(16,864)	(7,754)	2,220
Inventories	(19,605)	(4,496)	(366)
Prepaid expenses	(692)	(557)	(256)
Income taxes	953	893	295
Other assets	(3,545)	(681)	(73)
Accounts payable	9,131	102	(681)
Accrued expenses	10,446	1,009	(537)
Deferred revenue	1,008	2,294	(687)
Other liabilities	(3,298)	(1,433)	1,083
Net cash provided by operating activities	17,744	14,293	25,037

Cash flows from investing activities:
Additions to property, plant and equipment	(13,780)	(5,395)	(4,368)
Acquisitions, net of cash acquired	(20,653)	(96,178)	-
Proceeds from sale of Molded Fiber	29,007	-	-
Proceeds from sale of property, plant and equipment	6,717	114	107
Net cash provided by (used in) investing activities	1,291	(101,459)	(4,261)

Cash flows from financing activities:
Proceeds from advances on revolving line of credit	44,000	34,839	5,500
Payments on revolving line of credit	(60,000)	-	(5,500)
Proceeds from the issuance of long-term debt	-	40,000	-
Principal repayment of long-term debt	(4,000)	-	-
Payment of contingent consideration	(4,543)	-	-
Principal payments on finance lease obligations	(63)	(29)	(11)
Proceeds from the exercise of stock options	390	162	474
Payment of statutory withholding for restricted stock units vested	(1,678)	(923)	(748)
Net cash (used in) provided by financing activities	(25,894)	74,049	(285)
Effect of foreign currency exchange rates on cash and cash equivalents	193	-	-
Net change in cash and cash equivalents	(6,666)	(13,117)	20,491
Cash and cash equivalents at beginning of year	11,117	24,234	3,743
Cash and cash equivalents at end of year	$4,451	$11,117	$24,234

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

UFP Technologies, Inc. (“the Company”) is a design, engineering, and custom manufacturer of comprehensive solutions for medical devices, sterile packaging, and other highly engineered custom products. The Company is an important link in the medical device supply chain and a valued outsource partner to many of the top medical device manufacturers in the world. The Company’s single-use and single-patient devices and components are used in a wide range of medical devices and packaging for minimally invasive surgery, infection prevention, wound care, wearables, orthopedic soft goods, and orthopedic implants.

The Company is diversified by also providing highly engineered products and components to customers in the automotive, aerospace and defense, consumer, electronics, and industrial markets. Typical applications of its products include military uniform and gear components, automotive interior trim, athletic padding, air filtration, abrasive nail files, and protective cases and inserts.

(a)    Principles of Consolidation

The consolidated financial statements of the Company include the accounts and results of operations of UFP Technologies, Inc. and its wholly-owned subsidiaries, Advant Medical Limited, and its wholly-owned subsidiary Munlu Leighis Advant Teoranta, Advant Costa Rica Limitada, Advant Medical Inc. (collectively “Advant Medical”), Dielectrics, Inc. (“Dielectrics”), Moulded Fibre Technology, Inc. (partial year; entity was sold in July 2022), Contech Medical, Inc. (“Contech”), DAS Medical Holdings, LLC (“DAS Medical”), and DAS Medical’s wholly-owned subsidiaries, Sterimed, LLC, One Degree Medical Holdings, LLC, DAS Medical Corporation, and its wholly-owned subsidiary DAS Medical International, S.R.L., Simco Industries, Inc., and UFP Realty LLC (“UFP Realty”), and UFP Realty’s wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The Company consists of a single operating and reportable segment. The Company has evaluated all subsequent events through the date of this filing.

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

(e)    Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2022 and 2021, the Company did not have any cash equivalents.

The Company maintains its cash in bank deposit accounts that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts and does not believe it is exposed to any significant custodial credit risk on cash.

(f)     Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectable. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2022.

(g)    Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method.

The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2022.

(h)    Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, if shorter.

Estimated useful lives of property, plant, and equipment are as follows:

Leasehold improvements	Shorter of estimated useful life or remaining lease term
Buildings and improvements (years)	20 -30
Machinery and equipment (years)	7 – 15
Furniture, fixtures, computers & software (years)	3 – 7

Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. No events or changes in circumstances arose during the year ended December 31, 2022 that required management to perform an impairment analysis.

(i)     Goodwill

Goodwill is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level but can be combined when reporting units within the same segment have similar economic characteris‐tics. An impairment loss generally would be recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The Company consists of a single reporting unit. In performing the most recent “step 1” evaluation of goodwill impairment, the Company primarily utilized the guideline public company (“GPC”) method under the market approach and the discounted cash flows method (“DCF”) under the income approach to determine the fair value of the reporting unit for purposes of testing the reporting unit’s carrying value of goodwill for impairment. The GPC method derives a value by generating a multiple of EBITDA through the comparison of the Company to similar publicly traded companies. The DCF approach derives a value based on the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one that a prudent investor would require before making an investment in our equity securities.

The Company changed its annual impairment testing date in 2021 to October 1 in order to allow for sufficient time to complete its analysis. As of our most recent step 1 evaluation on October 1, 2022, based on calculations under the above noted approach, the fair value of the reporting unit significantly exceeded the carrying value of the reporting unit. In performing these calculations, management used its most reasonable estimates of the key assumptions discussed above. If the Company’s actual operating results and/or the key assumptions utilized in management’s calculations differ from our expectations, it is possible that a future impairment charge may be necessary.

(j)     Intangible Assets

Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 20 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. No events or changes in circumstances arose during the year ended December 31, 2022 that required management to perform an impairment analysis.

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

(l)     Share-Based Compensation

When accounting for equity instruments exchanged for employee services, share-based compen‐sation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Forfeitures are expensed as they occur.

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

(p)    Treasury Stock

The Company accounts for treasury stock under the cost method, using the first-in, first out cost flow assumption, and includes treasury stock as a component of stockholders’ equity. The Company did not repurchase any shares of common stock during the years ended December 31, 2022, 2021 and 2020.

(q)    Research and Development

On a routine basis, the Company incurs costs related to research and development activity. These costs are expensed as incurred. Approximately $9.3 million, $8.5 million, and $8.2 million were expensed in the years ended December 31, 2022, 2021 and 2020, respectively.

(r)    Foreign Currency Translation

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

Revisions

Certain revisions have been made to the December 31, 2021 Condensed Consolidated Balance Sheet to conform to the current year presentation relating to a reclassification of other liabilities (long-term) to accrued expenses (current). The reclassification resulted in an increase in accrued expenses of $4.1 million and a decrease in other liabilities of $4.1 million. These revisions had no impact on previously reported earnings, net income or cash flows and are deemed immaterial to the previously issued financial statements.

(2)	Acquisitions and Divestiture

Molded Fiber

On July 26, 2022, pursuant to a share purchase agreement and related agreements, the Company sold its Moulded Fiber Technology, Inc. (“MFT”) and related real estate in Iowa to CKF USA INCORPORATED (“CKF”) (a Delaware Corporation) for approximately $31.5 million (including a working capital adjustment of approximately $0.1 million that decreased the total consideration). The net book value of the assets sold were approximately $15.4 million and the Company recorded a net gain on sale of approximately $15.7 million, which was recorded in the year ended December 31, 2022. $2.6 million of the purchase price is being held in escrow to indemnify CKF against certain claims, losses, and liabilities. The Securities Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type. MFT’s annual revenue was approximately $21.3 million for the year ended December 31, 2021. Proceeds from the sale were used to pay down debt on the Company’s revolving credit facility, as well as income tax obligations on the related gain.

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

Acquisition costs associated with the transaction were approximately $789 thousand, of which $759 thousand was charged to expense in the year ended December 31, 2022, and $30 thousand was charged to expense in the year ended December 31, 2021. These costs were primarily for legal, investment banking, and valuation services, as well as stamp duty filings and are reflected on the face of the income statement.

The amount of revenue and earnings of Advant recognized since the acquisition date, which is included in the condensed consolidated statement of income for the year ended December 31, 2022, was approximately $20.0 million and $2.4 million, respectively.

Pro-forma statements

The following table contains an unaudited pro forma condensed consolidated statement of operations for the years ended December 31, 2022, and 2021, as if the Advant acquisition had occurred at the beginning of 2021 (in thousands):

	Year Ended December 30,
	2022	2021
	(Unaudited)	(Unaudited)
Sales	$358,196	$291,403
Operating Income	$56,321	$27,729
Net Income	$42,311	$21,805
Earnings per share:
Basic	$5.59	$2.90
Diluted	$5.52	$2.86

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have occurred had the acquisition occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

DAS Medical

On December 22, 2021, the Company purchased 100% of the outstanding membership interests of DAS Medical Holdings, LLC, (DAS Medical) pursuant to a Securities Purchase Agreement, for a net purchase price of $66.7 million in cash. The purchase price was subject to adjustment based upon DAS Medical’s final working capital at closing, and the purchase price may be increased by up to $20.0 million in earn-out payments based upon the achievement of certain EBITDA and/or revenue targets of DAS Medical for the years ended December 31, 2022, 2023, 2024 and 2025. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Securities Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type. As a result of the final working capital adjustment, the total consideration was reduced by approximately $115 thousand.

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

The following table summarizes the allocation of consideration paid to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s estimates of fair value (in thousands):

Fair value of considerations transferred
Cash paid at closing	$95,000
Contingent liability (Earn-out)	5,188
Non-compete agreements	8,855
Cash from DAS	(8,316)
Working capital adjustment	(115)
Total consideration	$100,612

Purchase price allocation
Accounts receivable	$2,351
Inventory	7,570
Other current assets	68
Property, plant, and equipment	3,314
Customer contracts & relationships	36,730
Intellectual property	2,380
Non-compete agreement	4,697
Lease right of use assets	1,221
Goodwill	51,742
Total identifiable assets	$110,073
Accounts payable	(5,238)
Accrued expenses	(2,995)
Deferred revenue	(7)
Lease liabilities	(1,221)
Net assets acquired	$100,612

Acquisition costs associated with the transaction were approximately $448 thousand, of which $155 thousand was charged to expense in the year ended December 31, 2022, and $293 thousand was charged to expense in the year ended December 31, 2021. These costs were primarily for legal and valuation services and are reflected on the face of the income statement.

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

Acquisition costs associated with the transaction were approximately $153 thousand, of which $113 thousand was charged to expense in the year ended December 31, 2022, and $40 thousand was charged to expense in the year ended December 31, 2021. These costs were primarily for legal and valuation services and are reflected on the face of the income statement.

The amount of revenue and net income of Contech recognized since the acquisition date, which is included in the condensed consolidated statement of income for the year ended December 31, 2021, was approximately $4.5 million and $0.5 million, respectively.

The following table contains an unaudited pro forma condensed consolidated statement of operations for the years ended December 31, 2021, and 2020, as if both acquisitions had occurred at the beginning of 2020 (in thousands):

	Year Ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)
Sales	$269,932	$235,328
Operating Income	$25,878	$22,617
Net Income	$20,562	$18,354
Earnings per share:
Basic	$2.73	$2.45
Diluted	$2.70	$2.43

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to our customers (in thousands) (See Note 19 for further information regarding net sales by market):

	Years Ended December 31,
	2022	2021	2020
Net sales of:
Products	$342,742	$201,248	$172,299
Tooling and Machinery	6,307	1,814	2,787
Engineering services	4,743	3,258	4,287
Total net sales	$353,792	$206,320	$179,373

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has deferred revenue (contract liabilities) included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the years ended December 31, 2022, and 2021 (in thousands):

	Contract Liabilities
	Years Ended
	December 31,
	2022	2021

Deferred revenue - beginning of period	$4,247	$1,887
Acquired in business combinations	-	69
Increases due to consideration received from customers	6,337	4,007
Revenue recognized	(5,330)	(1,716)
Decrease due to sale of Molded Fiber	(575)	-
Deferred revenue - end of period	$4,679	$4,247

Revenue recognized during the years ended December 31, 2022 and 2021 from amounts included in deferred revenue at the beginning of the period was approximately $2.2 million and $0.8 million, respectively.

When invoicing occurs after revenue recognition, the Company has unbilled receivables (contract assets) included within “receivables” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract assets for the years ended December 31, 2022 and 2021 (in thousands):

	Contract Assets
	Years Ended
	December 31,
	2022	2021

Unbilled Receivables - beginning of period	$74	$271
Increases due to revenue recognized, not invoiced to customers	3,653	1,815
Decreases due to customer invoicing	(3,457)	(2,012)
Unbilled Receivables - end of period	$270	$74

(4)	Supplemental Cash Flow Information

	Years Ended December 31,
	2022	2021	2020
		(in thousands)
Cash paid for:
Interest	$2,721	$53	$71
Income taxes, net of refunds	13,200	5,914	2,481

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$125	$135	$225
Accrued contingent consideration	14,568	9,731	-
Present value of non-competition payments	10,043	9,477	-
Finance lease right of use assets	-	187	108
Finance lease liabilities	-	(187)	(108)
Operating lease right of use assets	329	7,782	-
Operating lease liabilities	(329)	(7,782)	-

(5)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	December 31,
	2022	2021
Accounts receivable–trade	$55,850	$39,903
Less allowance for credit losses	(733)	(519)
Receivables, net	$55,117	$39,384

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the years ended December 31, 2022 and 2021 (in thousands):

	Allowance for Credit Losses
	Year Ended December 31,
	2022	2021
Allowance - beginning of period	$519	$484
Provision for expected credit losses	293	179
Amounts written off against the allowance, net of recoveries	(40)	(144)
Decrease due to sale of Molded Fiber business	(39)	-
Allowance - end of period	$733	$519

(6)	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$42,475	$22,184
Work in process	4,183	4,205
Finished goods	6,878	7,047
Total Inventory	$53,536	$33,436

(7)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	2022	2021

Opening balance	$107,905	$51,838
Acquired in business combinations (See Note 2)	7,140	56,067
DAS working capital adjustment	196	-
DAS opening balance sheet reclassification	(243)	-
Sale of Molded Fiber	(1,778)	-
Foreign currency translation	(192)	-
Ending balance	$113,028	$107,905

Approximately $106.0 million of goodwill at December 31, 2022, is deductible for tax purposes

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2022 and 2021 are as follows (in thousands):

December 31, 2022	Customer List	Intellectual Property / Tradename & Brand	Non- Compete	Total
Weighted-average useful life	20 years	11.9 years	9.3 years
Gross amount	$65,174	$7,064	$5,497	$77,735
Accumulated amortization	(7,665)	(727)	(982)	$(9,374)
Net balance	$57,509	$6,337	$4,515	$68,361

December 31, 2021	Customer List	Intellectual Property / Tradename & Brand	Non- Compete	Total
Weighted-average useful life	20 years	11.9 years	9.5 years
Gross amount	$62,328	$4,994	$5,245	$72,567
Accumulated amortization	(4,442)	(175)	(365)	$(4,982)
Net balance	$57,886	$4,819	$4,880	$67,585

Amortization expense related to intangible assets was approximately $4.4 million, $1.3 million, and $1.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. The estimated remaining amortization expense as of December 31, 2022 is as follows (in thousands):

2023	$4,408
2024	4,401
2025	4,401
2026	4,399
2027	4,397
Thereafter	46,355
Total	$68,361

(8)	Property, Plant and Equipment

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2022	2021
Land and improvements	$4,811	$3,191
Buildings and improvements	34,446	36,234
Leasehold improvements	5,503	4,859
Machinery & equipment	52,233	72,963
Furniture, fixtures, computers & software	6,401	6,052
Construction in progress	7,272	3,538
Property, plant and equipment	$110,666	$126,837
Accumulated depreciation and amortization	(52,594)	(70,268)
Net property, plant and equipment	$58,072	$56,569

Depreciation and amortization expense of Property, Plant and Equipment for the years ended December 31, 2022, 2021, and 2020 was approximately $7.5 million, $7.1 million, and $7.0 million, respectively.

(9)	Debt

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

The credit facilities under the Second Amended and Restated Credit Agreement consist of a $40 million secured term loan to the Company and a secured revolving credit facility, under which the Company may borrow up to $90 million. The Second Amended and Restated Credit Agreement matures on December 21, 2026. The secured term loan requires quarterly principal payments of $1 million that commenced on March 31, 2022. The proceeds of the Second Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of DAS Medical, as well as certain other permitted acquisitions. The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

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

At December 31, 2022, the Company had approximately $55 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At December 31, 2022, the applicable interest rate was approximately 5.2% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

December 31, 2022
Revolving credit facility	$19,000
Term loan	36,000
Total long-term debt	55,000
Current portion	(4,000)
Long-term debt, excluding current portion	$51,000

Future maturities of long-term debt at December 31, 2022 are as follows (in thousands):

Year ended December 31,	Term Loan	Revolving credit facility	Total
2023	$4,000	$-	$4,000
2024	4,000	-	4,000
2025	4,000	-	4,000
2026	24,000	19,000	43,000
	$36,000	$19,000	$55,000

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

The Company assesses interest rate risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company’s debt obligations exposed the Company to variability in interest payments due to changes in interest rates. The Company believed that it was prudent to limit the variability of a portion of its interest payments. To meet this objective, in connection with the first Amended and Restated Credit Agreement, the Company entered into a $20 million, 5-year interest rate swap agreement under which the Company receives three-month LIBOR plus the applicable margin and pays a 2.7% fixed rate plus the applicable margin. The swap modified the Company’s interest rate exposure by converting the previous term loan from a variable rate to a fixed rate in order to hedge against the possibility of rising interest rates during the term of the loan. The notional amount was approximately $5.7 million at December 31, 2022. The fair value of the swap as of December 31, 2022 and 2021 was zero and approximately $(176) thousand, respectively, and is included in other liabilities. Changes in the fair value and net cash settlement amounts related to the swap are recorded in other income of approximately $176 thousand and approximately $24 thousand during the years ended December 31, 2022 and 2021, respectively.

As the Company has paid the remaining balance of the term loan that was associated with the swap in its entirety, there is no longer underlying debt to hedge against with the swap. The changes in the fair value of the swap will continue to be accounted for as a financial instrument until its maturity, on February 1, 2023.

(10)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Compensation	$7,949	$6,498
Current portion of contingent consideration	5,000	4,543
Current portion of present value of non-competition payments	1,888	156
Accrued customer rebates	3,493	1,241
Other	4,792	4,339
	$23,122	$16,777

Certain amounts for the year ended December 31, 2021 were revised to conform to the current year presentation (See Note 1).

(11)	Income Tax

The Company’s domestic and foreign net income before provision for income taxes for the years ended December 31, 2022, 2021, and 2020 consists of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020

Domestic	$34,654	$21,205	$16,283
Foreign	18,064	-	-
Total	52,718	21,205	16,283

The Company’s income tax provision for the years ended December 31, 2022, 2021, and 2020 consists of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current
Federal	$11,238	$5,793	$2,223
State	2,309	1,320	555
Foreign	1,863	-	-
Total Current	15,410	7,113	2,778
Deferred
Federal	(3,856)	(1,399)	(28)
State	(624)	(395)	164
Foreign	(1)	-	-
Total Deferred	(4,481)	(1,794)	136
Total income tax provision	$10,929	$5,319	$2,914

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Reserves	$450	$380
Inventory capitalization	305	706
Compensation programs	2,120	1,842
Equity-based compensation	690	668
Lease liability	3,298	2,427
Intangible assets	1,132	877
Deferred revenue	1,115	365
Other	362	17
Gross deferred tax assets	9,472	7,282
Valuation allowance	-	(17)
Net deferred tax assets	9,472	7,265

Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(2,782)	(4,481)
Goodwill	(2,445)	(3,628)
Right of use asset	(3,245)	(2,419)
Total deferred tax liabilities	(8,472)	(10,528)
Net long-term deferred tax assets (liabilities)	$1,000	$(3,263)

The amounts recorded as deferred tax assets as of December 31, 2022 and 2021 represent the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company had gross deferred tax assets of approximately $9.5 million at December 31, 2022, that it believes are more likely than not to be realized in the carryforward period. Management reviews the recoverability of deferred tax assets during each reporting period.

The Company has provided a valuation allowance of zero and $17 thousand at December 31, 2022 and 2021, respectively, for deferred tax assets (net of federal tax benefit).

The actual tax provision for the years presented differs from that derived from using a U.S federal statutory rate of 21% to income before income tax expense as follows:

	Years Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	3.2	4.0	4.2
Meals and entertainment	-	-	0.1
Tax credits	(0.7)	(1.7)	(7.2)
Return to provision adjustments	-	0.7	-
Foreign rate differential	(3.7)	-	-
GILTI impact	0.8	-	-
Excess tax benefits on equity awards	-	-	(1.2)
Excess compensation	0.8	0.7	0.8
Other	(0.7)	0.6	0.2
Change in valuation allowance	-	(0.2)	-
Effective tax rate	20.7%	25.1%	17.9%

The Company’s foreign subsidiary earnings are subject to current U.S. taxation under the Tax Cuts and Jobs Act of 2017, which also repealed U.S. taxation on the subsequent repatriation of those earnings. We intend to repatriate substantially all of our future foreign subsidiary earnings.  The repatriation of earnings outside of the U.S. generally does not represent a material net tax impact to the Company. The withholding taxes associated with the Company’s earnings in the Dominican Republic are generally fully creditable against the Company US tax liability and therefore do not produce any incremental tax consequences.  The earnings of the Company’s other foreign subsidiaries, and therefore the withholding taxes associated with those earnings, are not material as of December 31, 2022.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as Ireland and Costa Rica.  It currently does not have a local filing obligation with respect to its subsidiary in the Dominican Republic.  The Company has not been audited by any state for income taxes with the exception of returns filed in Michigan which have been audited through 2004, income tax returns filed in Massachusetts which have been audited through 2007, income tax returns filed in Florida which have been audited through 2019, income tax returns filed in New Jersey which have been audited through 2012, income tax returns in Colorado which have been audited through 2017, and income tax returns in Iowa which have been audited  through 2019. The Company’s federal tax return is currently being audited for the years 2019 and 2020. Federal and state tax returns for the years 2019 through 2022 remain open to examination by the IRS and various state jurisdictions.  The Company’s non-US tax returns in Ireland and Costa Rica are open back to 2018.

At December 31, 2022 and 2021, the Company did not have any gross unrecognized tax benefits (“UTB”) resulting from uncertain tax positions.

(12)	Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute both basic and diluted income per share consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Basic weighted average common shares outstanding during the year	7,564	7,524	7,484
Weighted average common equivalent shares due to stock options and restricted stock units	99	91	84
Diluted weighted average common shares outstanding during the year	7,663	7,615	7,568

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

For the years ended December 31, 2022, 2021, and 2020, the number of stock awards excluded from the computation was 9,876, 10,716, and 14,892, respectively.

(13)	Share-Based Compensation

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

Through December 31, 2022, 1,327,064 shares of common stock were issued under the 2003 Incentive Plan, none of which have been restricted. An additional 98,448 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies. The Company has also granted awards in the form of stock options under this Plan. Through December 31, 2022, 185,000 options were granted and no options are outstanding. At December 31, 2022, 738,769 shares or options are available for future issuance in the 2003 Incentive Plan.

Director Plan

Effective July 15, 1998, the Company adopted the 1998 Director Plan, which was amended and renamed on June 3, 2009 as the 2009 Non-Employee Director Stock Incentive Plan (the “Director Plan”). The Director Plan was amended on March 7, 2013, to (i) prohibit the repricing of stock options or other equity awards without the consent of the Company’s shareholders, and (ii) prohibit the Company from buying out underwater stock options. The Director Plan was amended on June 8, 2022, to increase the maximum number of shares issuable under the Director Plan from 975,000 to 1,075,000. The Director Plan, as amended, provides for the issuance of stock options and other equity-based securities to non-employee members of the Company’s board of directors.

Through December 31, 2022, 400,510 options were granted, and 93,302 options are outstanding. For the year ended December 31, 2022, 3,882 RSUs are being reserved for outstanding grants of RSUs and 131,846 shares remain available to be issued under the Director Plan.

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Share-based compensation is included in selling, general & administrative expenses as follows (in thousands):

	Years Ended December 31,
Share-based compensation related to:	2022	2021	2020
Common stock grants	$400	$400	$400
Stock option grants	263	210	232
Restricted Stock Unit awards	2,545	1,818	1,175
Total share-based compensation	$3,208	$2,428	$1,807

The total income tax benefit recognized in the consolidated statements of income for share-based compensa‐tion arrangements was approximately $1.3 million, $0.8 million, and $0.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Common stock grants

The compensation expense for common stock granted during the three-year period ended December 31, 2022, was determined based on the market price of the shares on the date of grant.

Stock option grants

The compensation expense for stock options granted during the three-year period ended Decem‐ber 31, 2022, was determined as the fair value of the options using the Black Scholes valuation model. The assumptions are noted as follows:

	Years Ended December 31,
	2022	2021	2020
Expected volatility	34.7%	33.7%	32.8%
Expected dividends	None	None	None
Risk-free interest rate	2.9%	0.8%	0.3%
Exercise price	$77.28	$57.34	$43.95
Expected term (years)	6.2	6.2	6.1
Weighted-average grant date fair value	$30.37	$19.60	$14.10

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

The following is a summary of stock option activity for the year ended December 31, 2022:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding December 31, 2021	98,671	$33.53
Granted	9,876	77.28
Exercised	(16,472)	23.72
Outstanding December 31, 2022	92,075	$39.98	5.95	$7,174
Exercisable at December 31, 2022	82,199	$35.50	5.53	$6,773
Vested and expected to vest at December 31, 2022	92,075	$39.98	5.95	$7,174

During the years ended December 31, 2022, 2021, and 2020, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $1.2 million, $0.2 million, and $0.8 million, respectively, and the total amount of consideration received from the exercise of these options was approximately $0.4 million, $0.2 million, and $0.5 million, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the year ended December 31, 2022, 1,876 shares were redeemed for this purpose at an average market price of $95.82. During both the years ended December 31, 2021 and 2020, no shares were redeemed for this purpose.

Restricted Stock Unit awards (“RSUs”)

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

The following table summarizes informa‐tion about stock unit award activity during the year ended December 31, 2022:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2021	101,168	$41.78
Awarded	51,981	74.66
Shares vested	(49,575)	41.05
Forfeitures	(1,244)	63.34
Outstanding at December 31, 2022	102,330	$56.02

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the year ended December 31, 2022, 19,425 shares were redeemed for this purpose at an average market price of $67.05. During the years ended December 31, 2021 and 2020, 14,190 and 11,423 shares were redeemed for this purpose at an average market price of $52.55 and $49.91, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2022, vest (in thousands):

	Options	Restricted Stock Units	Total
2023	$131	$2,186	$2,317
2024	-	1,287	1,287
2025	-	150	150
Total	$131	$3,623	$3,754

(14)	Leases

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

ROU assets and lease liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Operating lease ROU assets	$12,942	$9,053
Finance lease ROU assets	211	271
Total ROU assets	$13,153	$9,324

Operating lease liabilities - current	$2,458	$2,181
Finance lease liabilities - current	59	58
Total lease liabilities - current	$2,517	$2,239

Operating lease liabilities - long-term	$10,695	$6,903
Finance lease liabilities - long-term	156	215
Total lease liabilities - long-term	$10,851	$7,118

	Year Ended
	December 31,
	($ in thousands)
	2022	2021
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$60	$27
Interest on lease liabilities	5	3
Operating lease cost	2,621	1,263
Variable lease cost	304	263
Short-term lease cost	57	43
Total lease cost	$3,047	$1,599

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,452	$1,284
Financing cash flows from finance leases	63	29
ROU assets obtained in exchange for finance lease obligations	-	198

Weighted-average remaining lease term (years):
Finance	3.54	4.54
Operating	5.34	3.95
Weighted-average discount rate:
Finance	2.10%	2.10%
Operating	3.00%	2.63%

The aggregate future lease payments for leases as of December 31, 2022 were as follows (in thousands):

	December 31, 2022
	Finance	Operating (a)
2023	$63	$2,492
2024	63	2,420
2025	63	2,234
2026	28	2,012
2027	6	1,709
Thereafter	-	3,611
Total lease payments	223	14,478
Less: Interest	(8)	(1,325)
Present value of lease liabilities	$215	$13,153

(a)	Future operating lease payments have not been reduced by minimum sublease rentals of approximately $2.1 million due in the future under non-cancelable subleases.

Rent expense amounted to approximately $2.6 million, $1.4 million, and $1.3 million in 2022, 2021, and 2020, respectively.

(15)	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Accrued contingent consideration (earn-out)	$9,568	$5,188
Present value of non-competition payments	8,155	9,321
Other	497	676
	$18,220	$15,185

Certain amounts for the year ended December 31, 2021 were revised to conform to the current year presentation (See Note 1).

(16)	Commitments and Contingencies

(a)

Legal – From time to time, the Company may be a party to various suits, claims and complaints arising in the ordinary course of business. In the opinion of management of the Company, these suits, claims and complaints should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(b)

Contingent Consideration – In conjunction with both the Contech Medical and DAS Medical acquisitions in the fourth quarter of 2021, the Company incurred liabilities for certain contingent consideration related to the valuation of earn-out payments based upon the performance of the business. Also in conjunction with the DAS Medical acquisition, the Company incurred a liability for contingent consideration related to the present value of non-competition payments. We re-measure contingent liabilities each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, useful life, or probability of achieving clinical, regulatory, or revenue-based milestones could result in different purchase price allocations and recognized amortization expense and contingent consideration expense or benefit in current and future periods.

(17)	Employee Benefit Plans

The Company maintains 401(k) and profit-sharing plans for eligible employees. Contributions to the Plans are made in the form of matching contributions to employee 401(k) deferrals, and until 2020, discretionary profit-sharing amounts determined by the Board of Directors to be funded by March 15 following each fiscal year. Contributions to the Plan were approxi‐mately $0.7 million, $0.6 million, and $0.9 million for the years 2022, 2021, and 2020, respectively.

The Company has a partially self-insured health insurance program that covers all eligible participating employees. The maximum liability is limited by a stop loss of $225 thousand per insured person, along with an aggregate stop loss determined by the number of participants.

The Company has an Executive, Non-qualified “Excess” Plan (“the Plan”), which is a deferred compen‐sa‐tion plan available to certain executives. The Plan permits participants to defer receipt of part of their current compensation to a later date as part of their personal retirement or financial planning. Partici‐pants have an unsecured contractual commitment from the Company to pay amounts due under the Plan.

The compensation withheld from Plan participants, together with gains or losses determined by the participants’ deferral elections is reflected as a deferred compensation obligation to participants and is classified within the liabilities section in the accompanying balance sheets. At December 31, 2022 and 2021, the balance of the deferred compensation liability totaled approximately $4.2 million and $4.3 million, respectively. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are classified within the other assets section of the accompanying balance sheets and are accounted for based on the underlying cash surrender values of the policies and totaled approximately $4.1 and $4.3 million as of December 31, 2022 and 2021, respectively.

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

Level 2	December 31, 2022	December 31, 2021
Liabilities:
Derivative financial instruments	$-	$176
Level 3
Purchase price contingent consideration (Note 2):
Accrued contingent consideration (earn-out)	$14,568	$9,731
Present value of non-competition payments	10,043	9,477

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

Revenues shipped to customers outside of the United States comprised approximately 16% of the Company’s consolidated revenues for the year ended December 31, 2022. One customer comprised approximately 21% of the Company’s consolidated revenues for the year ended December 31, 2022. No customer comprised more than 10% of the Company’s consolidated revenues for the years ended December 31, 2021 and 2020. One customer represented approximately 10% of gross accounts receivable for both years ended December 31, 2022 and 2021. Approximately 17% of all long-lived assets are located outside of the United States.

The Company’s custom products are primarily sold to customers within the Medical, Automotive, Consumer, Aerospace & Defense, Industrial, and Electronics markets. Sales by market for the years ended December 31, 2022, 2021, and 2020 as follows (in thousands):

	2022		2021		2020
Market	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$286,180	80.9%	$132,505	64.2%	$120,258	67.2%
Automotive	17,487	4.9%	15,596	7.6%	14,607	8.1%
Consumer	17,255	4.9%	26,048	12.6%	18,316	10.2%
Aerospace & Defense	15,328	4.3%	16,380	7.9%	12,810	7.1%
Industrial	10,322	2.9%	8,413	4.1%	7,622	4.2%
Electronics	7,220	2.1%	7,378	3.6%	5,760	3.2%
Net Sales	$353,792	100.0%	$206,320	100.0%	$179,373	100.0%

Certain amounts for the year ended December 31, 2021 were reclassified between markets to conform to the current year presentation.

(20)	Quarterly Financial Information (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share data):

2022	Q1	Q2	Q3	Q4
Net sales	$71,242	$94,343	$96,970	$91,237
Gross profit	17,134	24,324	25,523	23,279
Net income	4,858	8,929	19,540	8,462
Basic net income per share	0.64	1.18	2.58	1.12
Diluted net income per share	0.64	1.17	2.56	1.10

2021	Q1	Q2	Q3	Q4
Net sales	$48,599	$50,655	$50,723	$56,343
Gross profit	12,609	13,414	12,016	13,075
Net income	4,163	4,715	3,789	3,219
Basic net income per share	0.55	0.63	0.50	0.43
Diluted net income per share	0.55	0.62	0.50	0.42

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2022, 2021, and 2020

Accounts receivable, allowance for credit losses:

	2022	2021	2020
Balance at beginning of year	$519	$484	$486
Provision for bad debt	293	179	13
Write-offs, net of recoveries	(40)	(144)	(15)
Sale of Molded Fiber business	(39)	-	-
Balance at end of year	$733	$519	$484