Form 10-Q
period 2023-03-31
UFP TECHNOLOGIES INC
filed 2023-05-10
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 2023

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

Yes ☐       No ☒

7,614,197 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of May 2, 2023.

UFP Technologies, Inc.

Index

PART I:          FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,503	$4,451
Receivables, net	60,142	55,117
Inventories	56,649	53,536
Prepaid expenses and other current assets	3,622	3,242
Total current assets	126,916	116,346
Property, plant and equipment, net	59,027	58,072
Goodwill	113,159	113,028
Intangible assets, net	67,346	68,361
Non-qualified deferred compensation plan	4,706	4,148
Right of use assets	14,514	13,153
Deferred income taxes	1,547	1,448
Other assets	3,567	3,636
Total assets	$390,782	$378,192

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,454	$19,961
Accrued expenses	16,768	23,122
Deferred revenue	3,582	4,679
Lease liabilities	2,938	2,517
Income taxes payable	4,450	1,682
Current portion of long-term debt	4,000	4,000
Total current liabilities	52,192	55,961
Long-term debt, excluding current installments	56,000	51,000
Deferred income taxes	-	448
Non-qualified deferred compensation plan	4,750	4,167
Lease liabilities	11,873	10,851
Other liabilities	19,483	18,220
Total liabilities	144,298	140,647
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,642,529 and 7,612,970 shares issued and outstanding, respectively, at March 31, 2023; 7,611,244 and 7,581,685 shares issued and outstanding, respectively, at December 31, 2022	76	76
Additional paid-in capital	34,777	36,070
Retained earnings	212,335	202,596
Accumulated other comprehensive loss	(117)	(610)
Treasury stock at cost, 29,559 shares at March 31, 2023 and 29,559 shares at December 31, 2022	(587)	(587)
Total stockholders’ equity	246,484	237,545
Total liabilities and stockholders' equity	$390,782	$378,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Income

and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$97,753	$71,242
Cost of sales	69,052	54,108
Gross profit	28,701	17,134
Selling, general & administrative expenses	13,006	10,011
Acquisition costs	-	775
Change in fair value of contingent consideration	2,853	-
Loss (Gain) on disposal of property, plant & equipment	1	(12)
Operating income	12,841	6,360
Interest expense, net	869	327
Other expense (income)	77	(52)
Income before income tax expense	11,895	6,085
Income tax expense	2,156	1,227
Net income	$9,739	$4,858

Net income per share:
Basic	$1.28	$0.64
Diluted	$1.27	$0.64
Weighted average common shares outstanding:
Basic	7,592	7,544
Diluted	7,681	7,630

Comprehensive Income
Net Income	$9,739	$4,858
Other comprehensive income:
Foreign currency translation gain	493	381
Other comprehensive gain	493	381
Comprehensive income	$10,232	$5,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three Months Ended March 31, 2023
					Accumulated
			Additional		other			Total
	Common Stock		Paid-in	Retained	comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity
Balance at December 31, 2022	7,582	$76	$36,070	$202,596	$(610)	30	$(587)	$237,545
Share-based compensation	48	-	1,056	-	-	-	-	1,056
Exercise of stock options net of shares presented for exercise	4	-	109	-	-	-	-	109
Net share settlement of RSU's	(21)	-	(2,522)	-	-		-	(2,522)
Issuance of common stock	-	-	64	-	-	-	-	64
Other comprehensive income	-	-	-	-	493	-	-	493
Net income	-	-	-	9,739	-	-	-	9,739
Balance at March 31, 2023	7,613	$76	$34,777	$212,335	$(117)	30	$(587)	$246,484

Three Months Ended March 31, 2022
					Accumulated
			Additional		other			Total
	Common Stock		Paid-in	Retained	comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	income	Shares	Amount	Equity
Balance at December 31, 2021	7,535	$75	$34,151	$160,807	$-	30	$(587)	$194,446
Share-based compensation	46	1	691	-	-	-	-	692
Net share settlement of RSU's	(20)	-	(1,299)	-	-	-	-	(1,299)
Other comprehensive income	-	-	-	-	381	-	-	381
Net income	-	-	-	4,858	-	-	-	4,858
Balance at March 31, 2022	7,561	$76	$33,543	$165,665	$381	30	$(587)	$199,078

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$9,739	$4,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,777	3,016
Loss (Gain) on disposal of property, plant & equipment	1	(12)
Share-based compensation	1,056	692
Change in fair value of contingent consideration	2,853	-
Deferred income taxes	(545)	(440)
Changes in operating assets and liabilities:
Receivables, net	(4,863)	(4,467)
Inventories	(3,054)	(7,826)
Prepaid expenses and other current assets	(377)	(1,712)
Other assets	(1,850)	308
Accounts payable	65	4,105
Accrued expenses	(6,197)	(3,365)
Deferred revenue	(1,098)	793
Income taxes payable	2,765	1,130
Non-qualified deferred compensation plan and other liabilities	451	(296)
Net cash provided by (used in) operating activities	1,723	(3,216)
Cash flows from investing activities:
Additions to property, plant, and equipment	(2,179)	(2,334)
Acquisition of Advant, net of cash acquired	-	(20,768)
Acquisition of DAS Medical, working capital adjustment	-	115
Proceeds from sale of fixed assets	2	12
Net cash used in investing activities	(2,177)	(22,975)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	6,000	28,000
Payments on revolving line of credit	-	(7,000)
Principal payments of long-term debt	(1,000)	(1,000)
Principal payments on finance lease obligations	(16)	(16)
Proceeds from the exercise of stock options	109	-
Payment of statutory withholdings for restricted stock units vested	(2,522)	(1,299)
Net cash provided by financing activities	2,571	18,685
Effect of foreign currency exchange rates on cash and cash equivalents	(65)	41
Net increase (decrease) in cash and cash equivalents	2,052	(7,465)
Cash and cash equivalents at beginning of period	4,451	11,117
Cash and cash equivalents at end of period	$6,503	$3,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022, included in the Company's 2022 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, the condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023.

Recent Accounting Pronouncements

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements.

(2)	Acquisition and Divestiture

Molded Fiber

On July 26, 2022, pursuant to a share purchase agreement and related agreements, the Company sold its former wholly owned subsidiary Moulded Fiber Technology, Inc. (“MFT”) and related real estate in Iowa to CKF USA INCORPORATED (“CKF”) (a Delaware Corporation) for approximately $31.5 million (including a working capital adjustment of approximately $0.1 million that decreased the total consideration). The net book value of the assets sold were approximately $15.4 million and the Company recorded a net gain on sale of approximately $15.7 million, which was recorded in the year ended December 31, 2022. $2.6 million of the purchase price is being held in escrow to indemnify CKF against certain claims, losses, and liabilities. The Securities Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type. Proceeds from the sale were used to pay down debt on the Company’s revolving credit facility, as well as income tax obligations on the related gain.

Advant Medical

On March 16, 2022 the Company purchased 100% of the outstanding shares of common stock of Advant Medical, Ltd., Advant Medical Inc. and Advant Medical Costa Rica, Limitada, (together Advant), pursuant to a Stock Purchase Agreement and related agreements, for an aggregate purchase price of €19.0 million in cash along with a working capital adjustment at closing. Total consideration in U.S. Dollars amounted to approximately $21.2 million. The purchase price was subject to additional adjustment based upon Advant’s final working capital at closing. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Stock Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

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

Acquisition costs associated with the transaction through the first quarter of 2022 were approximately $669 thousand, of which $639 thousand was charged to expense in the quarter ended March 31, 2022 and $30 thousand was charged to expense in the year ended December 31, 2021. These costs were primarily for legal services, valuation services and stamp duty filings and are reflected on the face of the condensed consolidated statements of income and comprehensive income.

The amount of revenue and earnings of Advant recognized since the acquisition date through the first quarter of 2022 was approximately $824 thousand and $63 thousand, respectively, and is included in the condensed consolidated statements of income and comprehensive income for the period ended March 31, 2022.

Pro-forma statements

The following table contains an unaudited pro forma condensed consolidated statement of operations for the three-month period ended March 31, 2022, as if the Advant acquisition had occurred at the beginning of 2022 (in thousands):

Three-month Period Ended
March 31, 2022
(Unaudited)
Sales	$75,469
Operating income	$7,023
Net income	$5,346
Earnings per share:
Basic	$0.71
Diluted	$0.70

The above unaudited pro forma information is presented for illustrative purposes only and may not be indica‐tive of the results of operations that would have occurred had both acquisitions occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

(3)	Revenue Recognition

The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of ASC 606 which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes all but an immaterial portion of its product sales upon shipment. The Company recognizes revenue from the sale of tooling and machinery upon customer acceptance. The Company recognizes revenue from engineering services, which are primarily product development services, as the services are performed or as otherwise determined based on the substance of the agreement. The Company recognizes revenue from bill and hold transactions at the time the specified goods are complete and available to the customer. In the ordinary course of business, the Company accepts sales returns from customers for defective goods, such amounts being immaterial. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the good and are expensed when revenue is recognized.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands):

	Three Months Ended
	March 31,
Net sales of:	2023	2022
Products	$94,692	$69,505
Tooling and Machinery	1,294	478
Engineering services	1,767	1,259
Total net sales	$97,753	$71,242

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Contract Liabilities
	Three Months Ended March 31,
	2023	2022
Deferred revenue - beginning of period	$4,679	$4,247
Increases due to consideration received from customers	999	1,116
Revenue recognized	(2,096)	(323)
Deferred revenue - end of period	$3,582	$5,040

Revenue recognized during the three-month periods ended March 31, 2023 and 2022 from amounts included in deferred revenue at the beginning of the period were approximately $1.9 million and $273 thousand, respectively.

When invoicing occurs after revenue recognition, the Company has contract assets, included within “receivables, net” on the condensed consolidated balance sheets.

The following table presents opening and closing balances of contract assets for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Contract Assets
	Three Months Ended March 31,
	2023	2022
Unbilled Receivables - beginning of period	$270	$74
Increases due to revenue recognized, not invoiced to customers	1,379	740
Decreases due to customer invoicing	(1,326)	(412)
Unbilled Receivables - end of period	$323	$402

(4)	Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Cash paid for:
Interest	$832	$314
Income taxes, net of refunds	(50)	210

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$347	$185
Operating lease right of use assets	1,524	289
Operating lease liabilities	(1,560)	(289)

(5)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accounts receivable–trade	$60,868	$55,850
Less allowance for credit losses	(726)	(733)
Receivables, net	$60,142	$55,117

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the three months ended March 31, 2023 and 2022 (in thousands):

	Allowance for Credit Losses
	Three Months Ended March 31,
	2023	2022
Allowance - beginning of period	$733	$519
Adjustment for expected credit losses	(6)	(51)
Amounts written off against the allowance	(1)	(23)
Allowance - end of period	$726	$445

(6)	Fair Value of Financial Instruments

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

	March 31, 2023	December 31, 2022

Level 3
Purchase price contingent consideration (Note 2):
Accrued contingent consideration (earn-out)	$17,421	$14,568
Present value of non-competition payments	7,903	10,043

In connection with the acquisitions of Contech Medical and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the 2021 acquisitions combined are up to $25 million, of which $20 million remains to be potentially paid as of March 31, 2023 and December 31, 2022. The fair value of the liabilities for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $9.7 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation were managements financial forecasts, discount rate and various probability factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for the acquisition is included in change in fair value of contingent consideration in the condensed consolidated statements of income and comprehensive income.

Also in connection with the DAS Medical acquisition, the Company has entered into Non-Competition Agreements with the beneficiaries and the Company has agreed to pay additional consideration to the parties to the Non-Competition Agreements, including an aggregate of $10.0 million in payments over the ten years following the closing of the DAS Medical acquisition for the 10-year noncompetition covenants of certain key owners. The present value of the Non-Competition Agreements totaled approximately $7.9 million. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for the acquisition is included in change in fair value of contingent consideration in the condensed consolidated statements of income and comprehensive income.

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2022. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended
	March 31,
Share-based compensation related to:	2023	2022
Common stock grants	$100	$100
Stock option grants	94	53
Restricted Stock Unit Awards ("RSUs")	862	539
Total share-based compensation	$1,056	$692

The total income tax benefit recognized in the condensed consolidated statements of income and comprehensive income for share-based compensa‐tion arrangements was approximately $839 thousand and $381 thousand for the three-month periods ended March 31, 2023 and 2022, respectively.

Common stock grants

The compensation expense for common stock granted during the three-month period ended March 31, 2023, was determined based on the market price of the shares on the date of grant.

Stock Option grants

The following is a summary of stock option activity under all plans for the three-month period ended March 31, 2023:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	92,075	$39.98
Granted	7,935	111.54
Exercised	(3,780)	28.94
Outstanding at March 31, 2023	96,230	$46.31	5.68	$8,038
Exercisable at March 31, 2023	78,419	$35.81	5.31	$7,374
Vested and expected to vest at March 31, 2023	96,230	$46.31	$5.68	$8,038

During the three-month periods ended March 31, 2023 and 2022, the total intrinsic value of all options exercised was approximately $371 thousand and $0, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $109 thousand and $0, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the three-month period ended March 31, 2023, 861 shares were surrendered at an average market price of $127.05. Zero shares were surrendered during the same period in 2022.

Restricted Stock Unit awards

The following table summarizes information about RSU activity during the three-month period ended March 31, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	102,048	$56.02
Awarded	44,154	111.54
Shares vested	(48,244)	53.39
Shares forfeited	(99)	97.61
Outstanding at March 31, 2023	97,859	$67.83

At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the three-month periods ended March 31, 2023 and 2022, 20,457 and 19,376 shares were surrendered at an average market price of $117.95 and $67.02, respectively.

As of March 31, 2023, the Company had approximately $8.0 million of unrecognized compensation expense that is expected to be recognized over a period of 3 years.

(8)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	March 31,	December 31,
	2023	2022
Raw materials	$41,106	$42,475
Work in process	6,113	4,183
Finished goods	9,430	6,878
Total inventory	$56,649	$53,536

(9)	Property, Plant and Equipment

Property, plant, and equipment consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Land and improvements	$4,832	$4,811
Buildings and improvements	34,525	34,446
Leasehold improvements	7,182	5,503
Machinery & equipment	52,966	52,233
Furniture, fixtures, computers & software	6,416	6,401
Construction in progress	7,377	7,272
Property, plant and equipment	$113,298	$110,666
Accumulated depreciation and amortization	(54,271)	(52,594)
Net property, plant and equipment	$59,027	$58,072

(10)	Leases

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

ROU assets and lease liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Operating lease ROU assets	$14,318	$12,942
Finance lease ROU assets	196	211
Total ROU assets	$14,514	$13,153

Operating lease liabilities - current	$2,879	$2,458
Finance lease liabilities - current	59	59
Total lease liabilities - current	$2,938	$2,517

Operating lease liabilities - long-term	$11,732	$10,695
Finance lease liabilities - long-term	141	156
Total lease liabilities - long-term	$11,873	$10,851

	Three Months Ended
	March 31,
	($ in thousands)
	2023	2022
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$15	$15
Interest on lease liabilities	1	1
Operating lease cost	711	652
Variable lease cost	83	70
Short-term lease cost	7	17
Total lease cost	$817	$755

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$683	$540
Financing cash flows from finance leases	16	16
Weighted-average remaining lease term (years):
Finance	3.29	4.29
Operating	5.06	3.62
Weighted-average discount rate:
Finance	2.10%	2.10%
Operating	3.42%	2.53%

The aggregate future lease payments for leases as of March 31, 2023 are as follows (in thousands):

	Finance	Operating
Remainder of 2023	$47	$2,192
2024	63	2,950
2025	63	2,779
2026	29	2,402
2027	6	2,031
Thereafter	-	3,774
Total lease payments	208	16,128
Less: Interest	(8)	(1,517)
Present value of lease liabilities	$200	$14,611

(11)	Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Basic weighted average common shares outstanding	7,592	7,544
Weighted average common equivalent shares due to restricted stock, stock options and RSUs	89	86
Diluted weighted average common shares outstanding	7,681	7,630

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For both the three-month periods ended March 31, 2023 and 2022, there were no stock awards excluded from the computation of diluted earnings per share for this reason.

(12)	Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues shipped to customers outside of the United States comprised approximately 16.6% and 12.0% of the Company’s consolidated revenues for the three months ended March 31, 2023 and 2022, respectively.

One customer comprised approximately 22% and 15% of the Company’s consolidated revenues for the three-month periods ended March 31, 2023 and 2022, respectively. One customer represented approximately 17% and 10% of gross accounts receivable at March 31, 2023 and December 31, 2022, respectively. Approximately 18% of all long-lived assets are located outside of the United States.

The Company’s products are primarily sold to customers within the Medical, Automotive, Aerospace & Defense, and Industrial/Other markets. Net sales by market for the three-month periods ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023		2022
Market	Net Sales	%	Net Sales	%

Medical	$83,804	85.7%	$52,554	73.8%
Automotive	4,347	4.4%	4,351	6.1%
Aerospace & Defense	4,217	4.3%	3,755	5.3%
Industrial / Other	5,385	5.6%	10,582	14.8%
Net Sales	$97,753	100.0%	$71,242	100.0%

Certain amounts for the three months ended March 31, 2022 were reclassified between markets to conform to the current year presentation.

(13)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2023 are as follows (in thousands):

Goodwill

December 31, 2022	$113,028
Foreign currency translation	131
March 31, 2023	$113,159

The carrying values of the Company’s definite lived intangible assets as of March 31, 2023 are as follows (in thousands):

	Intelletual Property / Tradename & Brand	Non- Compete	Customer List	Total
Weighted-average amortization period	11.9 years	9.3 years	20 years
Gross amount	$7,103	$5,502	$65,228	$77,833
Accumulated amortization	(879)	(1,125)	(8,483)	$(10,487)
Net balance	$6,224	$4,377	$56,745	$67,346

Amortization expense related to intangible assets was approximately $1.1 million and $1.0 million for the three-month periods ended March 31, 2023 and 2022 . The estimated remaining amortization expense as of March 31, 2023 is as follows (in thousands):

Remainder of 2023	$3,308
2024	4,401
2025	4,401
2026	4,399
2027	4,397
2028	4,350
Thereafter	42,090
Total	$67,346

(14)	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued contingent consideration (earn-out)	$12,421	$9,568
Present value of non-competition payments	6,097	8,155
Other	965	497
	$19,483	$18,220

(15)	Income Taxes

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 18.1% and 20.2% of income before income tax expense for the three-month periods ended March 31, 2023 and 2022, respectively.

(16)	Indebtedness

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

The credit facilities under the Second Amended and Restated Credit Agreement consist of a $40 million secured term loan to the Company and a secured revolving credit facility, under which the Company may borrow up to $90 million. The Second Amended and Restated Credit Agreement matures on December 21, 2026. The secured term loam requires quarterly principal payments of $1,000,000 commencing on March 31, 2022. The proceeds of the Second Amended and Restated Credit Agreement may be used for general corporate purposes, including funding certain permitted acquisitions. The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

The Second Amended and Restated Credit Agreement calls for interest determined by the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a margin that ranges from 1.25% to 2.0% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from .25% to zero. In both cases the applicable margin is dependent upon Company performance. Under the Second Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Second Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness, and permitted investments. At March 31, 2023, the Company had approximately $60 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At March 31, 2023, the applicable interest rate was approximately 6.1% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

March 31, 2023
Revolving credit facility	$25,000
Term loan	35,000
Total long-term debt	60,000
Current portion	(4,000)
Long-term debt, excluding current portion	$56,000

Future maturities of long-term debt at March 31, 2023 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2023	$3,000	$-	$3,000
2024	4,000	-	4,000
2025	4,000	-	4,000
2026	24,000	25,000	49,000
	$35,000	$25,000	$60,000

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our current beliefs, estimates and assumptions and are only as of the date of this Report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as the risks and uncertainties discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to UFP Technologies, Inc. and its consolidated subsidiaries.

Overview

UFP Technologies is a designer and custom manufacturer of comprehensive solutions for medical devices, sterile packaging, and other highly engineered custom products. UFP is an important link in the medical device supply chain and a valued outsource partner to many of the top medical device manufacturers in the world. The Company’s single-use and single-patient devices and components are used in a wide range of medical devices and packaging for minimally invasive surgery, infection prevention, wound care, wearables, orthopedic soft goods, and orthopedic implants.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Sales for the Company for the three-month period ended March 31, 2023 increased 37.2% to $97.8 million from $71.2 million in the same period last year, primarily due to an increase in organic sales of approximately 35.8%. The organic sales increase was primarily due to organic growth in the medical market of 48.1%. Gross profit as a percentage of sales (“gross margin”) for the three-month period ended March 31, 2023 increased to 29.4% from 24.1% in the same period last year, largely due to improved operating efficiencies and price adjustments in response to inflationary increases in input costs. Operating income and net income increased 101.9% and 100.5%, respectively.

Results of Operations

Sales

Sales for the three-month period ended March 31, 2023 increased approximately 37.2% to $97.8 million from sales of $71.2 million for the same period in 2022. The increase in sales is primarily due to increases in sales to customers in the Medical markets of 59.5%, including $6.0 million of sales from Advant Medical which was acquired on March 16, 2022. Sales to all other markets declined 25.4%, primarily due to the Company’s disposition of its molded fiber business in July, 2022 (see “Note 2. Acquisition and Divestiture” in the notes to our interim condensed consolidated financial statements).

Gross Profit

Gross margin increased to 29.4% for the three-month period ended March 31, 2023, from 24.1% for the same period in 2022. As a percentage of sales, material and labor costs collectively increased 0.9% while overhead costs decreased 6.2%. The increase in gross margin is primarily due to the leverage of organic sales growth over the fixed portion of overhead, as well as improved operating efficiencies and price adjustments in response to inflationary increases in input costs.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 29.9% to $13.0 million for the three-month period ended March 31, 2023, from $10.0 million for the same period in 2022 largely due to increased compensation, benefits and payroll tax expenses and the additional SG&A expenses from the Advant acquisition. As a percentage of sales, SG&A decreased to 13.3% for the three-month period ended March 31, 2023, from 14.1% for the same three-month period in 2022, primarily due to the leverage of organic sales growth over relatively fixed SG&A.

Change in fair value of contingent consideration

In connection with the acquisitions of Contech Medical and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The potential contingent consideration payments for both the DAS Medical and Contech Medical acquisitions combined are $25 million, of which $20 million remains to potentially be paid as of March 31, 2023 and December 31, 2022. The fair value of the liabilities for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $9.7 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation were managements financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liabilities for the contingent consideration payments recognized at March 31, 2023 totaled approximately $17.4 million. The change in fair value of contingent consideration for the DAS Medical acquisition for the three-months ended March 31, 2023, resulted in an expense of approximately $2.9 million, and was included in change in fair value of contingent consideration in the condensed consolidated statements of income and comprehensive income. The Company paid $5 million during the fourth quarter of 2022 to fully satisfy the contingent consideration for the Contech Medical acquisition.

Interest expense, net

Net interest expense was approximately $869 thousand and $327 thousand for the three-month periods ended March 31, 2023 and 2022, respectively. The increase was primarily due to borrowings to fund the Company’s recent acquisitions.

Other expense (income)

Other expense was approximately $77 thousand and other income was approximately $52 thousand for the three-month periods ended March 31, 2023 and 2022, respectively. The increase in other expense was primarily generated by foreign currency transaction losses.

Income Taxes

The Company recorded tax expense of approximately 18.1% and 20.2% of income before income tax expense, respectively, for each of the three-month periods ended March 31, 2023 and 2022. The decrease in the effective tax rate for the current period as compared to the prior period was largely due to increased discrete tax benefits associated with the issuance of stock compensation as well as lower statutory tax rates from foreign taxable income in 2023.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the three-month period ended March 31, 2023 was approximately $1.7 million and was primarily a result of net income generated of approximately $9.7 million, depreciation and amortization of approximately $2.8 million, share-based compensation of approximately $1.1 million, a change in the fair value of contingent consideration of approximately $2.9 million, an increase in income taxes payable of approximately $2.8 million, and an increase in other liabilities of approximately $0.5 million.

These cash inflows and adjustments to income were offset by a decrease in deferred taxes of approximately $0.5 million, an increase in accounts receivable of approximately $4.9 million due to higher sales in the last two months of the first quarter of 2023 as compared to the same period in the fourth quarter of 2022, an increase in inventory of approximately $3.1 million due to inventory build for upcoming demand and restocking to historical levels, an increase in prepaid expenses of approximately $0.4 million primarily due to the payment of current year insurance policies, an increase in other assets of approximately $1.9 million due to increased right of use lease assets, a decrease in accrued expenses of approximately $6.2 million due primarily to the payment of accrued compensation and a decrease in deferred revenue of approximately $1.1 million to the recognition of deferred tooling and development revenue.

Net cash used in investing activities during the three-month period ended March 31, 2023 was approximately $2.2 million and was primarily the result of additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash provided by financing activities was approximately $2.6 million during the three-month period ended March 31, 2023, representing borrowings under our credit facility of approximately $6.0 million, partially offset by principal payments of long-term debt of approximately $1.0 million, and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $2.5 million.

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

The credit facilities under the Second Amended and Restated Credit Agreement consist of a $40 million secured term loan to the Company and a secured revolving credit facility, under which the Company may borrow up to $90 million. The Second Amended and Restated Credit Agreement matures on December 21, 2026. The secured term loam requires quarterly principal payments of $1,000,000 commencing on March 31, 2022. The proceeds of the Second Amended and Restated Credit Agreement may be used for general corporate purposes, including funding certain permitted acquisitions. The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

The Second Amended and Restated Credit Agreement calls for interest determined by the Bloomberg Short-Term Bank Yield Index rate (“BSBY”) plus a margin that ranges from 1.25% to 2.0% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from .25% to zero. In both cases the applicable margin is dependent upon Company performance. Under the Second Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Second Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness, and permitted investments. At March 31, 2023, the Company had approximately $60 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At March 31, 2023, the applicable interest rate was approximately 6.1% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

March 31, 2023
Revolving credit facility	$25,000
Term loan	35,000
Total long-term debt	60,000
Current portion	(4,000)
Long-term debt, excluding current portion	$56,000

Future maturities of long-term debt at March 31, 2023 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2023	$3,000	$-	$3,000
2024	4,000	-	4,000
2025	4,000	-	4,000
2026	24,000	25,000	49,000
	$35,000	$25,000	$60,000

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its amended and restated credit facility. The Company generated cash of approximately $1.7 million from operations during the three months ended March 31, 2023; and the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and draws on the revolving credit facility are possible. Further, the continued economic uncertainty resulting from inflation, the Ukraine war and the COVID-19 pandemic could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

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

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified, or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. The Company did not repurchase any shares of its common stock under this program in the first three months of 2023 and has not repurchased any shares under this program since 2015. At March 31, 2023 approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Critical Accounting Estimates

There have been no material changes to the Company’s Critical Accounting Estimates, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 1A:       RISK FACTORS

The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II, Item 1A.  There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5:         OTHER INFORMATION

None.

ITEM 6:         EXHIBITS

Exhibit No.	Description
3.1

Second Amended and Restated Bylaws of UFP Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2023 (SEC File No. 001-12648)).

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

_______________

*         Filed herewith.

**         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: May 10, 2023	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: May 10, 2023	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)