Form 10-Q
period 2023-06-30
UFP TECHNOLOGIES INC
filed 2023-08-09
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 2023

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

Yes ☐     No ☒

7,638,812 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of August 1, 2023.

UFP Technologies, Inc.

PART I:          FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$5,291	$4,451
Receivables, net	64,090	55,117
Inventories	63,049	53,536
Prepaid expenses and other current assets	4,641	3,242
Total current assets	137,071	116,346
Property, plant and equipment, net	59,839	58,072
Goodwill	113,168	113,028
Intangible assets, net	66,253	68,361
Non-qualified deferred compensation plan	4,945	4,148
Right of use assets	13,932	13,153
Deferred income taxes	1,926	1,448
Other assets	858	3,636
Total assets	$397,992	$378,192

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,125	$19,961
Accrued expenses	16,772	23,122
Deferred revenue	4,266	4,679
Lease liabilities	2,614	2,517
Income taxes payable	216	1,682
Current installments of long-term debt	4,000	4,000
Total current liabilities	52,993	55,961
Long-term debt, excluding current installments	53,000	51,000
Deferred income taxes	458	448
Non-qualified deferred compensation plan	5,003	4,167
Lease liabilities	11,667	10,851
Other liabilities	14,586	18,220
Total liabilities	137,707	140,647
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,668,371 and 7,638,812 shares issued and outstanding, respectively, at June 30, 2023; 7,611,244 and 7,581,685 shares issued and outstanding, respectively, at December 31, 2022	76	76
Additional paid-in capital	36,654	36,070
Retained earnings	224,218	202,596
Accumulated other comprehensive loss	(76)	(610)
Treasury stock at cost: 29,559 shares at June 30, 2023 and December 31, 2022	(587)	(587)
Total stockholders’ equity	260,285	237,545
Total liabilities and stockholders' equity	$397,992	$378,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$100,037	$94,343	$197,790	$165,585
Cost of sales	70,392	70,019	139,444	124,128
Gross profit	29,645	24,324	58,346	41,457
Selling, general & administrative expenses	12,299	12,078	25,306	22,088
Acquisition costs	-	242	-	1,017
Change in fair value of contingent consideration	198	6,002	3,051	6,002
Loss (gain) on sale of property, plant & equipment	106	(6,197)	107	(6,209)
Operating income	17,042	12,199	29,882	18,559
Interest expense, net	1,089	733	1,958	1,060
Other (income) expenses	(20)	(157)	56	(209)
Income before income tax expense	15,973	11,623	27,868	17,708
Income tax expense	4,090	2,694	6,246	3,921
Net income	$11,883	$8,929	$21,622	$13,787

Net income per share:
Basic	$1.56	$1.18	$2.84	$1.83
Diluted	$1.55	$1.17	$2.81	$1.81
Weighted average common shares outstanding:
Basic	7,625	7,563	7,608	7,554
Diluted	7,690	7,608	7,689	7,618

Comprehensive Income
Net Income	$11,883	$8,929	$21,622	$13,787
Other comprehensive income:
Foreign currency translation adjustment	41	(1,516)	534	(1,135)
Other comprehensive loss	41	(1,516)	534	(1,135)
Comprehensive income	$11,924	$7,413	$22,156	$12,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three and Six Months Ended June 30, 2023
			Additional		Accumulated			Total
	Common Stock		Paid-in	Retained	Other Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2022	7,582	$76	$36,070	$202,596	$(610)	30	$(587)	$237,545
Share-based compensation	49	-	1,056	-	-	-	-	1,056
Exercise of stock options net of shares presented for exercise	3	-	-	-	-	-	-	-
Net share settlement of RSUs	(21)	-	(2,413)	-	-	-	-	(2,413)
Issuance of common stock	-	-	64	-	-	-	-	64
Other comprehensive income	-	-	-	-	493	-	-	493
Net income	-	-	-	9,739	-	-	-	9,739
Balance at March 31, 2023	7,613	$76	$34,777	$212,335	$(117)	30	$(587)	$246,484
Share-based compensation	4	-	1,197	-	-	-	-	1,197
Exercise of stock options	22	-	680	-	-	-	-	680
Other comprehensive income	-	-	-	-	41	-	-	41
Net income	-	-	-	11,883	-	-	-	11,883
Balance at June 30, 2023	7,639	$76	$36,654	$224,218	$(76)	30	$(587)	$260,285

Three and Six Months Ended June 30, 2022
			Additional		Accumulated			Total
	Common Stock		Paid-in	Retained	Other Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2021	7,535	$75	$34,151	$160,807	$-	30	$(587)	$194,446
Share-based compensation	46	1	691	-	-	-	-	692
Net share settlement of RSUs	(20)	-	(1,299)	-	-	-	-	(1,299)
Other comprehensive income	-	-	-	-	381	-	-	381
Net income	-	-	-	4,858	-	-	-	4,858
Balance at March 31, 2022	7,561	$76	$33,543	$165,665	$381	30	$(587)	$199,078
Share-based compensation	4	-	781	-	-	-	-	781
Exercise of stock options	1	-	21	-	-	-	-	21
Net share settlement of RSUs	-	-	(3)	-	-	-	-	(3)
Other comprehensive loss	-	-	-	-	(1,516)	-	-	(1,516)
Net income	-	-	-	8,929	-	-	-	8,929
Balance at June 30, 2022	7,566	$76	$34,342	$174,594	$(1,135)	30	$(587)	$207,290

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$21,622	$13,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,607	6,333
Loss (gain) on disposal of property, plant & equipment	107	(6,209)
Share-based compensation	2,253	1,473
Deferred income taxes	(466)	(383)
Change in fair value of contingent consideration	3,051	6,002
Changes in operating assets and liabilities:
Receivables, net	(8,807)	(16,363)
Inventories	(9,448)	(15,212)
Prepaid expenses and other current assets	(1,395)	(1,320)
Income taxes payable	(1,470)	(1,103)
Other assets	1,202	(3,004)
Accounts payable	4,862	11,832
Accrued expenses	(6,197)	4,597
Deferred revenue	(415)	1,365
Non-qualified deferred compensation plan and other liabilities	94	(1,830)
Net cash provided by (used in) operating activities	10,600	(35)
Cash flows from investing activities:
Additions to property, plant, and equipment	(4,951)	(8,502)
Acquisition of Advant, net of cash acquired	-	(20,768)
Acquisition of DAS Medical, working capital adjustment	-	115
Proceeds from sale of fixed assets	4	12
Net cash used in investing activities	(4,947)	(29,143)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	9,000	34,000
Payments on revolving line of credit	(5,000)	(7,000)
Principal payments of long-term debt	(2,000)	(2,000)
Payment of contingent consideration	(5,000)	-
Principal payments on finance lease obligations	(32)	(32)
Proceeds from exercise of stock options	680	21
Payment of statutory withholdings for restricted stock units vested	(2,413)	(1,302)
Net cash (used in) provided by financing activities	(4,765)	23,687
Effect of foreign currency exchange rates on cash and cash equivalents	(48)	(50)
Net increase (decrease) in cash and cash equivalents	840	(5,541)
Cash and cash equivalents at beginning of period	4,451	11,117
Cash and cash equivalents at end of period	$5,291	$5,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

The condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023.

Recent Accounting Pronouncements

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements.

(2)	Acquisition and Divestiture

Molded Fiber

On  July 26, 2022, pursuant to a share purchase agreement and related agreements, the Company sold its former wholly owned subsidiary Moulded Fibre Technology, Inc. (“MFT”) and related real estate in Iowa to CKF USA INCORPORATED (“CKF”) (a Delaware Corporation) for approximately $31.5 million (including a working capital adjustment of approximately $0.1 million that decreased the total consideration). The net book value of the assets sold was approximately $15.4 million and the Company recorded a net gain on sale of approximately $15.7 million, which was recorded in the year ended  December 31, 2022. $2.6 million of the purchase price is being held in escrow to indemnify CKF against certain claims, losses, and liabilities. The Securities Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type. Proceeds from the sale were used to pay down debt on the Company’s revolving credit facility, as well as income tax obligations on the related gain.

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

Acquisition costs associated with the transaction through the second quarter of 2022 were approximately $779 thousand, of which $749 thousand was charged to expense in the six-months ended June 30, 2022 and $30 thousand was charged to expense in the year ended December 31, 2021. These costs were primarily for legal, investment banking and valuation services, as well as stamp duty filings and are reflected on the face of the income statement.

The amount of revenue and earnings of Advant recognized since the acquisition date through the second quarter of 2022 was approximately $6.8 million and $0.7 million, respectively, and is included in the condensed consolidated statement of comprehensive income for the period ended June 30, 2022.

Pro-forma statements

The following table contains an unaudited pro forma condensed consolidated statement of operations for the six-month period ended June 30, 2022, as if the Advant acquisition had occurred at the beginning of 2022 (in thousands):

Six-month Period Ended
June 30, 2022
(Unaudited)
Sales	$169,812
Operating income	$19,302
Net income	$14,341
Earnings per share:
Basic	$1.90
Diluted	$1.88

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have occurred had the acquisition occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

(3)	Revenue Recognition

The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of ASC 606 which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes all but an immaterial portion of its product sales upon shipment. The Company recognizes revenue from the sale of tooling and machinery primarily upon customer acceptance. The Company recognizes revenue from engineering services, which are primarily product development services, as the services are performed or as otherwise determined based on the substance of the agreement. The Company recognizes revenue from bill and hold transactions at the time the specified goods are complete and available to the customer. In the ordinary course of business, the Company accepts sales returns from customers for defective goods, such amounts being immaterial. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the good and are expensed when revenue is recognized.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net sales of:	2023	2022	2023	2022
Products	$98,660	$89,672	$193,352	$159,137
Tooling and Machinery	259	2,846	1,553	3,324
Engineering services	1,118	1,825	2,885	3,124
Total net sales	$100,037	$94,343	$197,790	$165,585

Contract balances

Timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheets.

The following table presents a roll-forward of contract liabilities activity for the six-month periods ended June 30, 2023 and 2022 (in thousands):

	Contract Liabilities
	Six Months Ended June 30,
	2023	2022
Deferred revenue - beginning of period	$4,679	$4,247
Increases due to consideration received from customers	2,151	3,378
Revenue recognized	(2,564)	(2,013)
Deferred revenue - end of period	$4,266	$5,612

Revenue recognized during the three-and-six-month periods ended June 30, 2023 from amounts included in deferred revenue at the beginning of the period were approximately $0.1 million and $2.0 million, respectively.

Revenue recognized during the three-and-six-month periods ended June 30, 2022 from amounts included in deferred revenue at the beginning of the period were approximately $1.5 million and $1.8 million, respectively.

When invoicing occurs after revenue recognition, the Company has contract assets, included within “receivables” on the condensed consolidated balance sheet.

The following table presents a roll-forward of contract assets activity for the six-month periods ended June 30, 2023 and 2022 (in thousands):

	Contract Assets
	Six Months Ended June 30,
	2023	2022
Unbilled receivables - beginning of period	$270	$74
Increases due to revenue recognized, not invoiced to customers	2,070	1,937
Decreases due to customer invoicing	(2,047)	(1,784)
Unbilled receivables - end of period	$293	$227

(4)	Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	June 30,
	2023	2022
Cash paid for:
Interest	$1,912	$1,038
Income taxes, net of refunds	8,112	5,033

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$218	$208
Operating lease right of use asset	1,524	289
Operating lease liabilities	(1,560)	(289)

(5)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accounts receivable–trade	$64,808	$55,850
Less allowance for credit losses	(718)	(733)
Receivables, net	$64,090	$55,117

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers' trade accounts receivables. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on the aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible. Estimates based on an assessment of anticipated payment and all other historical, current, and future information that is reasonably available are used to determine the allowance.

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected as of June 30, 2023 and 2022 (in thousands):

	Allowance for Credit Losses
	Six Months Ended June 30,
	2023	2022
Allowance - beginning of period	$733	$519
Provision (Adjustment) for expected credit losses	(13)	159
Amounts written off against the allowance	(10)	(14)
Recoveries	8	-
Allowance - end of period	$718	$664

(6)	Fair Value of Financial Instruments

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2023	December 31, 2022
Level 3
Purchase price contingent consideration:
Accrued contingent consideration (earn-out)	$12,619	$14,568
Present value of non-competition payments	8,429	10,043

In connection with the acquisition of DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the DAS Medical acquisition are up to $20 million. The Company paid $5 million during the second quarter of 2023. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $9.7 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation were managements financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liability for the contingent consideration payments recognized at June 30, 2023 totaled approximately $12.6 million.

Also in connection with the DAS Medical and Advant Medical acquisitions, the Company has entered into Non-Competition Agreements with the beneficiaries and the Company has agreed to pay additional consideration to the parties to the Non-Competition Agreements, including an aggregate of $10.0 million in payments over the ten years following the closing of the DAS Medical acquisition for the 10-year noncompetition covenants of certain key owners. The present value of the Non-Competition Agreements totaled approximately $8.4 million. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for the acquisition is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2022. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Share-based compensation related to:	2023	2022	2023	2022
Common stock grants	$100	$100	$200	$200
Stock option grants	113	60	207	113
Restricted Stock Unit Awards ("RSUs")	984	621	1,846	1,160
Total share-based compensation	$1,197	$781	$2,253	$1,473

The total income tax benefit recognized in the condensed consolidated statements of comprehensive income for share-based compensation arrangements was approximately $752 thousand and $236 thousand for the three-month periods ended June 30, 2023 and 2022, respectively, and approximately $1.6 million and $617 thousand for the six-month periods ended June 30, 2023 and 2022, respectively.

Common stock grants

The compensation expense for common stock grants during the six-month period ended June 30, 2023, was determined based on an approved fixed dollar amount with the number of shares to be determined on the date of issuance.

Stock Option grants

The following is a summary of stock option activity under all plans for the six-month period ended June 30, 2023:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	92,075	$39.98
Granted	12,153	131.13
Exercised	(25,740)	30.67
Outstanding at June 30, 2023	78,488	$57.14	6.06	$10,730
Exercisable at June 30, 2023	66,335	$43.59	5.98	$9,967
Vested and expected to vest at June 30, 2023	78,488	$57.14	$6.06	$10,730

On June 7, 2023, the Company granted options to its directors for the purchase of 4,215 shares of the Company’s common stock at that day’s closing price of $167.98. On February 14, 2023, the Company granted options to its President and Chief Executive Officer for the purchase of 7,935 shares of common stock at that day’s closing price of $111.54. The compensation expense related to these grants was determined as the fair value of the options using the Black-Scholes option pricing model based on the following assumptions:

Expected volatility	36.6% / 40.6%
Expected dividends	None
Risk-free interest rate	3.6% / 3.9%
Exercise price	$111.54 / $167.98
Expected term (years)	6.2 / 6.8
Weighted-average grant date fair value	$37.81 / $71.17

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

During the six-month period ended June 30, 2023 and 2022, the total intrinsic value of all options exercised was approximately $3.0 million and $72 thousand, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $789 thousand and $21 thousand, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the six-month period ended June 30, 2023, 861 shares were surrendered at an average market price of $127.05. Zero shares were surrendered during the same period in 2022.

RSUs

The following table summarizes information about RSU activity during the six-month period ended June 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	102,048	$56.02
Awarded	46,050	113.91
Shares vested	(52,126)	55.17
Shares forfeited	(99)	97.61
Outstanding at June 30, 2023	95,873	$53.59

At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the six-month period ended June 30, 2023 and 2022, 20,457 and 19,425 shares were surrendered at an average market price of $117.95 and $67.05, respectively.

As of June 30, 2023, the Company had approximately $7.5 million of unrecognized compensation expense that is expected to be recognized over a period of 2.75 years.

(8)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	June 30,	December 31,
	2023	2022
Raw materials	$44,018	$42,475
Work in process	7,453	4,183
Finished goods	11,578	6,878
Total inventory	$63,049	$53,536

(9)	Property, Plant and Equipment

Property, plant, and equipment consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Land and improvements	$4,834	$4,811
Buildings and improvements	34,528	34,446
Leasehold improvements	7,920	5,503
Machinery & equipment	53,533	52,233
Furniture, fixtures, computers & software	6,544	6,401
Construction in progress	8,476	7,272
Property, plant and equipment	$115,835	$110,666
Accumulated depreciation and amortization	(55,996)	(52,594)
Net property, plant and equipment	$59,839	$58,072

(10)	Leases

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

ROU assets and lease liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Operating lease ROU assets	$13,751	$12,942
Finance lease ROU assets	181	211
Total ROU assets	$13,932	$13,153
Operating lease liabilities, current	$2,554	$2,458
Finance lease liabilities, current	60	59
Total lease liabilities, current	$2,614	$2,517
Operating lease liabilities, long-term	$11,541	$10,695
Finance lease liabilities, long-term	126	156
Total lease liabilities, long-term	$11,667	$10,851

	Six Months Ended
	June 30,
	($ in thousands)
	2023	2022
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$30	$30
Interest on lease liabilities	2	3
Operating lease cost	1,480	1,301
Variable lease cost	159	156
Short-term lease cost	14	43
Total lease cost	$1,685	$1,533

	Six Months Ended
	June 30,
	($ in thousands)
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,407	$1,183
Financing cash flows from finance leases	32	32

Weighted-average remaining lease term (years):
Finance	3.04	4.04
Operating	4.81	4.06
Weighted-average discount rate:
Finance	2.10%	2.10%
Operating	3.43%	2.76%

The aggregate future lease payments for leases as of June 30, 2023 are as follows (in thousands):

	Finance	Operating
Remainder of 2023	$32	$1,473
2024	63	2,962
2025	63	2,797
2026	29	2,429
2027	6	2,064
Thereafter	-	3,773
Total lease payments	193	15,498
Less: Interest	(7)	(1,403)
Present value of lease liabilities	$186	$14,095

(11)	Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	7,625	7,563	7,608	7,554
Weighted average common equivalent shares due to restricted stock, stock options and RSUs	65	45	81	64
Diluted weighted average common shares outstanding	7,690	7,608	7,689	7,618

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related stock options during the period. These outstanding stock options are not included in the computation of diluted income per share because the effect would be antidilutive. For the three- and six-month period ended June 30, 2023, the number of stock options excluded from the computation of diluted earnings per share for this reason was 4,218 and 12,153, respectively. For both the three- and six-month period ended June 30, 2022, the number of stock options excluded from the computation of diluted earnings per share for this reason was 9,876.

(12)	Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues shipped to customers outside of the United States comprised approximately 18.5 % and 17.6 % for the three- and six-month periods ended June 30, 2023, respectively. Revenues shipped to customers outside of the United States comprised approximately 16.9% and 14.8% for the three- and six-month periods ended June 30, 2022, respectively.

One customer comprised 24.7% and 22.7% of the Company’s consolidated revenues for the three- and six-month periods ended June 30, 2023, respectively. One customer comprised 20.2% and 17.8% of the Company’s consolidated revenues for the three-and-six month periods ended June 30, 2022, respectively.

At June 30, 2023, two customers represented approximately 23.8% of gross accounts receivable. At December 31, 2022, one customer represented approximately 10% of gross accounts receivable.

Approximately 18.6% and 17.0% of all long-lived assets are located outside of the United States at June 30, 2023 and December 31, 2022, respectively.

The Company’s products are primarily sold to customers within the Medical, Aerospace & Defense, Automotive, and Industrial/Other markets. Net sales by market for the three- and six-month periods ended June 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$86,150	86.1%	$74,290	78.7%	$169,965	85.9%	$126,873	76.6%
Aerospace & Defense	4,234	4.2%	3,751	4.0%	8,451	4.3%	7,507	4.5%
Automotive	4,096	4.1%	4,351	4.6%	8,443	4.3%	8,702	5.3%
Industrial / Other	5,557	5.6%	11,951	12.7%	10,931	5.5%	22,503	13.6%
Net Sales	$100,037	100.0%	$94,343	100.0%	$197,790	100.0%	$165,585	100.0%

(13)	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the six months ended June 30, 2023 was as follows (in thousands):

Goodwill

December 31, 2022	$113,028
Foreign currency translation	140
June 30, 2023	$113,168

The carrying values of the Company’s definite lived intangible assets as of June 30, 2023 are as follows (in thousands):

	Intellectual Property / Tradename & Brand	Non- Compete	Customer List	Total
Weighted-average amortization period (years)	11.9	9.3	20
Gross amount	$7,106	$5,502	$65,232	$77,840
Accumulated amortization	(1,028)	(1,260)	(9,299)	(11,587)
Net balance	$6,078	$4,242	$55,933	$66,253

Amortization expense related to intangible assets was approximately $1.0 million and $1.1 million, respectively, for the three-month periods ended June 30, 2023 and 2022, and $2.1 million and $2.1 million, respectively, for the six-month periods ended June 30, 2023 and 2022. The estimated remaining amortization expense as of June 30, 2023 is as follows (in thousands):

Remainder of 2023	$3,308
2024	4,401
2025	4,401
2026	4,399
2027	4,397
2028	4,350
Thereafter	40,997
Total	$66,253

(14)	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued contingent consideration (earn-out)	$7,619	$9,568
Present value of non-competition payments	6,467	8,155
Other	500	497
	$14,586	$18,220

(15)	Income Taxes

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 25.6% and 23.2% of income before income tax expense for the three-month periods ended June 30, 2023 and 2022, respectively. The Company recorded income tax expense of approximately 22.4% and 22.1% of income before income tax expense for the six-month periods ended June 30, 2023 and 2022, respectively.

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

The credit facilities under the Second Amended and Restated Credit Agreement consist of a $40 million secured term loan to the Company and a secured revolving credit facility, under which the Company  may borrow up to $90 million. The Second Amended and Restated Credit Agreement matures on  December 21, 2026. The secured term loam requires quarterly principal payments of $1,000,000 commencing on  March 31, 2022. The proceeds of the Second Amended and Restated Credit Agreement  may be used for general corporate purposes, including funding certain permitted acquisitions. The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors.

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

At  June 30, 2023, the Company had approximately $57 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At  June 30, 2023, the applicable interest rate was approximately 6.4% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

June 30, 2023
Revolving credit facility	$23,000
Term loan	34,000
Total long-term debt	57,000
Current portion	(4,000)
Long-term debt, excluding current portion	$53,000

Future maturities of long-term debt at June 30, 2023 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2023	$2,000	$-	$2,000
2024	4,000	-	4,000
2025	4,000	-	4,000
2026	24,000	23,000	47,000
	$34,000	$23,000	$57,000

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects; statements about the Company’s acquisition strategies and opportunities and the Company’s growth potential and strategies for growth; expectations regarding customer demand; expectations regarding the Company’s liquidity and capital resources, including the sufficiency of its cash reserves and the availability of borrowing capacity to fund operations and/or potential future acquisitions; anticipated revenues and the timing of such revenues; expectations about shifting the Company’s book of business to higher-margin, longer-run opportunities; anticipated trends and potential advantages in the different markets in which the Company competes, including the medical, aerospace and defense, automotive, and industrial/other markets, and the Company’s plans to expand in certain of its markets; statements regarding anticipated advantages the Company expects to realize from its investments and capital expenditures; statements regarding anticipated advantages to improvements and alterations at the Company’s existing plants; expectations regarding the Company’s manufacturing capacity, operating efficiencies, and new production equipment; statements about new product offerings and program launches; statements about the Company’s participation and growth in multiple markets; statements about the Company’s business opportunities; and any indication that the Company may be able to sustain or increase its sales, earnings or earnings per share, or its sales, earnings or earnings per share growth rates.

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

Sales for the Company for the six-month period ended June 30, 2023 increased 19.4% to $197.8 million from $165.6 million in the same period last year, primarily due to an increase in organic sales of approximately 23.9%. Gross profit as a percentage of sales (“gross margin”) for the six-month period ended June 30, 2023 increased to 29.5% from 25.0% in the same period last year, largely due to improved operating efficiencies and price adjustments in response to inflationary increases in input costs. Operating income and net income increased 61.0% and 56.8%, respectively.

Results of Operations

Sales

Sales for the three-month period ended June 30, 2023 increased approximately 6.0% to $100.0 million from sales of $94.3 million for the same period in 2022. The increase in sales is primarily due to increases in sales to customers in the Medical market of 15.9%. Sales to all other markets declined 30.6%, primarily due to the Company’s disposition of its molded fiber business in July, 2022 (see “Note 2. Acquisition and Divestiture” in the notes to our interim condensed consolidated financial statements).

Sales for the six-month period ended June 30, 2023 increased approximately 19.4% to $197.8 million from sales of $165.6 million for the same period in 2022. The increase in sales is primarily due to increases in sales to customers in the Medical market of 34.0%. Sales to all other markets declined 28.1%, primarily due to the Company’s disposition of its molded fiber business in July, 2022 (see “Note 2. Acquisition and Divestiture” in the notes to our interim condensed consolidated financial statements).

Gross Profit

Gross margin increased to 29.6% for the three-month period ended June 30, 2023, from 25.8% for the same period in 2022. As a percentage of sales, material and labor costs collectively decreased 0.4%, while overhead costs decreased 3.4%. The increase in gross margin is primarily due to the leverage of organic sales growth over the fixed portion of overhead, as well as improved operating efficiencies and price adjustments in response to inflationary increases in input costs.

Gross margin increased to 29.5% for the six-month period ended June 30, 2023, from 25.0% for the same period in 2022 As a percentage of sales, material and labor costs collectively increased 0.2%, while overhead costs decreased 4.6%. The increase in gross margin is primarily due to the leverage of organic sales growth over the fixed portion of overhead, as well as improved operating efficiencies and price adjustments in response to inflationary increases in input costs.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 1.8% to $12.3 million for the three-month period ended June 30, 2023, from $12.1 million for the same period in 2022, largely due to increased compensation, benefits and payroll tax expenses. As a percentage of sales, SG&A decreased to 12.3% for the three-month period ended June 30, 2023, from 12.8% for the same three-month period in 2022, primarily due to the leverage of organic sales growth over relatively fixed SG&A.

SG&A increased approximately 14.6% to $25.3 million for the six-month period ended June 30, 2023, from $22.1 million for the same period in 2022, largely due to increased compensation, benefits and payroll tax expenses and the additional SG&A expenses from the Advant acquisition. As a percentage of sales, SG&A decreased to 12.8% for the three-month period ended June 30, 2023, from 13.3% for the same three-month period in 2022, primarily due to the leverage of organic sales growth over relatively fixed SG&A.

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

Change in fair value of contingent consideration

In connection with the acquisition of DAS Medical in 2021, the Company is required to make contingent payments, subject to the acquired entities achieving certain financial performance thresholds. The contingent consideration payments for the DAS Medical acquisition are up to $20 million. The Company paid $5 million during the second quarter of 2023. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $9.7 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation were managements financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liability for the contingent consideration payments recognized at June 30, 2023 totaled approximately $12.6 million. The change in fair value of contingent consideration for the three- and six-month periods ended June 30, 2023, resulted in an expense of approximately $0.2 million and $3.1 million, respectively, and was included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.

Interest Income and Expense

Net interest expense was approximately $1.1 million for the three-month period ended June 30, 2023, compared to approximately $0.7 million for the same period in 2022. The increase in net interest expense for the three-month period ended June 30, 2023 was primarily due to higher interest rates in 2023.

Net interest expense was approximately $2.0 million for the six-month period ended June 30, 2023 compared to approximately $1.1 million in the same period of 2022. The increase in net interest expense for the three-month period ended June 30, 2023 was primarily due to higher interest rates in 2023.

Other (Income) Expense

Other income was approximately $20 thousand and $157 thousand for the three-month periods ended June 30, 2023 and 2022, respectively, and other expense was approximately $56 thousand compared to other income of $209 thousand for the six-month periods ended June 30, 2023 and 2022, respectively. The changes in other income/expense in both periods are primarily generated by foreign currency transaction gains/losses and changes in the fair value of the swap liability (in 2022 only), which is driven by anticipated future interest rate changes, offset by net cash settlement amounts related to the swap.

Income Taxes

The Company recorded tax expense of approximately 25.6% and 23.2% of income before income tax expense, respectively, for each of the three-month periods ended June 30, 2023 and 2022. The increase in the effective tax rate for the current period as compared to the prior period was largely due to expected annual limitations on deductibility of executive cash and equity compensation due to section 162M of the IRS code.

The Company recorded tax expense of approximately 22.4% and 22.1% of income before income tax expense, respectively, for each of the six-month periods ended June 30, 2023 and 2022. The increase in the effective tax rate for the current period as compared to the prior period was largely due to expected annual limitations on deductibility of executive cash and equity compensation due to section 162M of the IRS code. The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the six-month period ended June 30, 2023 was approximately $10.6 million and was primarily a result of net income generated of approximately $21.6 million, depreciation and amortization of approximately $5.6 million, share-based compensation of approximately $2.3 million, a change in the fair value of contingent consideration of approximately $3.1 million, a decrease in other assets of $1.2 million, and an increase in accounts payable of approximately $4.9 million due to the building of inventory to meet demand and the timing of vendor payments in the ordinary course of business.

These cash inflows and adjustments to income were partially offset by a decrease in deferred taxes of approximately $0.5 million, an increase in accounts receivable of approximately $8.8 million due to higher sales in the last two months of the second quarter of 2023 as compared to the same period in the fourth quarter of 2022, an increase in inventory of approximately $9.4 million due to inventory build for upcoming demand and restocking to historical levels, an increase in prepaid expenses and other current assets of approximately $1.4 million primarily due to the payment of current year insurance policies, a decrease in income taxes payable of approximately $1.4 million, a decrease in accrued expenses of approximately $6.2 million due primarily to the payment of accrued compensation, and a decrease in deferred revenue of approximately $0.4 million to the recognition of deferred tooling and development revenue.

Net cash used in investing activities during the six-month period ended June 30, 2023 was approximately $4.9 million and was primarily the result of additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash used in financing activities was approximately $4.8 million during the six-month period ended June 30, 2023, representing payments on the revolving line of credit of approximately $5.0 million, principal payments of long-term debt of approximately $2.0 million, payments of contingent consideration of approximately $5.0 million, and statutory withholding for stock options exercised and restricted stock units vested of approximately $2.5 million, partially offset by borrowings under our credit facility of approximately $9.0 million and proceeds from the exercise of stock options of approximately $0.7 million.

Outstanding and Available Debt

On December 22, 2021, the Company, as the borrower, entered into a secured $130 million Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) with certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) and Bank of America, N.A., in its capacity as the initial lender, Administra‐tive Agent, Swingline Lender and L/C Issuer, and certain other lenders from time-to-time party thereto. The Second Amended and Restated Credit Agreement amends and restates the Company’s prior credit agreement, originally dated as of February 1, 2018.

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

At June 30, 2023, the Company had approximately $57.0 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At June 30, 2023, the applicable interest rate was approximately 6.4% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

June 30, 2023
Revolving credit facility	$23,000
Term loan	34,000
Total long-term debt	57,000
Current portion	(4,000)
Long-term debt, excluding current portion	$53,000

Future maturities of long-term debt at June 30, 2023 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2023	$2,000	$-	$2,000
2024	4,000	-	4,000
2025	4,000	-	4,000
2026	24,000	23,000	47,000
	$34,000	$23,000	$57,000

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its amended and restated credit facility. The Company generated cash of approximately $10.6 million from operations during the six months ended June 30, 2023; and the Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and additional borrowings from the revolving credit facility are possible. Further, the economic uncertainty resulting from events including inflation, bank failures and, the Ukraine war could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

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

The Company did not repurchase any shares of its common stock under this program in the first six months of 2023. At June 30, 2023 approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Critical Accounting Estimates

There have been no material changes to the Company’s Critical Accounting Estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

ITEM 1A:       RISK FACTORS

The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II, Item 1A,. There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our Quarterly Report on Form-Q for the quarter ended March 31, 2023.

ITEM 2:          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:          DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:          MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5:          OTHER INFORMATION

Insider Trading Arrangements and Policies

During the second quarter of 2023, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of regulation S-K)

ITEM 6:           EXHIBITS

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of UFP Technologies, Inc., dated June 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2023 (SEC File No. 001-12648)).

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

UFP TECHNOLOGIES, INC.

Date: August 9, 2023	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: August 9, 2023	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer