Form 10-Q
period 2023-09-30
UFP TECHNOLOGIES INC
filed 2023-11-09
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 2023

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

Yes ☐ No ☒

7,638,812 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of November 2, 2023

UFP Technologies, Inc.

PART I:	FINANCIAL INFORMATION
ITEM 1:	FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$6,376	$4,451
Receivables, net	60,968	55,117
Inventories	69,777	53,536
Prepaid expenses and other current assets	2,865	3,242
Refundable income taxes	481	-
Total current assets	140,467	116,346
Property, plant and equipment, net	60,687	58,072
Goodwill	112,968	113,028
Intangible assets, net	65,020	68,361
Non-qualified deferred compensation plan	4,824	4,148
Right of use assets	14,225	13,153
Deferred income taxes	986	1,448
Other assets	633	3,636
Total assets	$399,810	$378,192

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,948	$19,961
Accrued expenses	18,663	23,122
Deferred revenue	3,814	4,679
Lease liabilities	3,163	2,517
Income taxes payable	-	1,682
Current installments of long-term debt	4,000	4,000
Total current liabilities	56,588	55,961
Long-term debt, excluding current installments	39,000	51,000
Deferred income taxes	443	448
Non-qualified deferred compensation plan	4,892	4,167
Lease liabilities	11,464	10,851
Other liabilities	15,040	18,220
Total liabilities	127,427	140,647
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,668,371 and 7,638,812 shares issued and outstanding, respectively, at September 30, 2023; 7,611,244 and 7,581,685 shares issued and outstanding, respectively, at December 31, 2022	76	76
Additional paid-in capital	37,851	36,070
Retained earnings	235,912	202,596
Accumulated other comprehensive loss	(869)	(610)
Treasury stock at cost: 29,559 shares at September 30, 2023 and December 31, 2022	(587)	(587)
Total stockholders’ equity	272,383	237,545
Total liabilities and stockholders' equity	$399,810	$378,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$100,784	$96,970	$298,575	$262,555
Cost of sales	73,034	71,447	212,479	195,575
Gross profit	27,750	25,523	86,096	66,980
Selling, general & administrative expenses	12,467	11,822	37,771	33,909
Acquisition costs	-	10	-	1,027
Change in fair value of contingent consideration	238	3,346	3,289	9,348
Gain on sale of Molded Fiber business	-	(15,623)	-	(15,623)
Loss (gain) on sale of property, plant & equipment	-	3	108	(6,206)
Operating income	15,045	25,965	44,928	44,525
Interest expense, net	933	830	2,890	1,891
Other (income) expenses	(29)	(104)	28	(313)
Income before income tax expense	14,141	25,239	42,010	42,947
Income tax expense	2,447	5,699	8,694	9,620
Net income	$11,694	$19,540	$33,316	$33,327

Net income per share:
Basic	$1.53	$2.58	$4.37	$4.41
Diluted	$1.52	$2.56	$4.33	$4.37
Weighted average common shares outstanding:
Basic	7,639	7,570	7,619	7,559
Diluted	7,709	7,638	7,697	7,629

Comprehensive Income
Net Income	$11,694	$19,540	$33,316	$33,327
Other comprehensive income:
Foreign currency translation adjustment	(793)	(1,725)	(259)	(2,860)
Other comprehensive loss	(793)	(1,725)	(259)	(2,860)
Comprehensive income	$10,901	$17,815	$33,057	$30,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three and Nine Months Ended September 30, 2023
			Additional		Accumulated			Total
	Common Stock		Paid-in	Retained	Other Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2022	7,582	$76	$36,070	$202,596	$(610)	30	$(587)	$237,545
Share-based compensation	49	-	1,056	-	-	-	-	1,056
Exercise of stock options net of shares presented for exercise	3	-		-	-	-	-	-
Net share settlement of RSUs	(21)	-	(2,413)	-	-	-	-	(2,413)
Issuance of common stock	-	-	64	-	-	-	-	64
Other comprehensive income	-	-	-	-	493	-	-	493
Net income	-	-	-	9,739	-	-	-	9,739
Balance at March 31, 2023	7,613	$76	$34,777	$212,335	$(117)	30	$(587)	$246,484
Share-based compensation	4	-	1,197	-	-	-	-	1,197
Exercise of stock options	22	-	680	-	-	-	-	680
Other comprehensive income	-	-	-	-	41	-	-	41
Net income	-	-	-	11,883	-	-	-	11,883
Balance at June 30, 2023	7,639	$76	$36,654	$224,218	$(76)	30	$(587)	$260,285
Share-based compensation	-	-	1,197	-	-	-	-	1,197
Other comprehensive loss	-	-	-	-	(793)	-	-	(793)
Net income	-	-	-	11,694	-	-	-	11,694
Balance at September 30, 2023	7,639	$76	$37,851	$235,912	$(869)	30	$(587)	$272,383

Three and Nine Months Ended September 30, 2022
			Additional		Accumulated			Total
	Common Stock		Paid-in	Retained	Other Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2021	7,535	$75	$34,151	$160,807	$-	30	$(587)	$194,446
Share-based compensation	46	1	691	-	-	-	-	692
Net share settlement of RSUs	(20)	-	(1,299)	-	-	-	-	(1,299)
Other comprehensive income	-	-	-	-	381	-	-	381
Net income	-	-	-	4,858	-	-	-	4,858
Balance at March 31, 2022	7,561	$76	$33,543	$165,665	$381	30	$(587)	$199,078
Share-based compensation	4	-	781	-	-	-	-	781
Exercise of stock options	1	-	21	-	-	-	-	21
Net share settlement of RSUs	-	-	(3)	-	-	-	-	(3)
Other comprehensive income	-	-	-	-	(1,516)	-	-	(1,516)
Net income	-	-	-	8,929	-	-	-	8,929
Balance at June 30, 2022	7,566	$76	$34,342	$174,594	$(1,135)	30	$(587)	$207,290
Share-based compensation	-	-	897	-	-	-	-	897
Exercise of stock options	13	-	157	-	-	-	-	157
Other comprehensive loss	-	-	-	-	(1,725)	-	-	(1,725)
Net income	-	-	-	19,540	-	-	-	19,540
Balance at September 30, 2022	7,579	$76	$35,396	$194,134	$(2,860)	30	$(587)	$226,159

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$33,316	$33,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,446	9,137
Loss (gain) on disposal of property, plant & equipment	108	(6,206)
Gain on sale of Molded Fiber business	-	(15,623)
Share-based compensation	3,450	2,370
Deferred income taxes	474	415
Change in fair value of contingent consideration	3,289	9,348
Changes in operating assets and liabilities:
Receivables, net	(5,791)	(19,841)
Inventories	(16,267)	(20,085)
Prepaid expenses and other current assets	377	118
Income taxes payable	(2,161)	(3,624)
Other assets	1,255	(2,637)
Accounts payable	6,715	6,334
Accrued expenses	(4,272)	12,991
Deferred revenue	(865)	501
Non-qualified deferred compensation plan and other liabilities	559	(6,669)
Net cash provided by (used in) operating activities	28,633	(144)
Cash flows from investing activities:
Additions to property, plant, and equipment	(7,734)	(10,816)
Acquisition of Advant, net of cash acquired	-	(20,768)
Acquisition of DAS Medical, working capital adjustment	-	115
Proceeds from sale of Molded Fiber	-	29,007
Proceeds from sale of fixed assets	2	6,717
Net cash (used in) provided by investing activities	(7,732)	4,255
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	9,000	44,000
Payments on revolving line of credit	(18,000)	(45,000)
Principal payments of long-term debt	(3,000)	(3,000)
Payment of contingent consideration	(5,000)	-
Principal payments on finance lease obligations	(47)	(47)
Proceeds from exercise of stock options	680	178
Payment of statutory withholdings for restricted stock units vested	(2,413)	(1,302)
Net cash used in financing activities	(18,780)	(5,171)
Effect of foreign currency exchange rates on cash and cash equivalents	(196)	(120)
Net increase (decrease) in cash and cash equivalents	1,925	(1,180)
Cash and cash equivalents at beginning of period	4,451	11,117
Cash and cash equivalents at end of period	$6,376	$9,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

The condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023.

Recent Accounting Pronouncements

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements.

(2)	Acquisition and Divestiture

Molded Fiber

On  July 26, 2022, pursuant to a share purchase agreement and related agreements, the Company sold its former wholly owned subsidiary Moulded Fibre Technology, Inc. (“MFT”) and related real estate in Iowa to CKF USA INCORPORATED (“CKF”) (a Delaware Corporation) for approximately $31.5 million. The net book value of the assets sold was approximately $15.4 million and the Company recorded a net gain on sale of approximately $15.7 million, which was recorded in the year ended  December 31, 2022. $2.6 million of the purchase price is being held in escrow to indemnify CKF against certain claims, losses, and liabilities, which is scheduled to be released in January 2024. The Securities Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type. Proceeds from the sale were used to pay down debt on the Company’s revolving credit facility, as well as income tax obligations on the related gain.

Advant Medical

On March 16, 2022, the Company purchased 100% of the outstanding shares of common stock of Advant Medical, Ltd., Advant Medical Inc., and Advant Medical Costa Rica, Limitada, (together Advant), pursuant to a Stock Purchase Agreement and related agreements, for an aggregate purchase price of €19.0 million in cash along with a working capital adjustment at closing. Total consideration in U.S. Dollars amounted to approximately $21.2 million. The Stock Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

Founded in 1993, Advant is headquartered in Galway, Ireland, with operations in Costa Rica and partner manufacturing in Mexico. Advant is a developer and contract manufacturer of medical devices and packaging, primarily for catheters and guide wires.

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

Acquisition costs associated with the transaction through the third quarter of 2022 were approximately $789 thousand, of which $759 thousand was charged to expense in the nine-months ended September 30, 2022 and $30 thousand was charged to expense in the year ended December 31, 2021. These costs were primarily for legal, investment banking and valuation services, as well as stamp duty filings and are reflected on the face of the income statement.

The amount of revenue and earnings of Advant recognized since the acquisition date through the third quarter of 2022 was approximately $13.6 million and $1.8 million, respectively, and is included in the condensed consolidated statement of comprehensive income for the period ended September 30, 2022.

Pro-forma statements

The following table contains an unaudited pro forma condensed consolidated statement of operations for the nine-month period ended September 30, 2022, as if the Advant acquisition had occurred at the beginning of 2022 (in thousands):

Nine-month Period Ended
September 30, 2022
(Unaudited)
Sales	$266,782
Operating income	$45,268
Net income	$33,881
Earnings per share:
Basic	$4.48
Diluted	$4.44

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have occurred had the acquisition occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

(3)	Revenue Recognition

The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of ASC 606 which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes all but an immaterial portion of its product sales upon shipment. The Company recognizes revenue from the sale of tooling and machinery primarily upon customer acceptance. The Company recognizes revenue from engineering services, which are primarily product development services, as the services are performed or as otherwise determined based on the substance of the agreement. The Company recognizes revenue from bill and hold transactions at the time the specified goods are complete and available to the customer. In the ordinary course of business, the Company accepts sales returns from customers for defective goods, such amounts being immaterial. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the goods and are expensed when revenue is recognized.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net sales of:	2023	2022	2023	2022
Products	$98,261	$92,860	$291,612	$251,996
Tooling and Machinery	1,431	2,659	2,985	5,984
Engineering services	1,092	1,451	3,978	4,575
Total net sales	$100,784	$96,970	$298,575	$262,555

Contract balances

The timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheets.

The following table presents a roll-forward of contract liabilities activity for the nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Contract Liabilities
	Nine Months Ended September 30,
	2023	2022
Deferred revenue - beginning of period	$4,679	$4,247
Increases due to consideration received from customers	3,169	4,836
Revenue recognized	(4,034)	(4,335)
Decrease due to sale of Molded Fiber	-	(575)
Deferred revenue - end of period	$3,814	$4,173

Revenue recognized during the nine month periods ended September 30, 2023 and 2022 from amounts included in deferred revenue at the beginning of the period were approximately $2.4 million and $2.2 million, respectively.

When invoicing occurs after revenue recognition, the Company has contract assets, included within “receivables” on the condensed consolidated balance sheet.

The following table presents a roll-forward of contract assets activity for the nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Contract Assets
	Nine Months Ended September 30,
	2023	2022
Unbilled receivables - beginning of period	$270	$74
Increases due to revenue recognized, not invoiced to customers	2,898	3,065
Decreases due to customer invoicing	(3,020)	(2,429)
Unbilled receivables - end of period	$148	$710

(4)	Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for:
Interest	$2,838	$1,869
Income taxes, net of refunds	10,174	12,315

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$185	$133
Operating lease right of use asset	2,492	289
Operating lease liabilities	(2,548)	(289)

(5)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accounts receivable–trade	$61,694	$55,850
Less allowance for credit losses	(726)	(733)
Receivables, net	$60,968	$55,117

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected as of September 30, 2023 and 2022 (in thousands):

	Allowance for Credit Losses
	Nine Months Ended September 30,
	2023	2022
Allowance - beginning of period	$733	$519
Provision (adjustment) for expected credit losses	(5)	275
Amounts written off against the allowance	(11)	(53)
Recoveries	9	-
Allowance - end of period	$726	$741

(6)	Fair Value of Financial Instruments

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

	September 30, 2023	December 31, 2022
Level 3
Purchase price contingent consideration:
Accrued contingent consideration (earn-out)	$12,857	$14,568
Present value of non-competition payments	8,489	10,043

In connection with the acquisition of DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the DAS Medical acquisition are up to $20 million. The Company paid $5 million during the second quarter of 2023. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $9.7 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation were managements financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liability for the contingent consideration payments recognized at September 30, 2023 totaled approximately $12.9 million. The change in fair value of contingent consideration for the acquisition is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.

Also in connection with the DAS Medical and Advant Medical acquisitions, the Company has entered into Non-Competition Agreements with the beneficiaries (certain previous owners of DAS and Advant) and the Company has agreed to pay additional consideration to the parties to the Non-Competition Agreements, including an aggregate of $10.0 million in payments over the ten years following the closing of the DAS Medical acquisition for the 10-year noncompetition covenants of certain key owners. The present value of the Non-Competition Agreements totaled approximately $8.5 million. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period.

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2022. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Share-based compensation related to:	2023	2022	2023	2022
Common stock grants	$100	$100	$300	$300
Stock option grants	112	75	320	188
Restricted Stock Unit Awards ("RSUs")	985	722	2,830	1,882
Total share-based compensation	$1,197	$897	$3,450	$2,370

The total income tax benefit recognized in the condensed consolidated statements of comprehensive income for share-based compensation arrangements was approximately $310 thousand and $485 thousand for the three-month periods ended September 30, 2023 and 2022, respectively, and approximately $1.9 million and $608 thousand for the nine-month periods ended September 30, 2023 and 2022, respectively.

Common stock grants

The compensation expense for common stock grants during the nine-month period ended September 30, 2023, was determined based on an approved fixed dollar amount with the number of shares to be determined on the date of issuance.

Stock Option grants

The following is a summary of stock option activity under all plans for the nine-month period ended September 30, 2023:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	92,075	$39.98
Granted	12,153	131.13
Exercised	(25,740)	30.67
Outstanding at September 30, 2023	78,488	$57.14	5.81	$8,214
Exercisable at September 30, 2023	66,335	$43.59	5.73	$7,818
Vested and expected to vest at September 30, 2023	78,488	$57.14	$5.81	$8,214

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

Expected volatility	36.6% / 40.6%
Expected dividends	None
Risk-free interest rate	3.6% / 3.9%
Exercise price	$111.54 / $167.98
Expected term	6.2 / 6.8 years
Weighted-average grant date fair value	$37.81 / $71.17

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

During the nine-month period ended September 30, 2023 and 2022, the total intrinsic value of all options exercised was approximately $3.0 million and $1.1 million, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $789 thousand and $367 thousand, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the nine-month period ended September 30, 2023, 861 shares were surrendered at an average market price of $127.05. During the nine-month period ended September 30, 2022, 1,876 shares were surrendered at an average market price of $95.82.

RSUs

The following table summarizes information about RSU activity during the nine-month period ended September 30, 2023:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested RSUs outstanding at December 31, 2022	102,048	$56.02
Awarded	46,050	113.91
Shares vested	(52,126)	55.17
Shares forfeited	(99)	97.61
Non-vested RSUs outstanding at September 30, 2023	95,873	$55.90

At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the nine-month period ended September 30, 2023 and 2022, 20,457 and 19,425 shares were surrendered at an average market price of $117.95 and $67.05, respectively.

As of September 30, 2023, the Company had approximately $6.4 million of unrecognized compensation expense that is expected to be recognized over a period of approximately 2.5 years.

(8)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	September 30,	December 31,
	2023	2022
Raw materials	$49,809	$42,475
Work in process	9,275	4,183
Finished goods	10,693	6,878
Total inventory	$69,777	$53,536

(9)	Property, Plant and Equipment

Property, plant, and equipment consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Land and improvements	$4,802	$4,811
Buildings and improvements	34,625	34,446
Leasehold improvements	8,107	5,503
Machinery & equipment	57,993	52,233
Furniture, fixtures, computers & software	7,071	6,401
Construction in progress	5,545	7,272
Property, plant and equipment	$118,143	$110,666
Accumulated depreciation and amortization	(57,456)	(52,594)
Net property, plant and equipment	$60,687	$58,072

(10)	Leases

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

ROU assets and lease liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Operating lease ROU assets	$14,059	$12,942
Finance lease ROU assets	166	211
Total ROU assets	$14,225	$13,153
Operating lease liabilities, current	$3,103	$2,458
Finance lease liabilities, current	60	59
Total lease liabilities, current	$3,163	$2,517
Operating lease liabilities, long-term	$11,353	$10,695
Finance lease liabilities, long-term	111	156
Total lease liabilities, long-term	$11,464	$10,851

	Nine Months Ended
	September 30,
	($ in thousands)
	2023	2022
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$45	$45
Interest on lease liabilities	3	4
Operating lease cost	2,304	1,962
Variable lease cost	240	228
Short-term lease cost	38	49
Total lease cost	$2,630	$2,288

	Nine Months Ended
	September 30,
	($ in thousands)
	2023	2022
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,197	$1,839
Financing cash flows from finance leases	47	47

Weighted-average remaining lease term (years):
Finance	2.79	3.79
Operating	4.57	3.88
Weighted-average discount rate:
Finance	2.10%	2.10%
Operating	3.42%	2.75%

The aggregate future lease payments for leases as of September 30, 2023 are as follows (in thousands):

	Operating	Finance
Remainder of 2023	$775	$16
2024	3,183	63
2025	3,024	63
2026	2,660	28
2027	2,302	6
Thereafter	4,019	-
Total lease payments	15,963	176
Less: Interest	(1,507)	(5)
Present value of lease liabilities	$14,456	$171

(11)	Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	7,639	7,570	7,619	7,559
Weighted average common equivalent shares due to restricted stock, stock options and RSUs	70	68	78	70
Diluted weighted average common shares outstanding	7,709	7,638	7,697	7,629

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related stock options during the period. These outstanding stock options are not included in the computation of diluted income per share because the effect would be antidilutive. For the three- and nine-month period ended September 30, 2023, the number of stock options excluded from the computation of diluted earnings per share for this reason was 4,218 and 12,153 respectively. For both the three- and nine-month periods ended September 30, 2022, the number of stock options excluded from the computation of diluted earnings per share for this reason was 9,876.

(12)	Segment Reporting

The Company consists of a single operating and reportable segment.

Revenues shipped to customers outside of the United States comprised approximately 15.4% and 16.8% for the three- and nine-month periods ended September 30, 2023, respectively. Revenues shipped to customers outside of the United States comprised approximately 18.0% and 16.0% for the three- and nine-month periods ended September, 2022, respectively.

One customer comprised 30.3% and 24.7% of the Company’s consolidated revenues for the three- and nine-month periods ended September 30, 2023, respectively. One customer comprised 25.1% and 20.5% of the Company’s consolidated revenues for the three- and nine-month periods ended September 30, 2022, respectively.

At September 30, 2023, two customers represented approximately 17.9% and 10.5%, respectively, of gross accounts receivable. At December 31, 2022, one customer represented approximately 10.5% of gross accounts receivable.

Approximately 16.5% and 17.0% of all long-lived assets are located outside of the United States at September 30, 2023 and December 31, 2022, respectively.

The Company’s products are primarily sold to customers within the Medical, Aerospace & Defense, Automotive, and Industrial/Other markets. Net sales by market for the three- and nine-month periods ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$87,127	86.5%	$81,591	84.2%	$257,092	86.1%	$208,464	79.4%
Aerospace & Defense	4,377	4.3%	3,590	3.7%	12,828	4.3%	11,097	4.2%
Automotive	4,378	4.3%	4,681	4.8%	12,821	4.3%	13,383	5.1%
Industrial / Other	4,902	4.9%	7,108	7.3%	15,834	5.3%	29,611	11.3%
Net Sales	$100,784	100.0%	$96,970	100.0%	$298,575	100.0%	$262,555	100.0%

(13)	Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2023 was as follows (in thousands):

Goodwill

December 31, 2022	$113,028
Foreign currency translation	(60)
September 30, 2023	$112,968

The carrying values of the Company’s definite lived intangible assets as of September 30, 2023 are as follows (in thousands):

	Intellectual Property / Tradename & Brand	Non- Compete	Customer List	Total
Weighted-average amortization period (years)	11.9	9.3	20
Gross amount	$7,046	$5,495	$65,149	$77,690
Accumulated amortization	(1,170)	(1,392)	(10,108)	(12,670)
Net balance	$5,876	$4,103	$55,041	$65,020

Amortization expense related to intangible assets was approximately $1.0 million and $1.1 million, respectively, for the three-month periods ended September 30, 2023 and 2022, and $3.1 million and $3.3 million, respectively, for the nine-month periods ended September 30, 2023 and 2022. The estimated remaining amortization expense as of September 30, 2023 is as follows (in thousands):

Remainder of 2023	$1,100
2024	4,401
2025	4,401
2026	4,399
2027	4,397
2028	4,350
Thereafter	41,972
Total	$65,020

(14)	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued contingent consideration (earn-out)	$7,857	$9,568
Present value of non-competition payments	6,683	8,155
Other	500	497
	$15,040	$18,220

(15)	Income Taxes

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 17.3% and 22.6% of income before income tax expense for the three-month periods ended September 30, 2023 and 2022, respectively. The Company recorded income tax expense of approximately 20.7% and 22.4% of income before income tax expense for the nine-month periods ended September 30, 2023 and 2022, respectively. The Company has recorded offsetting discrete tax adjustments, for the nine-month periods ended September 30, 2023, related to windfall tax benefits on stock-based compensation agreements, tax benefits related to federal tax amendments, and increase in tax reserves for R&D credits taken in prior years. The effective tax rate anticipated for the year differs from the federal statutory rate of 21% due to favorable rates in foreign countries, federal deductions available for certain exported goods and anticipated federal credits, offset by state income taxes and disallowed compensation under section 162M.

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

The credit facilities under the Second Amended and Restated Credit Agreement consist of a $40 million secured term loan to the Company and a secured revolving credit facility, under which the Company  may borrow up to $90 million. The Second Amended and Restated Credit Agreement matures on  December 21, 2026. The secured term loam requires quarterly principal payments of $1,000,000 which commenced on  March 31, 2022. The proceeds of the Second Amended and Restated Credit Agreement  may be used for general corporate purposes, including funding certain permitted acquisitions. The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors.

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

At  September 30, 2023, the Company had approximately $43 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At  September 30, 2023, the applicable interest rate was approximately 6.6% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

September 30, 2023
Revolving credit facility	$10,000
Term loan	33,000
Total long-term debt	43,000
Current portion	(4,000)
Long-term debt, excluding current portion	$39,000

Future maturities of long-term debt at September 30, 2023 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2023	$1,000	$-	$1,000
2024	4,000	-	4,000
2025	4,000	-	4,000
2026	24,000	10,000	34,000
	$33,000	$10,000	$43,000

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net sales for the Company for the nine-month period ended September 30, 2023 increased 13.7% to $298.6 million from $262.6 million in the same period last year, primarily due to an increase in organic sales of approximately 16.9%. Gross profit as a percentage of sales (“gross margin”) for the nine-month period ended September 30, 2023 increased to 28.8% from 25.5% in the same period last year, largely due to improved operating efficiencies and a higher margin mix of business.

Results of Operations

Net sales

Net sales for the three-month period ended September 30, 2023 increased approximately 3.9% to $100.8 million from sales of $97.0 million for the same period in 2022. The increase in net sales is primarily due to increases in sales to customers in the Medical market of 6.8%. Net sales to all other markets declined 11.2%, primarily due to the Company’s disposition of its molded fiber business in July, 2022 (see “Note 2. Acquisition and Divestiture” in the notes to our interim condensed consolidated financial statements).

Net sales for the nine-month period ended September 30, 2023 increased approximately 13.7% to $298.6 million from sales of $262.6 million for the same period in 2022. The increase in net sales is primarily due to increases in sales to customers in the Medical market of 34.0%. Net sales to all other markets declined 23.3%, primarily due to the Company’s disposition of its molded fiber business in July, 2022 (see “Note 2. Acquisition and Divestiture” in the notes to our interim condensed consolidated financial statements).

Gross Profit

Gross margin increased to 27.5% for the three-month period ended September 30, 2023, from 26.3% for the same period in 2022. As a percentage of sales, material and labor costs collectively decreased 1.5%, while overhead costs increased 0.2%. The increase in gross margin is primarily due to improved operating efficiencies and quality of the mix of business.

Gross margin increased to 28.8% for the nine-month period ended September 30, 2023, from 25.5% for the same period in 2022 As a percentage of sales, material and labor costs collectively decreased 0.4%, while overhead costs decreased 2.9%. The increase in gross margin is primarily due to the leverage of organic sales growth over the fixed portion of overhead, as well as improved operating efficiencies and quality of the mix of business.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 5.5% to $12.5 million for the three-month period ended September 30, 2023, from $11.8 million for the same period in 2022, largely due to increased compensation, benefits and payroll tax expenses. As a percentage of sales, SG&A increased slightly to 12.4% for the three-month period ended September 30, 2023, from 12.2% for the same three-month period in 2022.

SG&A increased approximately 11.4% to $37.8 million for the nine-month period ended September 30, 2023, from $33.9 million for the same period in 2022, largely due to increased compensation, benefits and payroll tax expenses and the additional SG&A expenses from the Advant acquisition. As a percentage of sales, SG&A decreased slightly to 12.7% for the nine-month period ended September 30, 2023, from 12.9% for the same three-month period in 2022.

Acquisition Costs

The Company incurred approximately $10 thousand and $1.0 million in costs associated with acquisition related activities which were charged to expense for the three and nine-months ended September 30, 2022, respectively. These costs were primarily for legal services, valuation services and stamp duty filings and are reflected on the face of the income statement.

Change in fair value of contingent consideration

In connection with the acquisition of DAS Medical in 2021, the Company is required to make contingent payments, subject to the acquired entities achieving certain financial performance thresholds. The contingent consideration payments for the DAS Medical acquisition are up to $20 million. The Company paid $5 million during the second quarter of 2023. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $9.7 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in this calculation were managements financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liability for the contingent consideration payments recognized at September 30, 2023 totaled approximately $12.7 million. The change in fair value of contingent consideration for the three- and nine-month periods ended September 30, 2023, resulted in an expense of approximately $0.2 million and $3.3 million, respectively, and was included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.

Interest Income and Expense

Net interest expense was approximately $0.9 million for the three-month period ended September 30, 2023, compared to approximately $0.8 million for the same period in 2022. The increase in net interest expense for the three-month period ended September 30, 2023 was primarily due to higher interest rates in 2023.

Net interest expense was approximately $2.9 million for the nine-month period ended September 30, 2023 compared to approximately $1.9 million in the same period of 2022. The increase in net interest expense for the nine-month period ended September 30, 2023 was primarily due to higher interest rates in 2023.

Other (Income) Expense

Other income was approximately $29 thousand and $104 thousand for the three-month periods ended September 30, 2023 and 2022, respectively, and other expense was approximately $28 thousand compared to other income of $313 thousand for the nine-month periods ended September 30, 2023 and 2022, respectively. The changes in other income/expense in both periods are primarily generated by foreign currency transaction gains/losses and, in 2022, changes in the fair value of the swap liability.

Income Taxes

The Company recorded tax expense of approximately 17.3% and 22.6% of income before income tax expense, respectively, for each of the three-month periods ended September 30, 2023 and 2022. The decrease in the effective tax rate for the current period as compared to the prior period and the estimated tax as of June 30, 2023 is largely due to higher anticipated foreign tax credits in 2023.

The Company recorded tax expense of approximately 20.7% and 22.4% of income before income tax expense, respectively, for each of the nine-month periods ended September 30, 2023 and 2022. The decrease in the effective tax rate for the current period as compared to the prior period and the estimated tax as of June 30, 2023 is largely due to higher anticipated foreign tax credits in 2023.

The effective tax rate anticipated for the year differs from the federal statutory rate of 21% due to favorable rates in foreign countries, federal deductions available for certain exported goods and anticipated federal credits, offset by state income taxes and disallowed compensation under section 162M.

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

Cash Flows

Net cash provided by operations for the nine-month period ended September 30, 2023 was approximately $28.6 million and was primarily a result of net income of approximately $33.3 million, depreciation and amortization of approximately $8.4 million, a loss on disposal of fixed assets of approximately $0.1 million, share-based compensation of approximately $3.5 million, a change in the fair value of contingent consideration of approximately $3.3 million, an increase in deferred taxes of approximately $0.5 million, a decrease in prepaid expenses of approximately $0.4 million, a decrease in other assets of $1.3 million, an increase in accounts payable of approximately $6.7 million due to the building of inventory to meet demand and the timing of vendor payments in the ordinary course of business, and a decrease in other long-term liabilities of approximately $0.6 million.

These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $5.8 million due to higher sales in the last two months of the third quarter of 2023 as compared to the same period in the fourth quarter of 2022, an increase in inventory of approximately $16.3 million due to inventory build for upcoming demand and restocking to historical levels, an increase in refundable income taxes of approximately $2.2 million, a decrease in accrued expenses of approximately $4.3 million due primarily to the payment of customer rebates and accrued compensation, and a decrease in deferred revenue of approximately $0.9 million to the recognition of deferred tooling and development revenue.

Net cash used in investing activities during the nine-month period ended September 30, 2023 was approximately $7.7 million and was primarily the result of additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash used in financing activities was approximately $18.8 million during the nine-month period ended September 30, 2023, representing payments on the revolving line of credit of approximately $18.0 million, principal payments of long-term debt of approximately $3.0 million, payments of contingent consideration of approximately $5.0 million, and statutory withholding for stock options exercised and restricted stock units vested of approximately $2.5 million, partially offset by borrowings under our credit facility of approximately $9.0 million and proceeds from the exercise of stock options of approximately $0.7 million.

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

The credit facilities under the Second Amended and Restated Credit Agreement consist of a $40 million secured term loan to the Company and a secured revolving credit facility, under which the Company may borrow up to $90 million. The Second Amended and Restated Credit Agreement matures on December 21, 2026. The secured term loam requires quarterly principal payments of $1,000,000 which commenced on March 31, 2022. The proceeds of the Second Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of DAS Medical, as well as certain other permitted acquisitions. The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors.

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

At September 30, 2023, the Company had approximately $43 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At September 30, 2023, the applicable interest rate was approximately 6.6% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

September 30, 2023
Revolving credit facility	$10,000
Term loan	33,000
Total long-term debt	43,000
Current portion	(4,000)
Long-term debt, excluding current portion	$39,000

Future maturities of long-term debt at September 30, 2023 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2023	$1,000	$-	$1,000
2024	4,000	-	$4,000
2025	4,000	-	$4,000
2026	24,000	10,000	$34,000
	$33,000	$10,000	$43,000

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its amended and restated credit facility.  The Company generated cash of approximately $28.6 million from operations during the nine months ended September 30, 2023. The Company cannot guarantee that its operations will generate cash in future periods.  The Company’s longer-term liquidity is contingent upon future operating performance and additional borrowings from the revolving credit facility are possible.  Further, the economic uncertainty resulting from events including inflation, the wars in Ukraine and the Middle east and bank failures could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

Throughout fiscal 2023, the Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants and accommodate anticipated growth in demand. The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business. The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations, will be sufficient to fund its cash flow requirements, including capital asset acquisitions, through the next twelve months.

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

The Company did not repurchase any shares of its common stock under this program in the first nine months of 2023. At September 30, 2023 approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

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

The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, please refer to Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Part II, Item 1A. There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and our subsequent Quarterly Reports.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5:	OTHER INFORMATION

Insider Trading Arrangements and Policies

During the third quarter of 2023, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of regulation S-K)

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

UFP TECHNOLOGIES, INC.

Date: November 9, 2023	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)

Date: November 9, 2023	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)