Form 10-K
period 2023-12-31
UFP TECHNOLOGIES INC
filed 2024-02-29
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                               Yes ☐                                    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,383,892,824, based on the closing sales price of $193.85 per share of such stock on the NASDAQ Capital Market on June 30, 2023.

As of February 23, 2024, there were 7,641,883 shares of common stock, $0.01 par value per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders.	Part III

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Management and representatives of UFP Technologies, Inc. (the “Company”) also may from time to time make forward-looking statements. These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects; the demand for its products, the well-being and availability of the Company’s employees, the continuing operation of the Company’s locations, delayed payments by the Company’s customers and the potential for reduced or canceled orders; statements about expectations regarding customer inventory levels; statements about the Company’s acquisition strategies and opportunities and the Company’s growth potential and strategies for growth; expectations regarding customer demand; expectations regarding the Company’s liquidity and capital resources, including the sufficiency of its cash reserves and the availability of borrowing capacity to fund operations and/or potential future acquisitions; anticipated revenues and the timing of such revenues; expectations about shifting the Company’s book of business to higher-margin, longer-run opportunities; anticipated trends and potential advantages in the different markets in which the Company competes, including the medical, aerospace and defense, automotive, consumer, electronics, and industrial markets, and the Company’s plans to expand in certain of its markets; statements regarding anticipated advantages the Company expects to realize from its investments and capital expenditures; statements regarding anticipated advantages to improvements and alterations at the Company’s existing plants; expectations regarding the Company’s manufacturing capacity, operating efficiencies, and new production equipment; statements about new product offerings and program launches; statements about the Company’s participation and growth in multiple markets; statements about the Company’s business opportunities; and any indication that the Company may be able to sustain or increase its sales, earnings or earnings per share, or its sales, earnings or earnings per share growth rates.

Investors are cautioned that such forward-looking statements involve risks and uncertainties that could adversely affect the Company’s business and prospects, and otherwise cause actual results to differ materially from those anticipated by such forward-looking statements, or otherwise, including without limitation: financial condition and results of operations, including risks relating to substantially decreased demand for the Company’s products; risks relating to the potential closure of any of the Company’s facilities or the unavailability of key personnel or other employees; risks that the Company’s inventory, cash reserves, liquidity or capital resources may be insufficient; risks relating to delayed payments by our customers and the potential for reduced or canceled orders; risks related to customer concentration; risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our financing arrangements, and whether any available financing may be sufficient to address our needs; risks associated with efforts to shift the Company’s book of business to higher-margin, longer-run opportunities; risks associated with the Company’s entry into and growth in certain markets; risks and uncertainties associated with seeking and implementing manufacturing efficiencies and implementing new production equipment; risks and uncertainties associated with growth of the Company’s business and increases to sales, earnings and earnings per share; risks relating to our ability to achieve our environmental, social and governance (“ESG”) objectives or otherwise meet the expectations of our stakeholders with respect to ESG matters; risks relating to cybersecurity, including cyber-attacks on the Company’s information technology infrastructure, products, suppliers, customers and partners, and cybersecurity-related regulations; and risks associated with new product and program launches. Accordingly, actual results may differ materially.

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

The Company is a designer and custom manufacturer of comprehensive solutions for medical devices, sterile packaging, and other highly engineered custom products. The Company believes it is an important link in the medical device supply chain and a valued outsource partner to many of the top medical device manufacturers in the world. The Company’s single-use and single-patient devices and components are used in a wide range of medical devices and packaging for minimally invasive surgery, infection prevention, surfaces and support, wound care, wearables, orthopedic soft goods, and orthopedic implants.

The Company is diversified by also providing highly engineered products and components to customers in the automotive, aerospace and defense, and industrial/other markets. Typical applications of its products include military uniform and gear components, automotive interior trim, air filtration, and protective cases and inserts.

The Company was incorporated in the State of Delaware in 1993.

The consolidated financial statements of the Company include the accounts and results of operations of UFP Technologies, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Available Information

The Company’s Internet website address is http://www.ufpt.com. Through its website, the Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). These SEC reports can be accessed through the investor relations section of the Company’s website. The information found on the Company’s website is not incorporated by reference in this or any other report filed with or furnished to the SEC. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding the Company and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Market Overview

The applications for the Company’s products are numerous and diverse. The Company sells its products into distinct markets with its primary focus on the MedTech market:

●

MedTech – The global medical market is large, growing, and varied but the Company targets and operates in specific segments where its design and manufacturing expertise and access to highly specialized materials helps customers differentiate products, improve patient outcomes, and increase their client’s speed to market. The product segments we target, and within which we operate, include minimally invasive surgery, infection control, orthopedics, interventional & surgical, surfaces & support, therapeutics, diagnostics, wound care, and biopharma.

●

Automotive – Automotive companies are challenged with creating quieter, safer and more efficient vehicles. The Company partners with OEMs, Tier 1 suppliers, and its own material manufacturers to develop customized solutions designed to solve automakers’ biggest challenges.

●

Aerospace & Defense – With regard to the aerospace market, the Company primarily targets commercial aircraft manufacturers to address the need for improved safety, better fuel economy, lower emissions, and overall passenger comfort. With regard to the defense market, as a long-time supplier to military defense contractors and law enforcement, the Company provides highly innovative solutions to enhance soldier safety, improve comfort, and protect mission critical equipment.

●

Industrial/Other – The applications for the Company's industrial and other products are highly diverse. Examples include air and liquid filters, thermal and acoustic insulation, seals and gaskets, and comfort gear for sports equipment.

Products

The Company’s custom products are targeted at macro market trends and create specific opportunities in niche segments where the Company’s access to specialty materials, engineering know-how, and processing expertise can be leveraged to create value for its customers. Examples of its custom products targeted to specific markets include:

●

MedTech – Protective drapes for robotic surgery, single patient use surfaces, advanced wound care, infection prevention, disposables for surgical and endoscopic procedures, packaging for medical devices, orthopedic implants, biopharma drug manufacturing, and dispenser coils for catheters. In general, the Company’s solutions are all aimed at improving treatment outcomes while reducing risk and cost.

●

Automotive – Molded components designed to make cars lighter (therefore more fuel efficient), quieter, and safer. Applications include acoustic insulation, interior trim, load floors, sunshades, SUV cargo cover handles, driveshaft damping, engine & manifold covers, quarter panels and wheel liners.

●

Aerospace & Defense – With regard to the aerospace market, molded composites for commercial aviation make planes lighter and safer. With regard to the defense market, molded composites for military gear improve the safety and comfort of soldiers. Applications include backpack components, knee and elbow pads, eyewear, and helmets. In addition, the Company supplies reusable cases and custom inserts to quickly and safely transport, store, and deploy mission-critical equipment. Applications include military ballistics panels, virtual training systems, drones, communications equipment, and rugged portable computers.

Regulatory Climate and Environmental Considerations

The Company’s medical customers typically require FDA approval for their products and therefore sometimes require their suppliers to manufacture in facilities that are FDA registered and comply with the ISO 13485 quality standard for medical devices. The Company has eleven manufacturing locations that are ISO 13485 certified and eight that are FDA registered. The Company’s automotive customers sometimes require their suppliers to certify their manufacturing locations to the IATF 16949 automotive quality standard. The Company’s Grand Rapids, MI facility meets this requirement. The Company designs products to provide optimum performance with minimum material. In addition, the Company bales and disposes of certain of its urethane and cross-linked foam scrap for use in various recycled products. The Company’s Newburyport, MA facility utilizes solar power to provide approximately 6% of its electricity, with plans to increase capacity in the future. The Company is aware of public support for environmentally responsible packaging and products. Future government action may impose restrictions affecting the industry in which the Company operates. There can be no assurance that any such action will not adversely impact the Company’s products and business.

Marketing and Sales

The Company markets to the target industries it serves by promoting specific solutions, materials, and manufacturing capabilities and services. The Company markets through websites, trade shows and expositions, social media, online advertising, emails, and press releases. Its relationships with key material suppliers are also an important part of its marketing and sales efforts. The Company markets and sells its products principally through a direct sales force. The Company’s commercial sales force, in conjunction with Company engineers, collaborate with customers and in-house design and manufacturing experts to develop custom-engineered solutions on a cost-effective basis. For the year ended December 31, 2023, one customer’s sales were approximately 28% of total sales; no other customer’s sales exceeded 10% of total sales. For additional information, see “Risk Factors— We depend on a small number of customers for a large percentage of our revenues. The loss of any such customer, a reduction in sales to any such customer, or the decline in the financial condition of any such customer could have a material adverse effect on our business, financial condition, and results of operations.”

Seasonality is not a major factor in the Company’s sales. See the Company’s consolidated financial statements contained in Part IV, Item 15, of this Report for net sales by market.

Manufacturing

The Company’s manufacturing operations consist primarily of cutting, routing, compression and injection, molding, vacuum-forming, laminating, radio frequency and impulse welding and assembling. For medical custom-molded foam products and thermoplastic welded devices, the Company’s skilled engineering personnel analyze specific customer requirements to design and build prototype products to determine product functionality. Upon customer approval, prototypes are converted to final designs for commercial production runs. Molded cross-linked foam products are produced in a thermoforming process using heat, pressure, and precision metal tooling. Thin films and other materials are sealed using radio frequency and impulse welding. Reticulated polyurethane foam is also used for many high-performance medical products requiring precision fluid or air management. These products are typically fabricated using high speed die-cutting or waterjet cutting. Laminated products for medical, military, and personal comfort and protection are produced through a process whereby the foam medium is heated to the melting point and the heated foam is typically bonded to a non-foam material through the application of mechanical pressure.

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

Research and Development

The Company’s engineering personnel continuously explore new design and manufacturing techniques, as well as new and innovative materials to meet the unique demands and specifications of its customers. Research and development is an integral part of the Company’s ongoing cost structure.

Competition

The medical design and contract manufacturing industry is highly competitive as is the foam and plastics converting industry as a whole. While there are several national companies that convert foam and plastics, the Company’s primary competition is from smaller independent regional manufacturing companies. These companies generally market their products in specific geographic areas from neighboring facilities. The Company’s custom engineered products face competition primarily from smaller companies that typically concentrate on production of products for specific industries. The Company expects to compete effectively in the engineered products market due to its ability to address its customers' primary vendor selection criteria, including inclusion on their preferred supplier lists, price, product performance, product reliability, and customer service, as well as its access to a wide variety of materials, its engineering expertise, its ability to combine foams with other materials such as plastics and laminates, and its ability to manufacture products in a clean room environment.

Patents and Other Proprietary Rights

The Company relies upon trade secrets, patents, and trademarks to protect its technology and proprietary rights. The Company believes the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how, and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and may continue to make efforts to obtain patents, when available, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will be upheld if challenged. The Company has a total of 19 active patents relating to technologies including foam, packaging, tool control technologies, radio frequency welding, automotive superforming processes and certain nail file technologies. The Company also has patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology or will not be challenged or circumvented by others. The expiration dates for the Company’s patents range from 2024 through 2040. FlexShield®, FirmaLite®, BioShell®, T-Tubes®, Tri-Covers®, Design Nail®, Pro-Sticks®, Cryoshell® Case Fit®, Alloshell®, Flash Shiner®, Mambo®, and EZ Card® are the Company’s U.S. registered trademarks. Each trademark, trade name, or service mark of any other company appearing in this Report belongs to its respective holder.

Human Capital Management

As of January 27, 2024, the Company had a total of 3,093 full-time employees (compared to 2,665 full-time employees as of January 28, 2023) and 200 temporary employees (compared to 303 temporary employees at January 28, 2023). The Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

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

Growth and Development

The Company supports every employee’s opportunity for career growth. It offers tuition reimbursement for employees to further their industry-related formal education; access to virtual training and education platforms; reimbursement to attend work-related seminars; and on-the-job training and cross-training to improve job skills. Its talent management program provides feedback on performance, identifies employees with potential for advancement, and allows for personalized career development plans. Its summer internship program provides the opportunity for college and technical school students to demonstrate and develop the skills to become valuable members of our team.

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

Risks Related to our Business

Our business, operating results, and cash flows have been affected and may continue to be adversely affected by inflation.

Inflationary pressures have increased due to general macroeconomic factors as well as the global supply chain disruptions and labor shortages. Although inflation rates have somewhat normalized, rates could again rise in the foreseeable future. These inflationary pressures have affected our manufacturing costs, operating expenses (including wages) and other expenses. We may not be able to pass these cost increases on to our customers in a timely manner, which could have an impact on our gross margins and profitability. In addition, inflation has resulted in higher interest rates and could otherwise adversely impact the macroeconomic environment, which in turn could adversely impact our customers and their ability or willingness to purchase our products. Our inability to successfully manage the effects of inflation could have a material adverse effect on our business, results of operations and cash flows.

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

A limited number of customers typically represent a significant percentage of our revenues in any given year. Our top ten customers represented approximately 59%, 47%, and 34% of our total revenues in 2023, 2022, and 2021, respectively. One customer comprised approximately 28% of our total sales for the year ended December 31, 2023; that same customer comprised approximately 21% of our total sales for the year ended December 31, 2022. No one customer’s sales exceeded 10% of total sales for the year ended December 31, 2021. The loss of a significant portion of our expected future sales to any of our large customers would have a material adverse effect on our business, financial condition, and results of operations. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer. Two customers represented approximately 17% and 12%, respectively, of gross accounts receivable for the year ended December 31, 2023, and one customer represented approximately 10% of gross accounts receivable for the year ended December 31, 2022.

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

Further, if our products are defectively designed, manufactured, or labeled, contain defective components or are misused, we may become subject to costly litigation by our customers or be expected to fund product recalls. Product liability claims could divert management's attention from our core business, be expensive to defend and result in sizable damage awards against us.

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

If we fail to comply with specific provisions of our customer contracts or Food and Drug Administration (FDA) regulations, our business could be materially adversely affected.

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

Increased focus on our environmental, social, and governance ("ESG") responsibilities have and will likely continue to result in additional costs and risks, and may adversely impact our reputation, employee retention, and willingness of customers and partners to do business with us.

Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers and other stakeholders are increasingly focused on ESG practices of companies. Some investors may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to ESG are inadequate. Our disclosures on these matters, or a failure to meet evolving stakeholder expectations for ESG practices and reporting, may potentially harm our reputation and customer relationships.

As ESG best practices and reporting standards continue to develop, we may incur increasing costs relating to ESG monitoring and reporting and complying with ESG initiatives. The standards for tracking and reporting on ESG matters and disclosure frameworks are relatively new, have not been harmonized, and continue to evolve. Ensuring there are systems and processes in place to comply with the various ESG tracking and reporting obligations may require management time and expense. As we look to respond to evolving standards for identifying, measuring, and reporting ESG metrics, our efforts may result in a significant increase in costs and may nonetheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a supplier, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders. In addition, if our competitors’ ESG performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors.

Increased focus and evolving views of lawmakers on climate change and other ESG issues could have a long-term impact on our business and result of operations.

Increased public awareness and concern regarding global climate change and other ESG matters may result in more international, regional, and/or federal regulatory or other stakeholder requirements or expectations that could mandate more restrictive or expansive standards, such as more prescriptive reporting of ESG metrics, practices, and targets, or require such changes on a more accelerated time frame. There continues to be a lack of consistent climate and other ESG legislation, which creates economic and regulatory uncertainty; however, there has been an increasing amount of legislative and regulatory activity, particularly in the European Union, United Kingdom, and U.S. In addition, there is also an increasing number of state-level anti-ESG initiatives in the U.S. that may conflict with other regulatory requirements, resulting in regulatory uncertainty. New or revised legal and regulatory requirements could impose significant operational restrictions and compliance requirements upon the Company or its products, and could negatively impact the Company’s business, capital expenditures, results of operations, financial condition, and competitive position.

Global climate change and related regulations and changes in customer demand could negatively affect our operations and our business.

The effects of climate change could create financial risks to our business. For example, the effects of physical impacts of climate change could disrupt our operations by impacting the availability and cost of materials needed for manufacturing, exacerbate existing risks to our supply chain, disrupt our operations, and increase insurance and other operating costs. These factors may impact our decisions to construct new facilities or maintain existing facilities in areas more prone to physical climate risks. We could also face indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them.

The growing focus on addressing global climate change has resulted in more regulations designed to reduce greenhouse gas emissions and more customer demand for products and services that have a lower carbon footprint or that help businesses and consumers reduce carbon emissions throughout their value chains. We may be required to further increase research and development and other capital expenditures in order to develop offerings that meet these new regulations, standards, and customer demands. There can be no assurance that our new product development efforts will be successful, that our products will be accepted by the market, or that economic returns will reflect our investments in new product development.

We may pursue acquisitions or other strategic relationships that involve inherent risks, any of which may cause us to not realize anticipated benefits.

Our business strategy includes the acquisition of businesses and other business combinations that we expect will complement and expand our business. In addition, we may also pursue other strategic relationships or opportunities. We may not be able to success‐fully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combina‐tion, or other transaction on acceptable terms. Our identification of suitable acquisition candidates and strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks, and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. Our failure to identify suitable acquisition or other strategic opportunities may restrict our ability to grow our business. If we are successful in pursuing future acquisitions or strategic opportunities, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisi‐tions or that we will realize any anticipated benefits from acquisitions or other strategic opportunities that we complete. When and if we successfully acquire another business, the process of successfully integrating the acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial re‐sources that would otherwise be available for the ongoing development or expansion of our existing business. Decreases in customer loyalty or product orders, failure to retain and develop the acquired workforce, failure to integrate financial reporting systems, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of an acquisition. The integration of an acquired business whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. These transactions are inherently risky, and there can be no assurance that any past or future transaction will be successful.

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

We operate in highly competitive industries, and we may be unable to compete successfully, which could materially adversely affect our business, financial condition and results of operations.

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

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission, and storage of confidential information. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal or confidential business information. In addition, an employee, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Despite the security measures we have in place and any additional measures we may implement in the future to safeguard our systems and to mitigate potential security risks, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches. Any such compromise of our data security and access, public disclosure, or loss of personal or confidential business information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, loss of our customers’ willingness to transact business with us, and subject us to additional costs and liabilities which could materially adversely affect our business. While we maintain insurance for cyber events, our insurance may not be sufficient to cover us against all losses that could potentially result from a breach of our systems or loss of sensitive data.

Disruptions in the supply of components and raw materials we use in manufacturing our products could cause production delays or reductions in the number of products we manufacture, which could materially adversely affect our business, financial condition, and results of operations.

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

We primarily use electricity and natural gas at our manufacturing facilities to operate our equipment. Over the past several years, prices for electricity and natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power, or between foreign powers, or a natural disaster, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of electricity or energy generally as well as an increase in the cost of our raw materials, of which many are petroleum-based. In addition, increased energy costs negatively impact our freight costs due to higher fuel prices. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly electricity for plant operations, could have a material adverse effect upon our business, financial condition, and results of operations.

Consolidation in the healthcare industry could result in greater competition and reduce our revenues and harm our business.

Many healthcare industry companies are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price reductions for our products or may undertake additional vertical integration or supplier diversification initiatives. If we are forced to reduce our prices, our revenues would decrease and our operating results would suffer.

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

We have recently added manufacturing facilities in the Dominican Republic, Ireland, Costa Rica, and Mexico. We may continue to expand our operations by offering our services and entering new lines of business in other markets outside of the U.S. This expansion increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:

●	Changes in the local economic environment including, among other things, labor cost increases and other general inflationary pressures;

●	Political instability, armed conflicts, or terrorism;
●	Public health crises, such as pandemics or epidemics;
●	Social changes;
●	Intellectual property legal protections and remedies;
●	Trade regulations;
●	Procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;
●	Foreign currency;
●	Additional U.S. and foreign taxes;
●	Export controls;
●	Antitrust and competition laws and regulations;
●	Lack of reliable legal systems which may affect our ability to enforce contractual rights;
●	Changes in local laws or regulations, or interpretation or enforcement thereof;
●	Potentially longer ramp-up times for starting up new operations, and for payment and collection cycles;
●	Financial, operational and information technology systems integration;
●

Failure to comply with U.S. laws, such as the foreign corrupt practices act, or local laws that prohibit us, our partners, or our partners’ or our agents or intermediaries from making improper payments to foreign officials or any third party for the purpose of obtaining or retaining business; and

●	Data and privacy restrictions.
●	Foreign currency fluctuations

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

The board of directors has the authority to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing flexibility in connection with possible financings, acquisitions, and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We currently have no plans to issue shares of preferred stock.

Further, certain provisions of our certificate of incorporation, bylaws, and Delaware law could delay or make a merger, tender offer or proxy contest involving us or, for a third party to acquire a majority of our outstanding voting common stock more difficult. These include provisions that limit the ability of stockholders to take action by written consent, call special meetings, remove a director for cause, amend the bylaws, or approve a merger with another company. In addition, our bylaws set forth advance notice procedures for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

Financial Risks

Our operating results may fluctuate, which may make it difficult to forecast our future performance and may result in volatility in our stock price.

Our operating results could fluctuate from quarter to quarter, making forecasting future performance difficult and resulting in volatility in our stock price. These fluctuations are due to a variety of factors, including the following:

●	timing of orders placed by our customers;
●	our customers’ approach to inventory management;
●	changes in the mix of our revenue represented by our various products and customers could result in reductions in our profits if the mix of our revenue represented by lower margin products increases;
●	a portion of our costs are fixed in nature, which results in our operations being particularly sensitive to fluctuations in production volumes;
●	increased costs and decreased availability of raw materials or supplies; and
●	our ability to effectively execute on operational initiatives to drive manufacturing efficiencies.

Our international sales and operations are subject to a variety of market and financial risks and costs that could affect our profitability and operating results.

Our sales outside the U.S., which accounted for approximately 20.8% of sales for 2023, and our operations in Europe, Mexico, South America and the Caribbean are and could be subject to a number of risks and potential costs, including:

●	changes in foreign economic conditions or regulatory requirements;
●	changes in foreign currency exchange rates;
●	local product preferences and product requirements;
●	difficulties in enforcing agreements through foreign legal systems;
●	less protection of intellectual property in some countries outside of the U.S.;

●	trade protection measures and import and export licensing requirements;
●	work force instability;
●	political and economic instability;
●	transportation delays or interruptions; and
●	complex tax and cash management issues.

These risks are also present in connection with our entry into new geographic markets.

Additionally, as a result of our international operations, we are subject to exposure from currency exchange rate fluctuations. Historically, foreign currency exchange rate fluctuations have not had a material effect on our net financial results. However, fluctuations in foreign currency exchange rates could have a significant impact on our financial results in the future.

We have a complex tax profile due to the global nature of our operations and may experience increases and variability in our quarterly and annual effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, business acquisitions, settlements with taxing authorities, and changes in tax rates.

Our global operations encompass multiple taxing jurisdictions. Variability in the mix and profitability of domestic and international activities, identification and resolution of various tax uncertainties, changes in tax laws and rates, and the extent to which we are able to realize deferred tax assets and avoid potential adverse outcomes included in deferred tax liabilities, among other matters, may significantly affect our effective income tax rate in the future.

Our effective income tax rate is the result of the income tax rates in the various countries in which we do business. Our mix of income and losses in these jurisdictions affects our effective tax rate. For example, relatively more income in higher tax rate jurisdictions would increase our effective tax rate and thus lower our net income. Similarly, if we generate losses in tax jurisdictions for which no benefits are available, our effective income tax rate will increase. Our effective income tax rate may also be impacted by the recognition of discrete income tax items, such as required adjustments to our liabilities for uncertain tax positions or our deferred tax asset valuation allowance.

We have recorded deferred tax assets based on our assessment that we will be able to realize the benefits of our net operating losses and other favorable tax attributes. Realization of deferred tax assets involve significant judgments and estimates which are subject to change and ultimately depends on generating sufficient taxable income of the appropriate character during the appropriate periods. Changes in circumstances may affect the likelihood of such realization, which in turn may trigger a write-down of our deferred tax assets, the amount of which would depend on a number of factors. A write-down would reduce our reported net income, which may adversely impact our financial condition or results of operations or cash flows. In addition, we are potentially subject to ongoing and periodic tax examinations and audits in various jurisdictions. An adjustment from a taxing authority, could result in higher tax costs, penalties and interest, thereby adversely impacting our financial condition, results of operations or cash flows.

We may never realize the full value of our intangible assets, which represent a significant portion of our total assets.

At December 31, 2023, we had $177.4 million of goodwill and other intangible assets, representing approximately 44% of our total assets. These intangible assets consist primarily of goodwill, trade names, customer lists and non-compete agreements arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized but are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired. Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events that indicate that the assets may not be recoverable. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, our significant amount of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. In the event of a significant charge to earnings, the market price of our common stock could be adversely affected. In addition, intangible assets with definite lives, which represent $64.1 million of our net intangible assets at December 31, 2023, will continue to be amortized. These expenses will continue to reduce our future earnings or increase our future losses. The accounting for intangible assets requires reliance on forward-looking estimates of sales and/or earnings. Estimating the future performance of our business is extremely challenging and the range of deviation from internal estimates could be more significant in this environment.

General Risks

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk management and strategy

The Company employs a multi-faceted approach to assess, identify, and manage material risks from cybersecurity threats. Components of our approach include the following:

●	The use of a cyber risk matrix that assesses the likelihood and impact of threats and risks identified in the Company’s hardware, software, and data systems.
•	Threats are ranked by potential severity and mitigation / remediation efforts are tracked.
•	Matrix is updated on a semi-annual basis and as new risks are identified.
●	System penetration testing is performed by rotating third-party service providers at least every 18 months.
●	System vulnerability testing is performed by the Company monthly.
●	Network assessments are performed at least annually by qualified third-party service providers.
●	Monitoring of Federal government alerts (CISA, FBI) and industry threat information is performed to stay current on the newest cybersecurity threats bad actor tactics.
●	Multifactor authentication is required for all authorized users to access network resources which adds a second layer of protection from unauthorized entry to our systems.
●	The cybersecurity practices and controls are derived from multiple recognized cybersecurity frameworks to meet the evolving needs of our organizations.

The cybersecurity risk assessment process is part of the Company’s overall risk management process. As noted above, the Company utilizes third-party consultants and services in our process of assessing and managing cybersecurity risk. To mitigate the risk of cybersecurity threats related to the use of third-party service providers, the Company obtains and reviews System of Organization Controls (SOC) reports from third parties when available, to provide assurance that the third-party has appropriate controls in place and has not identified any significant cyber issues. The Company does not believe that any risks from cybersecurity threats have materially affected or are reasonably likely to affect our business strategy, results of operations, or financial condition. See Item 1A “Risk Factors” for a summary of certain cybersecurity risks.

Governance

While general risk assessment and management oversight resides with the Company’s Audit Committee, oversight of risks from cybersecurity threats resides with our Board of Directors. The Company’s Audit Committee is in charge of reviewing the Company’s information security disclosures and incident reporting related to cybersecurity. The Company’s Board of Directors is in charge of reviewing the Company’s information security procedures and evaluating management’s assessment of materiality for cyber incidents. The Board of Directors is formally updated on cybersecurity risks by the VP of Information Technology no less than annually.  Management is responsible for assessing and managing material risks from cybersecurity threats. This responsibility primarily resides with the VP of Information Technology and his qualified team, including dedicated cyber security personnel.  The qualifications of the Information Technology team include a combination of formal education (e.g. degrees in Information Assurance, Computer Information Systems, Computer Networking, and current enrollment in a Cyber Security degree program); current trainings and certifications in systems, network and cybersecurity; and, over 100 years of combined Information Technology experience. Management’s process for monitoring prevention, detection, mitigation, and remediation of cybersecurity incidents is summarized above in the Risk management and strategy section.

ITEM 2.	PROPERTIES

The following table presents certain information relating to each of the Company’s design and manufacturing properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Newburyport, Massachusetts	183,000	Company Owned	Headquarters, fabrication, molding, tooling, test lab, clean room, warehousing, and engineering
Huntsville, Alabama	9,000	6/30/2031	Engineering, design, and fabrication
Grand Rapids, Michigan	255,260	Company Owned	Fabrication, molding, warehousing, and engineering
Rancho Dominguez, California	56,000	10/31/2027	Fabrication, molding and engineering
Denver, Colorado	18,270	Company Owned	Fabrication and molding
Denver, Colorado	28,383	Company Owned	Fabrication, molding and engineering
Kissimmee, Florida	49,400	Company Owned	Fabrication, molding, test lab and engineering
El Paso, Texas	127,730	Company Owned	Warehousing, fabrication
Chicopee, Massachusetts	103,792	Company Owned	Fabrication, molding, clean room, warehousing, and engineering
Providence, Rhode Island	79,535	9/30/2026	Fabrication, molding, clean room, and warehousing
Dominican Republic	16,557	12/31/2024	Fabrication, molding, clean room, and warehousing
Dominican Republic	12,630	12/31/2026	Fabrication, molding, clean room, and warehousing
Dominican Republic	51,970	8/31/2025	Fabrication, molding, clean room, and warehousing

Location	Square Feet	Lease Expiration Date	Principal Use
Tijuana, Mexico	83,256	2/28/2032	Fabrication, molding, and warehousing
Kennesaw, Georgia	11,017	12/31/2027	Warehousing
Galway, Ireland	35,069	Company Owned	Fabrication, molding, clean room, and warehousing
Galway, Ireland	11,500	12/31/2025	Fabrication, molding, clean room, and warehousing
La Aurora, Heredia, Costa Rica	13,000	4/30/2028	Fabrication, molding, clean room, and warehousing
Chicopee, Massachusetts	3,500	11/30/2024	Warehousing
Dominican Republic	26,468	12/31/2025	Fabrication, molding, clean room, and warehousing
La Aurora, Heredia, Costa Rica	14,200	4/30/2028	Fabrication, molding, clean room, and warehousing
Dominican Republic	40,921	12/31/2028	Fabrication, molding, clean room, and warehousing

ITEM 3.	LEGAL PROCEEDINGS

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

Market Price

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “UFPT”. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2022 to December 31, 2023:

Year Ended December 31, 2022	High	Low
First Quarter	$76.01	$56.10
Second Quarter	$87.83	$65.00
Third Quarter	$100.64	$74.00
Fourth Quarter	$126.78	$85.04

Year Ended December 31, 2023	High	Low
First Quarter	$131.80	$103.64
Second Quarter	$197.23	$123.68
Third Quarter	$205.08	$151.09
Fourth Quarter	$185.40	$127.29

Number of Stockholders

As of February 23, 2024, there were 63 holders of record of the Company’s common stock.

Since many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2023 or 2022. The Company presently intends to retain all its earnings to provide funds for the operation of its business and strategic acquisitions, although it would consider paying cash dividends in the future. Any decision to pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, strategic plans, capital requirements, financial condition, provisions of the Company’s borrowing arrangements, applicable law and other factors the Company’s board of directors considers relevant.

Issuer Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. There was no share repur‐chase activity for the years ended December 31, 2023, 2022, and 2021. During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587 thousand. At December 31, 2023, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

ITEM 6.	[Reserved]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a designer and custom manufacturer of comprehensive solutions for medical devices, sterile packaging, and other highly engineered custom products. The Company is an important link in the medical device supply chain and a valued outsource partner to many of the top medical device manufacturers in the world. The Company’s single-use and single-patient devices and components are used in a wide range of medical devices and packaging for minimally invasive surgery, infection prevention, surfaces and support, wound care, wearables, orthopedic soft goods, and orthopedic implants.

The Company is diversified by also providing highly engineered products and components to customers in the automotive, aerospace and defense, and industrial/other markets. Typical applications of its products include military uniform and gear components, automotive interior trim, air filtration, and protective cases and inserts.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Net sales for the Company for the year ended December 31, 2023 increased 13.1% to $400.1 million from $353.8 million for the year ended December 31, 2022, primarily due to an increase in organic sales of approximately 15.7%. The organic growth was driven by strong MedTech sales led by the Company’s robotic surgery products in response to increased surgical procedures. Gross profit as a percentage of sales (“gross margin”) for the year ended December 31, 2023 increased to 28.1% from 25.5% in the same period last year, largely due to improved operating efficiencies and strong organic sales growth primarily attributable to the Company’s great progress strengthening its platform and further integrating its three most recent acquisitions. The Company captured synergies by sharing best practices, moving business to best-fit manufacturing locations, and standardizing systems for information technology, quality, and safety.

The Company experienced some softening in demand in the latter part of the year due to excess inventory held by some of our customers. The Company believes this is short-term in nature and will soon return to normal levels.

Results of Operations

The following table sets forth, for the years indicated, the percentage of revenues represented by the items as shown in the Company’s Consolidated Statements of Income:

	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.9%	74.5%	75.2%
Gross profit	28.1%	25.5%	24.8%
Selling, general, and administrative expenses	12.7%	12.9%	14.3%
Acquisition costs	0.0%	0.3%	0.2%
Change in fair value of contingent consideration	0.9%	2.8%	0.0%
Gain on sale of Molded Fiber business	0.0%	-4.4%	0.0%
Loss (gain) on sale of fixed assets	0.1%	-1.8%	0.0%
Operating income	14.4%	15.7%	10.3%
Interest expense, net	0.9%	0.8%	0.0%
Income before taxes	13.5%	14.9%	10.3%
Income tax expense	2.3%	3.1%	2.6%
Net income from consolidated operations	11.2%	11.8%	7.7%

2023 Compared to 2022

Sales

Net sales increased 13.1% to $400.1 million for the year ended December 31, 2023, from net sales of $353.8 million in 2022. The increase in sales was primarily due to increased sales to customers in the Medical market of 21.0%, primarily as a result of strong organic sales led by the Company’s robotic surgery products in response to increased surgical procedures . Sales to customers in all other markets decreased 20.6%, largely due to the Company’s disposition of its Molded Fiber business in July 2022.

Gross Profit

Gross profit as a percentage of sales (“Gross Margin”) increased to 28.1% for the year ended December 31, 2023, from 25.5% in 2022.  As a percentage of sales, material and labor costs collectively decreased 0.7%, while overhead decreased 1.9%. The increase in Gross Margin is primarily due to the leverage of organic sales growth over the fixed portion of overhead, as well as improved operating efficiencies, as described above under “Overview.”

Selling, General and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) increased approximately 11.1% to $50.9 million for the year ended December 31, 2023, from $45.8 million in 2022, largely due to increased performance based compensation, benefits and payroll tax expenses and the additional SG&A expenses from the Advant acquisition (Refer to Note 2, “Acquisitions and Divestiture – Advant Medical,” in the accompanying notes to the consolidated financial statements for a discussion of the acquisition of Advant Medical). As a percentage of sales, SG&A decreased to 12.7% in 2023 from 12.9% in 2022.

Change in fair value of contingent consideration

In connection with the acquisition of DAS Medical in 2021, the Company is required to make contingent payments, subject to the acquired entities achieving certain financial performance thresholds. The contingent consideration payments for the DAS Medical acquisition are four, $5 million payments for a total of up to $20 million. The Company paid $5 million during the second quarter of 2023. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $9.7 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liabilities for the contingent consideration payments recognized at December 31, 2023 totaled approximately $13.1 million for the remaining $15 million of potential earnout. The change in fair value of contingent consideration for the DAS Medical acquisition for the year ended December 31, 2023, resulted in an expense of approximately $3.5 million, and was included in change in fair value of contingent consideration in the consolidated statements of comprehensive income.

Interest expense, net

The Company had net interest expense of approximately $3.6 million and $2.8 million for the years ended December 31, 2023 and 2022, respectively. The increase in net interest expense for the year ended December 31, 2023 was primarily due to higher average interest rates in 2023. Interest income was immaterial.

Other Expense (Income)

Other expense was approximately $117 thousand and other income was approximately $81 thousand for years ended December 31, 2023 and 2022, respectively. The changes in other income/expense in both periods are primarily generated by foreign currency transaction gains/losses and, in 2022, changes in the fair value of the swap liability.

Income Taxes

The Company recorded income tax expense, as a percentage of income before income tax expense, of 16.7% for the year ended December 31, 2023 compared to 20.7% for the same period in 2022. The decrease in the effective tax rate for the current period as compared to the prior period is largely due to higher earnings in low-tax jurisdictions in 2023.

The effective tax rate for the year differs from the federal statutory rate of 21% due to favorable rates in foreign countries, federal deductions available for certain exported goods and federal credits, offset by state income taxes and disallowed compensation under section 162M of the Internal Revenue Code.

The Company notes the potential for volatility in its effective tax rate, as any windfall or shortfall tax benefits related to its share-based compensation plans will be recorded directly into income tax expense.

For more information about the Company’s results of operations of 2022 compared to 2021, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — 2022 Compared to 2021” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 16, 2023.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the year ended December 31, 2023 was approximately $41.3 million and was primarily a result of net income generated of approximately $44.9 million, depreciation and amortization of approximately $11.4 million, a loss on disposal of fixed assets of approximately $0.2 million, share-based compensation of approximately $4.6 million, a change in the fair value of contingent consideration of approximately $3.5 million, a decrease in deferred taxes of approximately $0.8 million, an increase in deferred revenue of approximately $ 1.9 million primarily due to increased customer deposits on tooling and machinery, an increase in accounts payable of approximately $1.6 million due to the building of inventory to meet demand and the timing of vendor payments in the ordinary course of business, a decrease in other assets of approximately $1.6 million due primarily to the current reclassification of a deposit receivable, and an increase in other long-term liabilities of approximately $0.4 million.

These cash inflows and adjustments to income were partially offset by an increase in inventory of approximately $16.6 million due to inventory build for upcoming demand, an increase in accounts receivable of approximately $9.1 million due to higher sales in the last two months of the fourth quarter of 2023 as compared to the same period in the fourth quarter of 2022, an increase in refundable income taxes of approximately $3.0 million due to higher anticipated tax credits in 2023 compared to 2022, and a decrease in accrued expenses of approximately $0.9 million.

Net cash used in investing activities during the year ended December 31, 2023 was approximately $10.5 million and was primarily the result of additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash used for financing activities was approximately $30.0 million during the year ended December 31, 2023 and was primarily the result of payments on the revolving line of credit of approximately $28.0 million, payment of contingent consideration of approximately $5.0 million, principal payments of long-term debt of approximately $4.0 million, and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $2.7 million. These payments were partially offset by borrowings under our credit facility to fund acquisitions of approximately $9.0 million and proceeds from the exercise of stock options of approximately $0.7 million.

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

The credit facilities under the Second Amended and Restated Credit Agreement consist of a $40 million secured term loan to the Company and a secured revolving credit facility, under which the Company may borrow up to $90 million.  The Second Amended and Restated Credit Agreement matures on December 21, 2026.  The secured term loan requires quarterly principal payments of $1 million that commenced on March 31, 2022. The proceeds of the Second Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of DAS Medical, as well as certain other permitted acquisitions. The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors and secured by substantially all assets of the Company.

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

At December 31, 2023, the Company had approximately $32 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant Medical acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At December 31, 2023, the applicable interest rate was approximately 6.7% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

December 31,
2023
Term loan	$32,000
Total long-term debt	32,000
Current portion	(4,000)
Long-term debt, excluding current portion	$28,000

Future maturities of long-term debt at December 31, 2023 are as follows (in thousands):

Year ended December 31,	Term Loan
2024	$4,000
2025	4,000
2026	24,000
$32,000

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its Second Amended and Restated Credit Agreement. The Company generated cash of approximately $41.3 million from operations during the year ended December 31, 2023. The Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and availability of draws on its revolving credit facility. Further, the economic uncertainty resulting from events including inflation, bank failures, and other factors beyond the control of the Company could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

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

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out cost flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. There were no share repurchases during the years ended December 31, 2023, 2022, and 2021. At December 31, 2023, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

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

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Report. The Company does not believe that any of the significant accounting policies required significant judgement and estimates in the preparation of its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2023, the Company’s cash and cash equivalents consisted primarily of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. Interest under the Company’s credit facility with Bank of America, N.A. calls for interest of BSBY plus a margin that ranges from 1.25% to 2.00% or, at the discretion of the Company, the bank’s prime rate less a margin that ranges from 0.25% to zero. Therefore, future operations could be affected by interest rate changes. As of December 31, 2023, the applicable interest rate was approximately 6.7%.

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

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included under Part IV, Item 15, in this Report.

ITEM 9B.	OTHER INFORMATION

Insider Trading Arrangements and Policies

During the fourth quarter of 2023, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

Number	Description of Exhibit

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

3.05

Amended and Restated Certificate of Incorporation of UFP Technologies, Inc., dated June 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2023 (SEC File No. 001-12648)).

3.06	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2020 (SEC File No. 001-12648)).

3.07	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2023 (SEC File No. 001-12648)).

4.01

Specimen Certificate for shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993) (filed in paper format).

4.02	Description of Company Securities *

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

10.19	Form of 2020 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2020 (SEC File No. 001-12648)). #

Number	Description of Exhibit

10.20	Form of 2020 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2020 (SEC File No. 001-12648)). #

10.21	Form of 2021 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021 (SEC File No. 001-12648)). #

10.22	Form of 2021 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2021 (SEC File No. 001-12648)). #

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

10.31

Form of 2023 Stock Unit Award Agreement (Ireland) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on March 16, 2023 (SEC File No. 001-12648)). #

10.32	Form of 2023 Stock Unit Award Agreement (Dominican Republic) #*

10.33	Form of 2024 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2024 (SEC File No. 001-12648)). #

10.34	Form of 2024 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2024 (SEC File No. 001-12648)). #

Number	Description of Exhibit

10.35

Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on March 16, 2023 (SEC File No. 001-12648)). #

21.01	Subsidiaries of the Company. *

23.01	Consent of Grant Thornton LLP. *

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

97.1	Policy for the Recovery of Erroneously Awarded Compensation. *

101.INS	Inline XBRL Instance Document. *

101.SCH	Inline XBRL Taxonomy Extension Schema Document. *

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. *

101.LAB	Inline XBRL Taxonomy Label Linkbase Document. *

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. *

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)).*

*         Filed herewith.

**       Furnished herewith.

#         Indicates management contract or compensatory plan or arrangement.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date:	February 29, 2024	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	February 29, 2024
R. Jeffrey Bailly	and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Senior Vice President,	February 29, 2024
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Daniel C. Croteau	Director	February 29, 2024
Daniel C. Croteau

/s/ Cynthia Feldmann	Director	February 29, 2024
Cynthia Feldmann

/s/ Marc Kozin	Director	February 29, 2024
Marc Kozin

/s/ Thomas Oberdorf	Director	February 29, 2024
Thomas Oberdorf

/s/ Joseph John Hassett	Director	February 29, 2024
Joseph John Hassett

/s/ Symeria Hudson	Director	February 29, 2024
Symeria Hudson

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2023 and 2022

And for the Years Ended December 31, 2023, 2022 and 2021

With Reports of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

UFP Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 29, 2024 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Boston, Massachusetts

February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

UFP Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of UFP Technologies, Inc. Company (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 29, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

February 29, 2024

UFP TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
Assets	2023	2022
Current assets:
Cash and cash equivalents	$5,263	$4,451
Receivables, net	64,449	55,117
Inventories	70,191	53,536
Prepaid expenses	3,433	3,242
Refundable income taxes	1,297	-
Total current assets	144,633	116,346
Property, plant and equipment, net	62,137	58,072
Goodwill	113,263	113,028
Intangible assets, net	64,116	68,361
Non-qualified deferred compensation plan	5,323	4,148
Right of use assets	13,588	13,153
Deferred income taxes	607	1,448
Other assets	469	3,636
Total assets	$404,136	$378,192

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,286	$19,961
Accrued expenses	22,085	23,122
Deferred revenue	6,616	4,679
Lease liabilities	3,222	2,517
Income taxes payable	-	1,682
Current portion of long-term debt	4,000	4,000
Total current liabilities	58,209	55,961
Long-term debt, less current portion	28,000	51,000
Deferred income taxes	428	448
Non-qualified deferred compensation plan	5,412	4,167
Lease liabilities	10,815	10,851
Other liabilities	15,181	18,220
Total liabilities	118,045	140,647
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,669,339 and 7,639,780 shares issued and outstanding, respectively at December 31, 2023; and 7,611,244 and 7,581,685 shares issued and outstanding, respectively, at December 31, 2022	76	76
Additional paid-in capital	38,814	36,070
Retained earnings	247,520	202,596
Accumulated other comprehensive income (loss)	268	(610)
Treasury stock at cost, 29,559 shares at December 31, 2023 and 2022	(587)	(587)
Total stockholders' equity	286,091	237,545
Total liabilities and stockholders' equity	$404,136	$378,192

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021

Net sales	$400,072	$353,792	$206,320
Cost of sales	287,847	263,532	155,206
Gross profit	112,225	90,260	51,114
Selling, general, and administrative expenses	50,889	45,796	29,480
Acquisition costs	-	1,027	430
Change in fair value of contingent consideration	3,527	9,837	-
Gain on sale of Molded Fiber business	-	(15,651)	-
Loss (gain) on disposal of property, plant and equipment	145	(6,149)	(14)
Operating income	57,664	55,400	21,218
Interest expense, net	3,645	2,763	39
Other expense (income)	117	(81)	(26)
Income before income tax provision	53,902	52,718	21,205
Income tax expense	8,978	10,929	5,319
Net income	$44,924	$41,789	$15,886

Net income per common share outstanding:
Basic	$5.89	$5.52	$2.11
Diluted	$5.83	$5.45	$2.09
Weighted average common shares outstanding:
Basic	7,624	7,564	7,524
Diluted	7,701	7,663	7,615

Comprehensive Income
Net Income	$44,924	$41,789	$15,886
Other comprehensive income (loss):
Foreign currency translation adjustment	878	(610)	-
Other comprehensive income (loss)	878	(610)	-
Comprehensive income	$45,802	$41,179	$15,886

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2023, 2022 and 2021

(In thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2020	7,500	$75	$32,484	$144,921	$-	30	$(587)	$176,893
Share-based compensation	45	-	2,428	-	-	-	-	2,428
Exercise of stock options	7	-	162	-	-	-	-	162
Net share settlement of RSU's	(17)	-	(923)	-	-	-	-	(923)
Net income	-	-	-	15,886	-	-	-	15,886
Balance at December 31, 2021	7,535	$75	$34,151	$160,807	$-	30	$(587)	$194,446
Share-based compensation	53	1	3,207	-	-	-	-	3,208
Exercise of stock options	17	-	390	-	-	-	-	390
Net share settlement of RSU's	(23)	-	(1,678)	-	-	-	-	(1,678)
Other comprehensive loss	-	-	-	-	(610)	-	-	(610)
Net income	-	-	-	41,789	-	-	-	41,789
Balance at December 31, 2022	7,582	$76	$36,070	$202,596	$(610)	30	$(587)	$237,545
Share-based compensation	55	-	4,641	-	-	-	-	4,641
Exercise of stock options	25	-	680	-	-	-	-	680
Net share settlement of RSU's	(22)	-	(2,641)	-	-	-	-	(2,641)
Issuance of Common Stock	-	-	64	-	-	-	-	64
Other comprehensive income	-	-	-	-	878	-	-	878
Net income	-	-	-	44,924	-	-	-	44,924
Balance at December 31, 2023	7,640	$76	$38,814	$247,520	$268	30	$(587)	$286,091

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income from consolidated operations	$44,924	$41,789	$15,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,407	11,886	8,410
Loss (gain) on sales of property, plant and equipment	145	(6,149)	(14)
Gain on sale of Molded Fiber business	-	(15,651)	-
Share-based compensation	4,641	3,208	2,428
Change in fair value of contingent consideration	3,527	9,837	-
Deferred income taxes	816	(4,710)	(1,794)
Changes in operating assets and liabilities:
Receivables, net	(9,124)	(16,864)	(7,754)
Inventories	(16,565)	(19,605)	(4,496)
Prepaid expenses	(21)	(692)	(557)
Income taxes	(2,982)	953	893
Other assets	1,557	(3,545)	(681)
Accounts payable	1,553	9,131	102
Accrued expenses	(888)	10,446	1,009
Deferred revenue	1,936	1,008	2,294
Other liabilities	408	(3,298)	(1,433)
Net cash provided by operating activities	41,334	17,744	14,293

Cash flows from investing activities:
Additions to property, plant and equipment	(10,490)	(13,780)	(5,395)
Acquisitions, net of cash acquired	-	(20,653)	(96,178)
Proceeds from sale of Molded Fiber	-	29,007	-
Proceeds from sale of property, plant and equipment	2	6,717	114
Net cash (used in) provided by investing activities	(10,488)	1,291	(101,459)

Cash flows from financing activities:
Proceeds from advances on revolving line of credit	9,000	44,000	34,839
Payments on revolving line of credit	(28,000)	(60,000)	-
Proceeds from the issuance of long-term debt	-	-	40,000
Principal repayment of long-term debt	(4,000)	(4,000)	-
Payment of contingent consideration	(5,000)	(4,543)	-
Principal payments on finance lease obligations	(63)	(63)	(29)
Proceeds from the exercise of stock options	680	390	162
Payment of statutory withholding for restricted stock units vested	(2,641)	(1,678)	(923)
Net cash (used in) provided by financing activities	(30,024)	(25,894)	74,049
Effect of foreign currency exchange rates on cash and cash equivalents	(10)	193	-
Net change in cash and cash equivalents	812	(6,666)	(13,117)
Cash and cash equivalents at beginning of year	4,451	11,117	24,234
Cash and cash equivalents at end of year	$5,263	$4,451	$11,117

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

The consolidated financial statements of the Company include the accounts and results of operations of UFP Technologies, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company consists of a single operating and reportable segment. The Company has evaluated all subsequent events through the date of this filing.

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

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2023 and 2022, the Company did not have any cash equivalents.

The Company maintains its cash in bank deposit accounts that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts and does not believe it is exposed to any significant custodial credit risk.

At December 31, 2023 and 2022, cash held by foreign subsidiaries was approximately $3.7 million and $3.2 million, respectively.

(f)	Accounts Receivable

The Company periodically reviews the collectability of its accounts receivable. Provisions are recorded for accounts that are potentially uncollectable. Determining adequate reserves for accounts receivable requires management’s judgment. Conditions impacting the realizability of the Company’s receivables could cause actual asset write-offs to be materially different than the reserved balances as of December 31, 2023 and 2022.

(g)	Inventories

Inventories include material, labor, and manufacturing overhead and are valued at the lower of cost or net realizable value. Cost is determined using the first-in, first-out (“FIFO”) method.

The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2023 and 2022.

(h)	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, if shorter.

Estimated useful lives of property, plant, and equipment are as follows:

Leasehold improvements	Shorter of estimated useful life or remaining lease term
Buildings and improvements (years)	20 – 30
Machinery and equipment (years)	7 – 10
Furniture, fixtures, computers & software (years)	3 – 7

Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. No events or changes in circumstances arose during the years ended December 31, 2023, 2022 and 2021 that required management to perform an impairment analysis.

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

The Company performed a qualitative assessment (“step 0”) as of October 1, 2023 and determined that it was more likely than not that the fair value of its reporting unit exceeded its’ carrying amount. As a result, the Company is not required to proceed to a “step 1” impairment assessment. Factors considered included the 2022 step 1 analysis and the calculated excess fair value over carrying amount, financial performance, forecasts and trends, market cap, regulatory and environmental issues, macro-economic conditions, industry and market considerations, raw material costs and management stability.

The Company last performed “step 1” of the goodwill impairment test as of October 1, 2022. In performing the most recent “step 1” evaluation of goodwill impairment, the Company primarily utilized the guideline public company (“GPC”) method under the market approach and the discounted cash flows method (“DCF”) under the income approach to determine the fair value of the reporting unit for purposes of testing the reporting unit’s carrying value of goodwill for impairment. The GPC method derives a valuation by generating a multiple of EBITDA through the comparison of the Company to similar publicly traded companies. The DCF approach derives a value based on the present value of a series of estimated future cash flows at the valuation date by the application of a discount rate, one that a prudent investor would require before making an investment in our equity securities. Based on calculations under the above noted approach, the fair value of the reporting unit significantly exceeded the carrying value of the reporting unit. In performing these calculations, management used its most reasonable estimates of the key assumptions discussed above. If the Company’s actual operating results and/or the key assumptions utilized in management’s calculations differ from our expectations, it is possible that a future impairment charge may be necessary.

(j)	Intangible Assets

Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 20 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. No events or changes in circumstances arose during the year ended December 31, 2023, 2022 and 2021 that required management to perform an impairment analysis.

(k)	Revenue Recognition

The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of ASC 606 which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes all but an immaterial portion of its product sales upon shipment. The Company recognizes revenue from the sale of tooling and machinery primarily upon customer acceptance. The Company recognizes revenue from engineering services, which are primarily product development services, as the services are performed or as otherwise determined based on the substance of the agreement. The Company recognizes revenue from bill-and-hold transactions at the time the specified goods are complete and available to the customer.

Standard payment terms are net 30 days unless contract terms state otherwise. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or significantly after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. In the ordinary course of business, the Company accepts sales returns from customers for defective goods, such amounts being immaterial. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the goods and are expensed when revenue is recognized. Variable consideration to be included in the transaction price is estimated using either the expected value method or the most likely method based on facts and circumstances. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company has elected to not disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as the Company’s contracts have an original expected duration of one year or less, or revenue has been recognized at the amount for which the Company has the right to invoice for engineering services performed.

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

The Company evaluates the need for a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. Should the Company determine that it would not likely be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

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

The Company accounts for treasury stock under the cost method, using the first-in, first out cost flow assumption, and includes treasury stock as a component of stockholders’ equity. The Company did not repurchase any shares of common stock during the years ended December 31, 2023, 2022 and 2021.

(q)	Research and Development

On a routine basis, the Company incurs costs related to research and development activity. These costs are expensed as incurred and are included in “Cost of Sales” on the Consolidated Statements of Comprehensive Income. Approximately $7.2 million, $9.3 million, and $8.5 million were expensed in the years ended December 31, 2023, 2022 and 2021, respectively.

(r)	Foreign Currency Translation

The Company translates all assets and liabilities of its foreign subsidiaries, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translates income and expenses at the average exchange rates in effect during the period. The net effect of this translation is recorded in the consolidated financial statements as a component of Accumulated Other Comprehensive Income (Loss) (AOCI).

Recent Accounting Pronouncements

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements.

(2)	Acquisitions and Divestiture

Molded Fiber

On July 26, 2022, pursuant to a share purchase agreement and related agreements, the Company sold its former wholly owned subsidiary Moulded Fibre Technology, Inc. (“MFT”) and related real estate in Iowa to CKF USA INCORPORATED (“CKF”) (a Delaware Corporation) for approximately $31.5 million. The net book value of the assets sold was approximately $15.4 million and the Company recorded a net gain on the sale of approximately $15.7 million, which was recorded in the year ended December 31, 2022. $2.6 million of the purchase price was held in escrow to indemnify CKF against certain claims, losses, and liabilities. The full escrow balance was released in January 2024. The Securities Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type. Proceeds from the sale were used to pay down debt on the Company’s revolving credit facility, as well as income tax obligations on the related gain.

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

None of the goodwill related to the Advant acquisition is expected to be deductible for tax purposes

Pro-forma statements

The following table contains an unaudited pro forma condensed consolidated statement of operations for the years ended December 31, 2022, and 2021, as if the Advant acquisition had occurred at the beginning of 2021 (in thousands):

	Year Ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Sales	$358,196	$291,403
Operating Income	$56,321	$29,729
Net income	$42,311	$21,805
Earnings per share:
Basic	$5.59	$2.90
Diluted	$5.52	$2.86

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

100% of the goodwill related to the DAS Medical and Contech acquisitions is expected to be deductible for tax purposes.

Pro-forma statement

The following table contains an unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2021, as if both acquisitions had occurred at the beginning of 2021 (in thousands):

Year Ended December 31,
2021
(Unaudited)
Sales	$269,932
Operating Income	$25,878
Net Income	$20,562
Earnings per share:
Basic	$2.73
Diluted	$2.70

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to our customers (in thousands) (See Note 19 for further information regarding net sales by market):

	Years Ended December 31,
	2023	2022	2021
Net sales of:
Products	$391,460	$342,742	$201,248
Tooling and Machinery	3,468	6,307	1,814
Engineering services	5,144	4,743	3,258
Total net sales	$400,072	$353,792	$206,320

Contract balances

The timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has deferred revenue (contract liabilities) included within “deferred revenue” on the condensed consolidated balance sheet. The following table presents opening and closing balances of contract liabilities for the years ended December 31, 2023, and 2022 (in thousands):

	Contract Liabilities
	Years Ended
	December 31,
	2023	2022

Deferred revenue - beginning of period	$4,679	$4,247
Increases due to consideration received from customers	6,572	6,337
Revenue recognized	(4,635)	(5,330)
Decrease due to sale of Molded Fiber	-	(575)
Deferred revenue - end of period	$6,616	$4,679

Revenue recognized during the years ended December 31, 2023 and 2022 from amounts included in deferred revenue at the beginning of the period was approximately $2.7 million and $2.2 million, respectively.

When invoicing occurs after revenue recognition, the Company has unbilled receivables (contract assets) included within “receivables” on the condensed consolidated balance sheet. The following table presents opening and closing balances of contract assets for the years ended December 31, 2023 and 2022 (in thousands):

	Contract Assets
	Years Ended
	December 31,
	2023	2022

Unbilled Receivables - beginning of period	$270	$74
Increases due to revenue recognized, not invoiced to customers	3,545	3,653
Decreases due to customer invoicing	(3,701)	(3,457)
Unbilled Receivables - end of period	$114	$270

(4)	Supplemental Cash Flow Information

	Years Ended December 31,
	2023	2022	2021
		(in thousands)
Cash paid for:
Interest	$3,537	$2,721	$53
Income taxes, net of refunds	10,568	13,200	5,914

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$536	$125	$135
Accrued contingent consideration	13,096	14,568	9,731
Present value of non-competition payments	8,474	10,043	9,477

(5)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	December 31,
	2023	2022
Accounts receivable–trade	$65,176	$55,850
Less allowance for credit losses	(727)	(733)
Receivables, net	$64,449	$55,117

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the years ended December 31, 2023 and 2022 (in thousands):

	Allowance for Credit Losses
	Year Ended December 31,
	2023	2022
Allowance - beginning of period	$733	$519
Provision for expected credit losses	15	293
Amounts written off against the allowance, net of recoveries	(31)	(55)
Recoveries	10	15
Decrease due to sale of Molded Fiber business	-	(39)
Allowance - end of period	$727	$733

(6)	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$53,539	$42,475
Work in process	7,821	4,183
Finished goods	8,831	6,878
Total Inventory	$70,191	$53,536

(7)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022

Opening balance	$113,028	$107,905
Acquired in business combinations (See Note 2)	-	7,140
DAS working capital adjustment	-	196
DAS opening balance sheet reclassification	-	(243)
Sale of Molded Fiber	-	(1,778)
Foreign currency translation	235	(192)
Ending balance	$113,263	$113,028

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2023 and 2022 are as follows (in thousands):

December 31, 2023	Customer List	Intellectual Property / Tradename & Brand	Non- Compete	Total
Weighted-average useful life	20 years	11.9 years	9.3 years
Gross amount	$65,270	$7,134	$5,505	$77,909
Accumulated amortization	(10,932)	(1,331)	(1,530)	$(13,793)
Net balance	$54,338	$5,803	$3,975	$64,116

December 31, 2022	Customer List	Intellectual Property / Tradename & Brand	Non- Compete	Total
Weighted-average useful life	20 years	11.9 years	9.3 years
Gross amount	$65,174	$7,064	$5,497	$77,735
Accumulated amortization	(7,665)	(727)	(982)	$(9,374)
Net balance	$57,509	$6,337	$4,515	$68,361

Amortization expense related to intangible assets was approximately $4.4 million, $4.4 million, and $1.3 million for the years ended December 31, 2023, 2022, and 2021, respectively. The estimated remaining amortization expense as of December 31, 2023 is as follows (in thousands):

2024	$4,401
2025	4,401
2026	4,399
2027	4,397
2028	4,350
Thereafter	42,168
Total	$64,116

(8)	Property, Plant and Equipment

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2023	2022
Land and improvements	$4,849	$4,811
Buildings and improvements	34,735	34,446
Leasehold improvements	8,226	5,503
Machinery & equipment	58,343	52,233
Furniture, fixtures, computers & software	6,324	6,401
Construction in progress	6,845	7,272
Property, plant and equipment	$119,322	$110,666
Accumulated depreciation and amortization	(57,185)	(52,594)
Net property, plant and equipment	$62,137	$58,072

Depreciation and amortization expense of Property, Plant and Equipment for the years ended December 31, 2023, 2022, and 2021 was approximately $7.0 million, $7.5 million, and $7.1 million, respectively.

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

The credit facilities under the Second Amended and Restated Credit Agreement consist of a $40 million secured term loan to the Company and a secured revolving credit facility, under which the Company may borrow up to $90 million. The Second Amended and Restated Credit Agreement matures on December 21, 2026. The secured term loan requires quarterly principal payments of $1 million that commenced on March 31, 2022. The proceeds of the Second Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of DAS Medical, as well as certain other permitted acquisitions. The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by the Subsidiary Guarantors and secured by substantially all assets of the Company.

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

At December 31, 2023, the Company had approximately $32 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At December 31, 2023, the applicable interest rate was approximately 6.7% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

December 31, 2023
Term loan	$32,000
Total long-term debt	32,000
Current portion	(4,000)
Long-term debt, excluding current portion	$28,000

Future maturities of long-term debt at December 31, 2023 are as follows (in thousands):

Year ended December 31,	Term Loan
2024	$4,000
2025	4,000
2026	24,000
$32,000

(10)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Compensation	$8,741	$7,949
Current portion of contingent consideration	5,000	5,000
Current portion of present value of non-competition payments	1,888	1,888
Accrued customer rebates	119	3,493
Other	6,337	4,792
	$22,085	$23,122

(11)	Income Tax

The Company’s domestic and foreign net income before provision for income taxes for the years ended December 31, 2023, 2022, and 2021 consists of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021

Domestic	$26,545	$34,654	$21,205
Foreign	27,357	18,064	-
Total	$53,902	$52,718	$21,205

The Company’s income tax provision for the years ended December 31, 2023, 2022, and 2021 consists of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current
Federal	$6,099	$11,238	$5,793
State	1,784	2,309	1,320
Foreign	272	1,863	-
Total Current	8,155	15,410	7,113
Deferred
Federal	841	(3,856)	(1,399)
State	2	(624)	(395)
Foreign	(20)	(1)	-
Total Deferred	823	(4,481)	(1,794)

Total income tax provision	$8,978	$10,929	$5,319

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Reserves	$603	$450
Inventory capitalization	-	305
Compensation programs	2,040	2,120
Equity-based compensation	685	690
Lease liability	3,596	3,298
Intangible assets	1,774	1,132
Deferred revenue	963	1,115
Other	21	362
Gross deferred tax assets	9,682	9,472
Valuation allowance	-	-
Net deferred tax assets	9,682	9,472

Deferred tax liabilities:
Excess of book over tax basis of fixed assets	(2,839)	(2,782)
Goodwill	(3,095)	(2,445)
Right of use asset	(3,481)	(3,245)
Inventory capitalization	(88)	-
Total deferred tax liabilities	(9,503)	(8,472)
Net long-term deferred tax assets (liabilities)	$179	$1,000

The amounts recorded as deferred tax assets as of December 31, 2023 and 2022 represent the amount of tax benefits of existing deductible temporary differences that are more likely than not to be realized through the generation of sufficient future taxable income. The Company had gross deferred tax assets of approximately $9.7 million on December 31, 2023, that it believes are more likely than not to be realized. Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from that derived from using a U.S federal statutory rate of 21% to income before income tax expense as follows:

	Years Ended December 31,
	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	2.7	3.2	4.0
Tax credits	(0.1)	(0.7)	(1.7)
Return to provision adjustments	(3.2)	-	0.7
Foreign rate differential	(9.3)	(3.7)	-
GILTI impact	4.5	0.8	-
FDII impact	(0.7)	-	-
Excess tax benefits on equity awards	(1.9)	(0.6)	(0.2)
162m limitations	1.9	0.8	0.7
Increases in uncertain tax positions	1.3	-	-
Other	0.5	(0.1)	0.8
Change in valuation allowance	-	-	(0.2)
Effective tax rate	16.7%	20.7%	25.1%

The Company’s foreign subsidiary earnings are subject to current U.S. taxation under the Tax Cuts and Jobs Act of 2017, which also repealed U.S. taxation on the subsequent repatriation of those earnings. The Company intends to repatriate substantially all of its future foreign subsidiary earnings.  The repatriation of earnings outside of the U.S. generally does not represent a material net tax impact to the Company. The withholding taxes associated with the Company’s earnings in the Dominican Republic are generally fully creditable against the Company US tax liability and therefore do not produce any incremental tax consequences.  The earnings of the Company’s other foreign subsidiaries, and therefore the withholding taxes associated with those earnings, are not material as of December 31, 2023.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as in Ireland and Costa Rica.  It currently does not have a local filing obligation with respect to its subsidiary in the Dominican Republic.  The Company has not been audited by any state for income taxes with the exception of returns filed in Michigan which have been audited through 2004, income tax returns filed in Massachusetts which have been audited through 2007 and is currently undergoing an audit for the years 2020 and 2021, income tax returns filed in Florida which have been audited through 2019, income tax returns filed in New Jersey which have been audited through 2012, income tax returns in Colorado which have been audited through 2017, income tax returns in Iowa which have been audited  through 2019, and income tax returns in Illinois which is currently undergoing an audit for the years 2020 and 2021. The Company’s federal tax return is currently being audited for the years 2019 and 2020. Federal and state tax returns for the years 2019 through 2022 remain open to examination by the IRS and various state jurisdictions.  The Company’s non-US tax returns in Ireland and Costa Rica remain open for the years 2019 through 2022.

The Company applies the accounting guidance in ASC 740 to accounting for uncertainty in income taxes. The Company’s reserves related to taxes are based on determination of whether, and how much of, a tax benefit taken by the Company in its tax filings or positions, is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. The following is a roll forward of the Company’s unrecognized tax benefits (“UTB”) (in thousands):

	December 31,
	2023	2022
Gross UTB balance at beginning of fiscal year	$-	$-
Gross increases - tax positions of prior years	670	-
Gross UTB balance at end of fiscal year	$670	$-

As a result of an ongoing IRS audit, the Company, for the year ended December 31, 2023, recorded an uncertain tax benefit of $670 thousand related to disputed research credits taken in prior year’s federal tax returns. The Company did not have any uncertain tax benefits as of December 31, 2022.

(12)	Net Income Per Share

Basic income per share is based upon the weighted average common shares outstanding during each year. Diluted income per share is based upon the weighted average of common shares and dilutive common stock equivalent shares outstanding during each year. The weighted average number of shares used to compute both basic and diluted income per share consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Basic weighted average common shares outstanding during the year	7,624	7,564	7,524
Weighted average common equivalent shares due to stock options and restricted stock units	77	99	91
Diluted weighted average common shares outstanding during the year	7,701	7,663	7,615

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

For the years ended December 31, 2023, 2022, and 2021, the number of stock awards excluded from the computation was 4,218, 9,876, and 10,716, respectively.

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

Through December 31, 2023, 1,355,430 shares of common stock were issued under the 2003 Incentive Plan, none of which have been restricted. An additional 93,905 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies. The Company has also granted awards in the form of stock options under this Plan. Through December 31, 2023, 192,935 options were granted and 7,935 options are outstanding. At December 31, 2023, 707,011 shares or options are available for future issuance in the 2003 Incentive Plan.

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

Through December 31, 2023, 405,022 options were granted, and 70,553 options are outstanding. For the year ended December 31, 2023, 1,788 RSUs are being reserved for outstanding grants of RSUs and 124,025 shares remain available to be issued under the Director Plan.

Share-based compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Share-based compensation is included in selling, general & administrative expenses as follows (in thousands):

	Years Ended December 31,
Share-based compensation related to:	2023	2022	2021
Common stock grants	$400	$400	$400
Stock option grants	432	263	210
RSUs	3,809	2,545	1,818
Total share-based compensation	$4,641	$3,208	$2,428

The total income tax benefit recognized in the consolidated statements of income for share-based compensa‐tion arrangements was approximately $2.2 million, $1.3 million, and $0.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Common stock grants

The compensation expense for common stock granted during the three-year period ended December 31, 2023, was determined based on the market price of the shares on the date of grant.

Stock option grants

The compensation expense for stock options granted during the three-year period ended Decem‐ber 31, 2023, was determined as the fair value of the options using the Black Scholes valuation model. The range of assumptions are noted as follows:

	Years Ended December 31,
	2023	2022	2021
Expected volatility	36.6% - 40.6%	34.7%	33.7%
Expected dividends	None	None	None
Risk-free interest rate	3.6% - 3.9%	2.9%	0.8%
Exercise price	$111.54 - $167.98	$77.28	$57.34
Expected term (years)	6.2 - 6.8	6.2	6.2
Weighted-average grant date fair value	$37.81 - $71.17	$30.37	$19.60

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

The following is a summary of stock option activity for the year ended December 31, 2023:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding December 31, 2022	92,075	$39.98
Granted	12,153	131.13
Exercised	(25,740)	30.67
Outstanding December 31, 2023	78,488	$57.14	5.56	$9,018
Exercisable at December 31, 2023	66,335	$43.59	5.48	$8,521
Vested and expected to vest at December 31, 2023	78,488	$57.14	5.56	$9,018

During the years ended December 31, 2023, 2022, and 2021, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $3.0 million, $1.2 million, and $0.2 million, respectively, and the total amount of consideration received from the exercise of these options was approximately $0.8 million, $0.4 million, and $0.2 million, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the years ended December 31, 2023 and 2022, 861 shares and 1,876 shares were redeemed for this purpose at an average market price of $127.05 and $95.82, respectively. During the year ended December 31, 2021, no shares were redeemed for this purpose.

RSUs

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

The following table summarizes informa‐tion about stock unit award activity during the year ended December 31, 2023:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2022	102,048	$56.02
Awarded	46,050	113.91
Shares vested	(52,126)	55.17
Forfeitures	(279)	106.60
Outstanding at December 31, 2023	95,693	$64.82

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the year ended December 31, 2023, 20,457 shares were redeemed for this purpose at an average market price of $117.95. During the years ended December 31, 2022 and 2021, 19,425 and 14,190 shares were redeemed for this purpose at an average market price of $67.05 and $52.55, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2023, vest (in thousands):

	Options	Restricted Stock Units	Total
2024	$280	$3,048	$3,328
2025	19	1,787	1,806
2026	-	206	206
Total	$299	$5,041	$5,340

(14)	Leases

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

ROU assets and lease liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Operating lease ROU assets	$13,437	$12,942
Finance lease ROU assets	151	211
Total ROU assets	$13,588	$13,153

Operating lease liabilities - current	$3,162	$2,458
Finance lease liabilities - current	60	59
Total lease liabilities - current	$3,222	$2,517

Operating lease liabilities - long-term	$10,719	$10,695
Finance lease liabilities - long-term	96	156
Total lease liabilities - long-term	$10,815	$10,851

	Year Ended
	December 31,
	($ in thousands)
	2023	2022
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$60	$60
Interest on lease liabilities	4	5
Operating lease cost	3,132	2,621
Variable lease cost	324	304
Short-term lease cost	68	57
Total lease cost	$3,588	$3,047

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,979	$2,452
Financing cash flows from finance leases	63	63

ROU assets obtained in exchange for operating lease obligations	2,492	329

Weighted-average remaining lease term (years):
Finance	2.54	3.54
Operating	4.42	5.34
Weighted-average discount rate:
Finance	2.11%	2.10%
Operating	3.42%	3.00%

The aggregate future lease payments for leases as of December 31, 2023 were as follows (in thousands):

	December 31, 2023
	Operating (a)	Finance
2024	$2,813	$63
2025	3,137	63
2026	2,764	28
2027	2,519	6
2028	1,190	-
Thereafter	2,828	-
Total lease payments	15,251	160
Less: Interest	(1,370)	(4)
Present value of lease liabilities	$13,881	$156

(a)	Future operating lease payments have not been reduced by minimum sublease rentals of approximately $1.8 million due in the future under non-cancelable subleases.

Rent expense amounted to approximately $2.9 million, $2.6 million, and $1.4 million in 2023, 2022, and 2021, respectively.

(15)	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Accrued contingent consideration (earn-out)	$8,096	$9,568
Present value of non-competition payments	6,586	8,155
Other	499	497
	$15,181	$18,220

(16)	Commitments and Contingencies

(a)

Legal – From time to time, the Company may be a party to various suits, claims and complaints arising in the ordinary course of business. In the opinion of management , these suits, claims and complaints should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(b)

Contingent Consideration – In conjunction with both the Contech Medical and DAS Medical acquisitions in the fourth quarter of 2021, the Company incurred liabilities for certain contingent consideration related to the valuation of earn-out payments based upon the performance of the business. Also, in conjunction with the DAS Medical acquisition, the Company incurred a liability for contingent consideration related to the present value of non-competition payments. We re-measure contingent liabilities each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, useful life, or probability of achieving clinical, regulatory, or revenue-based milestones could result in different purchase price allocations and recognized amortization expense and contingent consideration expense or benefit in current and future periods.

(17)	Employee Benefit Plans

The Company maintains 401(k) and profit-sharing plans for eligible employees. Contributions to the Plans are made in the form of matching contributions to employee 401(k) deferrals. Contributions to the Plan were approxi‐mately $1.3 million, $0.7 million, and $0.6 million for the years 2023, 2022, and 2021, respectively.

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

The compensation withheld from Plan participants, together with gains or losses determined by the participants’ deferral elections is reflected as a deferred compensation obligation to participants and is classified within the liabilities section in the accompanying balance sheets. At December 31, 2023 and 2022, the balance of the deferred compensation liability totaled approximately $5.4 million and $4.2 million, respectively. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are classified within the other assets section of the accompanying balance sheets and are accounted for based on the underlying cash surrender values of the policies and totaled approximately $5.3 million and $4.1 million as of December 31, 2023 and 2022, respectively.

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

Level 3	December 31, 2023	December 31, 2022
Purchase price contingent consideration (Note 2):
Accrued contingent consideration (earn-out)	$13,096	$14,568
Present value of non-competition payments	8,474	10,043
Total contingent consideration	$21,570	$24,611

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) (in thousands):

December 31, 2021	$19,208
Advant acquisition - non-competition agreement	350
Fair value measurement adjustments	10,128
Payments	(5,075)
December 31, 2022	$24,611
Fair value measurement adjustments	3,765
Payments	(6,806)
December 31, 2023	$21,570

Significant unobservable inputs include revenue and EBITDA projections and risk-free discount rates.

In connection with the acquisition of DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the DAS Medical acquisition are up to $20 million. The Company paid $5 million during the second quarter of 2023. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $9.7 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were managements financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liability for the contingent consideration payments recognized at December 31, 2023 totaled approximately $13.1 million. The change in fair value of contingent consideration for the acquisition is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.

Also in connection with the DAS Medical and Advant Medical acquisitions, the Company has entered into Non-Competition Agreements with the beneficiaries (certain previous owners of DAS and Advant) and the Company has agreed to pay additional consideration to the parties to the Non-Competition Agreements, including an aggregate of $10.0 million in payments over the ten years following the closing of the DAS Medical acquisition for the 10-year noncompetition covenants of certain key owners. The present value of the Non-Competition Agreements at December 31, 2023 totaled approximately $8.5 million. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period.

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

Revenues shipped to customers outside of the United States comprised approximately 20.8%, 17.5% and 13.9% of the Company’s consolidated revenues for the years ended December 31, 2023, 2022 and 2021, respectively. One customer comprised approximately 28.1% and 21.5% of the Company’s consolidated revenues for the years ended December 31, 2023 and 2022, respectively. No customer comprised more than 10% of the Company’s consolidated revenues for the year ended December 31, 2021. On December 31, 2023, two customers represented approximately 16.5% and 12.2%, respectively, of gross accounts receivable. On December 31, 2022, one customer represented approximately 10% of gross accounts receivable. Approximately 15.3% of all long-lived assets are located outside of the United States.

The Company’s products are primarily sold to customers within the Medical, Aerospace & Defense, Automotive, and Industrial/Other markets. Sales by market for the years ended December 31, 2023, 2022, and 2021 are as follows (in thousands):

	2023		2022		2021
Market	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$346,355	86.6%	$286,180	80.9%	$132,505	67.2%
Aerospace & Defense	16,990	4.2%	15,328	4.3%	16,380	7.9%
Automotive	16,700	4.2%	17,487	4.9%	15,596	7.6%
Industrial/Other	20,027	5.0%	34,797	9.8%	41,839	20.3%
Net Sales	$400,072	100.0%	$353,792	100.0%	$206,320	100.0%

Certain amounts for the year ended December 31, 2022 and 2021 were reclassified between markets to conform to the current year presentation.

(20)	Quarterly Financial Information (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share data):

2023	Q1	Q2	Q3	Q4
Net sales	$97,753	$100,037	$100,784	$101,498
Gross profit	28,701	29,645	27,750	26,129
Net income	9,739	11,883	11,694	11,607
Basic net income per share	1.28	1.56	1.53	1.52
Diluted net income per share	1.27	1.55	1.52	1.51

2022	Q1	Q2	Q3	Q4
Net sales	$71,242	$94,343	$96,970	$91,237
Gross profit	17,134	24,324	25,523	23,279
Net income	4,858	8,929	19,540	8,462
Basic net income per share	0.64	1.18	2.58	1.12
Diluted net income per share	0.64	1.17	2.56	1.10

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2023, 2022, and 2021

Accounts receivable, allowance for credit losses:

	2023	2022	2021
Balance at beginning of year	$733	$519	$484
Provision for bad debt	15	293	179
Write-offs, net of recoveries	(21)	(40)	(144)
Sale of Molded Fiber business	-	(39)	-
Balance at end of year	$727	$733	$519