Form 10-Q
period 2024-03-31
UFP TECHNOLOGIES INC
filed 2024-05-10
CIK 914156

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended     MARCH 31, 2024

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

Yes ☐ No ☒

7,670,487 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of May 3, 2024.

UFP Technologies, Inc.

PART I:          FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$11,372	$5,263
Receivables, net	61,250	64,449
Inventories	73,900	70,191
Prepaid expenses and other current assets	4,017	3,433
Refundable income taxes	-	1,297
Total current assets	150,539	144,633
Property, plant and equipment, net	61,931	62,137
Goodwill	113,104	113,263
Intangible assets, net	62,914	64,116
Non-qualified deferred compensation plan	5,711	5,323
Right of use assets	12,995	13,588
Deferred income taxes	72	607
Other assets	413	469
Total assets	$407,679	$404,136

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,654	$22,286
Accrued expenses	16,466	22,085
Deferred revenue	4,527	6,616
Lease liabilities	3,369	3,222
Income taxes payable	420	-
Current portion of long-term debt	4,000	4,000
Total current liabilities	52,436	58,209
Long-term debt, excluding current installments	30,000	28,000
Deferred income taxes	575	428
Non-qualified deferred compensation plan	5,713	5,412
Lease liabilities	10,118	10,815
Other liabilities	13,821	15,181
Total liabilities	112,663	118,045
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,700,046 and 7,670,487 shares issued and outstanding, respectively, at March 31, 2024; 7,669,339 and 7,639,780 shares issued and outstanding, respectively, at December 31, 2023	77	76
Additional paid-in capital	35,629	38,814
Retained earnings	260,213	247,520
Accumulated other comprehensive (loss) income	(316)	268
Treasury stock at cost, 29,559 shares at March 31, 2024 and 29,559 shares at December 31, 2023	(587)	(587)
Total stockholders’ equity	295,016	286,091
Total liabilities and stockholders' equity	$407,679	$404,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$105,009	$97,753
Cost of sales	74,926	69,052
Gross profit	30,083	28,701
Selling, general & administrative expenses	13,912	13,006
Change in fair value of contingent consideration	238	2,853
Loss on disposal of property, plant & equipment	9	1
Operating income	15,924	12,841
Interest expense, net	631	869
Other (income) expense	(42)	77
Income before income tax expense	15,335	11,895
Income tax expense	2,642	2,156
Net income	$12,693	$9,739

Net income per share:
Basic	$1.66	$1.28
Diluted	$1.64	$1.27
Weighted average common shares outstanding:
Basic	7,651	7,592
Diluted	7,737	7,681

Comprehensive Income
Net Income	$12,693	$9,739
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(584)	493
Other comprehensive (loss) gain	(584)	493
Comprehensive income	$12,109	$10,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three Months Ended March 31, 2024
					Accumulated
			Additional		other			Total
	Common Stock		Paid-in	Retained	comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity
Balance at December 31, 2023	7,640	$76	$38,814	$247,520	$268	30	$(587)	$286,091
Share-based compensation	48	1	1,512	-	-	-	-	1,513
Exercise of stock options net of shares presented for exercise	4	-	54	-	-	-	-	54
Net share settlement of RSU's	(22)	-	(4,751)	-	-	-	-	(4,751)
Issuance of common stock	-	-	-	-	-	-	-	-
Other comprehensive income	-	-	-	-	(584)	-	-	(584)
Net income	-	-	-	12,693	-	-	-	12,693
Balance at March 31, 2024	7,670	$77	$35,629	$260,213	$(316)	30	$(587)	$295,016

Three Months Ended March 31, 2023
					Accumulated
			Additional		other			Total
	Common Stock		Paid-in	Retained	comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	income	Shares	Amount	Equity
Balance at December 31, 2022	7,582	$76	$36,070	$202,596	$(610)	30	$(587)	$237,545
Share-based compensation	48	-	1,056	-	-	-	-	1,056
Exercise of stock options net of shares presented for exercise	4	-	109	-	-	-	-	109
Net share settlement of RSU's	(21)	-	(2,522)	-	-	-	-	(2,522)
Issuance of common stock	-	-	64	-	-	-	-	64
Other comprehensive income	-	-	-	-	493	-	-	493
Net income	-	-	-	9,739	-	-	-	9,739
Balance at March 31, 2023	7,613	$76	$34,777	$212,335	$(117)	30	$(587)	$246,484

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$12,693	$9,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,999	2,777
Loss on disposal of property, plant & equipment	9	1
Share-based compensation	1,513	1,056
Change in fair value of contingent consideration	238	2,853
Deferred income taxes	591	(545)
Changes in operating assets and liabilities:
Receivables, net	3,120	(4,863)
Inventories	(3,751)	(3,054)
Prepaid expenses and other current assets	(752)	(377)
Other assets	261	(1,850)
Accounts payable	1,428	65
Accrued expenses	(5,597)	(6,197)
Deferred revenue	(2,089)	(1,098)
Income taxes payable	1,401	2,765
Non-qualified deferred compensation plan and other liabilities	(1,410)	451
Net cash provided by operating activities	10,654	1,723
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,732)	(2,179)
Proceeds from sale of fixed assets	-	2
Net cash used in investing activities	(1,732)	(2,177)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	7,000	6,000
Payments on revolving line of credit	(3,000)	-
Principal payments of long-term debt	(2,000)	(1,000)
Principal payments on finance lease obligations	(20)	(16)
Proceeds from the exercise of stock options	54	109
Payment of statutory withholdings for restricted stock units vested	(4,751)	(2,522)
Net cash (used in) provided by financing activities	(2,717)	2,571
Effect of foreign currency exchange rates on cash and cash equivalents	(96)	(65)
Net increase in cash and cash equivalents	6,109	2,052
Cash and cash equivalents at beginning of period	5,263	4,451
Cash and cash equivalents at end of period	$11,372	$6,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023, included in the Company's 2023 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2024.

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands) (See Note 11 for further information regarding net sales by market):

	Three Months Ended
	March 31,
Net sales of:	2024	2023
Products	$99,838	$94,692
Tooling and Machinery	4,291	1,294
Engineering services	880	1,767
Total net sales	$105,009	$97,753

Contract Balances

The timing of revenue recognition may differ from the time of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Contract Liabilities
	Three Months Ended March 31,
	2024	2023
Deferred revenue - beginning of period	$6,616	$4,679
Increases due to consideration received from customers	754	999
Revenue recognized	(2,843)	(2,096)
Deferred revenue - end of period	$4,527	$3,582

Revenue recognized during the three-month periods ended March 31, 2024 and 2023 from amounts included in deferred revenue at the beginning of the period were approximately $2.7 million and $1.9 million, respectively.

When invoicing occurs after revenue recognition, the Company has contract assets, included within “receivables, net” on the condensed consolidated balance sheets.

The following table presents opening and closing balances of contract assets for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Contract Assets
	Three Months Ended March 31,
	2024	2023
Unbilled Receivables - beginning of period	$114	$270
Increases due to revenue recognized, not invoiced to customers	537	1,379
Decreases due to customer invoicing	(381)	(1,326)
Unbilled Receivables - end of period	$270	$323

(3)	Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Cash paid for:
Interest	$619	$832
Income taxes, net of refunds	-	(50)

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$105	$347
Operating lease right of use assets	83	1,524
Operating lease liabilities	(83)	(1,560)
Financing lease right of use assets	35	-
Financing lease liablities	(58)	-

(4)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accounts receivable–trade	$61,910	$65,176
Less allowance for credit losses	(660)	(727)
Receivables, net	$61,250	$64,449

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the three months ended March 31, 2024 and 2023 (in thousands):

	Allowance for Credit Losses
	Three Months Ended March 31,
	2024	2023
Allowance - beginning of period	$727	$733
Adjustment for expected credit losses	(51)	(6)
Amounts written off against the allowance	(16)	(1)
Allowance - end of period	$660	$726

(5)	Fair Value of Financial Instruments

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

	March 31, 2024	December 31, 2023
Level 3
Purchase price contingent consideration:
Accrued contingent consideration (earn-out)	$13,334	$13,096
Present value of non-competition payments	6,484	8,474

In connection with the acquisition of DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the DAS Medical acquisition are up to $20 million. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $9.7 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liability for the contingent consideration payments recognized at March 31, 2024 totaled approximately $13.3 million out of the remaining potential payments of $15 million. The change in fair value of contingent consideration for the acquisition is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.

Also in connection with the DAS Medical and Advant Medical acquisitions, the Company has entered into Non-Competition Agreements with the beneficiaries (certain previous owners of DAS and Advant) and the Company has agreed to pay additional consideration to the parties to the Non-Competition Agreements, including an aggregate of $10.0 million in payments over the ten years following the closing of the DAS Medical acquisition for the 10-year noncompetition covenants of certain key owners. The Company paid approximately $1.7 million during the first quarter of 2024. The present value of the Non-Competition Agreements at March 31, 2024 totaled approximately $6.5 million. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period.

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2023. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended
	March 31,
Share-based compensation related to:	2024	2023
Common stock grants	$100	$100
Stock option grants	113	94
Restricted Stock Unit Awards ("RSUs")	1,300	862
Total share-based compensation	$1,513	$1,056

The total income tax benefit recognized in the condensed consolidated statements of comprehensive income for share-based compensa‐tion arrangements was approximately $1.1 million and $839 thousand for the three-month periods ended March 31, 2024 and 2023, respectively.

Common Stock Grants

The compensation expense for common stock granted during the three-month period ended March 31, 2024, was determined based on the market price of the shares on the date of grant.

Stock Option Grants

The following is a summary of stock option activity under all plans for the three-month period ended March 31, 2024:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	78,488	$39.98
Granted	-	-
Exercised	(4,480)	35.76
Outstanding at March 31, 2024	74,008	$58.44	5.34	$14,340
Exercisable at March 31, 2024	65,823	$48.22	5.18	$13,427
Vested and expected to vest at March 31, 2024	74,008	$58.44	5.34	$14,340

During the three-month periods ended March 31, 2024 and 2023, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $652 thousand and $371 thousand, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $160 thousand and $109, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the three-month period ended March 31, 2024, 653 shares were surrendered at an average market price of $162.93. During the three-month period ended March 31, 2023, 861 shares were surrendered at an average market price of $127.05.

Restricted Stock Unit awards

The following table summarizes information about RSU activity during the three-month period ended March 31, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	95,693	$64.82
Awarded	35,334	171.40
Shares vested	(48,794)	76.29
Shares forfeited	(131)	171.40
Outstanding at March 31, 2024	82,102	$85.47

At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the three-month periods ended March 31, 2024 and 2023, 21,914 and 20,457 shares were surrendered at an average market price of $216.80 and $117.95, respectively.

As of March 31, 2024, the Company had approximately $10.0 million of unrecognized compensation expense that is expected to be recognized over a period of 3 years.

(7)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	March 31,	December 31,
	2024	2023
Raw materials	$54,836	$53,539
Work in process	7,840	7,821
Finished goods	11,224	8,831
Total inventory	$73,900	$70,191

(8)	Property, Plant and Equipment

Property, plant, and equipment consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Land and improvements	$4,823	$4,849
Buildings and improvements	34,676	34,735
Leasehold improvements	9,024	8,226
Machinery & equipment	59,007	58,343
Furniture, fixtures, computers & software	6,487	6,324
Construction in progress	6,961	6,845
Property, plant and equipment	$120,978	$119,322
Accumulated depreciation and amortization	(59,047)	(57,185)
Net property, plant and equipment	$61,931	$62,137

(9)	Leases

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

ROU assets and lease liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Operating lease ROU assets	$12,823	$13,437
Finance lease ROU assets	172	151
Total ROU assets	$12,995	$13,588

Operating lease liabilities - current	$3,250	$3,162
Finance lease liabilities - current	119	60
Total lease liabilities - current	$3,369	$3,222

Operating lease liabilities - long-term	$10,037	$10,719
Finance lease liabilities - long-term	81	96
Total lease liabilities - long-term	$10,118	$10,815

The components of lease costs for the three-month periods ended March 31, 2024 and 2023 consist of the following (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$24	$15
Interest on lease liabilities	2	1
Operating lease cost	855	711
Variable lease cost	80	83
Short-term lease cost	35	7
Total lease cost	$996	$817

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$834	$683
Financing cash flows from finance leases	20	16
Weighted-average remaining lease term (years):
Finance	1.84	3.29
Operating	4.00	5.06
Weighted-average discount rate:
Finance	2.27%	2.10%
Operating	3.73%	3.42%

The aggregate future lease payments for leases as of March 31, 2024 are as follows (in thousands):

	Operating	Finance
Remainder of 2024	$2,529	$123
2025	3,030	63
2026	2,667	17
2027	2,303	2
2028	1,190	-
Thereafter	2,828	-
Total lease payments	14,547	205
Less: Interest	(1,259)	(6)
Present value of lease liabilities	$13,288	$199

(10)	Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Basic weighted average common shares outstanding	7,651	7,592
Weighted average common equivalent shares due to restricted stock, stock options and RSUs	86	89
Diluted weighted average common shares outstanding	7,737	7,681

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For both the three-month periods ended March 31, 2024 and 2023, there were no stock awards excluded from the computation of diluted earnings per share for this reason.

(11)	Segment Data

The Company consists of a single operating and reportable segment.

Revenues shipped to customers outside of the United States comprised approximately 18.4% and 16.6% of the Company’s consolidated revenues for the three months ended March 31, 2024 and 2023, respectively. One customer comprised approximately 32.2% and 22.3% of the Company’s consolidated revenues for the three months ended March 31, 2024 and 2023, respectively. On March 31, 2024, one customer represented approximately 18.6% of gross accounts receivable. On December 31, 2023, two customers represented approximately 16.5% and 12.2%, respectively, of gross accounts receivable. Approximately 15.8% of all long-lived assets are located outside of the United States.

The Company’s products are primarily sold to customers within the Medical, Aerospace & Defense, Automotive, and Industrial/Other markets. Sales by market for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024		2023
Market	Net Sales	%	Net Sales	%

Medical	$90,037	85.7%	$83,804	85.7%
Aerospace & Defense	6,137	5.8%	4,217	4.3%
Automotive	3,949	3.8%	4,347	4.4%
Industrial / Other	4,886	4.7%	5,385	5.6%
Net Sales	$105,009	100.0%	$97,753	100.0%

(12)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2024 are as follows (in thousands):

Goodwill
December 31, 2023	$113,263
Foreign currency translation	(159)
March 31, 2024	$113,104

The carrying values of the Company’s definite lived intangible assets as of March 31, 2024 are as follows (in thousands):

	Intelletual Property / Tradename & Brand	Non- Compete	Customer List	Total
Weighted-average amortization period	11.9 years	9.3 years	20 years
Gross amount	$7,087	$5,500	$65,205	$77,792
Accumulated amortization	(1,474)	(1,662)	(11,742)	$(14,878)
Net balance	$5,613	$3,838	$53,463	$62,914

Amortization expense related to intangible assets was approximately $1.0 million and $1.1 million for the three-month periods ended March 31, 2024 and 2023. The estimated remaining amortization expense as of March 31, 2024 is as follows (in thousands):

Remainder of 2024	$3,170
2025	4,227
2026	4,224
2027	4,222
2028	4,124
2029	4,121
Thereafter	38,826
Total	$62,914

(13)	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued contingent consideration (earn-out)	$8,334	$8,096
Present value of non-competition payments	4,987	6,586
Other	500	499
	$13,821	$15,181

(14)	Income Taxes

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 17.2% and 18.1% of income before income tax expense for the three-month periods ended March 31, 2024 and 2023, respectively.

(15)	Debt

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

The credit facilities under the Second Amended and Restated Credit Agreement consist of a $40 million secured term loan to the Company and a secured revolving credit facility, under which the Company may borrow up to $90 million. The Second Amended and Restated Credit Agreement matures on December 21, 2026. The secured term loan requires quarterly principal payments of $1 million that commenced on March 31, 2022. The proceeds of the Second Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of DAS Medical, as well as certain other permitted acquisitions. The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors and secured by substantially all assets of the Company.

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

At March 31, 2024, the Company had approximately $34 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At March 31, 2024, the applicable interest rate was approximately 6.6% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

March 31, 2024
Revolving credit facility	$4,000
Term loan	30,000
Total long-term debt	34,000
Current portion	(4,000)
Long-term debt, excluding current portion	$30,000

Future maturities of long-term debt at March 31, 2024 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2024	$3,000	$-	$3,000
2025	4,000	-	4,000
2026	23,000	4,000	27,000
	$30,000	$4,000	$34,000

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

Investors are cautioned that such forward-looking statements involve risks and uncertainties that could adversely affect the Company’s business and prospects, and otherwise cause actual results to differ materially from those anticipated by such forward-looking statements, or otherwise, including without limitation: financial condition and results of operations, including risks relating to substantially decreased demand for the Company’s products; risks relating to the potential closure of any of the Company’s facilities or the unavailability of key personnel or other employees; risks that the Company’s inventory, cash reserves, liquidity or capital resources may be insufficient; risks relating to delayed payments by our customers and the potential for reduced or canceled orders; risks related to customer concentration; risks related to global conflict or civil unrest to the efficacy of our manufacturing process; risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our financing arrangements, and whether any available financing may be sufficient to address our needs; risks associated with efforts to shift the Company’s book of business to higher-margin, longer-run opportunities; risks associated with the Company’s entry into and growth in certain markets; risks and uncertainties associated with seeking and implementing manufacturing efficiencies and implementing new production equipment; risks and uncertainties associated with growth of the Company’s business and increases to sales, earnings and earnings per share; risks relating to our ability to achieve our environmental, social and governance (“ESG”) objectives or otherwise meet the expectations of our stakeholders with respect to ESG matters; risks relating to cybersecurity, including cyber-attacks on the Company’s information technology infrastructure, products, suppliers, customers and partners, and cybersecurity-related regulations; and risks associated with new product and program launches. Accordingly, actual results may differ materially.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our current beliefs, estimates and assumptions and are only as of the date of this Report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as the risks and uncertainties discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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

Net sales for the Company for the three-month period ended March 31, 2024 increased 7.4% (all organic) to $105.0 million from $97.8 million in the same period last year, which was primarily attributable to 7.4% growth in Medical and non-medical sales. The Medical sales growth was primarily due to the increase in sales of the Company’s robotic surgery and infection prevention products. Net sales relating to our largest customer were 32.2% of our net sales in the three-month period ended March 31, 2024. Gross profit as a percentage of sales (“gross margin”) for the three-month period ended March 31, 2024 decreased to 28.6% from 29.4% in the same period last year but is up sequentially over rates in the second half of 2023.

Results of Operations

Net Sales

Net sales for the three-month period ended March 31, 2024 increased approximately 7.4% (all organic) to $105.0 million from sales of $97.8 million for the same period in 2023. The increase in net sales is primarily due to increased sales to customers in the medical market of 7.4%, primarily led by increased sales of robotic surgery and infection prevention products in response to increased procedures. Net sales to all other markets increased 7.4% largely due to a 46% increase in aerospace and defense sales.

Gross Profit

Gross margin decreased to 28.6% for the three-month period ended March 31, 2024, from 29.4% for the same period in 2023. As a percentage of sales, material and labor costs collectively decreased 0.3% while overhead costs increased 1.1%. The decrease in gross margin is primarily due to a decrease in the build of finished goods during the first quarter of 2024 as compared to the first quarter of 2023, as well as sales mix within the medical market.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 7.0% to $13.9 million for the three-month period ended March 31, 2024, from $13.0 million for the same period in 2023, largely due to increased performance-based compensation, benefits and payroll tax expenses. As a percentage of sales, SG&A decreased to 13.2% for the three-month period ended March 31, 2024, from 13.3% for the same three-month period in 2023.

Change in fair value of contingent consideration

In connection with the acquisition of DAS Medical in 2021, the Company is required to make contingent payments, subject to the acquired entities achieving certain financial performance thresholds. The contingent consideration payments for the DAS Medical acquisition are four, $5 million payments for a total of up to $20 million. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $9.7 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liabilities for the contingent consideration payments recognized at March 31, 2024 totaled approximately $13.3 million for the remaining $15 million of potential earnout. The change in fair value of contingent consideration for the DAS Medical acquisition for the three-month period ended March 31, 2024, resulted in an expense of approximately $0.2 million, and was included in change in fair value of contingent consideration in the consolidated statements of comprehensive income.

Interest expense, net

Net interest expense was approximately $631 thousand and $869 thousand for the three-month periods ended March 31, 2024 and 2023, respectively. The decrease in net interest expense for the three-month period ended March 31, 2024 was primarily due to lower debt, partially offset by higher average interest rates in 2024. Interest income was immaterial.

Other (income) expense

Other income was approximately $42 thousand and other expense was approximately $77 thousand for the three-month periods ended March 31, 2024 and 2023, respectively. The changes in other income/expense in both periods are primarily generated by foreign currency transaction gains/losses.

Income Taxes

The Company recorded tax expense of approximately 17.2% and 18.1% of income before income tax expense, for each of the three-month periods ended March 31, 2024 and 2023, respectively. The decrease in the effective tax rate for the current period as compared to the prior period is largely due to increased discrete tax benefits associated with the issuance of stock compensation and higher earnings in low-tax jurisdictions in 2024.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the three-month period ended March 31, 2024 was approximately $10.7 million and was primarily a result of net income generated of approximately $12.7 million, depreciation and amortization of approximately $3.0 million, share-based compensation of approximately $1.5 million, a change in the fair value of contingent consideration of approximately $0.3 million, a decrease in accounts receivable of approximately $3.1 million resulting primarily from the collection of an escrow receivable, an increase in income taxes payable of $1.4 million due to the timing of payment of tax estimates, an increase in accounts payable of approximately $1.4 million due to the building of inventory to meet demand and the timing of vendor payments in the ordinary course of business, a decrease in deferred taxes of approximately $0.6 million, and a decrease in other assets of approximately $0.3 million.

These cash inflows and adjustments to income were partially offset by an increase in inventory of approximately $3.7 million due to inventory build for upcoming demand, an increase in prepaid expenses of approximately $0.8 million primarily due to the payment of current year insurance policies, a decrease in accrued expenses of approximately $5.6 million due primarily to the payment of accrued compensation, a decrease in deferred revenue of approximately $2.1 million due to the recognition of deferred tooling and development revenue, and a decrease in other long-term liabilities of approximately $1.4 million due primarily to non-compete payments.

Net cash used in investing activities during the three-month period ended March 31, 2024 was approximately $1.7 million and was primarily the result of additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash used for financing activities was approximately $2.7 million during the three-month period ended March 31, 2024 and was primarily the result of payments on the revolving line of credit of approximately $3.0 million, principal payments of long-term debt of approximately $2.0 million, and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $4.7 million. These payments were partially offset by borrowings under our revolving line of credit of approximately $7.0 million.

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

The credit facilities under the Second Amended and Restated Credit Agreement consist of a $40 million secured term loan to the Company and a secured revolving credit facility, under which the Company may borrow up to $90 million. The Second Amended and Restated Credit Agreement matures on December 21, 2026. The secured term loan requires quarterly principal payments of $1 million that commenced on March 31, 2022. The proceeds of the Second Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of DAS Medical, as well as certain other permitted acquisitions. The Company’s obligations under the Second Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors and secured by substantially all assets of the Company.

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

At March 31, 2024, the Company had approximately $30 million in borrowings outstanding under the Second Amended and Restated Credit Agreement, which were used as partial consideration for the DAS Medical and Advant Medical acquisitions, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At March 31, 2024, the applicable interest rate was approximately 6.6% and the Company was in compliance with all covenants under the Second Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

March 31, 2024
Revolving credit facility	$4,000
Term loan	30,000
Total long-term debt	34,000
Current portion	(4,000)
Long-term debt, excluding current portion	$30,000

Future maturities of long-term debt at March 31, 2024 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2024	$3,000	$-	$3,000
2025	4,000	-	4,000
2026	23,000	4,000	27,000
	$30,000	$4,000	$34,000

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its Second Amended and Restated Credit Agreement. The Company generated cash of approximately $10.7 million from operations during the three-month period ended March 31, 2024. The Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and availability of draws on its revolving credit facility. Further, the economic uncertainty resulting from events including inflation, bank failures, and other factors beyond the control of the Company could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

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

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out cost flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. There were no share repurchases during the three-month periods ended March 31, 2024 and 2023. At March 31, 2024, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Critical Accounting Estimates

There have been no material changes to the Company’s Critical Accounting Estimates, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 1A:       RISK FACTORS

The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, you should consider carefully the risks and uncertainties described below, in addition to other information described in this Quarterly Report on Form 10-Q as well as our other public filings with the SEC including Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The ongoing conflict between Russia and Ukraine, other similar conflicts and civil unrest in Haiti, which is in proximity to our manufacturing facilities in the Dominican Republic could have a material adverse effect on our business and results of operations.

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

Our manufacturing facilities and warehouses in the Dominican Republic play a crucial role in the production of certain of our medical products.  Our manufacturing facilities and warehouses may be damaged or our ability to use or access them may be disrupted as a result of civil unrest or other occurrences in Haiti. Such events may interfere with our manufacturing process, information systems, telecommunication services, and product delivery for sustained periods and may also make it difficult or impossible for employees to reach our business locations  Damage or destruction that interrupts our manufacturing facilities could adversely affect our reputation, our relationships with our largest customers, our leadership team’s ability to administer and supervise our business and cause us to incur substantial additional expenditures to repair or replace damages equipment or facilities or commence alternate production locations.

In addition, the conflict between Russia and Ukraine, civil unrest in Haiti and similar conflicts or situations such as the Israel-Hamas War may have the effect of heightening other risks disclosed in this Form 10-K, any of which could materially and adversely affect our business and results of operations. Such risks include but are not limited to interruptions in the transportation channels for the manufacture and global distribution of our products, heightened inflation, depressed levels of consumer and commercial spending, adverse changes in international trade policies and relations, and the inability to implement and execute our business strategy. We are currently unable to predict the extent, nature or duration of any of these occurrences.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5:         OTHER INFORMATION

During the first quarter of fiscal 2024, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6:         EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

Exhibit No.	Description
10.1

Manufacturing Supply Agreement between Das Medical International SRL and Intuitive Surgical SARL dated April 25, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2024 (SEC File No. 001-12648)).^

10.2

Amendment No. 24 to Manufacturing Supply Agreement between Das Medical International SRL and Intuitive Surgical SARL dated March 15, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2024 (SEC File No. 001-12648)).^

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

_______________

*         Filed herewith.

**       Furnished herewith.

^         Pursuant to Item 601(b)(10) of Regulation S-K, certain identified information has been excluded from this exhibit because it is both (i) not material and (ii) would be competitively harmful if publicly disclosed. Further, the schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: May 10, 2024	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, and Director (Principal Executive Officer)
Date: May 10, 2024	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)