Form 10-Q
period 2024-06-30
UFP TECHNOLOGIES INC
filed 2024-08-09
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 2024

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

Yes ☐       No ☒

7,674,363 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of August 5, 2024.

UFP Technologies, Inc.

PART I:            FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$16,728	$5,263
Receivables, net	60,985	64,449
Inventories	77,976	70,191
Prepaid expenses and other current assets	4,296	3,433
Refundable income taxes	2,176	1,297
Total current assets	162,161	144,633
Property, plant and equipment, net	63,736	62,137
Goodwill	115,616	113,263
Intangible assets, net	62,382	64,116
Non-qualified deferred compensation plan	5,792	5,323
Right of use assets	12,223	13,588
Deferred income taxes	72	607
Other assets	414	469
Total assets	$422,396	$404,136

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,966	$22,286
Accrued expenses	20,731	22,085
Deferred revenue	4,552	6,616
Lease liabilities	3,280	3,222
Income taxes payable	258	-
Current portion of long-term debt	-	4,000
Total current liabilities	51,787	58,209
Long-term debt, excluding current installments	35,200	28,000
Deferred income taxes	182	428
Non-qualified deferred compensation plan	5,818	5,412
Lease liabilities	9,473	10,815
Other liabilities	9,760	15,181
Total liabilities	112,220	118,045
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,703,922 and 7,674,363 shares issued and outstanding, respectively, at June 30, 2024; 7,669,339 and 7,639,780 shares issued and outstanding, respectively, at December 31, 2023	77	76
Additional paid-in capital	37,418	38,814
Retained earnings	273,765	247,520
Accumulated other comprehensive (loss) income	(497)	268
Treasury stock at cost, 29,559 shares at June 30, 2024 and 29,559 shares at December 31, 2023	(587)	(587)
Total stockholders’ equity	310,176	286,091
Total liabilities and stockholders' equity	$422,396	$404,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$110,177	$100,037	$215,186	$197,790
Cost of sales	77,146	70,392	152,072	139,444
Gross profit	33,031	29,645	63,114	58,346
Selling, general & administrative expenses	13,900	12,299	27,812	25,306
Acquisition costs	943	-	943	-
Change in fair value of contingent consideration	238	198	476	3,051
(Gain) loss on sale of property, plant & equipment	(1)	106	7	107
Operating income	17,951	17,042	33,876	29,882
Interest expense, net	577	1,089	1,208	1,958
Other expenses (income)	2	(20)	(39)	56
Income before income tax expense	17,372	15,973	32,707	27,868
Income tax expense	3,820	4,090	6,462	6,246
Net income	$13,552	$11,883	$26,245	$21,622

Net income per share:
Basic	$1.77	$1.56	$3.43	$2.84
Diluted	$1.75	$1.55	$3.38	$2.81
Weighted average common shares outstanding:
Basic	7,672	7,625	7,662	7,608
Diluted	7,753	7,690	7,756	7,689

Comprehensive Income
Net Income	$13,552	$11,883	$26,245	$21,622
Other comprehensive income:
Foreign currency translation adjustment	(181)	41	(764)	534
Other comprehensive gain (loss)	(181)	41	(764)	534
Comprehensive income	$13,371	$11,924	$25,481	$22,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three and Six Months Ended June 30, 2024
					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2023	7,640	$76	$38,814	$247,520	$268	30	$(587)	$286,091
Share-based compensation	48	1	1,512	-	-	-	-	1,513
Exercise of stock options net of shares presented for exercise	4	-	54	-	-	-	-	54
Net share settlement of RSUs	(22)	-	(4,751)	-	-	-	-	(4,751)
Other comprehensive income	-	-	-	-	(584)	-	-	(584)
Net income	-	-	-	12,693	-	-	-	12,693
Balance at March 31, 2024	7,670	$77	$35,629	$260,213	$(316)	30	$(587)	$295,016
Share-based compensation	2	-	1,736	-	-	-	-	1,736
Exercise of stock options	2	-	53	-	-	-	-	53
Other comprehensive income	-	-	-	-	(181)	-	-	(181)
Net income	-	-	-	13,552	-	-	-	13,552
Balance at June 30, 2024	7,674	$77	$37,418	$273,765	$(497)	30	$(587)	$310,176

Three and Six Months Ended June 30, 2023
					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2022	7,582	$76	$36,070	$202,596	$(610)	30	$(587)	$237,545
Share-based compensation	49	-	1,056	-	-	-	-	1,056
Exercise of stock options net of shares presented for exercise	3	-	-	-	-	-	-	-
Net share settlement of RSUs	(21)	-	(2,413)	-	-	-	-	(2,413)
Issuance of common stock	-	-	64	-	-	-	-	64
Other comprehensive income	-	-	-	-	493	-	-	493
Net income	-	-	-	9,739	-	-	-	9,739
Balance at March 31, 2023	7,613	$76	$34,777	$212,335	$(117)	30	$(587)	$246,484
Share-based compensation	4	-	1,197	-	-	-	-	1,197
Exercise of stock options	22	-	680	-	-	-	-	680
Other comprehensive loss	-	-	-	-	41	-	-	41
Net income	-	-	-	11,883	-	-	-	11,883
Balance at June 30, 2023	7,639	$76	$36,654	$224,218	$(76)	30	$(587)	$260,285

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$26,245	$21,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,031	5,607
Loss on disposal of property, plant & equipment	7	107
Share-based compensation	3,249	2,253
Deferred income taxes	304	(466)
Change in fair value of contingent consideration	476	3,051
Changes in operating assets and liabilities:
Receivables, net	4,230	(8,807)
Inventories	(7,349)	(9,448)
Prepaid expenses and other current assets	(1,010)	(1,395)
Other assets	951	1,202
Accounts payable	700	4,862
Accrued expenses	(2,053)	(6,197)
Deferred revenue	(2,064)	(415)
Income taxes payable	(398)	(1,470)
Non-qualified deferred compensation plan and other liabilities	(6,951)	94
Net cash provided by operating activities	22,368	10,600
Cash flows from investing activities:
Acquisition of Marble Medical, net of cash acquired	(4,612)	-
Additions to property, plant, and equipment	(4,503)	(4,951)
Proceeds from sale of fixed assets	2	4
Net cash used in investing activities	(9,113)	(4,947)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	45,200	9,000
Payments on revolving line of credit	(10,000)	(5,000)
Principal payments of long-term debt	(32,000)	(2,000)
Payment of contingent consideration	(188)	(5,000)
Principal payments on finance lease obligations	(41)	(32)
Proceeds from the exercise of stock options	107	680
Payment of statutory withholdings for restricted stock units vested	(4,751)	(2,413)
Net cash used in financing activities	(1,673)	(4,765)
Effect of foreign currency exchange rates on cash and cash equivalents	(117)	(48)
Net increase in cash and cash equivalents	11,465	840
Cash and cash equivalents at beginning of period	5,263	4,451
Cash and cash equivalents at end of period	$16,728	$5,291

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

The condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2024.

Recent Accounting Pronouncements

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements.

(2)	Acquisition

On June 24, 2024, the Company purchased 100% of the outstanding shares of common stock of Marble Medical, Inc., (“Marble”) pursuant to a stock purchase agreement and related agreements, for an aggregate purchase price of $4.5 million in cash, plus up to an additional $0.5 million based upon the achievement of sales targets of Marble for each of the 12-month periods ended December 31, 2024, and 2025. The purchase price was subject to adjustment based upon Marble’s working capital at closing, and further adjustment when the final working capital is determined. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

Founded in 1988 and headquartered in Tallahassee, FL, Marble Medical develops and manufactures adhesive based medical components and single-use devices. The purchase price includes certain real estate, which encompasses Marble’s manufacturing, warehouse and office facilities.

Acquisition costs associated with the transaction were approximately $145 thousand which was charged to expense in the three- and six-month periods ended June 30, 2024. These costs were primarily for legal and valuation services, which are reflected on the face of the Condensed Consolidated Statements of Comprehensive Income.

As the revenues, earnings, balance sheet, and pro forma effects of the Marble acquisition are not, and would not have been, material to the results of operations or financial position of the Company, the Company has elected to not disclose substantially all required disclosures of Accounting Standards Codification 805, Business Combinations, for this acquisition.

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands) (See Note 12 for further information regarding net sales by market):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net sales of:	2024	2023	2024	2023
Products	$105,248	$98,660	$208,517	$193,352
Tooling and Machinery	3,292	259	4,557	1,553
Engineering services	1,637	1,118	2,112	2,885
Total net sales	$110,177	$100,037	$215,186	$197,790

Contract balances

The timing of revenue recognition may differ from the timing of invoicing to customers.  When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheets.

The following table presents a roll-forward of contract liabilities activity for the six-month periods ended June 30, 2024 and 2023 (in thousands):

	Contract Liabilities
	Six Months Ended June 30,
	2024	2023
Deferred revenue - beginning of period	$6,616	$4,679
Increases due to consideration received from customers	1,238	2,151
Revenue recognized	(3,302)	(2,564)
Deferred revenue - end of period	$4,552	$4,266

Revenue recognized during the six-month periods ended June 30, 2024 and 2023 from amounts included in deferred revenue at the beginning of the period were approximately $3.0 million and $2.0 million, respectively.

When invoicing occurs after revenue recognition, the Company has contract assets, included within “receivables, net” on the condensed consolidated balance sheets.

The following table presents opening and closing balances of contract assets for the six-month periods ended June 30, 2024 and 2023 (in thousands):

	Contract Assets
	Six Months Ended June 30,
	2024	2023
Unbilled Receivables - beginning of period	$114	$270
Increases due to revenue recognized, not invoiced to customers	1,121	2,070
Decreases due to customer invoicing	(1,053)	(2,047)
Unbilled Receivables - end of period	$182	$293

(4)	Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Cash paid for:
Interest	$1,228	$1,912
Income taxes, net of refunds	5,735	8,112

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$102	$218
Operating lease right of use assets	83	1,524
Operating lease liabilities	(83)	(1,560)
Financing lease right of use assets	35	-
Financing lease liablities	58	-

(5)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	June 30,	December 31,	December 31,
	2024	2023	2022
Accounts receivable–trade	$61,802	$65,176	$55,850
Less allowance for credit losses	(817)	(727)	(733)
Receivables, net	$60,985	$64,449	$55,117

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the six months ended June 30, 2024 and 2023 (in thousands):

	Allowance for Credit Losses
	Six Months Ended June 30,
	2024	2023
Allowance - beginning of period	$727	$733
Adjustment for expected credit losses	107	(13)
Amounts written off against the allowance	(17)	(10)
Recoveries	-	8
Allowance - end of period	$817	$718

(6)	Fair Value of Financial Instruments

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2024	December 31, 2023
Level 3
Purchase price contingent consideration:
Accrued contingent consideration (earn-out)	$8,972	$13,096
Present value of non-competition payments	6,535	8,474

In connection with the acquisitions of Marble Medical in 2024 and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the Marble Medical acquisition and the DAS Medical acquisition are up to $500 thousand and $20 million, respectively. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $400 thousand and $9.7 million for the Marble Medical acquisition and the DAS Medical acquisition, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liability for the contingent consideration payments recognized at June 30, 2024 totaled approximately $9.0 million out of the remaining potential payments of $10.5 million. The change in fair value of contingent consideration for the acquisition is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.

Also in connection with the DAS Medical and Advant Medical acquisitions, the Company has entered into Non-Competition Agreements with the beneficiaries (certain previous owners of DAS and Advant) and the Company has agreed to pay additional consideration to the parties to the Non-Competition Agreements, including an aggregate of $10.0 million in payments over the ten years following the closing of the DAS Medical acquisition for the 10-year noncompetition covenants of certain key owners and an aggregate of €375 thousand in payments over the three years following the third anniversary of the closing of the Advant Medical acquisition for the 5-year noncompetition covenants of the owner. The Company paid approximately $1.7 million during the first quarter of 2024 related to non-competition agreements. The present value of the Non-Competition Agreements at June 30, 2024 totaled approximately $6.5 million. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period.

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

Share-based compensation is measured on the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2023. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Share-based compensation related to:	2024	2023	2024	2023
Common stock grants	$100	$100	$200	$200
Stock option grants	118	113	230	207
Restricted Stock Unit Awards ("RSUs")	1,518	984	2,819	1,846
Total share-based compensation	$1,736	$1,197	$3,249	$2,253

The total income tax benefit recognized in the condensed consolidated statements of comprehensive income for share-based compensation arrangements was approximately $486 thousand and $1.5 million for the three-and-six-month periods ended June 30, 2024, respectively, and approximately $752 thousand and $1.6 million for the three-and-six-month periods ended June 30, 2023.

Common Stock Grants

The compensation expense for common stock granted during the six-month period ended June 30, 2024, was determined based on the market price of the shares on the date of grant.

Stock Option Grants

The following is a summary of stock option activity under all plans for the six-month period ended June 30, 2024:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	78,488	$39.98
Granted	2,958	260.92
Exercised	(6,568)	32.35
Outstanding at June 30, 2024	74,878	$67.37	5.42	$14,714
Exercisable at June 30, 2024	67,952	$56.36	5.33	$14,100
Vested and expected to vest at June 30, 2024	74,878	$67.37	5.42	$14,714

On June 6, 2024, the Company granted options to its directors for the purchase of 2,958 shares of the Company’s common stock at that day’s closing price of $260.92. The compensation expense related to these grants was determined as the fair value of the options using the Black-Scholes option pricing model based on the following assumptions:

Expected volatility	39.7%
Expected dividends	None
Risk-free interest rate	4.3%
Exercise price	$260.92
Expected term	6.3
Weighted-average grant date fair value	$121.61

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

During the six-month periods ended June 30, 2024 and 2023, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid to exercise the options) was approximately $1.5 million and $3.0 million, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $212 thousand and $789 thousand, respectively.  At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the six-month period ended June 30, 2024, 653 shares were surrendered at an average market price of $162.93. During the six-month period ended June 30, 2023, 861 shares were surrendered at an average market price of $127.05.

Restricted Stock Unit awards

The following table summarizes information about RSU activity during the three-month period ended June 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	95,693	$64.82
Awarded	31,663	175.30
Shares vested	(50,582)	79.53
Shares forfeited	(378)	139.55
Outstanding at June 30, 2024	76,396	$85.47

At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder.  During the six-month periods ended June 30, 2024 and 2023, 21,914 shares and 20,457 shares were surrendered at an average market price of $216.80 and $117.95, respectively.

As of June 30, 2024, the Company had approximately $8.3 million of unrecognized compensation expense that is expected to be recognized over a period of 2.8 years.

(8)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$56,828	$53,539
Work in process	7,817	7,821
Finished goods	13,331	8,831
Total inventory	$77,976	$70,191

(9)	Property, Plant and Equipment

Property, plant, and equipment consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Land and improvements	$5,015	$4,849
Buildings and improvements	35,531	34,735
Leasehold improvements	9,235	8,226
Machinery & equipment	60,966	58,343
Furniture, fixtures, computers & software	6,879	6,324
Construction in progress	7,083	6,845
Property, plant and equipment	$124,709	$119,322
Accumulated depreciation and amortization	(60,973)	(57,185)
Net property, plant and equipment	$63,736	$62,137

(10)	Leases

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

ROU assets and lease liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Operating lease ROU assets	$12,093	$13,437
Finance lease ROU assets	130	151
Total ROU assets	$12,223	$13,588

Operating lease liabilities - current	$3,165	$3,162
Finance lease liabilities - current	115	60
Total lease liabilities - current	$3,280	$3,222

Operating lease liabilities - long-term	$9,408	$10,719
Finance lease liabilities - long-term	65	96
Total lease liabilities - long-term	$9,473	$10,815

The components of lease costs for the six-month periods ended June 30, 2024 and 2023 consist of the following (in thousands):

	Six Months Ended June 30,
	2024	2023
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$48	$30
Interest on lease liabilities	4	2
Operating lease cost	1,713	1,480
Variable lease cost	160	159
Short-term lease cost	86	14
Total lease cost	$2,011	$1,685

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,682	$1,407
Financing cash flows from finance leases	41	32
Weighted-average remaining lease term (years):
Finance	1.59	3.04
Operating	3.79	4.81
Weighted-average discount rate:
Finance	3.77%	2.10%
Operating	3.72%	3.43%

The aggregate future lease payments for leases as of June 30, 2024 are as follows (in thousands):

	Operating	Finance
Remainder of 2024	$1,687	$118
2025	3,030	52
2026	2,667	14
2027	2,303	-
2028	1,190	-
Thereafter	2,828	-
Total lease payments	13,705	184
Less: Interest	(1,132)	(4)
Present value of lease liabilities	$12,573	$180

(11)	Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding.  Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic weighted average common shares outstanding	7,672	7,625	7,662	7,608
Weighted average common equivalent shares due to restricted stock, stock options and RSUs	81	65	94	81
Diluted weighted average common shares outstanding	7,753	7,690	7,756	7,689

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related stock options during the period.  These outstanding stock options are not included in the computa‐tion of diluted income per share because the effect would be antidilutive.  For the three- and six-month periods ended June 30, 2024, there were no stock awards excluded from the computation of diluted earnings per share for this reason. For the three- and six-month periods ended June 30, 2023, the number of stock options excluded from the computation of diluted earnings per share for this reason was 4,281 and 12,153, respectively.

(12)	Segment Data

The Company consists of a single operating and reportable segment.

Revenues shipped to customers outside of the United States comprised approximately 18.8% and 18.6% of the Company’s consolidated revenues for the three-and-six-month periods ended June 30, 2024, respectively. Revenues shipped to customers outside of the United States comprised approximately 18.5% and 17.6% of the Company’s consolidated revenues for the three-and-six-month periods ended June 30, 2023, respectively.  One customer comprised approximately 33.9% and 33.1% of the Company’s consolidated revenues for the three-and-six-month periods ended June 30, 2024, respectively. One customer comprised approximately 24.7% and 22.7% of the Company’s consolidated revenues for the three-and-six-month periods ended June 30, 2023, respectively. On June 30, 2024, one customer represented approximately 13.3% of gross accounts receivable. On December 31, 2023, two customers represented approximately 16.5% and 12.2%, respectively, of gross accounts receivable. Approximately 18.4% of all long-lived assets are located outside of the United States.

The Company’s products are primarily sold to customers within the Medical, Aerospace & Defense, Automotive, and Industrial/Other markets. Sales by market for the three and six months ended June 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$95,419	86.6%	$86,150	86.1%	$185,456	86.2%	$169,965	85.9%
Aerospace & Defense	5,820	5.3%	4,234	4.2%	11,958	5.5%	8,451	4.3%
Industrial / Other	4,961	4.5%	5,557	5.6%	9,846	4.6%	10,931	5.5%
Automotive	3,977	3.6%	4,096	4.1%	7,926	3.7%	8,443	4.3%
Net Sales	$110,177	100.0%	$100,037	100.0%	$215,186	100.0%	$197,790	100.0%

(13)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2024 are as follows (in thousands):

Goodwill

December 31, 2023	$113,263
Acquired in Marble Medical business combination	2,564
Foreign currency translation	(211)
June 30, 2024	$115,616

The carrying values of the Company’s definite lived intangible assets as of June 30, 2024 are as follows (in thousands):

	Intelletual Property / Tradename & Brand	Non- Compete	Customer List	Total
Weighted-average amortization period	11.4 years	9.2 years	19.9 years
Gross amount	$7,371	$5,548	$65,434	$78,353
Accumulated amortization	(1,620)	(1,796)	(12,555)	(15,971)
Net balance	$5,751	$3,752	$52,879	$62,382

Amortization expense related to intangible assets was approximately $1.0 million and $2.0 million for the three- and six-month periods ended June 30, 2024, respectively, and $1.0 million and $2.1 million for the three- and six-month periods ended June 30, 2023, respectively. The estimated remaining amortization expense as of June 30, 2024 is as follows (in thousands):

Remainder of 2024	$2,113
2025	4,274
2026	4,272
2027	4,270
2028	4,172
2029	4,168
Thereafter	39,113
Total	$62,382

(14)	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued contingent consideration (earn-out)	$3,972	$8,096
Present value of non-competition payments	5,038	6,586
Other	750	499
	$9,760	$15,181

(15)	Income Taxes

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 22.0% and 19.8% of income before income tax expense for the three- and six-month periods ended June 30, 2024, respectively, and 25.6% and 22.4% of income before income tax expense for the three- and six-month periods ended June 30, 2023, respectively

(16)	Debt

On June 27, 2024, the Company, as the borrower, entered into a secured $275 million Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer, and certain other lenders from time-to-time party thereto. The Third Amended and Restated Credit Agreement amends and restates the Company’s prior credit agreement, originally dated as of December 22, 2021.

The credit facilities under the Third Amended and Restated Credit Agreement consist of a secured term loan to the Company of up to $125million and a secured revolving credit facility, under which the Company may borrow up to $150 million.  The Third Amended and Restated Credit Facilities mature on June 27, 2029.  This maturity date is subject to acceleration and the Company could be subject to additional fees and expenses in certain circumstances should one or more events of default described in the Third Amended and Restated Credit Agreement occur.  The secured term loan requires quarterly principal payments of $3,125,000 that commence on December 31, 2024. The proceeds of the Third Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of AJR Enterprises, LLC (see Note 17 for more information regarding this acquisition), as well as certain other permitted acquisitions.   The Company’s obligations under the Third Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors and secured by substantially all assets of the Company.

The Third Amended and Restated Credit Facilities call for interest at SOFR plus a margin that ranges from 1.25% to 2.25% or, at the discretion of the Company, the bank’s prime rate plus a margin that ranges from .25% to 1.25%. In both cases the applicable margin is dependent upon Company performance.  Under the Third Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Third Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.

At June 30, 2024, the Company had approximately $35.2 million in borrowings outstanding under the Third Amended and Restated Credit Agreement, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At June 30, 2024, the applicable interest rate was approximately 6.9% and the Company was in compliance with all covenants under the Third Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

June 30, 2024
Revolving credit facility	$35,200
Total long-term debt	$35,200
Current portion	-
Long-term debt, excluding current portion	$35,200

Future maturities of long-term debt at June 30, 2024 are as follows (in thousands):

Revolving credit facility
Remainder of 2024	$-
2025	-
2026	-
2027	-
2028	-
2029	35,200
$35,200

(17)	Subsequent Events

Acquisition of AJR Enterprises

On July 1, 2024, the Company purchased 100% of the outstanding membership interests of AJR Enterprises, LLC, (“AJR”) pursuant to a Securities Purchase Agreement, for an aggregate purchase price of $110 million in cash. The purchase price was subject to adjustment based upon AJR’s estimated working capital at closing, and further adjustment when the final working capital is determined. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.  As part of the Securities Purchase Agreement, the Sellers as well as certain restricted parties have agreed to not compete with the Company for a period of seven years.

AJR , is headquartered in St. Charles, IL, with additional manufacturing in the Dominican Republic. AJR  brings us a strategic leadership position in the growing single-use safe patient handling space, as well as expertise in specialty fabrics and a very low-cost manufacturing operation.

Acquisition costs associated with the transaction were approximately $422 thousand which was charged to expense in the three- and six-month periods ended June 30, 2024. These costs were primarily for legal and valuation services, which are reflected on the face of the Condensed Consolidated Statements of Comprehensive Income.

Due to the timing of the AJR acquisition, the accounting for this business combination is incomplete. As a result, it is impracticable for the Company to disclose substantially all required disclosures of Accounting Standards Codification 805, Business Combinations, for this acquisition.

Acquisition of Welch Fluorocarbon

On July 15, 2024, the Company purchased 100% of the outstanding shares of common stock of Welch Fluorocarbon, Inc., (“Welch”) pursuant to a stock purchase agreement and related agreements, for an aggregate purchase price of $34.6 million in cash, plus up to an additional $6.0 million based upon the achievement of certain EBITDA targets of Welch for each of the 12-month periods ended December 31, 2024, 2025 and 2026. The purchase price was subject to adjustment based upon Welch’s estimated working capital at closing, and further adjustment when the final working capital is determined. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

Founded in 1985 and headquartered in Dover, New Hampshire, Welch Fluorocarbon develops and manufactures thermoformed, and heat sealed implantable medical device components utilizing thin, high-performance films.

Acquisition costs associated with the transaction were approximately $229 thousand which was charged to expense in the three- and six-month periods ended June 30, 2024. These costs were primarily for legal and valuation services, which are reflected on the face of the Condensed Consolidated Statements of Comprehensive Income.

Due to the timing of the Welch Fluorocarbon acquisition, the accounting for this business combination is incomplete. As a result, it is impracticable for the Company to disclose substantially all required disclosures of Accounting Standards Codification 805, Business Combinations, for this acquisition.

Funding of Acquisitions

Both the above noted acquisitions were funded through borrowings under the Company’s Third Amended and Restated Credit Agreement. Subsequent to these acquisitions, as of July, 15, 2024, the Company had approximately $179.2 million outstanding under the Third Amended and Restated Credit Agreement, $115 million of which was under its secured term loan and $64.2 million of which was under its revolving credit facility. As of July 15, 2024, after reducing the available amount by certain letters of credit, the Company had approximately $85.1 million available to draw under its revolving credit facility.  As of July 15, 2024, until December 31, 2024, the Company may draw up to an additional $10 million of borrowing under its secured term loan.

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

Net sales for the Company for the six-month period ended June 30, 2024 increased 8.8% to $215.2 million from $197.8 million in the same period last year, which was primarily attributable to 9.1% growth in sales to customers in the medical market. The Medical sales growth was primarily due to the increase in sales of the Company’s robotic surgery and infection prevention products. Net sales relating to our largest customer, Intuitive Surgical SARL, were 33.1% of our net sales in the six-month period ended June 30, 2024. Gross profit as a percentage of sales (“gross margin”) for the six-month period ended June 30, 2024 decreased slightly to 29.3% from 29.5% in the same period last year but is up sequentially over rates in the second half of 2023.

Results of Operations

Net Sales

Net sales for the three-month period ended June 30, 2024 increased approximately 10.1% to $110.2 million from sales of $100.0 million for the same period in 2023. The increase in net sales is primarily due to increased sales to customers in the medical market of 10.8%, primarily led by increased sales of robotic surgery and infection prevention products in response to increased procedures. Net sales to all other markets increased 6.3% largely due to a 37.5% increase in sales to the aerospace and defense market.

Net sales for the six-month period ended June 30, 2024 increased approximately 8.8% to $215.2 million from sales of $197.8 million for the same period in 2023. The increase in net sales is primarily due to increased sales to customers in the medical market of 9.1%, primarily led by increased sales of robotic surgery and infection prevention products in response to increased procedures. Net sales to all other markets increased 6.9% largely due to a 41.5% increase in sales to the aerospace and defense market.

Gross Profit

Gross margin increased to 30.0% for the three-month period ended June 30, 2024, from 29.6% for the same period in 2023.  As a percentage of sales, material and labor costs collectively decreased 0.8% while overhead costs increased 0.4%. The increase in gross margin is primarily due to increased manufacturing efficiencies as well as the containment of fixed overhead costs.

Gross margin decreased slightly to 29.3% for the six-month period ended June 30, 2024, from 29.5% for the same period in 2023.  As a percentage of sales, material and labor costs collectively decreased 0.6% while overhead costs increased 0.8%. The decrease in gross margin is primarily due to increased manufacturing efficiencies as well as the containment of fixed overhead costs.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 13.0% to $13.9 million for the three-month period ended June 30, 2024, from $12.3 million for the same period in 2023, largely due to increased performance-based compensation and professional fees. As a percentage of sales, SG&A increased to 12.6% for the three-month period ended June 30, 2024, from 12.3% for the same three-month period in 2023.

SG&A increased approximately 9.9% to $27.8 million for the six-month period ended June 30, 2024, from $25.3 million for the same period in 2023, largely due to increased performance-based compensation and professional fees. As a percentage of sales, SG&A increased slightly to 12.9% for the six-month period ended June 30, 2024, from 12.8% for the same six-month period in 2023.

Acquisition Costs

The Company incurred approximately $943 thousand in costs associated with acquisition related activities which were charged to expense for the three- and six-month periods ended June 30, 2024. These costs were primarily for legal and valuation services and are reflected on the face of the income statement.

Change in fair value of contingent consideration

In connection with the acquisition of DAS Medical in 2021, the Company is required to make contingent payments, subject to the acquired entities achieving certain financial performance thresholds. The contingent consideration payments for the DAS Medical acquisition are four, $5 million payments for a total of up to $20 million. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $9.7 million and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liabilities for the contingent consideration payments recognized at June 30, 2024 totaled approximately $8.6 million for the remaining $10 million of potential earnout. The change in fair value of contingent consideration for the DAS Medical acquisition for the three-and-six-month period ended June 30, 2024, resulted in an expense of approximately $0.2 million and $0.5 Million, respectively, and was included in change in fair value of contingent consideration in the consolidated statements of comprehensive income.

Interest expense, net

Net interest expense was approximately $0.6 million and $1.1 million for the three-month periods ended June 30, 2024 and 2023, respectively. The decrease in net interest expense for the three-month period ended June 30, 2024 was primarily due to lower debt, partially offset by higher average interest rates in 2024. Interest income was immaterial.

Net interest expense was approximately $1.2 million and $2.0 million for the six-month periods ended June 30, 2024 and 2023, respectively. The decrease in net interest expense for the six-month period ended June 30, 2024 was primarily due to lower debt, partially offset by higher average interest rates in 2024. Interest income was immaterial.

Income Taxes

The Company recorded income tax expense of approximately 22.0% and 25.6% of income before income tax expense, for the three-month periods ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the current period as compared to the prior period is largely due to increased discrete tax benefits associated with the issuance of stock compensation and higher earnings in low-tax jurisdictions in 2024.

The Company recorded income tax expense of approximately 19.8% and 22.4% of income before income tax expense, for the six-month periods ended June 30, 2024 and 2023, respectively. The decrease in the effective tax rate for the current period as compared to the prior period is largely due to increased discrete tax benefits associated with the issuance of stock compensation and higher earnings in low-tax jurisdictions in 2024.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the six-month period ended June 30, 2024 was approximately $22.4 million and was primarily a result of net income generated of approximately $26.2 million, depreciation and amortization of approximately $6.0 million, share-based compensation of approximately $3.3 million, a change in the fair value of contingent consideration of approximately $0.5 million, a decreased in deferred taxes of approximately $0.3 million, a  decrease in accounts receivable of approximately $4.2 million resulting primarily from the collection of an escrow receivable, a decrease in other assets of approximately $1.0 million, and an increase in accounts payable of approximately $0.7 million due to the timing of vendor payments in the ordinary course of business.

These cash inflows and adjustments to income were partially offset by an increase in inventory of approximately $7.3 million due to inventory build for upcoming demand, an increase in prepaid expenses of approximately $1.0 million primarily due to the payment of current year insurance policies, an increase in refundable income taxes of $0.4 million due to the timing of payment of tax estimates, a decrease in accrued expenses of approximately $2.1 million due primarily to the payment of accrued compensation, a decrease in deferred revenue of approximately $2.1 million due to the recognition of deferred tooling and development revenue, and a decrease in other long-term liabilities of approximately $6.9 million due primarily to non-compete payments and payments of contingent consideration.

Net cash used in investing activities during the six-month period ended June 30, 2024 was approximately $9.1 million and was primarily the result of the acquisition of Marble Medical, and the additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash used for financing activities was approximately $1.7 million during the six-month period ended June 30, 2024 and was primarily the result of payments on the revolving line of credit of approximately $10.0 million, principal payments of long-term debt of approximately $32.0 million, payments of contingent consideration of approximately $0.2 million and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $4.7 million. These payments were partially offset by borrowings under our revolving line of credit of approximately $45.2 million.

Outstanding and Available Debt

On June 27, 2024, the Company, as the borrower, entered into a secured $275 million Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with certain of the Company’s subsidiaries (the “Subsidiary Guarantors”) and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer, and certain other lenders from time-to-time party thereto. The Third Amended and Restated Credit Agreement amends and restates the Company’s prior credit agreement, originally dated as of December 22, 2021.

The credit facilities under the Third Amended and Restated Credit Agreement consist of a secured term loan to the Company of up to $125 million and a secured revolving credit facility, under which the Company may borrow up to $150 million.  The Third Amended and Restated Credit Facilities mature on June 27, 2029.  This maturity date is subject to acceleration and the Company could be subject to additional fees and expenses in certain circumstances should one or more events of default described in the Third Amended and Restated Credit Agreement occur.  The secured term loan requires quarterly principal payments of $3,125,000 that commence on December 31, 2024. The proceeds of the Third Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of AJR Enterprises, LLC, as well as certain other permitted acquisitions.   The Company’s obligations under the Third Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors and secured by substantially all assets of the Company.

The Third Amended and Restated Credit Facilities call for interest of SOFR plus a margin that ranges from 1.25% to 2.25% or, at the discretion of the Company, the bank’s prime rate plus a margin that ranges from .25% to 1.25%. In both cases the applicable margin is dependent upon Company performance.  Under the Third Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant.  The Third Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.

At June 30, 2024, the Company had approximately $35.2 million in borrowings outstanding under the Third Amended and Restated Credit Agreement, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At June 30, 2024, the applicable interest rate was approximately 6.9% and the Company was in compliance with all covenants under the Third Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

June 30, 2024
Revolving credit facility	$35,200
Total long-term debt	$35,200
Current portion	-
Long-term debt, excluding current portion	$35,200

Future maturities of long-term debt at June 30, 2024 are as follows (in thousands):

Revolving credit facility
Remainder of 2024	$-
2025	-
2026	-
2027	-
2028	-
2029	35,200
$35,200

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its Third Amended and Restated Credit Agreement. The Company generated cash of approximately $22.4 million from operations during the six-month period ended June 30, 2024. The Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and availability of draws on its revolving credit facility.  Further, the economic uncertainty resulting from events including inflation, bank failures, and other factors beyond the control of the Company could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

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

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out cost flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. There were no share repurchases during the six-month periods ended June 30, 2024 and 2023. At June 30, 2024, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

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

The Company closed the acquisition of Marble Medical on June 24, 2024. The new acquisitions’ total assets and revenues constituted approximately 1.4% and 0%, respectively, of the Company’s consolidated total assets and revenues as shown on our consolidated financial statements as of and for the period ended June 30, 2024. As the acquisition occurred in the second quarter of fiscal 2024, the Company excluded all of the acquired businesses internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope within the first year of acquisition if specified conditions are satisfied.

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

ITEM 1A:       RISK FACTORS

The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, you should consider carefully the risks and uncertainties described below, in addition to other information described in this Quarterly Report on Form 10-Q as well as our other public filings with the SEC including Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5:         OTHER INFORMATION

During the second quarter of fiscal 2024, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6:         EXHIBITS

Exhibit No.	Description
10.1

Amended and Restated Credit Agreement, dated June 27, 2024, between and among UFP Technologies, Inc., certain of its subsidiaries as guarantors and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2024 (SEC File No. 001-12648)).^

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

UFP TECHNOLOGIES, INC.

Date: August 9, 2024	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 9, 2024	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)