Form 10-Q
period 2024-09-30
UFP TECHNOLOGIES INC
filed 2024-11-12
CIK 914156

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 2024

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

Yes ☐ No ☒

7,674,363 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of November 4, 2024.

UFP Technologies, Inc.

Index

PART I:          FINANCIAL INFORMATION

ITEM 1:         FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$16,356	$5,263
Receivables, net	89,151	64,449
Inventories	88,690	70,191
Prepaid expenses and other current assets	4,558	3,433
Refundable income taxes	2,252	1,297
Total current assets	201,007	144,633
Property, plant and equipment, net	70,311	62,137
Goodwill	204,732	113,263
Intangible assets, net	134,718	64,116
Non-qualified deferred compensation plan	6,162	5,323
Right of use assets	15,447	13,588
Deferred income taxes	72	607
Equity method investment	5,623	-
Other assets	436	469
Total assets	$638,508	$404,136

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,268	$22,286
Accrued expenses	29,649	22,085
Deferred revenue	5,798	6,616
Lease liabilities	3,979	3,222
Income taxes payable	153	-
Current portion of long-term debt	12,500	4,000
Total current liabilities	78,347	58,209
Long-term debt, excluding current installments	199,500	28,000
Deferred income taxes	2,441	428
Non-qualified deferred compensation plan	6,169	5,412
Lease liabilities	11,961	10,815
Other liabilities	10,944	15,181
Total liabilities	309,362	118,045
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,703,922 and 7,674,363 shares issued and outstanding, respectively, at September 30, 2024; 7,669,339 and 7,639,780 shares issued and outstanding, respectively, at December 31, 2023	77	76
Additional paid-in capital	38,957	38,814
Retained earnings	290,126	247,520
Accumulated other comprehensive income	573	268
Treasury stock at cost, 29,559 shares at September 30, 2024 and December 31, 2023	(587)	(587)
Total stockholders’ equity	329,146	286,091
Total liabilities and stockholders' equity	$638,508	$404,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$145,165	$100,784	$360,351	$298,575
Cost of sales	103,642	73,034	255,714	212,479
Gross profit	41,523	27,750	104,637	86,096
Selling, general & administrative expenses	15,789	12,467	43,601	37,771
Acquisition costs	732	-	1,676	-
Change in fair value of contingent consideration	238	238	714	3,289
Loss on sale of property, plant & equipment	-	-	7	108
Operating income	24,764	15,045	58,639	44,928
Interest expense, net	3,475	933	4,683	2,890
Other expenses (income)	70	(29)	30	28
Income before income tax expense	21,219	14,141	53,926	42,010
Income tax expense	4,858	2,447	11,320	8,694
Net income	$16,361	$11,694	$42,606	$33,316

Net income per share:
Basic	$2.13	$1.53	$5.56	$4.37
Diluted	$2.11	$1.52	$5.49	$4.33
Weighted average common shares outstanding:
Basic	7,674	7,639	7,666	7,619
Diluted	7,772	7,709	7,763	7,697

Comprehensive Income
Net Income	$16,361	$11,694	$42,606	$33,316
Other comprehensive income:
Foreign currency translation adjustment	1,070	(793)	306	(259)
Other comprehensive gain (loss)	1,070	(793)	306	(259)
Comprehensive income	$17,431	$10,901	$42,912	$33,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three and Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2023	7,640	$76	$38,814	$247,520	$268	30	$(587)	$286,091
Share-based compensation	48	1	1,512	-	-	-	-	1,513
Exercise of stock options net of shares presented for exercise	4	-	54	-	-	-	-	54
Net share settlement of RSUs	(22)	-	(4,751)	-	-	-	-	(4,751)
Other comprehensive loss	-	-	-	-	(584)	-	-	(584)
Net income	-	-	-	12,693	-	-	-	12,693
Balance at March 31, 2024	7,670	$77	$35,629	$260,213	$(316)	30	$(587)	$295,016
Share-based compensation	2	-	1,736	-	-	-	-	1,736
Exercise of stock options	2	-	53	-	-	-	-	53
Other comprehensive loss	-	-	-	-	(181)	-	-	(181)
Net income	-	-	-	13,552	-	-	-	13,552
Balance at June 30, 2024	7,674	77	37,418	273,765	(497)	30	(587)	310,176
Share-based compensation	-	-	1,539	-	-	-	-	1,539
Other comprehensive income	-	-	-	-	1,070	-	-	1,070
Net income	-	-	-	16,361	-	-	-	16,361
Balance at September 30, 2024	7,674	77	$38,957	$290,126	$573	30	$(587)	$329,146

Three and Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2022	7,582	$76	$36,070	$202,596	$(610)	30	$(587)	$237,545
Share-based compensation	49	-	1,056	-	-	-	-	1,056
Exercise of stock options net of shares presented for exercise	3	-	-	-	-	-	-	-
Net share settlement of RSUs	(21)	-	(2,413)	-	-	-	-	(2,413)
Issuance of common stock	-	-	64	-	-	-	-	64
Other comprehensive income	-	-	-	-	493	-	-	493
Net income	-	-	-	9,739	-	-	-	9,739
Balance at March 31, 2023	7,613	$76	$34,777	$212,335	$(117)	30	$(587)	$246,484
Share-based compensation	4	-	1,197	-	-	-	-	1,197
Exercise of stock options	22	-	680	-	-	-	-	680
Other comprehensive loss	-	-	-	-	41	-	-	41
Net income	-	-	-	11,883	-	-	-	11,883
Balance at June 30, 2023	7,639	$76	$36,654	$224,218	$(76)	30	$(587)	$260,285
Share-based compensation	-	-	1,197	-	-	-	-	1,197
Other comprehensive loss	-	-	-	-	(793)	-	-	(793)
Net income	-	-	-	11,694	-	-	-	11,694
Balance at Sptember 30, 2023	7,639	$76	$37,851	$235,912	$(869)	30	$(587)	$272,383

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$42,606	$33,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,058	8,446
Loss on disposal of property, plant & equipment	7	108
Share-based compensation	4,787	3,450
Deferred income taxes	827	474
Change in fair value of contingent consideration	714	3,289
Changes in operating assets and liabilities:
Receivables, net	(2,893)	(5,791)
Inventories	(5,633)	(16,267)
Prepaid expenses and other current assets	(940)	377
Other assets	(490)	1,255
Accounts payable	736	6,715
Accrued expenses	(622)	(4,272)
Deferred revenue	(819)	(865)
Income taxes payable	(753)	(2,161)
Non-qualified deferred compensation plan and other liabilities	(5,416)	559
Net cash provided by operating activities	42,169	28,633
Cash flows from investing activities:
Acquisition of new businesses, net of cash acquired	(196,432)	-
Purchase of real estate	(3,214)	-
Additions to property, plant, and equipment	(6,649)	(7,734)
Proceeds from sale of fixed assets	15	2
Net cash used in investing activities	(206,280)	(7,732)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	115,200	9,000
Payments on revolving line of credit	(28,200)	(18,000)
Proceeds from borrowings of long-term debt	125,000	-
Principal payments of long-term debt	(32,000)	(3,000)
Payment of contingent consideration	(188)	(5,000)
Principal payments on finance lease obligations	(58)	(47)
Proceeds from the exercise of stock options	107	680
Payment of statutory withholdings for restricted stock units vested	(4,751)	(2,413)
Net cash provided by (used in) financing activities	175,110	(18,780)
Effect of foreign currency exchange rates on cash and cash equivalents	94	(196)
Net increase in cash and cash equivalents	11,093	1,925
Cash and cash equivalents at beginning of period	5,263	4,451
Cash and cash equivalents at end of period	$16,356	$6,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

The condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three- and nine-month periods ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2024.

Recent Accounting Pronouncements

There are no newly issued accounting pronouncements that the Company expects to have a material effect on the financial statements.

(2)	Acquisitions

Marble Medical

On June 24, 2024, the Company purchased 100% of the outstanding shares of common stock of Marble Medical, Inc., (“Marble”) pursuant to a stock purchase agreement and related agreements, for an aggregate purchase price of $4.5 million in cash, plus up to an additional $0.5 million based upon the achievement of sales targets of Marble for each of the 12-month periods ended December 31, 2024, and 2025. As of the opening balance sheet the contingent consideration had a fair value of approximately $400 thousand. The purchase price was subject to an adjustment based upon Marble’s estimated working capital at closing, which resulted in an increase of approximately $100 thousand and is subject to further adjustment when the final working capital is determined. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

Founded in 1988 and headquartered in Tallahassee, FL, Marble develops and manufactures adhesive based medical components and single-use devices. The purchase price includes certain real estate, which encompasses Marble’s manufacturing, warehouse and office facilities. Marble brings to the Company adhesives expertise as well as  precision die cutting capabilities.

The following table summarizes the allocation of the total purchase price of approximately $5.0 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$815
Accounts receivable	872
Inventory	494
Other current assets	24
Property, plant, and equipment	1,018
Customer contracts & relationships	250
Intellectual property	300
Non-compete agreement	50
Goodwill	2,564
Total assets acquired	6,387
Accounts payable	(41)
Accrued expenses	(519)
Total liabilities assumed	(560)
Total assets acquired, net of liabilities assumed	5,827
Less: cash acquired	(815)
Purchase price, net of cash acquired	$5,012

Acquisition costs associated with the transaction of approximately $146 thousand were charged to expense during the nine months ended September 30, 2024. These costs were primarily for legal services and are reflected on the face of the condensed consolidated statement of comprehensive income.

The amount of revenue and pre-tax income of Marble recognized since the acquisition date, which is included in the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2024, was approximately $2.0 million and $0.3 million, respectively.

100% of the goodwill related to the Marble acquisition is expected to be deductible for tax purposes.

AJR Enterprises

On July 1, 2024, the Company purchased 100% of the issued and outstanding membership interests of AJR Enterprises, LLC, (“AJR”) pursuant to a securities purchase agreement and related agreements, for an aggregate purchase price of $110 million in cash. The purchase price was subject to an adjustment based upon AJR’s estimated working capital at closing, which resulted in a increase of approximately $500 thousand and is subject to further adjustment when the final working capital is determined. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

Founded in 1997 and headquartered in St. Charles, IL, with an additional manufacturing plant in Santiago, Dominican Republic, AJR develops and manufactures single-use patient handling systems. Patient surfaces and transfer devices are a growing market due in part to government guidelines and legislation around safe patient handling. AJR’s ‘cut and sew’ manufacturing capabilities and specialty fabrics expertise supplement the Company’s thermoplastic joining expertise, allowing the Company to offer a comprehensive suite of development, commercialization, and manufacturing services for this market.

The following table summarizes the allocation of the total purchase price of approximately $110.5 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$3,000
Accounts receivable	17,138
Inventory	9,229
Other current assets	210
Property, plant, and equipment	1,149
Customer contracts & relationships	40,389
Intellectual property	8,245
Non-compete agreement	661
Lease right of use assets	2,024
Goodwill	41,710
Total assets acquired	123,755
Accounts payable	(1,103)
Accrued expenses	(7,092)
Lease liabilities	(2,024)
Total liabilities assumed	(10,219)
Total assets acquired, net of liabilities assumed	113,536
Less: cash acquired	(3,000)
Purchase price, net of cash acquired	$110,536

Acquisition costs associated with the transaction were approximately $589 thousand charged to expense during the nine months ended September 30, 2024. These costs were primarily for legal, due diligence, and valuation services, and are reflected on the face of the condensed consolidated statement of comprehensive income.

The amount of revenue and pre-tax income of AJR recognized since the acquisition date, which is included in the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2024, was approximately $27.7 million and $5.7 million, respectively.

100% of the goodwill related to the AJR acquisition is expected to be deductible for tax purposes.

Welch Fluorocarbon

On July 15, 2024, the Company purchased 100% of the outstanding shares of common stock of Welch Fluorocarbon, Inc., (“Welch”) pursuant to a stock purchase agreement and related agreements, for an aggregate purchase price of $34.6 million in cash, plus up to an additional $6.0 million based upon the achievement of certain EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) targets of Welch for each of the 12-month periods ended December 31, 2024, 2025, and 2026. The contingent consideration has a fair value of approximately $800 thousand as of the opening balance sheet. The purchase price was subject to an adjustment based upon Welch’s working capital at closing which resulted in a decrease of approximately $200 thousand. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

Founded in 1985 and headquartered in Dover, NH, Welch develops and manufactures thermoformed, and heat sealed implantable medical device components utilizing thin, high-performance films. Welch brings thin film thermoforming capabilities and expertise in developing and manufacturing components for implantable medical devices.

Also on July 15, 2024, pursuant to separate purchase and sale agreements (with separate legal parties), the Company purchased certain real estate in Dover, NH, which encompasses a majority of Welch’s manufacturing, warehousing and office facilities for an aggregate purchase of approximately $3.2 million.

The following table summarizes the allocation of the total purchase price of approximately $35.2 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$3,817
Accounts receivable	1,506
Inventory	1,969
Other current assets	115
Property, plant, and equipment	824
Customer contracts & relationships	3,697
Intellectual property	7,859
Non-compete agreement	176
Lease right of use assets	150
Goodwill	19,367
Total assets acquired	39,480
Accounts payable	(215)
Accrued expenses	(77)
Lease liabilities	(150)
Total liabilities assumed	(442)
Total assets acquired, net of liabilities assumed	39,038
Less: cash acquired	(3,817)
Net assets acquired, net of cash acquired	$35,221

Acquisition costs associated with the transaction were approximately $271 thousand charged to expense during the nine months ended September 30, 2024. These costs were primarily for legal and valuation services and are reflected on the face of the condensed consolidated statement of comprehensive income.

The amount of revenue and pre-tax income of Welch recognized since the acquisition date, which is included in the condensed consolidated statement of comprehensive income for the nine months ended September 30, 2024, was approximately $3.2 million and $0.2 million, respectively.

100% of the goodwill related to the Welch acquisition is expected to be deductible for tax purposes.

AQF

On August 23, 2024, the Company purchased 100% of the issued and outstanding membership interests of the parent holding companies of AQF Limited, operating as AQF Medical, (“AQF”) pursuant to a share purchase agreement and related agreements, for an aggregate purchase price of €43 million in cash (total purchase price in U.S. Dollars amounted to approximately $47.8 million). The purchase price was subject to an adjustment based upon AQF’s working capital at closing and the assumption of certain liabilities, which resulted in a decrease of approximately $900 thousand. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

Founded in 2005 and headquartered in Navan, Ireland with additional joint venture operations in Singapore, AQF develops and manufactures custom-engineered foam and thermoplastic components used in a wide range of medical devices and packaging. AQF brings to the Company additional expertise in converting specialty foams and films, an expanded European manufacturing presence, and an Asian market presence in Singapore.

The following table summarizes the allocation of the total purchase price of approximately $46.9 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$3,381
Accounts receivable	2,237
Inventory	1,150
Other current assets	204
Property, plant, and equipment	976
Customer contracts & relationships	10,363
Intellectual property	2,343
Non-compete agreement	395
Lease right of use assets	1,723
Equity Method Investment	5,623
Goodwill	27,651
Total assets acquired	56,046
Accounts payable	(1,890)
Accrued expenses	(487)
Deferred taxes	(1,711)
Lease liabilities	(1,723)
Total liabilities assumed	(5,811)
Total assets acquired, net of liabilities assumed	50,235
Less: cash acquired	(3,381)
Purchase price, net of cash acquired	$46,854

Acquisition costs associated with the transaction were approximately $639 thousand charged to expense during the nine months ended September 30, 2024. These costs were primarily for legal, due diligence, and valuation services and are reflected on the face of the condensed consolidated statement of comprehensive income.

The amount of revenue and pre-tax income of AQF recognized since the acquisition date, which is included in the condensed consolidated statement of comprehensive income for the three and nine months ended September 30, 2024,was approximately $2.1 million and $0.5 million, respectively.

None of the goodwill related to the AQF acquisition is expected to be deductible for tax purposes.

Pro-forma statements

The following table contains an unaudited pro forma condensed consolidated statement of operations for the three- and nine-month periods ended September 30, 2024 and 2023, as if the Marble and AJR acquisitions had occurred at the beginning of the nine-month periods and as if the Welch and AQF acquisitions had occurred at the beginning of the three- and nine-month periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$148,515	$128,136	$435,494	$378,105
Operating Income	$25,039	$17,648	$70,567	$55,430
Net Income	$16,433	$11,697	$47,495	$35,492
Earnings per share:
Basic	$2.14	$1.53	$6.20	$4.66
Diluted	$2.11	$1.52	$6.12	$4.61

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have occurred had both acquisitions occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information.

(3)	Equity Method Investment

In conjunction with the acquisition of AQF, the Company became 50% owners of the equity interest in AQF Asia PTE Ltd., located in Singapore (“AQF Asia”). While the Company owns 50% of the equity interest of AQF Asia and does have significant influence over the entity, the Company has concluded that it does not have control of AQF Asia due to certain “veto rights” held by the “other” joint venture partner with regards to management decision making.

As a result, the Company accounts for its ownership interest in AQF Asia following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at fair value and then increased or decreased by recording its percentage of gain or loss in the condensed consolidated statement of comprehensive income and a corresponding change to the carrying value of the asset.

The initial fair value of this equity method investment was approximately $5.6 million. The Company’s 50% share of AQF Asia’s net earnings during the third quarter of 2024 was not material.

(4)	Revenue Recognition

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

Standard payment terms are net 30 days unless contract terms state otherwise. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. In the ordinary course of business, the Company accepts sales returns from customers for defective goods, such amounts being immaterial. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the goods and are expensed when revenue is recognized. Variable consideration to be included in the transaction price is estimated using either the expected value method or the most likely method based on facts and circumstances. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company has elected to not disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as the Company’s contracts have an original expected duration of one year or less, or revenue has been recognized at the amount for which the Company has the right to invoice for engineering services performed.

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands) (See Note 13 for further information regarding net sales by market):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net sales of:	2024	2023	2024	2023
Products	$142,877	$98,261	$351,395	$291,612
Tooling and Machinery	1,420	1,431	5,977	2,985
Engineering services	868	1,092	2,979	3,978
Total net sales	$145,165	$100,784	$360,351	$298,575

Contract balances

The timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheets.

The following table presents a roll-forward of contract liabilities activity for the nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Contract Liabilities
	Nine Months Ended September 30,
	2024	2023
Deferred revenue - beginning of period	$6,616	$4,679
Deferred revenue acquired in Welch Fluorocarbon acquisition	8	-
Increases due to consideration received from customers	3,302	3,169
Revenue recognized	(4,128)	(4,034)
Deferred revenue - end of period	$5,798	$3,814

Revenue recognized during the nine-month periods ended September 30, 2024 and 2023 from amounts included in deferred revenue at the beginning of the period were approximately $3.4 million and $2.4 million, respectively.

When invoicing occurs after revenue recognition, the Company has contract assets, included within “receivables, net” on the condensed consolidated balance sheets.

The following table presents opening and closing balances of contract assets for the nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Contract Assets
	Nine Months Ended September 30,
	2024	2023
Unbilled Receivables - beginning of period	$114	$270
Increases due to revenue recognized, not invoiced to customers	1,620	2,898
Decreases due to customer invoicing	(1,532)	(3,020)
Unbilled Receivables - end of period	$202	$148

(5)	Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for:
Interest	$4,427	$2,838
Income taxes, net of refunds	$9,505	$10,174

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$158	$185
Operating lease right of use assets	$4,043	$2,492
Operating lease liabilities	$(4,056)	$(2,548)
Financing lease right of use assets	$35	$-
Financing lease liablities	$(58)	$-

(6)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	September 30,	December 31,	December 31,
	2024	2023	2022
Accounts receivable–trade	$90,205	$65,176	$55,850
Less allowance for credit losses	(1,054)	(727)	(733)
Receivables, net	$89,151	$64,449	$55,117

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the status of customers' trade accounts receivable. Due to the short-term nature of such receivables, the estimate of the amount of accounts receivable that may not be collected is based on the aging of the accounts receivable balances and the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written-off when determined to be uncollectible. Estimates based on an assessment of anticipated payment and all other historical, current, and future information that is reasonably available are used to determine the allowance.

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the nine months ended September 30, 2024 and 2023 (in thousands):

	Allowance for Credit Losses
	Nine Months Ended September 30,
	2024	2023
Allowance - beginning of period	$727	$733
Adjustment for expected credit losses	355	(5)
Amounts written off against the allowance	(28)	(11)
Recoveries	-	9
Allowance - end of period	$1,054	$726

(7)	Fair Value of Financial Instruments

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

	September 30, 2024	December 31, 2023
Level 3
Purchase price contingent consideration:
Accrued contingent consideration (earn-out)	$10,001	$13,096
Present value of non-competition payments	6,895	8,474

In connection with the acquisitions of Welch and Marble in 2024, and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the Welch, Marble and the DAS Medical acquisitions are up to $6 million, $500 thousand and $20 million, respectively. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $800 thousand, $400 thousand and $5.2 million for the Welch, Marble and the DAS Medical acquisitions, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liability for the contingent consideration payments recognized at September 30, 2024 totaled approximately $10.0 million out of the remaining potential payments of $16.5 million. The change in fair value of contingent consideration for the acquisitions is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.

Also in connection with the DAS Medical and Advant Medical acquisitions, the Company entered into Non-Competition Agreements with the beneficiaries (certain previous owners of DAS and Advant) and the Company has agreed to pay additional consideration to the parties to the Non-Competition Agreements, including an aggregate of $10.0 million in payments over the ten years following the closing of the DAS Medical acquisition for the 10-year noncompetition covenants of certain key owners and an aggregate of €375 thousand in payments over the three years following the third anniversary of the closing of the Advant Medical acquisition for the 5-year noncompetition covenants of the owner. The Company paid approximately $1.7 million during the first quarter of 2024 related to non-competition agreements. The present value of the Non-Competition Agreements at September 30, 2024 totaled approximately $6.9 million. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period.

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

(8)	Share-Based Compensation

Share-based compensation is measured on the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

The Company issues share-based awards through two plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2023. The compensation cost charged against income from those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Share-based compensation related to:	2024	2023	2024	2023
Common stock grants	$100	$100	$300	$300
Stock option grants	127	112	357	320
Restricted Stock Unit Awards ("RSUs")	1,312	985	4,130	2,830
Total share-based compensation	$1,539	$1,197	$4,787	$3,450

The total income tax benefit recognized in the condensed consolidated statements of comprehensive income for share-based compensa‐tion arrangements was approximately $394 thousand and $1.9 million for the three-and-nine-month periods ended September 30, 2024, respectively, and approximately $310 thousand and $1.9 million for the three-and-nine-month periods ended September 30, 2023.

Common Stock Grants

The compensation expense for common stock granted during the nine-month period ended September 30, 2024, was determined based on the market price of the shares on the date of grant.

Stock Option Grants

The following is a summary of stock option activity under all plans for the nine-month period ended September 30, 2024:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	78,488	$39.98
Granted	2,958	260.92
Exercised	(6,568)	32.35
Outstanding at September 30, 2024	74,878	$67.67	5.17	$18,669
Exercisable at September 30, 2024	67,952	$56.36	5.08	$17,690
Vested and expected to vest at September 30, 2024	74,878	$67.67	5.17	$18,669

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

During the nine-month periods ended September 30, 2024 and 2023, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid to exercise the options) was approximately $652 thousand and $3.0 million, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $212 thousand and $789 thousand, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the nine-month period ended September 30, 2024, 653 shares were surrendered at an average market price of $162.93. During the nine-month period ended September 30, 2023, 861 shares were surrendered at an average market price of $127.05.

Restricted Stock Unit awards

The following table summarizes information about RSU activity during the nine-month period ended September 30, 2024:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	95,693	$64.82
Awarded	31,663	175.30
Shares vested	(50,582)	79.53
Shares forfeited	(559)	135.81
Outstanding at September 30, 2024	76,215	$95.82

At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the nine-month periods ended September 30, 2024 and 2023, 21,914 shares and 20,457 shares were surrendered at an average market price of $216.80 and $117.95, respectively.

As of September 30, 2024, the Company had approximately $6.7 million of unrecognized compensation expense that is expected to be recognized over a period of 2.5 years.

(9)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$63,530	$53,539
Work in process	8,846	7,821
Finished goods	16,314	8,831
Total inventory	$88,690	$70,191

(10)	Property, Plant and Equipment

Property, plant, and equipment consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Land and improvements	$5,850	$4,849
Buildings and improvements	38,079	34,735
Leasehold improvements	9,418	8,226
Machinery & equipment	65,259	58,343
Furniture, fixtures, computers & software	7,375	6,324
Construction in progress	7,333	6,845
Property, plant and equipment	$133,314	$119,322
Accumulated depreciation and amortization	(63,003)	(57,185)
Net property, plant and equipment	$70,311	$62,137

(11)	Leases

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

ROU assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments pursuant to the lease. ROU assets and lease liabilities are recognized at commencement date based on the net present value of fixed lease payments over the lease term.  The lease term assumed in the determination of the ROU assets and lease liabilities includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. ROU assets are also adjusted for any deferred or accrued rent. As the Company's leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

ROU assets and lease liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Operating lease ROU assets	$15,340	$13,437
Finance lease ROU assets	107	151
Total ROU assets	$15,447	$13,588

Operating lease liabilities - current	$3,919	$3,162
Finance lease liabilities - current	60	60
Total lease liabilities - current	$3,979	$3,222

Operating lease liabilities - long-term	$11,911	$10,719
Finance lease liabilities - long-term	50	96
Total lease liabilities - long-term	$11,961	$10,815

The components of lease costs for the nine-month periods ended September 30, 2024 and 2023 consist of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$71	$45
Interest on lease liabilities	5	3
Operating lease cost	2,776	2,304
Variable lease cost	241	240
Short-term lease cost	136	38
Total lease cost	$3,229	$2,630

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,723	$2,197
Financing cash flows from finance leases	58	47
Weighted-average remaining lease term (years):
Finance	1.40	2.79
Operating	4.21	4.57
Weighted-average discount rate:
Finance	2.11%	2.10%
Operating	4.87%	3.42%

The aggregate future lease payments for leases as of September 30, 2024 are as follows (in thousands):

	Operating	Finance
Remainder of 2024	$1,046	$63
2025	3,844	40
2026	3,377	10
2027	2,961	-
2028	1,855	-
Thereafter	5,329	-
Total lease payments	18,412	113
Less: Interest	(2,582)	(3)
Present value of lease liabilities	$15,830	$110

(12)	Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic weighted average common shares outstanding	7,674	7,639	7,666	7,619
Weighted average common equivalent shares due to restricted stock, stock options and RSUs	98	70	97	78
Diluted weighted average common shares outstanding	7,772	7,709	7,763	7,697

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related stock options during the period. These outstanding stock options are not included in the computa‐tion of diluted income per share because the effect would be antidilutive. For the three- and nine-month periods ended September 30, 2024, the number of stock awards excluded from the computation were zero and 2,958, respectively. For the three- and nine-month periods ended September 30, 2023, the number of stock awards excluded from the computation of diluted earnings per share were 4,281 and 12,153, respectively.

(13)	Segment Data

The Company consists of a single operating and reportable segment.

Information about Geographic Areas

Revenues shipped to customers outside of the United States comprised approximately 14.7% and 17.1% of the Company’s consolidated revenues for the three- and nine-month periods ended September 30, 2024, respectively. Revenues shipped to customers outside of the United States comprised approximately 15.4% and 16.8% of the Company’s consolidated revenues for the three- and nine-month periods ended September 30, 2023, respectively. Approximately 18.4% of all long-lived assets are located outside of the United States.

Information about Major Customers

Sales to two customers comprised approximately 26.7% and 24.0%, respectively, of the Company’s consolidated revenues for the three-month period ended September 30, 2024.

Sales to two customers comprised approximately 30.3% and 12.4%, respectively, of the Company’s consolidated revenues for the nine-month period ended September 30, 2024.

Sales to one customer comprised approximately 30.3% and 24.7% of the Company’s consolidated revenues for the three-and-nine-month periods ended September 30, 2023, respectively.

On September 30, 2024, three customers represented approximately 14.9%, 13.6%, and 11.6%, respectively, of gross accounts receivable.

On December 31, 2023, two customers represented approximately 16.5% and 12.2%, respectively, of gross accounts receivable.

The Company’s products are primarily sold to customers within the Medical, Industrial/Other markets, Aerospace & Defense, and Automotive markets. Sales by market for the three and nine months ended September 30, 2024 and 2023 are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$132,623	91.4%	$87,127	86.5%	$318,079	88.3%	$257,092	86.1%
Industrial/ Other	4,637	3.2%	4,902	4.9%	14,484	3.9%	15,834	5.3%
Aerospace & Defense	4,444	3.1%	4,377	4.3%	16,401	4.6%	12,828	4.3%
Automotive	3,461	2.3%	4,378	4.3%	11,387	3.2%	12,821	4.3%
Net Sales	$145,165	100.0%	$100,784	100.0%	$360,351	100.0%	$298,575	100.0%

(14)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 are as follows (in thousands):

Goodwill

December 31, 2023	$113,263
Acquired in Marble Medical business combination	2,564
Acquired in AJR Enterprises business combination	41,710
Acquired in Welch Fluorocarbon business combination	19,367
Acquired in AQF business combination	27,651
Foreign currency translation	177
September 30, 2024	$204,732

The carrying values of the Company’s definite lived intangible assets as of September 30, 2024 are as follows (in thousands):

	Intelletual Property / Tradename & Brand	Non- Compete	Customer List	Total
Weighted-average amortization period	12.0 years	8.8 years	20.0 years
Gross amount	$25,931	$6,791	$120,008	$152,730
Accumulated amortization	(2,085)	(1,971)	(13,956)	(18,012)
Net balance	$23,846	$4,820	$106,052	$134,718

Amortization expense related to intangible assets was approximately $2.0 million and $4.2 million for the three- and nine-month periods ended September 30, 2024, respectively, and $1.0 million and $3.1 million for the three- and nine-month periods ended September 30, 2023, respectively. The estimated remaining amortization expense as of September 30, 2024 is as follows (in thousands):

Remainder of 2024	$2,177
2025	8,710
2026	8,707
2027	8,654
2028	8,551
2029	8,604
Thereafter	89,315
Total	$134,718

(15)	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued contingent consideration (earn-out)	$4,751	$8,096
Present value of non-competition payments	5,387	6,586
Other	806	499
	$10,944	$15,181

(16)	Income Taxes

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 22.9% and 21.0% of income before income tax expense for the three- and nine-month periods ended September 30, 2024, respectively, and 17.3% and 20.7% of income before income tax expense for the three- and nine-month periods ended September 30, 2023, respectively

(17)	Debt

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

The credit facilities under the Third Amended and Restated Credit Agreement consist of a secured term loan to the Company of $125 million and a secured revolving credit facility, under which the Company may borrow up to $150 million. The Third Amended and Restated Credit Facilities mature on June 27, 2029. This maturity date is subject to acceleration and the Company could be subject to additional fees and expenses in certain circumstances should one or more events of default described in the Third Amended and Restated Credit Agreement occur. The secured term loan requires quarterly principal payments of $3,125,000 that commence on December 31, 2024. The proceeds of the Third Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of AJR Enterprises, LLC (see Note 2 for more information regarding this acquisition), as well as certain other permitted acquisitions. The Company’s obligations under the Third Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors and secured by substantially all assets of the Company.

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

At September 30, 2024, the Company had approximately $212.0 million in outstanding borrowings under the Third Amended and Restated Credit Agreement, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At September 30, 2024, the applicable interest rate was approximately 6.5% and the Company was in compliance with all covenants under the Third Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

September 30, 2024
Revolving credit facility	$87,000
Term loan	125,000
Total long-term debt	212,000
Current portion	(12,500)
Long-term debt, excluding current portion	$199,500

Future maturities of long-term debt at September 30, 2024 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2024	$3,125	$-	$3,125
2025	12,500	-	12,500
2026	12,500	-	12,500
2027	12,500	-	12,500
2028	12,500	-	12,500
2029	71,875	87,000	158,875
	$125,000	$87,000	$212,000

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

The Company completed four strategic acquisitions in the nine-month period ended September 30, 2024. The acquired operations primarily serve the medical market and contributed to an overall 20.7% increase in net sales for this period. Organic sales grew 9.1%, fueled by strong sales in the robotic surgery and infection prevention markets. Net sales relating to our largest customer, Intuitive Surgical SARL, were 30.3% of our net sales in the nine-month period ended September 30, 2024. As a result of the four acquisitions largely all in the third quarter, it is anticipated that this concentration will decrease going forward. This increase in sales as well as strong margins and the leverage of relatively fixed SG&A costs allowed the Company to generate a 30.5% increase in operating income for the nine-month period ended September 30, 2024.

Results of Operations

Net Sales

Net sales for the three-month period ended September 30, 2024 increased approximately 44.0% to $145.2 million from sales of $100.8 million for the same period in 2023. The increase in net sales is primarily due to increased sales to customers in the medical market of 52.2%, primarily led by increased sales from the Company’s recent acquisitions as well as 7.9% increased organic sales fueled by increases in the robotic surgery and infection prevention markets.

Net sales for the nine-month period ended September 30, 2024 increased approximately 20.7% to $360.4 million from sales of $298.6 million for the same period in 2023. The increase in net sales is primarily due to increased sales to customers in the medical market of 23.7%, primarily led by increased sales from the Company’s recent acquisitions as well as 7.1% increased organic sales fueled by increases in the robotic surgery and infection prevention markets.

Gross Profit

Gross margin increased to 28.6% for the three-month period ended September 30, 2024, from 27.5% for the same period in 2023. As a percentage of sales, material and overhead costs collectively decreased 3.2% while labor costs increased 2.1%. The increase in gross margin is primarily due to the accretive margins from the Company’s recent acquisitions as well as increased manufacturing efficiencies and the containment of fixed overhead costs.

Gross margin increased to 29.0% for the nine-month period ended September 30, 2024, from 28.8% for the same period in 2023. As a percentage of sales, material costs decreased 1.1% while overhead and labor costs collectively increased 0.8%. The increase in gross margin is primarily due to the accretive margins from the Company’s recent acquisitions as well as increased manufacturing efficiencies and the containment of fixed overhead costs. The gross margin increases for both the three- and nine-month periods ended September 30 were achieved despite the absorption of approximately $1 million in purchase accounting one-time costs.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 26.6% to $15.8 million for the three-month period ended September 30, 2024, from $12.5 million for the same period in 2023, largely due to SG&A from the Company’s recent acquisitions as well as increased performance-based compensation and professional fees. As a percentage of sales, SG&A decreased to 10.9% for the three-month period ended September 30, 2024, from 12.4% for the same three-month period in 2023 reflecting the leverage of the sales increase over relatively fixed SG&A

SG&A increased approximately 21.5% to $43.6 million for the nine-month period ended September 30, 2024, from $37.8 million for the same period in 2023, largely due to SG&A from the Company’s recent acquisitions as well as increased performance-based compensation and professional fees. As a percentage of sales, SG&A decreased to 12.1% for the nine-month period ended September 30, 2024, from 12.7% for the same nine-month period in 2023 reflecting the leverage of the sales increase over relatively fixed SG&A.

Acquisition Costs

The Company incurred approximately $0.7 million and $1.7 million in costs associated with acquisition related activities which were charged to expense for the three- and nine-month periods ended September 30, 2024, respectively These costs were primarily for legal, due diligence and valuation services and are reflected on the face of the income statement.

Change in fair value of contingent consideration

In connection with the acquisitions of Welch and Marble in 2024, and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the Welch, Marble and the DAS Medical acquisitions are up to $6 million, $500 thousand and $20 million, respectively. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $800 thousand, $400 thousand and $5.2 million for the Welch, Marble and the DAS Medical acquisitions, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liability for the contingent consideration payments recognized at September 30, 2024 totaled approximately $10.0 million out of the remaining potential payments of $16.5 million. The change in fair value of contingent consideration for the acquisitions for the three- and nine-month periods ended September 30, 2024, resulted in an expense of approximately $0.2 million and $0.7 million, respectively, and is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.

Interest expense, net

Net interest expense was approximately $3.5 million and $0.9 million for the three-month periods ended September 30, 2024 and 2023, respectively. The increase in net interest expense for the three-month period ended September 30, 2024 was primarily due to higher debt related to 2024 acquisitions. Interest income was immaterial.

Net interest expense was approximately $4.7 million and $2.9 million for the nine-month periods ended September 30, 2024 and 2023, respectively. The increase in net interest expense for the nine-month period ended September 30, 2024 was primarily due to higher debt related to 2024 acquisitions. Interest income was immaterial.

Income Taxes

The Company recorded income tax expense of approximately 22.9% and 17.3% of income before income tax expense, for the three-month periods ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate for the current period as compared to the prior period is largely due to the difference in discrete items during the two periods.

The Company recorded income tax expense of approximately 21.0% and 20.7% of income before income tax expense, for the nine-month periods ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate for the current period as compared to the prior period is largely due to the difference in discrete items during the two periods as well as more anticipated US based income in 2024 as a result of the recent acquisitions.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the nine-month period ended September 30, 2024 was approximately $42.2 million and was primarily a result of net income generated of approximately $42.6 million, depreciation and amortization of approximately $10.1 million, share-based compensation of approximately $4.8 million, a change in the fair value of contingent consideration of approximately $0.7 million, a decrease in deferred taxes of approximately $0.8 million, and a decrease in accounts payable of approximately $0.7 million due to the timing of vendor payments in the ordinary course of business.

These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $2.9 million resulting primarily from an increase in sales from the last 60 days of Q3 2024 as compared to Q4 2023, partially offset by the collection of an escrow receivable, an increase in inventory of approximately $5.6 million due to inventory build for upcoming demand, an increase in prepaid expenses of approximately $0.9 million primarily due to the payment of current year insurance policies, an increase in refundable income taxes of $0.8 million due to the timing of payment of tax estimates, an increase in other assets of approximately $0.5 million, a decrease in accrued expenses of approximately $0.6 million due primarily to the net payment of accrued compensation, a decrease in deferred revenue of approximately $0.8 million due to the recognition of deferred tooling and development revenue, and a decrease in other long-term liabilities of approximately $5.4 million due primarily to non-compete payments and payments of contingent consideration.

Net cash used in investing activities during the nine-month period ended September 30, 2024 was approximately $206.3 million and was primarily the result of the acquisition of Marble Medical, AJR Enterprises, Welch Fluorocarbon, and AQF Medical, and the additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash provided by financing activities was approximately $175.1 million during the nine-month period ended September 30, 2024 and was primarily the result of borrowings under the Company’s Third Amended and Restated Credit Agreement of approximately $240.2 million to recent acquisitions. These borrowings were partially offset by payments on the revolving line of credit of approximately $28.2 million, principal payments of long-term debt of approximately $32.0 million, payments of contingent consideration of approximately $0.2 million and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $4.7 million.

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

The credit facilities under the Third Amended and Restated Credit Agreement consist of a secured term loan to the Company of$125 million and a secured revolving credit facility, under which the Company may borrow up to $150 million. The Third Amended and Restated Credit Facilities mature on June 27, 2029. This maturity date is subject to acceleration and the Company could be subject to additional fees and expenses in certain circumstances should one or more events of default described in the Third Amended and Restated Credit Agreement occur. The secured term loan requires quarterly principal payments of $3,125,000 that commence on December 31, 2024. The proceeds of the Third Amended and Restated Credit Agreement may be used for general corporate purposes, including funding the acquisition of AJR Enterprises, LLC, as well as certain other permitted acquisitions. The Company’s obligations under the Third Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors and secured by substantially all assets of the Company.

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

At September 30, 2024, the Company had approximately $212 million in outstanding borrowings under the Third Amended and Restated Credit Agreement, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At September 30, 2024, the applicable interest rate was approximately 6.5% and the Company was in compliance with all covenants under the Third Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

September 30, 2024
Revolving credit facility	$87,000
Term loan	125,000
Total long-term debt	212,000
Current portion	(12,500)
Long-term debt, excluding current portion	$199,500

Future maturities of long-term debt at September 30, 2024 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2024	$3,125	$-	$3,125
2025	12,500	-	12,500
2026	12,500	-	12,500
2027	12,500	-	12,500
2028	12,500	-	12,500
2029	71,875	87,000	158,875
	$125,000	$87,000	$212,000

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its Third Amended and Restated Credit Agreement. The Company generated cash of approximately $42.2 million from operations during the nine-month period ended September 30, 2024. The Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and availability of draws on its revolving credit facility. Further, the economic uncertainty resulting from events including inflation, bank failures, and other factors beyond the control of the Company could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

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

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out cost flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. There were no share repurchases during the nine-month periods ended September 30, 2024 and 2023. At September 30, 2024, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Critical Accounting Estimates

There have been no material changes to the Company’s Critical Accounting Estimates, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, with the exception of the item noted below:

The Company believes the following critical accounting policy necessitates that significant judgments and estimates be used in the preparation of its consolidated financial statements.

The Company has reviewed this policy with its Audit Committee.

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

The Company closed the acquisition of Marble in June 2024 and closed on the acquisitions of AJR, Welch and AQF all in the third quarter of 2024. The new acquisitions’ total assets and revenues constituted approximately 33.9% and 10%, respectively, of the Company’s consolidated total assets and year-to-date revenues as shown on our condensed consolidated financial statements as of and for the period ended September 30, 2024. As the acquisitions occurred in the second and third quarters of fiscal 2024, the Company excluded all of the acquired businesses internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope within the first year of acquisition if specified conditions are satisfied.

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

ITEM 2:         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:         DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:         MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5:         OTHER INFORMATION

During the third quarter of fiscal 2024, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6:         EXHIBITS

Exhibit No.	Description

10.1	Securities Purchase Agreement, dated as of July 1, 2024, by and among AJR Enterprises, LLC, a limited liability company and its purchase price beneficiaries and UFP Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2024 (SEC File No. 001-12648)).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF 104	Inline XBRL Taxonomy Extension Definition Linkbase Document.* Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

_______________

*         Filed herewith.

**       Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date: November 12, 2024	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

Date: November 12, 2024	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)