Form 10-K
period 2024-12-31
UFP TECHNOLOGIES INC
filed 2025-03-03
CIK 914156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer ☒ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

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

Yes ☐                                    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,915,822,594, based on the closing sales price of $263.87 per share of such stock on the NASDAQ Capital Market on June 30, 2024.

As of February 25, 2025, there were 7,680,305 shares of common stock, $0.01 par value per share, of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders.	Part III

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Management and representatives of UFP Technologies, Inc. (the “Company”) also may from time to time make forward-looking statements. These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects; the demand for its products, the well-being and availability of the Company’s employees, the continuing operation of the Company’s locations, delayed payments by the Company’s customers and the potential for reduced or canceled orders; statements about expectations regarding customer inventory levels; statements about the Company’s acquisition strategies and opportunities and the Company’s growth potential and strategies for growth; expectations regarding customer demand; expectations regarding the Company’s liquidity and capital resources, including the sufficiency of its cash reserves and the availability of borrowing capacity to fund operations and/or potential future acquisitions; anticipated net sales and the timing of such net sales; expectations about shifting the Company’s book of business to higher-margin, longer-run opportunities; anticipated trends and potential advantages in the different markets in which the Company competes, including the medical, aerospace and defense, automotive, consumer, electronics, and industrial markets, and the Company’s plans to expand in certain of its markets; statements regarding anticipated advantages the Company expects to realize from its investments and capital expenditures; statements regarding anticipated advantages to improvements and alterations at the Company’s existing plants; expectations regarding the Company’s manufacturing capacity, operating efficiencies, and new production equipment; statements about new product offerings and program launches; statements about the Company’s participation and growth in multiple markets; statements about the Company’s business opportunities; and any indication that the Company may be able to sustain or increase its net sales, earnings or earnings per share, or its net sales, earnings or earnings per share growth rates.

Investors are cautioned that such forward-looking statements involve risks and uncertainties that could adversely affect the Company’s business and prospects, and otherwise cause actual results to differ materially from those anticipated by such forward-looking statements, or otherwise, including without limitation: financial condition and results of operations, including risks relating to substantially decreased demand for the Company’s products; risks relating to the potential closure of any of the Company’s facilities or the unavailability of key personnel or other employees; risks that the Company’s inventory, cash reserves, liquidity or capital resources may be insufficient; risks relating to delayed payments by our customers and the potential for reduced or canceled orders; risks related to customer concentration; risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our financing arrangements, and whether any available financing may be sufficient to address our needs; risks associated with efforts to shift the Company’s book of business to higher-margin, longer-run opportunities; risks associated with the Company’s entry into and growth in certain markets; risks and uncertainties associated with seeking and implementing manufacturing efficiencies and implementing new production equipment; risks associated with governmental regulations and/or sanctions affecting the import and export of products, including global trade barriers, additional taxes, tariff increases, cash repatriation restrictions, retaliations and boycotts between the U.S. and other countries; risks associated with the usage of artificial intelligence technologies; risks associated with domestic, regional and global political risks and uncertainties, including the impact of the Russian war in Ukraine, tensions between Dominican Republic and Haiti, and the Israel and Hamas conflict; risks and uncertainties associated with growth of the Company’s business and increases to net sales, earnings and earnings per share; risks relating to our ability to achieve our environmental, social and governance (“ESG”) objectives or otherwise meet the expectations of our stakeholders with respect to ESG matters; risks relating to cybersecurity, including cyber-attacks on the Company’s information technology infrastructure, products, suppliers, customers and partners, and cybersecurity-related regulations; and risks associated with new product and program launches. Accordingly, actual results may differ materially.

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

ITEM 1.         BUSINESS

The Company is a designer and custom manufacturer of comprehensive solutions for medical devices, sterile packaging, and other highly engineered custom products. The Company believes it is an important link in the medical device supply chain and a valued outsource partner to many of the top medical device manufacturers in the world. The Company’s single-use and single-patient devices and components are used in a wide range of medical devices and packaging for minimally invasive surgery, infection prevention, robotic surgery, patient handling, orthopedic implants, wound care, wearables, and orthopedic soft goods.

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

Market Overview

The applications for the Company’s products are numerous and diverse. The Company sells its products into distinct markets with its primary focus on the MedTech market:

●

MedTech – The global medical market is large and growing but the Company targets in specific segments where its development and manufacturing expertise and access to highly specialized materials helps customers differentiate products, improve patient outcomes, and increase their client’s speed to market. The product segments we target, and within which we operate, include minimally invasive surgery, infection control, orthopedics, interventional & surgical, surfaces & support, therapeutics, diagnostics, wound care, and biopharma.

●

Automotive – Automotive companies are challenged with creating quieter, safer and more efficient vehicles. The Company partners with OEMs, Tier 1 suppliers, and its own material manufacturers to develop customized solutions designed to solve automakers’ challenges.

●

Aerospace & Defense – With regard to the aerospace market, the Company primarily targets commercial aircraft manufacturers to address the need for improved safety, better fuel economy, lower emissions, and overall passenger comfort. With regard to the defense market, as a long-time supplier to military defense contractors and law enforcement, the Company provides highly innovative solutions intended to enhance soldier and officer safety, improve comfort, and protect mission critical equipment.

●

Industrial/Other – The applications for the Company's industrial and other products are highly diverse. Examples include air and liquid filters, thermal and acoustic insulation, seals and gaskets, and protective gear for sports equipment.

Products

The Company’s products, which often are custom-made to its customers specifications, are targeted at macro market trends and create specific opportunities in niche segments where the Company’s access to specialty materials, engineering know-how, and processing expertise can be leveraged to create value for its customers. Examples of its custom products targeted to specific markets include:

●

MedTech – Protective drapes for robotic surgery, patient handling and comfort, advanced wound care, infection prevention, disposables for surgical and endoscopic procedures, packaging for medical devices and orthopedic implants, components for cardiac implants, dispenser coils for catheters, and biopharma drug manufacturing. In general, the Company’s solutions are all aimed at improving treatment outcomes while reducing risk and cost.

●

Automotive – Molded components designed to make cars lighter (therefore more fuel efficient), quieter, and safer. Applications include acoustic insulation, interior trim, load floors, sunshades, SUV cargo cover handles, driveshaft damping, engine & manifold covers, quarter panels and wheel liners.

●

Aerospace & Defense – With regard to the aerospace market, molded composites for commercial aviation make planes lighter and safer. With regard to the defense market, molded composites for military gear improve the safety and comfort of soldiers. Applications include backpack components, knee and elbow pads, eyewear, and helmets. In addition, the Company supplies custom protective case systems to quickly and safely transport, store, and deploy mission-critical equipment. Applications include military ballistics panels, virtual training systems, drones, communications equipment, and rugged portable computers.

Regulatory Climate and Environmental Considerations

The Company’s medical customers typically require Food and Drug Administration (“FDA”) approval for their products and therefore sometimes require their suppliers to manufacture in facilities that are FDA registered and comply with the International Organization for Standardization (“ISO”) 13485 quality standard for medical devices. The Company has seventeen manufacturing locations that are ISO 13485 certified and eight that are FDA registered. The Company’s automotive customers sometimes require their suppliers to certify their manufacturing locations to the International Automotive Task Force (“IATF”) 16949 automotive quality standard. The Company’s Grand Rapids, MI facility meets this requirement. The Company designs products to provide optimum performance with minimum material. In addition, the Company bales and disposes certain of its urethane and cross-linked foam scrap for use in various recycled products. The Company’s Newburyport MA facility utilizes solar power to provide approximately 6% of its electricity, with plans to increase capacity in the future. The Company is aware of public support for environmentally responsible packaging and products. Future government action may impose restrictions affecting the industry in which the Company operates. There can be no assurance that any such action will not adversely impact the Company’s products and business.

Marketing and Net Sales

The Company markets to its target customers by promoting specific solutions, materials, and manufacturing capabilities and services. The Company markets through websites, trade shows and expositions, social media, online advertising, emails, and press releases. Its relationships with key material suppliers are also an important part of its marketing and sales efforts. The Company markets and sells its products principally through a direct sales force. The Company’s commercial leaders, in conjunction with Company engineers, collaborate with customers and in-house design and manufacturing experts to develop custom-engineered solutions on a cost-effective basis. For the year ended December 31, 2024, two customers’ net sales were approximately 28.8% and 15.4% of net sales, respectively; no other customer’s net sales exceeded 10% of net sales. For additional information, see “Risk Factors— We depend on a small number of customers for a large percentage of our net sales. The loss of any such customer, a reduction in net sales to any such customer, or the decline in the financial condition of any such customer could have a material adverse effect on our business, financial condition, and results of operations.”

Seasonality is not a major factor in the Company’s net sales. See the Company’s consolidated financial statements contained in Part IV, Item 15, of this Report for net sales by market.

Manufacturing

The Company’s manufacturing operations consist primarily of cutting, routing, compression and injection molding, vacuum-forming, micro-molding, thermoforming, laminating, radio frequency and impulse welding, and assembling. For medical custom-molded foam products and thermoplastic welded devices, the Company’s skilled engineering personnel analyze specific customer requirements to design and build prototype products to determine product functionality. Upon customer approval, prototypes are converted to final designs for commercial production runs. Molded cross-linked foam products are produced in a thermoforming process using heat, pressure, and precision metal tooling. Thin films and other materials are sealed using radio frequency and impulse welding and formed through a thermoforming process. Reticulated polyurethane foam is also used for many high-performance medical products requiring precision fluid or air management. These products are typically fabricated using high speed die-cutting or waterjet cutting. Laminated products for medical, military, and personal comfort and protection are produced through a process whereby the foam medium is heated to the melting point and then bonded to a non-foam material through the application of mechanical pressure.

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

The Company does not manufacture any of the raw materials used in its products. With the exception of certain grades of cross-linked foam, thermoplastic urethane (“TPU”) and technical polyurethane foams, these raw materials are available from multiple supply sources. Although the Company relies upon a limited number of suppliers for cross-linked and technical polyurethane foams, and TPU, the Company’s relationships with its suppliers are good, and the Company expects that these suppliers will be able to meet its requirements for these foams. Any delay or interruption in the supply of raw materials could have a material adverse effect on the Company’s business.

Research and Development

The Company’s engineering personnel continuously explore new design and manufacturing techniques, as well as new and innovative materials to meet the unique demands and specifications of its customers. Research and development is an integral part of the Company’s ongoing cost structure.

Competition

The medical design and contract manufacturing industry is highly competitive as is the foam and plastics converting industry as a whole. While there are several national companies that convert foam and plastics, the Company’s primary competition is from smaller independent regional manufacturing companies. These companies generally market their products in specific geographic areas from neighboring facilities. The Company’s custom engineered products face competition primarily from smaller companies that typically concentrate on the production of products for specific industries or regions. The Company expects to compete effectively in the engineered products market due to its ability to address its customers' primary vendor selection criteria, including inclusion on their preferred supplier lists, price, product performance, product reliability, manufacturing locations, and customer service, as well as its access to a wide variety of materials, its engineering expertise, its ability to combine foams with other materials such as plastics and laminates, and its ability to manufacture products in a clean room environment.

Patents and Other Proprietary Rights

The Company relies upon trade secrets, patents, and trademarks to protect its technology and proprietary rights. The Company believes the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how, and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and may continue to make efforts to obtain patents, when available, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will be upheld if challenged. The Company has a total of 23 active patents relating to technologies including foam, packaging, tool control technologies, radio frequency welding, automotive superforming processes and certain nail file technologies. The Company also has patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology or will not be challenged or circumvented by others. The expiration dates for the Company’s patents range from 2025 through 2041. The Company’s U.S. registered trademarks are: UFP Technologies®, Shaping Innovation®, FlexShield®, FirmaLite®, BioShell®, T-Tubes®, T-Tube®, Tri-Covers®, Design Nail®, Pro-Sticks®, Cryoshell® Case Fit®, Alloshell®, Flash Shiner®, Mambo®, EZ-Card®, ControlClean®, United Foam®, and the Company’s U logo. Each trademark, trade name, or service mark of any other company appearing in this Report belongs to its respective holder.

Human Capital Management

As of January 25, 2025, the Company had a total of 4,146 full-time employees (compared to 3,093 full-time employees as of January 27, 2024) and 189 temporary workers (compared to 200 temporary workers at January 27, 2024). The Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.

The Company strives to promote a workplace that is professional, provides opportunity for career growth and treats all workers with dignity and respect. The Company does not tolerate unlawful discrimination and harassment in the workplace; it expressly prohibits any form of unlawful discrimination or harassment based on race, color, religion, sex, sexual orientation, gender identity or expression, national origin, ethnicity, age, physical or mental disability, genetic information, military or veteran status, pregnancy, childbirth or related medical conditions, or any other legally protected status under applicable federal, state, or local law.

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

Compensation and Benefits

The Company’s compensation and benefits offerings are supported by external data services. In addition to competitive compensation practices, the Company offers annual stock award bonus programs to reward and retain executives and key employees. Access to company subsidized health, life and disability insurance; a matching 401(k) plan; and paid time off for vacation, illness and personal reasons, are the highlights of the Company’s benefits available to all eligible full-time employees. For those employees struggling with life’s challenges, the Company offers employee assistance programs.

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

Safety

As an essential manufacturing company, the Company takes its responsibility for our employees’ health and safety seriously. Its corporate safety officer reports directly to the Vice President, Chief Operating Officer, Medtech and works with dedicated safety officers at each of our plants to implement safety programs and training. Safety audits are conducted regularly to ensure compliance.

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

Risks Related to our Business

Our business, operating results, and cash flows have historically been affected and may continue to be adversely affected by inflation.

Inflation rates could rise in the future. Such inflationary pressures could affect our manufacturing costs, operating expenses (including wages) and other expenses. We may not be able to pass these cost increases on to our customers in a timely manner, which could have an impact on our gross margins and profitability. In addition, inflation could result in higher interest rates and could otherwise adversely impact the macroeconomic environment, which in turn could adversely impact our customers and their ability or willingness to purchase our products. Our inability to successfully manage the effects of inflation could have a material adverse effect on our business, results of operations and cash flows.

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

Our manufacturing facilities and warehouses in the Dominican Republic play a crucial role in the production of certain of our medical products.  Our manufacturing facilities and warehouses may be damaged or our ability to use or access them may be disrupted as a result of civil unrest or other occurrences in Haiti. Such events may interfere with our manufacturing process, information systems, telecommunication services, and product delivery for sustained periods and may also make it difficult or impossible for employees to reach our business locations. Damage or destruction that interrupts our manufacturing facilities could adversely affect our reputation, our relationships with our largest customers, our leadership team’s ability to administer and supervise our business and cause us to incur substantial additional expenditures to repair or replace damages equipment or facilities or commence alternate production locations.

In addition, the conflict between Russia and Ukraine, civil unrest in Haiti and similar conflicts or situations such as a break in the current ceasefire in the Israel-Hamas War may have the effect of heightening other risks disclosed in this Form 10-K, any of which could materially and adversely affect our business and results of operations. Such risks include but are not limited to interruptions in the transportation channels for the manufacture and global distribution of our products, heightened inflation, depressed levels of consumer and commercial spending, adverse changes in international trade policies and relations, and the inability to implement and execute our business strategy. We are currently unable to predict the extent, nature or duration of any of these occurrences.

We depend on a small number of customers for a large percentage of our net sales. The loss of any such customer, a reduction in net sales to any such customer, or the decline in the financial condition of any such customer could have a material adverse effect on our business, financial condition, and results of operations.

A limited number of customers typically represent a significant percentage of our net sales in any given year. Our top ten customers represented approximately 68.1%, 59.3%, and 47.2% of our total net sales in 2024, 2023, and 2022, respectively. Two customers (Intuitive Surgical SARL and Stryker) comprised approximately 28.8% and 15.4%, respectively, of our net sales for the year ended December 31, 2024; one customer comprised approximately 28.1% of our net sales for the year ended December 31, 2023; and one customer comprised approximately 21.5% of our net sales for the year ended December 31, 2022. The loss of a significant portion of our expected future net sales to any of our large customers could have a material adverse effect on our business, financial condition, and results of operations. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer. One customer represented approximately 34.0% of gross accounts receivable for the year ended December 31, 2024, and two customers represented approximately 16.5% and 12.2%, respectively, of gross accounts receivable for the year ended December 31, 2023.

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

Our failure to develop new technologies, or anticipate or react to changes in existing technologies, could result in a decrease in our net sales and a loss of market share to our competitors. Our financial performance depends on our ability to design, develop, and manufacture new products and product enhancements on a timely and cost-effective basis. We may not be able to successfully identify new product opportunities or develop and bring new products to market in a timely and cost-effective manner.

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

Our customer contracts, particularly with respect to contracts for which the US government is a direct or indirect customer, may include unique and specialized requirements. This may also include contracts with customers that manufacture goods subject to FDA regulations. Failure to comply with the specific provisions in our customer contracts, or any violation of government or FDA contracting regulations, could result in termination of the contracts, increased costs to us, suspension of payments, imposition of fines, and suspension from future government contracting. Further, any negative publicity related to our failure to comply with the provisions in our customer contracts could have a material adverse effect on our business, financial condition, or results of operations.

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

Our business strategy includes the acquisition of businesses and other business combinations that we expect will complement and expand our business. In addition, we may also pursue other strategic relationships or opportunities. We may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, or other transaction on acceptable terms. Our identification of suitable acquisition candidates and strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks, and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. Our failure to identify suitable acquisition or other strategic opportunities may restrict our ability to grow. If we are successful in pursuing future acquisitions or strategic opportunities, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions or other strategic opportunities that we complete. When and if we successfully acquire another business, the process of successfully integrating the acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Decreases in customer loyalty or product orders, failure to retain and develop the acquired workforce, failure to integrate financial reporting systems, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of an acquisition. The integration of an acquired business, whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. These transactions are inherently risky, and there can be no assurance that any past or future transaction will be successful.

Failure to retain key personnel could impair our ability to execute our business strategy.

The continuing service of our executive officers and essential sales, engineering, technical, back-office and management personnel, together with our ability to attract and retain such personnel, is a key factor in our continuing ability to execute our strategy. There is substantial competition to attract such employees, and the loss of any such key employees could have a material adverse effect on our business and operating results. The same could be true if we were to experience a high turnover rate among sales, engineering and technical personnel and we were unable to replace them.

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

Further, technological innovation by any of our existing competitors, including our customers, or new competitors entering any of the markets in which we do business, could put us at a competitive disadvantage and could cause us to lose market share. Increased competition for the sales of our products could result in price reductions, reduced margins, and loss of market share, which could materially adversely affect our prospects, business, financial condition and results of operations.

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

We cannot guarantee that our products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert our management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:

●	Cease selling or using any of our products that incorporate the asserted intellectual property, which would adversely affect our net sales;

●	Pay substantial damages for past use of the asserted intellectual property;

●	Obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and/or

●	Redesign or rename, in the case of trademark claims, our products to avoid infringing the intellectual property rights of third parties, which may be costly and time-consuming, even if possible.

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

Consolidation in the healthcare industry could result in greater competition and reduce our net sales and harm our business.

Many healthcare industry companies are consolidating to create new companies with greater market power. As the healthcare industry consolidates, competition to provide products and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price reductions for our products or may undertake additional vertical integration or supplier diversification initiatives. If we are forced to reduce our prices, our net sales would decrease and our operating results would suffer.

Expansion of our operations into markets outside of the U.S. subjects us to political, economic, legal, operational, and other risks that could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.

We have recently added and expanded manufacturing facilities in the Dominican Republic, Ireland, Costa Rica, and Mexico. We may continue to expand our operations by offering our services and entering new lines of business in other markets outside of the U.S. This expansion increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:

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

If significant tariffs or other restrictions are placed on imports or any related counter-measures are taken by foreign countries, our revenue and results of operations may be materially harmed. Potential changes in international trade relations between the United States and other countries could have a material adverse effect on our business.

There is currently significant uncertainty about the future relationship between the United States and various other countries, with respect to trade policies, treaties, government regulations and tariffs. The U.S. government has adopted a new approach to trade policy including in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. The U.S. government has also imposed tariffs on certain foreign goods. These measures may materially increase costs for goods imported into the United States. This in turn could require us to materially increase prices to our customers which may reduce demand, or, if we are unable to increase prices to adequately address any tariffs, quotas or duties result in lowering our margin on products sold. Changes in U.S. trade policy have resulted in, and could result in more, U.S. trading partners adopting responsive trade policies, including imposition of increased tariffs, quotas or duties, making it more difficult or costly for us to export our products to those countries. The implementation of a border tax, tariff or higher customs duties on our products manufactured abroad or components that we import into the U.S., or any potential corresponding actions by other countries in which we do business, could negatively impact our financial performance.

We have incorporated and may further incorporate artificial intelligence (AI) into our internal operations to enhance employee productivity and improve cybersecurity.   Implementation of artificial intelligence technologies may result in legal and regulatory risks, reputational harm, or other adverse consequences to our business.

We have a policy placing controls around the use of AI in the enterprise. Further, certain of our third-party vendors utilize AI and machine learning technologies in furnishing services to us. As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business.  By policy, we do not allow the upload of any personal or company confidential information to any AI tools.

Though we have taken steps to be thoughtful in the allowed use of AI, it could pose certain risks to our customers, and it is not guaranteed that regulators will agree with our approach to limiting these risks or to our compliance more generally. Risks can include, but are not limited to, the potential for errors or inaccuracies in the algorithms or models used by AI, the potential for bias or inaccuracies in the data used to train the AI, the potential for improper processing of personal information, and the potential for cybersecurity breaches that could compromise internal operations. Such risks could negatively affect the performance of our business, as well as our reputation and the reputations of our customers, and we could incur liability through the violation of laws or contracts to which we are a party or civil claims.

Risks Related to our Share Ownership and our Capital Structure

Restrictions in our credit facilities may limit our business and financial activities, including our ability to obtain additional capital in the future.

In June 2024, we entered into a secured $275 million Third Amended and Restated Credit Agreement with Bank of America, N.A., which provided for a $150 million revolving credit facility and a $125 million term loan facility. This Credit Agreement contains covenants imposing various restrictions on our business and financial activities. These restrictions may affect our ability to operate our business and undertake certain financial activities and may limit our ability to take advantage of potential business or financial opportunities as they arise. The restrictions these covenants place on us include limitations on our ability to incur liens, incur indebtedness, make investments, dissolve or merge or consolidate with or into another entity, dispose of certain property, and make restricted payments. The Credit Agreement also requires us to meet certain financial ratios, including a minimum fixed-charge coverage ratio and a maximum total funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. The breach of any of these covenants or restrictions could result in a default under the Credit Agreement, which could have a material adverse impact to our business, financial condition, and results of operation.

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

We are subject to the provisions of Section 203 of the Delaware General Corporation Law which prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stock‐holder, unless the business combination is approved in a prescribed manner. For purposes of Section 203, a “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an “interested stockholder” is a person who, either alone or together with affiliates and associates, owns (or within the past three years did own) 15% or more of the corporation’s voting stock.

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

Our net sales to customers outside the U.S., which accounted for approximately 16.7% of net sales for 2024, and our operations in Ireland, Mexico, Central America and the Caribbean are and could be subject to a number of risks and potential costs, including:

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

Also, due to our international operations, we are subject to exposure from currency exchange rate fluctuations. Historically, foreign currency exchange rate fluctuations have not had a material effect on our net financial results. However, fluctuations in foreign currency exchange rates could have a significant impact on our financial results in the future.

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

We have recorded deferred tax assets based on our assessment that we will be able to realize their benefits . Realization of deferred tax assets involve significant judgments and estimates which are subject to change and ultimately depends on generating sufficient taxable income of the appropriate character during the appropriate periods. Changes in circumstances may affect the likelihood of such realization, which in turn may trigger a write-down of our deferred tax assets, the amount of which would depend on a number of factors. A write-down would reduce our reported net income, which may adversely impact our financial condition or results of operations or cash flows. In addition, we are potentially subject to ongoing and periodic tax examinations and audits in various jurisdictions. An adjustment from a taxing authority, could result in higher tax costs, penalties and interest, thereby adversely impacting our financial condition, results of operations or cash flows.

We may never realize the full value of our intangible assets, which represent a significant portion of our total assets.

At December 31, 2024, we had $334 million of goodwill and other intangible assets, representing approximately 53% of our total assets. These intangible assets consist primarily of goodwill, trade names, intellectual property, customer lists and non-compete agreements arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized but are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired. Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events that indicate that the assets may not be recoverable. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, our significant amount of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. In the event of a significant charge to earnings, the market price of our common stock could be adversely affected. In addition, intangible assets with definite lives, which represent $144.3 million of our net intangible assets at December 31, 2024, will continue to be amortized. These expenses will continue to reduce our future earnings or increase our future losses. The accounting for intangible assets requires reliance on forward-looking estimates of sales and/or earnings. Estimating the future performance of our business is extremely challenging and the range of deviation from internal estimates could be more significant in this environment.

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

None.

ITEM 1C.      CYBERSECURITY

Risk management and strategy

The Company employs a multi-faceted approach to assess, identify, and manage material risks from cybersecurity threats. Components of our approach include the following:

●	The Company aligns its cybersecurity program with the Center for Internet Security (“CIS”) framework of Critical Security Controls
●	System penetration testing is performed by rotating third-party service providers at least every 18 months.
●	System vulnerability testing performed by our cybersecurity partner who is System of Organization Controls (“SOC”) 2 certified and also assists with mitigation.
●	Network assessments are performed at least annually by qualified third-party service providers.
●	Facilitated incident response tabletop exercises conducted at least bi-annually by qualified cybersecurity service providers.
●	Monitoring of Federal government alerts (CISA, FBI) and industry threat information is performed to stay current on the newest cybersecurity threats bad actor tactics.
●	Multifactor authentication is required for all authorized users to access network resources which adds a second layer of protection from unauthorized entry to our systems.
●	Associates are required to complete mandatory cybersecurity awareness training annually.
●	We have Certified Information System Security Professional (“CISSP”) and Information Systems Security Management Professional (“ISSMP”) certifications among our internal security personnel.

The cybersecurity risk assessment process is part of the Company’s overall risk management process. Our cybersecurity partner helps us prioritize actions to improve compliance with CIS Critical Security Controls and assists with those actions. The Company also utilizes other third-party consultants and services in our process of assessing and managing cybersecurity risk for a diverse perspective of our cybersecurity practices and posture. To mitigate the risk of cybersecurity threats related to the use of third-party service providers, the Company obtains and reviews SOC reports from third parties when available, to provide assurance that the third-party has appropriate controls in place and has not identified any significant cyber issues. The Company does not believe that any risks from cybersecurity threats have materially affected or are reasonably likely to affect our business strategy, results of operations, or financial condition. See Item 1A “Risk Factors” for a summary of certain cybersecurity risks.

Governance

General risk assessment and management oversight resides with the Company’s Board of Directors. The Company’s Audit Committee has oversight of financial risks and is in charge of reviewing the Company’s information security disclosures and incident reporting related to cybersecurity. The Company’s Board of Directors reviews the Company’s information security procedures and evaluates management’s assessment of materiality for cyber incidents. The Board of Directors is formally updated on cybersecurity risks no less than annually. Management is responsible for assessing and managing material risks from cybersecurity threats. This responsibility primarily resides with the VP of Information Technology and his qualified team, including dedicated cyber security personnel. The qualifications of the Information Technology team include a combination of formal education (e.g. Master’s degrees in Cybersecurity and Information Assurance); CISSP and ISSMP certifications and, over 100 years of combined Information Technology experience. Management’s process for monitoring prevention, detection, mitigation, and remediation of cybersecurity incidents is summarized above in the Risk management and strategy section.

ITEM 2.         PROPERTIES

The following table presents certain information relating to each of the Company’s design and manufacturing properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Newburyport, Massachusetts	183,000	Company Owned	Headquarters, fabrication, molding, tooling, test lab, clean room, warehousing, and engineering
Huntsville, Alabama	9,000	6/30/2031	Engineering, design, and fabrication
Grand Rapids, Michigan	255,260	Company Owned	Fabrication, molding, warehousing, and engineering
Rancho Dominguez, California	56,000	10/31/2027	Fabrication, molding and engineering
Denver, Colorado	18,270	Company Owned	Fabrication and molding
Denver, Colorado	28,383	Company Owned	Fabrication, molding and engineering
Kissimmee, Florida	49,400	Company Owned	Fabrication, molding, test lab and engineering
El Paso, Texas	127,730	Company Owned	Warehousing, fabrication
Chicopee, Massachusetts	103,792	Company Owned	Fabrication, molding, clean room, warehousing, and engineering
Providence, Rhode Island	79,535	9/30/2026	Fabrication, molding, clean room, and warehousing
La Romana, Dominican Republic	16,557	12/31/2024	Fabrication, molding, clean room, and warehousing
La Romana, Dominican Republic	12,630	12/31/2026	Fabrication, molding, clean room, and warehousing
La Romana, Dominican Republic	51,970	8/31/2025	Fabrication, molding, clean room, and warehousing
Tijuana, Mexico	83,256	2/28/2032	Fabrication, molding, and warehousing
Kennesaw, Georgia	11,017	12/31/2027	Warehousing
Galway, Ireland	35,069	Company Owned	Fabrication, molding, clean room, and warehousing
Galway, Ireland	11,500	12/31/2025	Fabrication, molding, clean room, and warehousing
La Aurora, Heredia, Costa Rica	13,000	4/30/2028	Fabrication, molding, clean room, and warehousing
Chicopee, Massachusetts	3,500	11/30/2024	Warehousing
La Romana, Dominican Republic	26,468	12/31/2025	Fabrication, molding, clean room, and warehousing
La Aurora, Heredia, Costa Rica	14,200	4/30/2028	Fabrication, molding, clean room, and warehousing
La Romana, Dominican Republic	40,921	12/31/2028	Fabrication, molding, clean room, and warehousing
La Romana, Dominican Republic	23,728	6/30/2025	Fabrication, molding, clean room, and warehousing
St. Charles, Illinois	110,086	6/30/2029	Distribution, manufacturing, and warehousing
Santiago Norte, Dominican Republic	39,414	12/1/2025	Distribution, manufacturing, and warehousing
Dover, New Hampshire	5,400	1/31/2027	Distribution, manufacturing, and warehousing
Navan, Ireland	40,000	10/6/2041	Distribution, manufacturing, and warehousing
Santiago Norte, Dominican Republic	49,425	12/16/2029	Distribution, manufacturing, and warehousing
Tallahassee, Florida	12,000	Company Owned	Distribution, manufacturing, and warehousing
Dover, New Hampshire	22,500	Company Owned	Distribution, manufacturing, and warehousing

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

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “UFPT”. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2023 to December 31, 2024:

Year Ended December 31, 2023	High	Low
First Quarter	$131.80	$103.64
Second Quarter	$197.23	$123.68
Third Quarter	$205.08	$151.09
Fourth Quarter	$185.40	$127.29

Year Ended December 31, 2024	High	Low
First Quarter	$252.20	$155.66
Second Quarter	$263.87	$205.94
Third Quarter	$358.42	$283.66
Fourth Quarter	$346.29	$238.73

Number of Stockholders

As of February 25, 2025, there were 72 holders of record of the Company’s common stock.

Since many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by these holders of record.

Dividends

The Company did not pay any dividends in 2024 or 2023. The Company presently intends to retain all its earnings to provide funds for the operation of its business and strategic acquisitions, although it would consider paying cash dividends in the future. Any decision to pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, strategic plans, capital requirements, financial condition, provisions of the Company’s borrowing arrangements, applicable law and other factors the Company’s board of directors considers relevant.

Issuer Purchases of Equity Securities

On June 16, 2015, the Company issued a press release announcing that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. There was no share repur‐chase activity for the years ended December 31, 2024, 2023, and 2022. During the year ended December 31, 2015, the Company repurchased 29,559 shares of common stock at a cost of approximately $587 thousand. At December 31, 2024, approximately $9.4 million was available for future repurchases of the Company's common stock under this authorization.

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

The Company completed four strategic acquisitions during the year ended December 31, 2024. The acquired operations primarily serve the medical market and contributed to an overall 26.1% increase in net sales for the year. Organic net sales grew 8.5%, fueled by strong sales in the robotic surgery and infection prevention markets. Net sales relating to our largest customer, Intuitive Surgical SARL, were 28.8% of our net sales for the year ended December 31, 2024. This increase in net sales as well as strong margins and the leverage of relatively fixed SG&A costs, allowed the Company to generate a 40.3% and 31.3% increase in operating income and net income, respectively, for the year ended December 31, 2024.

Results of Operations

The following table sets forth, for the years indicated, the percentage of net sales represented by the items as shown in the Company’s Consolidated Statements of Income:

	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.9%	71.9%	74.5%
Gross profit	29.1%	28.1%	25.5%
Selling, general, and administrative expenses	12.3%	12.7%	12.9%
Acquisition costs	0.5%	0.0%	0.3%
Change in fair value of contingent consideration	0.2%	0.9%	2.8%
Gain on sale of Molded Fiber business	0.0%	0.0%	-4.4%
Loss (gain) on sale of fixed assets	0.0%	0.1%	-1.8%
Operating income	16.1%	14.4%	15.7%
Interest expense, net	1.6%	0.9%	0.8%
Income before taxes	14.5%	13.5%	14.9%
Income tax expense	2.8%	2.3%	3.1%
Net income from consolidated operations	11.7%	11.2%	11.8%

2024 Compared to 2023

Net Sales

Net sales increased 26.1% to $504.4 million for the year ended December 31, 2024, from net sales of $400.1 million for the same period in 2023. We attribute the increase in net sales primarily to increased net sales from newly acquired companies of $70.3 million as well as 8.5% increased organic net sales fueled by increases in the robotic surgery and infection prevention markets. Overall net sales to customers in the medical market increased 30.2% while net sales to customers in other markets were flat. Medical net sales represented 89.4% and 86.6% of overall Company net sales in 2024 and 2023, respectively.

Gross Profit

Gross profit as a percentage of net sales (“Gross Margin”) increased to 29.1% for the year ended December 31, 2024, from 28.1% in 2023.  As a percentage of net sales, material costs decreased 1.8% while overhead and labor costs collectively increased 0.8%. We attribute the increase in gross margin primarily to the accretive margins from the Company’s recent acquisitions as well as increased manufacturing efficiencies and the containment of fixed overhead costs.  The gross margin increases were achieved despite the absorption of approximately $1.1 million in purchase accounting expenses (step-up of inventory to fair value at acquisition date).

Selling, General and Administrative Expenses

Selling, General, and Administrative Expenses (“SG&A”) increased approximately 22.3% to $62.2 million for the year ended December 31, 2024, from $50.9 million in 2023, largely due to SG&A from the Company’s recent acquisitions as well as increased performance-based compensation and professional fees. As a percentage of net sales, SG&A decreased to 12.3% for the year ended December 31, 2024, from 12.7% for the same period in 2023 reflecting the leverage of the net sales increase over relatively fixed SG&A. The Company plans on investing in back-office resources in response to the significant acquisitions completed during 2024.

Acquisition Costs

The Company incurred approximately $2.5 million in costs associated with acquisition related activities which were charged to expense for the year ended December 31, 2024. These costs were primarily for legal, due diligence and valuation services and are reflected on the face of the consolidated statements of comprehensive income.

Change in fair value of contingent consideration

In connection with the acquisitions of Welch and Marble in 2024, and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the Welch, Marble and the DAS Medical acquisitions are up to $6 million, $500 thousand and $20 million, respectively. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the opening balance sheets totaled approximately $800 thousand, $400 thousand and $5.2 million for the Welch, Marble and the DAS Medical acquisitions, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liability for the contingent consideration payments recognized at December 31, 2024 totaled approximately $10.2 million out of the remaining potential payments of $14.5 million. The change in fair value of contingent consideration for the acquisitions for the year ended December 31, 2024, resulted in an expense of approximately $1.0 million, and is included in change in fair value of contingent consideration in the consolidated statements of comprehensive income.

Interest expense, net

The Company had net interest expense of approximately $8.1 million and $3.6 million for the year ended December 31, 2024 and 2023, respectively. The increase in net interest expense for the year ended December 31, 2024 was primarily due to higher debt related to 2024 acquisitions. Interest income was immaterial.

Other (Income) Expense

Other income was approximately $189 thousand and other expense was approximately $117 thousand for the years ended December 31, 2024 and 2023, respectively. The changes in other income/expense are primarily generated by equity method investment income in 2024 and foreign currency transaction gains/losses in both 2024 and 2023.

Income Taxes

The Company recorded income tax expense, as a percentage of income before income tax expense, of 19.2% for the year ended December 31, 2024 compared to 16.7% for the same period in 2023. The increase in the effective tax rate for the current period as compared to the prior period is largely due to the difference in discrete items during the two periods as well as more United States based income in 2024 as a result of the recent acquisitions.

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

For more information about the Company’s results of operations of 2023 compared to 2022, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — 2023 Compared to 2022” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the year ended December 31, 2024 was approximately $66.6 million and was primarily a result of net income generated of approximately $59.0 million, depreciation and amortization of approximately $14.7 million, share-based compensation of approximately $6.8 million, a change in the fair value of contingent consideration of approximately $1.0 million, an increase in net deferred income tax liabilities of approximately $ 1.3 million, a decrease in accounts receivable of approximately $1.2 million due to the collection of an escrow receivable, and a decrease in other assets of approximately $0.6 million.

These cash inflows and adjustments to income were partially offset by an increase in inventory of approximately $4.7 million due to inventory build for upcoming demand, an increase in prepaid expenses of approximately $0.5, an increase in refundable income taxes of approximately $3.4 million due to conservative estimated tax payments in in 2024, a decrease in accounts payable of approximately $1.1 million due to the timing of vendor payments in the ordinary course of business, a decrease in deferred revenue of approximately $1.9 million due to the recognition of development revenue and a decrease in other long-term liabilities of approximately $6.5 million due primarily to non-compete payments and payments of contingent consideration.

Net cash used in investing activities for the year ended December 31, 2024 was approximately $210.2 million and was primarily the result of the acquisition of Marble Medical, AJR Enterprises, Welch Fluorocarbon, and AQF Medical, and the additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash provided by financing activities was approximately $152.4 million for the year ended December 31, 2024 and was primarily the result of borrowings under the Company’s Third Amended and Restated Credit Agreement of approximately $284.2 million to recent acquisitions. These borrowings were partially offset by payments on the revolving line of credit of approximately $91.7 million, principal payments of long-term debt of approximately $35.1 million, and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $5.0 million.

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

The credit facilities under the Third Amended and Restated Credit Agreement consist of a secured term loan to the Company of $125 million and a secured revolving credit facility, under which the Company may borrow up to $150 million. The Third Amended and Restated Credit Facilities mature on June 27, 2029. This maturity date is subject to acceleration and the Company could be subject to additional fees and expenses in certain circumstances should one or more events of default described in the Third Amended and Restated Credit Agreement occur. The secured term loan requires quarterly principal payments of $3,125,000 that commence on December 31, 2024. The proceeds of the Third Amended and Restated Credit Agreement may be used for general corporate purposes, including funding certain acquisitions (see Note 2 for more information regarding this acquisition), as well as certain other permitted acquisitions. The Company’s obligations under the Third Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors and secured by substantially all assets of the Company.

The Third Amended and Restated Credit Facilities call for interest at Secured Overnight Financing Rate (“SOFR”) plus a margin that ranges from 1.25% to 2.25% or, at the discretion of the Company, the bank’s prime rate plus a margin that ranges from .25% to 1.25%. In both cases the applicable margin is dependent upon Company performance. Under the Third Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Third Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.

At December 31, 2024, the Company had approximately $189.4 million in outstanding borrowings under the Third Amended and Restated Credit Agreement, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At December 31, 2024, the weighted average interest rate was approximately 5.9% and the Company was in compliance with all covenants under the Third Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

December 31, 2024
Revolving credit facility	$67,500
Term loan	121,875
Total long-term debt	189,375
Current portion	(12,500)
Long-term debt, excluding current portion	$176,875

Future maturities of long-term debt at December 31, 2024 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
2025	12,500	-	12,500
2026	12,500	-	12,500
2027	12,500	-	12,500
2028	12,500	-	12,500
2029	71,875	67,500	139,375
	$121,875	$67,500	$189,375

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its Second Amended and Restated Credit Agreement. The Company generated cash of approximately $66.6 million from operations during the year ended December 31, 2024. The Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and the availability of draws on its revolving credit facility. Further, the economic uncertainty resulting from events including inflation, bank failures, and other factors beyond the control of the Company could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

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

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out cost flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program will end upon the earlier of the date on which the plan is terminated by the Board or when all authorized repurchases are completed. The timing and amount of stock repurchases, if any, will be determined based upon our evaluation of market conditions and other factors. The stock repurchase program may be suspended, modified or discontinued at any time, and the Company has no obligation to repurchase any amount of its common stock under the program. There were no share repurchases during the years ended December 31, 2024, 2023, and 2022. At December 31, 2024, approximately $9.4 million was available for future repurchases of the Company’s common stock under this authorization.

Critical Accounting Estimates

The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales, and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates, including those listed below, on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions, both in general and specifically in relation to the packaging and component product industries, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Report. The Company believes the following critical accounting policy necessitated that significant judgments and estimates be used in the preparation of its consolidated financial statements.

Valuation of Intangible Assets and Contingent Consideration Liability

We base the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. Further, for those arrangements that involve potential future contingent consideration, we record on the date of acquisition a liability equal to the fair value of the estimated additional consideration we may be obligated to pay in the future. We remeasure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of comprehensive income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, useful life or probability of achieving clinical, regulatory or revenue-based milestones could result in different purchase price allocations and recognized amortization expense and contingent consideration expense or benefit in current and future periods.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the Company’s market risk includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2024, the Company’s cash and cash equivalents consisted primarily of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. Interest under the Company’s credit facilities with Bank of America, N.A. call for interest at SOFR plus a margin that ranges from 1.25% to 2.25% or, at the discretion of the Company, the bank’s prime rate plus a margin that ranges from .25% to 1.25%. Therefore, future operations could be affected by interest rate changes. As of December 31, 2024, the applicable weighted average interest rate was approximately 5.9%.

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

The Company closed the acquisition of Marble in June 2024 and closed on the acquisitions of AJR, Welch and AQF all in the third quarter of 2024. The new acquisitions’ total assets and net sales constituted approximately 34.8% and 13.9%, respectively, of the Company’s consolidated total assets and year-to-date net sales as shown on our condensed consolidated financial statements as of and for the period ended December 31, 2024. As the acquisitions occurred in the second and third quarters of fiscal 2024, the Company excluded all of the acquired businesses internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope within the first year of acquisition if specified conditions are satisfied.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.

Management conducted an assessment of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Except as described above relating to the 2024 acquisitions, based on the assessment, management concluded that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

Except as described above, there was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included under Part IV, Item 15, in this Report.

ITEM 9B.      OTHER INFORMATION

Insider Trading Arrangements and Policies

During the fourth quarter of 2024, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

(a) (2)         Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

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

Number	Description of Exhibit
3.06	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 15, 2020 (SEC File No. 001-12648)).
3.07	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2023 (SEC File No. 001-12648)).
4.01

Specimen Certificate for shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.01 to the Company’s Registration Statement on Form S-1, filed with the SEC on December 15, 1993) (filed in paper format).

4.02

Description of Company Securities (incorporated by reference to Exhibit 4.02 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, filed with the SEC on February 29, 2024 (SEC File No. 001-12648)).

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

Number	Description of Exhibit
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

10.32	Form of 2023 Stock Unit Award Agreement (Dominican Republic) (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, filed with the SEC on February 29, 2024 (SEC File No. 001-12648)) #
10.33	Form of 2024 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2024 (SEC File No. 001-12648)). #
10.34	Form of 2024 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 8, 2024 (SEC File No. 001-12648)). #
10.35

Amended and Restated 2003 Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, filed with the SEC on March 16, 2023 (SEC File No. 001-12648)). #

10.36	Form of 2025 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2025 (SEC File No. 001-12648)). #
10.37	Form of 2025 Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2025 (SEC File No. 001-12648)). #
10.38

Manufacturing Supply Agreement between Das Medical International SRL and Intuitive Surgical SARL dated April 25, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2024 (SEC File No. 001-12648)).^

10.39

Amendment No. 24 to Manufacturing Supply Agreement between Das Medical International SRL and Intuitive Surgical SARL dated March 15, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2024 (SEC File No. 001-12648)).^

Number	Description of Exhibit
10.40

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

10.41

Securities Purchase Agreement, dated as of July 1, 2024, by and among AJR Enterprises, LLC, a limited liability company and its purchase price beneficiaries and UFP Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2024 (SEC File No. 001-12648)).

19.0	Inside Trading Policy.*
21.01	Subsidiaries of the Company. *
23.01	Consent of Grant Thornton LLP. *
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
97.1

Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, filed with the SEC on February 29, 2024 (SEC File No. 001-12648)).

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

UFP TECHNOLOGIES, INC.

Date:	March 3, 2025	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	March 3, 2025
R. Jeffrey Bailly	and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Senior Vice President,	March 3, 2025
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Daniel C. Croteau	Director	March 3, 2025
Daniel C. Croteau

/s/ Cynthia Feldmann	Director	March 3, 2025
Cynthia Feldmann

/s/ Marc Kozin	Director	March 3, 2025
Marc Kozin

/s/ Thomas Oberdorf	Director	March 3, 2025
Thomas Oberdorf

/s/ Joseph John Hassett	Director	March 3, 2025
Joseph John Hassett

/s/ Symeria Hudson	Director	March 3, 2025
Symeria Hudson

UFP TECHNOLOGIES, INC.

Consolidated Financial Statements

and Financial Statement Schedule

As of December 31, 2024 and 2023

And for the Years Ended December 31, 2024, 2023 and 2022

With Reports of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

UFP Technologies, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 3, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of acquired intangible assets

As described further in Note 2 to the consolidated financial statement, the Company acquired AJR Enterprises, LLC, Welch Fluorocarbon, Inc. and AQF Limited on July 1, 2024, July 15, 2024 and August 23, 2024 respectively. The identified intangible assets acquired include customer contracts and relationships of $65.1 million and intellectual property of $20.7 million. We identified management’s forecasts and weighted-average cost of capital (“WACC”) inputs into the acquisition date fair values of these customer contracts and relationships and intellectual property as a critical audit matter.

The principal considerations for our determination that management’s forecasts and WACC inputs into the acquisition date fair value of the customer contracts and relationships and intellectual property in the AJR Enterprises, LLC, Welch Fluorocarbon, Inc. and AQF Limited acquisitions is a critical audit matter are that the determination of these inputs required management to make significant estimates and assumptions. These estimates and assumptions required a high degree of auditor judgement and effort in the selection and application of audit procedures.

Our audit procedures related to the valuation of the intangible assets acquired in the AJR Enterprises LLC, Welch Fluorocarbon, Inc. and AQF Limited acquisitions included the following, among others:

●

We tested the design and operating effectiveness of controls relating to the determination of the acquisition date fair value of the intangible assets, including controls over management’s determination of forecasts and the WACC used in the valuation of each intangible asset.

●	We evaluated the valuation methodologies and WACC utilized by management with the assistance of our valuation professionals with specialized skills and knowledge.

●	We tested the forecasts used by management and evaluated management’s historical ability to estimate by comparing prior forecasts to actual results.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.

Boston, Massachusetts

March 3, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

UFP Technologies, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 3, 2025 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Marble Medical, Inc., AJR Enterprises, LLC, Welch Fluorocarbon, Inc. and AQF Limited, wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting 34.8 percent and 13.9 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, these subsidiaries were acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of these subsidiaries.

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

/s/ GRANT THORNTON LLP

Boston, Massachusetts

March 3, 2025

UFP TECHNOLOGIES, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
Assets	2024	2023
Current assets:
Cash and cash equivalents	$13,450	$5,263
Receivables, net	84,677	64,449
Inventories	87,536	70,191
Prepaid expenses	4,303	3,433
Refundable income taxes	4,979	1,297
Total current assets	194,945	144,633
Property, plant and equipment, net	70,564	62,137
Goodwill	189,657	113,263
Intangible assets, net	144,252	64,116
Non-qualified deferred compensation plan	6,174	5,323
Right of use assets	16,148	13,588
Deferred income taxes	-	607
Equity method investment	6,808	-
Other assets	447	469
Total assets	$628,995	$404,136

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,269	$22,286
Accrued expenses	30,410	22,085
Deferred revenue	4,667	6,616
Lease liabilities	4,226	3,222
Income taxes payable	223	-
Current portion of long-term debt	12,500	4,000
Total current liabilities	76,295	58,209
Long-term debt, less current portion	176,875	28,000
Deferred income taxes	3,296	428
Non-qualified deferred compensation plan	6,193	5,412
Lease liabilities	12,432	10,815
Other liabilities	11,144	15,181
Total liabilities	286,235	118,045
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,706,344 and 7,676,785 shares issued and outstanding, respectively at December 31, 2024; and 7,669,339 and 7,639,780 shares issued and outstanding, respectively, at December 31, 2023	77	76
Additional paid-in capital	40,934	38,814
Retained earnings	306,501	247,520
Accumulated other comprehensive (loss) income	(4,165)	268
Treasury stock at cost, 29,559 shares at December 31, 2024 and 2023	(587)	(587)
Total stockholders' equity	342,760	286,091
Total liabilities and stockholders' equity	$628,995	$404,136

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022

Net sales	$504,421	$400,072	$353,792
Cost of sales	357,728	287,847	263,532
Gross profit	146,693	112,225	90,260
Selling, general, and administrative expenses	62,218	50,889	45,796
Acquisition costs	2,520	-	1,027
Change in fair value of contingent consideration	952	3,527	9,837
Gain on sale of Molded Fiber business	-	-	(15,651)
Loss (gain) on disposal of property, plant and equipment	106	145	(6,149)
Operating income	80,897	57,664	55,400
Interest expense, net	8,061	3,645	2,763
Other (income) expense	(189)	117	(81)
Income before income tax provision	73,025	53,902	52,718
Income tax expense	14,044	8,978	10,929
Net income	$58,981	$44,924	$41,789
Net income per common share outstanding:
Basic	$7.69	$5.89	$5.52
Diluted	$7.58	$5.83	$5.45
Weighted average common shares outstanding:
Basic	7,668	7,624	7,564
Diluted	7,785	7,701	7,663

Comprehensive Income
Net Income	$58,981	$44,924	$41,789
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,433)	878	(610)
Other comprehensive (loss) income	(4,433)	878	(610)
Comprehensive income	$54,548	$45,802	$41,179

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2024, 2023 and 2022

(In thousands)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2021	7,535	$75	$34,151	$160,807	$-	30	$(587)	$194,446
Share-based compensation	53	1	3,207	-	-	-	-	3,208
Exercise of stock options	17	-	390	-	-	-	-	390
Net share settlement of RSU's	(23)	-	(1,678)	-	-	-	-	(1,678)
Other comprehensive loss	-	-	-	-	(610)	-	-	(610)
Net income	-	-	-	41,789	-	-	-	41,789
Balance at December 31, 2022	7,582	$76	$36,070	$202,596	$(610)	30	$(587)	$237,545
Share-based compensation	55	-	4,641	-	-	-	-	4,641
Exercise of stock options	25	-	680	-	-	-	-	680
Net share settlement of RSU's	(22)	-	(2,641)	-	-	-	-	(2,641)
Issuance of Common Stock	-	-	64	-	-	-	-	64
Other comprehensive income	-	-	-	-	878	-	-	878
Net income	-	-	-	44,924	-	-	-	44,924
Balance at December 31, 2023	7,640	$76	$38,814	$247,520	$268	30	$(587)	$286,091
Share-based compensation	52	1	6,841	-	-	-	-	6,842
Exercise of stock options	8	-	233	-	-	-	-	233
Net share settlement of RSU's	(23)	-	(4,954)	-	-	-	-	(4,954)
Other comprehensive loss	-	-	-	-	(4,433)	-	-	(4,433)
Net income	-	-	-	58,981	-	-	-	58,981
Balance at December 31, 2024	7,677	$77	$40,934	$306,501	$(4,165)	30	$(587)	$342,760

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income from consolidated operations	$58,981	$44,924	$41,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,715	11,407	11,886
Loss (gain) on sales of property, plant and equipment	106	145	(6,149)
Gain on sale of Molded Fiber business	-	-	(15,651)
Share-based compensation	6,842	4,641	3,208
Change in fair value of contingent consideration	952	3,527	9,837
Equity method investment net earnings	(89)	-	-
Distributions from equity method investment	89	-	-
Deferred income taxes	1,332	816	(4,710)
Changes in operating assets and liabilities:
Receivables, net	1,217	(9,124)	(16,864)
Inventories	(4,686)	(16,565)	(19,605)
Prepaid expenses	(545)	(21)	(692)
Income taxes	(3,404)	(2,982)	953
Other assets	629	1,557	(3,545)
Accounts payable	(1,142)	1,553	9,131
Accrued expenses	85	(888)	10,446
Deferred revenue	(1,948)	1,936	1,008
Non-qualified deferred compensation plan and other liabilities	(6,541)	408	(3,298)
Net cash provided by operating activities	66,593	41,334	17,744

Cash flows from investing activities:
Additions to property, plant & equipment	(9,656)	(10,490)	(13,780)
Acquisition of new businesses, net of cash acquired	(197,477)	-	(20,653)
Purchase of real estate	(3,214)	-	-
Distributions from equity method investment	161	-	-
Proceeds from sale of Molded Fiber	-	-	29,007
Proceeds from sale of fixed assets	22	2	6,717
Net cash (used in) provided by investing activities	(210,164)	(10,488)	1,291

Cash flows from financing activities:
Proceeds from advances on revolving line of credit	159,200	9,000	44,000
Payments on revolving line of credit	(91,700)	(28,000)	(60,000)
Proceeds from the issuance of long-term debt	125,000	-	-
Principal payments of long-term debt	(35,125)	(4,000)	(4,000)
Payment of contingent consideration	(188)	(5,000)	(4,543)
Principal payments on finance lease obligations	(73)	(63)	(63)
Proceeds from the exercise of stock options	233	680	390
Payment of statutory withholding for restricted stock units vested	(4,954)	(2,641)	(1,678)
Net cash provided by (used in) financing activities	152,393	(30,024)	(25,894)
Effect of foreign currency exchange rates on cash and cash equivalents	(635)	(10)	193
Net change in cash and cash equivalents	8,187	812	(6,666)
Cash and cash equivalents at beginning of year	5,263	4,451	11,117
Cash and cash equivalents at end of year	$13,450	$5,263	$4,451

The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

UFP Technologies, Inc. (the “Company”) is a designer and custom manufacturer of comprehensive solutions for medical devices, sterile packaging, and other highly engineered custom products. The Company believes it is an important link in the medical device supply chain and a valued outsource partner to many of the top medical device manufacturers in the world. The Company’s single-use and single-patient devices and components are used in a wide range of medical devices and packaging for minimally invasive surgery, infection prevention, robotic surgery, patient handling, orthopedic implants, wound care, wearables, and orthopedic soft goods.

(a)	Principles of Consolidation

The consolidated financial statements of the Company include the accounts and results of operations of UFP Technologies, Inc. and its wholly owned subsidiaries. For one joint venture where the Company is not the primary beneficiary, the joint venture is not consolidated and is accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. The Company consists of a single operating and reportable segment.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including allowance for doubtful accounts and the net realizable value of inventory, and the fair value of goodwill, and the fair value of intangible assets, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2024 and 2023, the Company did not have any cash equivalents.

The Company maintains its cash in bank deposit accounts that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts and does not believe it is exposed to any significant custodial credit risk.

At December 31, 2024 and 2023, cash held by foreign subsidiaries was approximately $6.9 million and $3.7 million, respectively.

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

The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2024 and 2023.

(h)	Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets or the related lease term, if shorter.

Estimated useful lives of property, plant, and equipment are as follows:

Leasehold improvements	Shorter of estimated useful life or remaining lease term
Buildings and improvements (years)	10 -30
Machinery and equipment (years)	7 – 10
Furniture, fixtures, computers & software (years)	3 – 7

Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. No events or changes in circumstances arose during the years ended December 31, 2024, 2023 and 2022 that required management to perform an impairment analysis.

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

The Company performed a qualitative assessment (“step 0”) as of October 1, 2024 and determined that it was more likely than not that the fair value of its reporting unit exceeded its’ carrying amount. As a result, the Company has not performed a “step 1” impairment assessment.

(j)	Intangible Assets

Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 20 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. No events or changes in circumstances arose during the year ended December 31, 2024, 2023 and 2022 that required management to perform an impairment analysis.

(k)	Revenue Recognition

The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of ASC 606 which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes a significant portion of its product sales upon shipment. The Company recognizes revenue from the sale of tooling and machinery primarily upon customer acceptance. The Company recognizes revenue from engineering services, which are primarily product development services, as the services are performed or as otherwise determined based on the substance of the agreement. The Company recognizes revenue from bill-and-hold transactions at the time the specified goods are complete and available to the customer.

Standard payment terms are net 30 days unless contract terms state otherwise. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or after performance, resulting in a significant financing component. We do not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. In the ordinary course of business, the Company accepts sales returns from customers for defective goods, such amounts being immaterial. The Company warrants that goods sold to customers will conform to agreed upon specifications and that services will be performed in a reasonable and workmanlike manner. The Company does not provide a service as part this assurance warranty and its customers do not have the opportunity to purchase a warranty separately. Accordingly, any warranty activities are not considered to be a separate performance obligation. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the goods and are expensed when revenue is recognized. Variable consideration to be included in the transaction price is estimated using either the expected value method or the most likely method based on facts and circumstances. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company has elected to not disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as the Company’s contracts have an original expected duration of one year or less, or revenue has been recognized at the amount for which the Company has the right to invoice for revenue recognized over time.

(l)	Share-Based Compensation

When accounting for equity instruments exchanged for employee services, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Forfeitures are adjusted as they occur.

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

The Company accounts for treasury stock under the cost method, using the first-in, first out cost flow assumption, and includes treasury stock as a component of stockholders’ equity. The Company did not repurchase any shares of common stock during the years ended December 31, 2024, 2023 and 2022.

(q)	Research and Development

On a routine basis, the Company incurs costs related to research and development activity. These costs are expensed as incurred and are largely included in “Cost of Sales” on the Consolidated Statements of Comprehensive Income. Approximately $10.4 million, $7.2 million, and $9.3 million were expensed in the years ended December 31, 2024, 2023 and 2022, respectively.

(r)	Foreign Currency Translation

The Company has foreign operations in the Dominican Republic, Ireland, Costa Rica, and Mexico, which expose the Company to foreign currency exchange rate fluctuations due to transactions denominated in Dominican pesos, Euros, Costa Rican colones, and Mexican pesos. The Company translates all assets and liabilities of its foreign subsidiaries, where the U.S. dollar is not the functional currency, at the period-end exchange rate and translates income and expenses at the average exchange rates in effect during the period. The net effect of this translation is recorded in the consolidated financial statements as a component of Accumulated Other Comprehensive (Loss) Income (AOCI).

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to enhance disclosures for significant segment expenses for all public entities required to report segment information in accordance with ASC 280. The standard did not change the definition of a segment, the method for determining segments or the criteria for aggregating operating segments into reportable segments. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented in the financial statements. The Company adopted the new standard in the fourth quarter of 2024. The new required disclosures are included in Note 20, "Segment Data”.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires additional quantitative and qualitative income tax disclosures to allow readers of the consolidated financial statements to assess how the Company’s operations, related tax risks and tax planning affect its tax rate and prospects for future cash flows. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to improve disclosures about a public business entity’s expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.

(2)	Acquisitions and Divestiture

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

The following table summarizes the allocation of the total purchase price of approximately $5.0 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$815
Accounts receivable	872
Inventory	494
Other current assets	24
Property, plant, and equipment	1,018
Customer lists	250
Intellectual property	300
Non-compete agreement	50
Goodwill	2,564
Total assets acquired	6,387
Accounts payable	(41)
Accrued expenses	(519)
Total liabilities assumed	(560)
Total assets acquired, net of liabilities assumed	5,827
Less: cash acquired	(815)
Purchase price, net of cash acquired	$5,012

Acquisition costs associated with the transaction of approximately $146 thousand were charged to expense during the twelve months ended December 31, 2024. These costs were primarily for legal services and are reflected on the face of the condensed consolidated statement of comprehensive income.

The amount of revenue and pre-tax income of Marble recognized since the acquisition date, which is included in the consolidated statement of comprehensive income for the twelve months ended December 31, 2024, was approximately $3.6 million and $0.6 million, respectively.

100% of the goodwill related to the Marble acquisition is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of Marble and the significant synergies expected to arise after the acquisition.

AJR Enterprises

On July 1, 2024, the Company purchased 100% of the issued and outstanding membership interests of AJR Enterprises, LLC, (“AJR”) pursuant to a securities purchase agreement and related agreements, for an aggregate purchase price of $110 million in cash. The purchase price was subject to an adjustment based upon AJR’s estimated working capital at closing, a final working capital adjustment, and a reduction for certain AJR liabilities funded by the sellers, which together resulted in an increase to the purchase price of approximately $700 thousand. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

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

The following table summarizes the allocation of the total purchase price of approximately $110.7 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$3,000
Accounts receivable	17,138
Inventory	9,229
Other current assets	210
Property, plant, and equipment	1,149
Customer lists	46,667
Intellectual property	8,245
Non-compete agreement	661
Lease right of use assets	2,129
Goodwill	35,628
Total assets acquired	124,056
Accounts payable	(1,103)
Accrued expenses	(7,092)
Lease liabilities	(2,129)
Total liabilities assumed	(10,324)
Total assets acquired, net of liabilities assumed	113,732
Less: cash acquired	(3,000)
Purchase price, net of cash acquired	$110,732

Acquisition costs associated with the transaction were approximately $600 thousand charged to expense during the twelve months ended December 31, 2024. These costs were primarily for legal, due diligence, and valuation services, and are reflected on the face of the consolidated statement of comprehensive income.

The amount of revenue and pre-tax income of AJR recognized since the acquisition date, which is included in the consolidated statement of comprehensive income for the twelve months ended December 31, 2024, was approximately $53.8 million and $12.0 million, respectively.

100% of the goodwill related to the AJR acquisition is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of AJR and the significant synergies expected to arise after the acquisition.

Welch Fluorocarbon

On July 15, 2024, the Company purchased 100% of the outstanding shares of common stock of Welch Fluorocarbon, Inc., (“Welch”) pursuant to a stock purchase agreement and related agreements, for an aggregate purchase price of $34.6 million in cash, plus up to an additional $6.0 million based upon the achievement of certain EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) targets of Welch for each of the 12-month periods ended December 31, 2024, 2025, and 2026. The contingent consideration has a fair value of approximately $800 thousand as of the opening balance sheet. The purchase price was subject to an adjustment based upon Welch’s working capital at closing, the assumption by the sellers of certain liabilities and a final working capital adjustment which together resulted in a decrease in the purchase price of approximately $200 thousand. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

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

The following table summarizes the allocation of the total purchase price of approximately $35.2 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$3,817
Accounts receivable	1,506
Inventory	1,969
Other current assets	115
Property, plant, and equipment	824
Customer lists	4,209
Intellectual property	9,707
Non-compete agreement	186
Lease right of use assets	166
Goodwill	17,135
Total assets acquired	39,634
Accounts payable	(215)
Accrued expenses	(215)
Lease liabilities	(166)
Total liabilities assumed	(596)
Total assets acquired, net of liabilities assumed	39,038
Less: cash acquired	(3,817)
Net assets acquired, net of cash acquired	$35,221

Acquisition costs associated with the transaction were approximately $281 thousand charged to expense during the twelve months ended December 31, 2024. These costs were primarily for legal and valuation services and are reflected on the face of the consolidated statement of comprehensive income.

The amount of revenue and pre-tax income of Welch recognized since the acquisition date, which is included in the consolidated statement of comprehensive income for the twelve months ended December 31, 2024, was approximately $6.9 million and $0.4 million, respectively.

100% of the goodwill related to the Welch acquisition is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of Welch and the significant synergies expected to arise after the acquisition.

AQF

On August 23, 2024, the Company purchased 100% of the issued and outstanding membership interests of the parent holding companies of AQF Limited, operating as AQF Medical, (“AQF”) pursuant to a share purchase agreement and related agreements, for an aggregate purchase price of €43 million in cash (total purchase price in U.S. Dollars amounted to approximately $48.0 million). The purchase price was subject to an adjustment based upon AQF’s working capital at closing, the assumption by the sellers of certain liabilities and a final working capital adjustment, which resulted in a net decrease of approximately $300 thousand. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

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

The following table summarizes the allocation of the total purchase price of approximately $47.7 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$3,381
Accounts receivable	2,237
Inventory	1,150
Other current assets	204
Property, plant, and equipment	976
Customer lists	14,206
Intellectual property	2,760
Non-compete agreement	333
Tradename	690
Lease right of use assets	1,723
Equity Method Investment	6,969
Goodwill	22,925
Total assets acquired	57,554
Accounts payable	(1,890)
Accrued expenses	(535)
Deferred taxes	(2,322)
Lease liabilities	(1,723)
Total liabilities assumed	(6,470)
Total assets acquired, net of liabilities assumed	51,084
Less: cash acquired	(3,381)
Purchase price, net of cash acquired	$47,703

Acquisition costs associated with the transaction were approximately $1.5 million charged to expense during the twelve months ended December 31, 2024. These costs were primarily for legal, due diligence, and valuation services and are reflected on the face of the consolidated statement of comprehensive income.

The amount of revenue and pre-tax income of AQF recognized since the acquisition date, which is included in the consolidated statement of comprehensive income for the twelve months ended December 31, 2024, was approximately $6.0 million and $1.0 million, respectively.

None of the goodwill related to the AQF acquisition is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of AQF and the significant synergies expected to arise after the acquisition.

Pro-forma statements

The following table contains an unaudited pro forma consolidated statement of comprehensive income for the years ended December 31, 2024 and 2023, as if the collective acquisitions of Marble Medical, AJR Enterprises, Welch Fluorocarbon and AQF, had occurred at the beginning of the prior year (in thousands):

	Year Ended December 31,
	2024	2023
	(Unaudited)	(Unaudited)
Sales	$579,564	$505,840
Operating Income	$92,539	$67,966
Net Income	$64,011	$45,151
Earnings per share:
Basic	$8.35	$5.92
Diluted	$8.22	$5.86

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have occurred had all 2024 acquisitions occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information. Pro-forma adjustments include depreciation adjustments on fixed asset step up/down; inventory step-up; amortization of intangibles; and estimated interest expense.

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

The following table summarizes the allocation of consideration paid to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$2,840
Accounts receivable	2,299
Inventory	2,410
Other current assets	213
Property, plant, and equipment	5,704
Customer lists	2,925
Intellectual property	2,127
Non-compete agreement	259
Lease right of use assets	289
Other assets	41
Goodwill	7,140
Total assets acquired	$26,247
Accounts payable	(772)
Accrued expenses	(668)
Income taxes	(66)
Deferred taxes	(449)
Lease liabilities	(289)
Total liabilities assumed	(2,244)
Total assets acquired, net of liabilities assumed	24,003
Less: cash acquired	(2,840)
Purchase price, net of cash acquired	$21,163

Acquisition costs associated with the transaction were approximately $789 thousand, of which $759 thousand was charged to expense in the year ended December 31, 2022. These costs were primarily for legal, investment banking, and valuation services, as well as stamp duty filings and are reflected on the face of the consolidated statement of comprehensive income.

The amount of revenue and net income of Advant recognized since the acquisition date, which is included in the consolidated statement of comprehensive income for the year ended December 31, 2022, was approximately $20.0 million and $2.4 million, respectively.

None of the goodwill related to the Advant acquisition is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of Advant and the significant synergies expected to arise after the acquisition.

Pro-forma statements

The following table contains an unaudited pro forma consolidated statement of comprehensive income for the year ended December 31, 2022, as if the Advant acquisition had occurred at the beginning of 2022 (in thousands):

Year Ended
December 31, 2022
(Unaudited)
Sales	$358,196
Operating Income	$56,321
Net income	$42,311
Earnings per share:
Basic	$5.59
Diluted	$5.52

The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have occurred had the acquisition occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information. Pro-forma adjustments include depreciation adjustments on fixed asset step up/down; inventory step-up; amortization of intangibles; and estimated interest expense.

(3)	Equity Method Investment

In conjunction with the acquisition of AQF, the Company became 50% owners of the equity interest in AQF Asia PTE Ltd., located in Singapore (“AQF Asia”). While the Company owns 50% of the equity interest of AQF Asia and does have significant influence over the entity, the Company has concluded that it does not have control of AQF Asia due to certain veto rights held by the other joint venture partner with regards to management decision making.

As a result, the Company accounts for its ownership interest in AQF Asia following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at fair value and then increased or decreased by recording its percentage of gain or loss in the consolidated statement of comprehensive income and a corresponding change to the carrying value of the asset. The initial fair value of this equity method investment was approximately $7.0 million. The following table provides a roll-forward of the equity method investment for the year ended December 31, 2024:

Year Ended December 31, 2024
Acquired in AQF Medical acquistion	$6,969
Dividend distribution	(250)
50% share of AQF Asia net income	129
Amortization of basis differences	(40)
Equity Method Investment	$6,808

(4)	Revenue Recognition

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to our customers (in thousands) (See Note 20 for further information regarding net sales by market):

	Years Ended December 31,
	2024	2023	2022
Net sales of:
Products	$491,382	$391,460	$342,742
Tooling and Machinery	8,320	3,468	6,307
Engineering services	4,719	5,144	4,743
Total net sales	$504,421	$400,072	$353,792

Contract balances

The timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has deferred revenue (contract liabilities) included within “deferred revenue” on the consolidated balance sheet. The following table presents opening and closing balances of contract liabilities for the years ended December 31, 2024, and 2023

(in thousands):

	Contract Liabilities
	Years Ended
	December 31,
	2024	2023

Deferred revenue - beginning of period	$6,616	$4,679
Acquired in business combinations	8	-
Increases due to consideration received from customers	4,439	6,572
Revenue recognized	(6,396)	(4,635)
Deferred revenue - end of period	$4,667	$6,616

Revenue recognized during the years ended December 31, 2024 and 2023 from amounts included in deferred revenue at the beginning of the period was approximately $4.6 million and $2.7 million, respectively.

When invoicing occurs after revenue recognition, the Company has unbilled receivables (contract assets) included within “receivables” on the consolidated balance sheet. The following table presents opening and closing balances of contract assets for the years ended December 31, 2024 and 2023 (in thousands):

	Contract Assets
	Years Ended
	December 31,
	2024	2023

Unbilled Receivables - beginning of period	$114	$270
Increases due to revenue recognized, not invoiced to customers	2,135	3,545
Decreases due to customer invoicing	(2,057)	(3,701)
Unbilled Receivables - end of period	$192	$114

(5)	Supplemental Cash Flow Information

	Years Ended December 31,
	2024	2023	2022
		(in thousands)
Cash paid for:
Interest	$7,893	$3,537	$2,721
Income taxes, net of refunds	12,829	10,568	13,200

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$130	$536	$125
Acquisition date contingent consideration	1,191	-	-
Acquisition date non-competition payments	-	-	350

(6)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	December 31,
	2024	2023
Accounts receivable–trade	$85,562	$65,176
Less allowance for credit losses	(885)	(727)
Receivables, net	$84,677	$64,449

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the years ended December 31, 2024 and 2023 (in thousands):

	Allowance for Credit Losses
	Year Ended December 31,
	2024	2023
Allowance - beginning of period	$727	$733
Provision for expected credit losses	213	15
Amounts written off against the allowance, net of recoveries	(55)	(31)
Recoveries	-	10
Allowance - end of period	$885	$727

(7)	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2024	2023
Raw materials	$65,747	$53,539
Work in process	5,730	7,821
Finished goods	16,059	8,831
Total Inventory	$87,536	$70,191

(8)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023

Opening balance	$113,263	$113,028
Acquired in Marble Medical business combination	2,564	-
Acquired in AJR Enterprises business combination	35,628	-
Acquired in Welch Fluorocarbon business combination	17,135	-
Acquired in AQF business combination	22,925	-
Foreign currency translation	(1,858)	235
Ending balance	$189,657	$113,263

The carrying values of the Company’s definite-lived intangible assets as of December 31, 2024 and 2023 are as follows (in thousands):

December 31, 2024	Customer List	Intellectual Property	Tradename & Brand	Non- Compete	Total
Weighted-average amortization period (years)	20	12.3	13.2	8.8
Gross amount	$129,527	$27,482	$1,013	$6,699	$164,721
Accumulated amortization	(15,655)	(2,401)	(268)	(2,145)	$(20,469)
Net balance	$113,872	$25,081	$745	$4,554	$144,252

December 31, 2023 (a)	Customer List	Intellectual Property	Tradename & Brand	Non- Compete	Total
Weighted-average amortization period (years)	20	12	10.0	9.3
Gross amount	$65,270	$6,767	$367	$5,505	$77,909
Accumulated amortization	(10,932)	(1,114)	(217)	(1,530)	$(13,793)
Net balance	$54,338	$5,653	$150	$3,975	$64,116

(a)	Note – This table has been updated to conform to the current year presentation.

Amortization expense related to intangible assets was approximately $6.7 million, $4.4 million, and $4.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. The estimated remaining amortization expense as of December 31, 2024 is as follows (in thousands):

2025	$9,533
2026	9,530
2027	9,478
2028	9,433
2029	9,404
Thereafter	96,874
Total	$144,252

(9)	Property, Plant and Equipment

Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2024	2023
Land and improvements	$5,759	$4,849
Buildings and improvements	37,895	34,735
Leasehold improvements	11,216	8,226
Machinery & equipment	65,244	58,343
Furniture, fixtures, computers & software	8,314	6,324
Construction in progress	6,506	6,845
Property, plant and equipment	$134,934	$119,322
Accumulated depreciation and amortization	(64,370)	(57,185)
Net property, plant and equipment	$70,564	$62,137

Depreciation and amortization expense of Property, Plant and Equipment for the years ended December 31, 2024, 2023, and 2022 was approximately $8.0 million, $7.0 million, and $7.5 million, respectively.

(10)	Debt

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

The credit facilities under the Third Amended and Restated Credit Agreement consist of a secured term loan to the Company of $125 million and a secured revolving credit facility, under which the Company may borrow up to $150 million. The Third Amended and Restated Credit Facilities mature on June 27, 2029. This maturity date is subject to acceleration and the Company could be subject to additional fees and expenses in certain circumstances should one or more events of default described in the Third Amended and Restated Credit Agreement occur. The secured term loan requires quarterly principal payments of $3,125,000 that commence on December 31, 2024. The proceeds of the Third Amended and Restated Credit Agreement may be used for general corporate purposes, including funding certain acquisitions (see Note 2 for more information regarding this acquisition), as well as certain other permitted acquisitions. The Company’s obligations under the Third Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors and secured by substantially all assets of the Company.

The Third Amended and Restated Credit Facilities call for interest at Secured Overnight Financing Rate (“SOFR”) plus a margin that ranges from 1.25% to 2.25% or, at the discretion of the Company, the bank’s prime rate plus a margin that ranges from .25% to 1.25%. In both cases the applicable margin is dependent upon Company performance. Under the Third Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Third Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.

At December 31, 2024, the Company had approximately $189.4 million in outstanding borrowings under the Third Amended and Restated Credit Agreement, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At December 31, 2024, the weighted average interest rate was approximately 5.9% and the Company was in compliance with all covenants under the Third Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

December 31, 2024
Revolving credit facility	$67,500
Term loan	121,875
Total long-term debt	189,375
Current portion	(12,500)
Long-term debt, excluding current portion	$176,875

Future maturities of long-term debt at December 31, 2024 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
2025	12,500	-	12,500
2026	12,500	-	12,500
2027	12,500	-	12,500
2028	12,500	-	12,500
2029	71,875	67,500	139,375
	$121,875	$67,500	$189,375

(11)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Compensation	$11,290	$8,741
Current portion of contingent consideration	5,250	5,000
Current portion of present value of non-competition payments	1,933	1,888
Accrued rebates	4,260	-
Other	7,677	6,456
	$30,410	$22,085

(12)	Income Tax

The Company’s domestic and foreign net income before provision for income taxes for the years ended December 31, 2024, 2023, and 2022 consists of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022

Domestic	$30,266	$26,545	$34,654
Foreign	42,759	27,357	18,064
Total	$73,025	$53,902	$52,718

The Company’s income tax provision for the years ended December 31, 2024, 2023, and 2022 consists of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current
Federal	$6,841	$6,099	$11,238
State	2,471	1,784	2,309
Foreign	3,449	272	1,863
Total Current	12,761	8,155	15,410
Deferred
Federal	1,044	841	(3,856)
State	230	2	(624)
Foreign	9	(20)	(1)
Total Deferred	1,283	823	(4,481)
Total income tax provision	$14,044	$8,978	$10,929

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Accruals	$753	$603
Tax credits	183	-
Compensation programs	2,202	2,040
Equity-based compensation	928	685
Lease liability	4,306	3,596
Intangible assets	2,558	1,774
Deferred revenue	705	963
Other	12	21
Gross deferred tax assets	11,647	9,682
Valuation allowance	-	-
Net deferred tax assets	11,647	9,682

Deferred tax liabilities:
Excess of book over tax basis of fixed assets	$(2,846)	$(2,839)
Goodwill	(4,975)	(3,095)
Right of use asset	(4,175)	(3,481)
Intangible assets	(2,882)	-
Inventory capitalization	(65)	(88)
Total deferred tax liabilities	(14,943)	(9,503)
Net long-term deferred tax assets (liabilities)	$(3,296)	$179

The amounts recorded as deferred tax assets as of December 31, 2024 and 2023 represent the amount of tax benefits of existing deductible temporary differences that are more likely than not to be realized through the generation of sufficient future taxable income. The Company had gross deferred tax assets of approximately $11.6 million on December 31, 2024, that it believes are more likely than not to be realized. Management reviews the recoverability of deferred tax assets during each reporting period.

The actual tax provision for the years presented differs from that derived from using a U.S federal statutory rate of 21% to income before income tax expense as follows:

	Years Ended December 31,
	2024	2023	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
State taxes, net of federal tax benefit	3.0	2.7	3.2
Tax credits	(0.3)	(0.1)	(0.7)
Return to provision adjustments	0.3	(3.2)	-
Foreign rate differential	(7.7)	(9.3)	(3.7)
GILTI impact	1.6	4.5	0.8
FDII impact	(0.5)	(0.7)	-
Excess tax benefits on equity awards	(1.8)	(1.9)	(0.6)
162m limitations	2.7	1.9	0.8
Other	0.9	1.8	(0.1)
Effective tax rate	19.2%	16.7%	20.7%

The Company’s foreign subsidiary earnings are subject to current U.S. taxation under the Tax Cuts and Jobs Act of 2017, which also repealed U.S. taxation on the subsequent repatriation of those earnings. The Company intends to repatriate substantially all of its future foreign subsidiary earnings.  The repatriation of earnings outside of the U.S. generally does not represent a material net tax impact to the Company. The withholding taxes associated with the Company’s earnings in the Dominican Republic are fully creditable against the Company US tax liability and therefore do not produce any incremental tax consequences.  The earnings of the Company’s other foreign subsidiaries, and therefore the withholding taxes associated with those earnings, are not material for the year ended December 31, 2024.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as in Ireland and Costa Rica.  It currently does not have a local filing obligation with respect to its subsidiaries in the Dominican Republic.  The Company has been audited by the following states: income tax returns filed in Michigan which have been audited through 2004, income tax returns filed in Massachusetts which have been audited through 2021, income tax returns filed in Florida which have been audited through 2019, income tax returns filed in New Jersey which have been audited through 2012, income tax returns in Colorado which have been audited through 2017, income tax returns in Iowa which have been audited  through 2019, and income tax returns in Illinois which have been audited through 2021. Federal and state tax returns for the years 2021 through 2023 remain open to examination by the IRS and various state jurisdictions.  The Company’s non-US tax returns in Ireland and Costa Rica remain open for the years 2020 through 2023.

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

	December 31,
	2024	2023
Gross UTB balance at beginning of fiscal year	$670	$-
Gross increases - tax positions of prior years	106	670
Settlement of tax positions	(776)	-
Gross UTB balance at end of fiscal year	$-	$670

As of December 31, 2024, the Company had recorded zero unrecognized tax benefits. The Company closed audits with the IRS and the state of Massachusetts during the year and reduced previously recorded uncertain tax benefits to zero as a result of closing those audits. For the year ended December 31, 2023, the Company recorded an uncertain tax benefit of $670 thousand related to disputed research credits taken in prior year’s federal tax returns. The audit was completed and closed in 2024 and, accordingly the amount was paid, and the liability was satisfied. The Company’s policy is to record interest and penalties on uncertain tax benefits in income tax expense.

(13)	Net Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Basic weighted average common shares outstanding during the year	7,668	7,624	7,564
Weighted average common equivalent shares due to stock options and restricted stock units	117	77	99
Diluted weighted average common shares outstanding during the year	7,785	7,701	7,663

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

For the years ended December 31, 2024, 2023, and 2022, the number of stock awards excluded from the computation was 2,958, 4,218, and 9,867, respectively.

(14)	Share-Based Compensation

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

Through December 31, 2024, 1,384,054 shares of common stock were issued under the 2003 Incentive Plan, none of which have been restricted. An additional 79,447 shares are being reserved for outstanding grants of RSUs and other share-based compensation that are subject to various performance and time-vesting contingencies. The Company has also granted awards in the form of stock options under this Plan. Through December 31, 2024, 192,935 options were granted and 7,935 options are outstanding. At December 31, 2024, 692,845 shares or options are available for future issuance in the 2003 Incentive Plan.

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

Through December 31, 2024, 407,980 options were granted, and 64,997 options are outstanding. For the year ended December 31, 2024, 1,380 RSUs are reserved for outstanding grants of RSUs and 119,687 shares remain available to be issued under the Director Plan.

Share-based compensation

Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Share-based compensation is included in selling, general & administrative expenses as follows (in thousands):

	Years Ended December 31,
Share-based compensation related to:	2024	2023	2022
Common stock grants	$400	$400	$400
Stock option grants	485	432	263
RSUs	5,957	3,809	2,545
Total share-based compensation	$6,842	$4,641	$3,208

The total income tax benefit recognized in the consolidated statements of comprehensive income for share-based compensation arrangements was approximately $2.4 million, $2.2 million, and $1.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Common stock grants

The compensation expense for common stock granted during the three-year period ended December 31, 2024, was determined based on the market price of the shares on the date of grant.

Stock option grants

The compensation expense for stock options granted during the three-year period ended December 31, 2024, was determined as the fair value of the options using the Black Scholes valuation model. The range of assumptions are noted as follows:

	Years Ended December 31,
	2024	2023	2022
Expected volatility	39.7%	36.6% - 40.6%	34.7%
Expected dividends	None	None	None
Risk-free interest rate	4.3%	3.6% - 3.9%	2.9%
Exercise price	$260.92	$111.54 - $167.98	$77.28
Expected term (years)	6.3	6.2 - 6.8	6.2
Weighted-average grant date fair value	$121.61	$37.81 - $71.17	$30.37

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

The following is a summary of stock option activity for the year ended December 31, 2024:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding December 31, 2023	78,488	$57.14
Granted	2,958	260.92
Exercised	(8,214)	41.35
Outstanding December 31, 2024	73,232	$67.15	4.86	$13,037
Exercisable at December 31, 2024	66,306	$55.85	4.76	$12,510
Vested and expected to vest at December 31, 2024	73,232	$67.15	4.86	$13,037

During the years ended December 31, 2024, 2023, and 2022, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $1.5 million, $3.0 million, and $1.2 million, respectively, and the amount of consideration received from the exercise of these options was approximately $0.2 million, $0.7 million, and $0.4 million, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the years ended December 31, 2024, 2023 and 2022, 653 shares, 861 shares and 1,876 shares were redeemed for this purpose at an average market price of $162.93, $127.05 and $95.82, respectively.

RSUs

The Company grants RSUs to its directors, executive officers and employees. The stock unit awards are subject to various time-based vesting requirements, and certain portions of these awards are subject to performance criteria of the Company. Compensation expense on these awards is recorded based on the fair value of the award at the date of grant, which is equal to the Company’s closing stock price, and is charged, to expense ratably over the requisite service period for time-based awards, and to expense utilizing the accelerated attribution method for performance-based awards. No compensation expense is taken on awards that do not become vested, and the amount of compensation expense recorded is adjusted based on management’s determination of the probability that these awards will become vested.

The following table summarizes informa‐tion about stock unit award activity during the year ended December 31, 2024:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2023	95,693	$64.82
Awarded	36,311	174.80
Shares vested	(50,582)	79.53
Forfeitures	(595)	137.96
Outstanding at December 31, 2024	80,827	$98.79

At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the years ended December 31, 2024, 2023 and 2022, 21,914 shares, 20,457 shares and 19,425 shares were redeemed for this purpose at an average market price of $216.80, $117.95 and $67.05, respectively.

The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2024, vest (in thousands):

	Restricted Stock Units	Options	Total
2025	$3,807	$174	$3,981
2026	1,481	-	1,481
2027	116	-	116
Total	$5,404	$174	$5,578

(15)	Leases

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

ROU assets and lease liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Operating lease ROU assets	$16,056	$13,437
Finance lease ROU assets	92	151
Total ROU assets	$16,148	$13,588

Operating lease liabilities - current	$4,165	$3,162
Finance lease liabilities - current	61	60
Total lease liabilities - current	$4,226	$3,222

Operating lease liabilities - long-term	$12,398	$10,719
Finance lease liabilities - long-term	34	96
Total lease liabilities - long-term	$12,432	$10,815

	Year Ended
	December 31,
	($ in thousands)
	2024	2023
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$86	$60
Interest on lease liabilities	5	4
Operating lease cost	3,851	3,132
Variable lease cost	329	324
Short-term lease cost	190	68
Total lease cost	$4,461	$3,588

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,784	$2,979
Financing cash flows from finance leases	73	63

ROU assets obtained in exchange for lease liabilities	$4,900	$2,492

Weighted-average remaining lease term (years):
Finance	1.54	2.54
Operating	4.27	4.42
Weighted-average discount rate:
Finance	2.12%	2.11%
Operating	4.97%	3.42%

The aggregate future lease payments for leases as of December 31, 2024 were as follows (in thousands):

	December 31, 2024
	Operating (a)	Finance
2025	$4,207	$63
2026	3,829	28
2027	3,422	6
2028	2,327	-
2029	1,537	-
Thereafter	4,017	-
Total lease payments	19,339	97
Less: Interest	(2,776)	(2)
Present value of lease liabilities	$16,563	$95

(a)	Future operating lease payments have not been reduced by minimum sublease rentals of approximately $1.4 million due in the future under non-cancelable subleases.

Rent expense amounted to approximately $3.7 million, $2.9 million, and $2.6 million in 2024, 2023, and 2022, respectively.

(16)	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Accrued contingent consideration (earn-out)	$4,989	$8,096
Present value of non-competition payments	4,938	6,586
Other	1,217	499
	$11,144	$15,181

(17)	Commitments and Contingencies

(a)

Legal – From time to time, the Company may be a party to various suits, claims and complaints arising in the ordinary course of business. In the opinion of management , these suits, claims and complaints should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.

(b)

Contingent Consideration – In connection with the acquisitions of Welch and Marble in 2024, and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. Also, in connection with the DAS Medical and Advant Medical acquisitions, the Company incurred a liability for contingent consideration related to the present value of non-competition payments. We re-measure contingent liabilities each reporting period and record changes in fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, useful life, or probability of achieving clinical, regulatory, or revenue-based milestones could result in different purchase price allocations and recognized amortization expense and contingent consideration expense or benefit in current and future periods.

(18)	Employee Benefit Plans

The Company maintains 401(k) and profit-sharing plans for eligible employees. Contributions to the Plans are made in the form of matching contributions to employee 401(k) deferrals. Contributions to the Plan were approxi‐mately $1.6 million, $1.3 million, and $0.7 million for the years 2024, 2023, and 2022, respectively.

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

The compensation withheld from Plan participants, together with gains or losses determined by the participants’ deferral elections is reflected as a deferred compensation obligation to participants and is classified within the liabilities section in the accompanying balance sheets. At December 31, 2024 and 2023, the balance of the deferred compensation liability totaled approximately $6.2 million and $5.4 million, respectively. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are classified within the other assets section of the accompanying balance sheets and are accounted for based on the underlying cash surrender values of the policies and totaled approximately $6.2 million and $5.3 million as of December 31, 2024 and 2023, respectively.

(19)	Fair Value of Financial Instruments

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

Level 3	December 31, 2024	December 31, 2023
Purchase price contingent consideration (Note 2):
Accrued contingent consideration (earn-out)	$10,239	$13,096
Present value of non-competition payments	6,871	8,474
Total contingent consideration	$17,110	$21,570

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) (in thousands):

December 31, 2022	$24,611
Fair value measurement adjustments	3,765
Payments	(6,806)
December 31, 2023	$21,570
Fair value of earnouts from acquisitions	1,191
Fair value measurement adjustments	1,155
Payments	(6,806)
December 31, 2024	$17,110

Significant unobservable inputs include revenue and EBITDA projections and risk-free discount rates.

In connection with the acquisitions of Welch and Marble in 2024, and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the Welch, Marble and the DAS Medical acquisitions are up to $6 million, $500 thousand and $20 million, respectively. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $800 thousand, $400 thousand and $5.2 million for the Welch, Marble and the DAS Medical acquisitions, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. The fair value of the liability for the contingent consideration payments recognized at December 31, 2024 totaled approximately $10.2 million out of the remaining potential payments of $14.5 million. The change in fair value of contingent consideration for the acquisitions is included in change in fair value of contingent consideration in the consolidated statements of comprehensive income.

Also in connection with the DAS Medical and Advant Medical acquisitions, the Company entered into Non-Competition Agreements with the beneficiaries (certain previous owners of DAS and Advant) and the Company has agreed to pay additional consideration to the parties to the Non-Competition Agreements, including an aggregate of $10.0 million in payments over the ten years following the closing of the DAS Medical acquisition for the 10-year noncompetition covenants of certain key owners and an aggregate of €375 thousand in payments over the three years following the third anniversary of the closing of the Advant Medical acquisition for the 5-year noncompetition covenants of the owner. The Company paid approximately $1.8 million during 2024 related to non-competition agreements. The present value of the Non-Competition Agreements at December 31, 2024 totaled approximately $6.9 million. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period.

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

(20)	Segment Data

The Company consists of a single operating and reportable segment and uses consolidated net income as its measure of segment profit and loss. The chief operating decision maker of the Company is the Chairman and Chief Executive Officer (CEO). The Chairman and CEO reviews consolidated operating results to make decisions about how to allocate resources to the segment and assess its performance as a whole. The Company has identified the following significant segment expenses (SSEs) due to their relevance to the overall consolidated operating results (in thousands):

	Years Ended December 31,
	2024	2023	2022
Net sales from external customers	$504,421	$400,072	$353,792

Significant segment expenses:
Materials	219,755	181,434	160,314
Salaries and Benefits	133,984	103,387	96,386
Depreciation and amortization	14,715	11,407	11,886
Interest expense, net	8,061	3,645	2,763
Other segment items (a)	54,881	46,297	29,725
Income before income tax provision	73,025	53,902	52,718
Income tax provision	14,044	8,978	10,929

Segment net income	$58,981	$44,924	$41,789

Segment total assets (b)	$628,995	$404,136

(a)	Other segment items include (production overhead, stock compensation, professional fees, and other SG&A expenses)
(b)	See Consolidated Balance Sheet for details

Information about Geographic Areas

Net sales shipped to customers outside of the United States comprised approximately 16.7%, 20.8%, and 17.5% of the Company’s consolidated net sales for the years ended December 31, 2024, 2023, and 2022, respectively. Approximately 21.3% of all long-lived assets are located outside of the United States.

Information about Major Customers

Net sales to two customers comprised approximately 28.8% and 15.4%, respectively, of the Company’s consolidated net sales for the year ended December 31, 2024. Net sales to one customer comprised approximately 28.1% of the Company’s consolidated net sales for the year ended December 31, 2023. Net sales to one customer comprised approximately 21.5% of the Company’s consolidated net sales for the year ended December 31, 2022.

On December 31, 2024, one customer represented approximately 34.0% of gross accounts receivable. On December 31, 2023, two customers represented approximately 16.5% and 12.2%, respectively, of gross accounts receivable.

The Company’s products are primarily sold to customers within the Medical, Aerospace & Defense, Industrial/Other markets, and Automotive markets. Net sales by market for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	2024		2023		2022
Market	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$450,767	89.4%	$346,355	86.6%	$286,180	80.9%
Aerospace & Defense	20,419	4.0%	16,990	4.2%	15,328	4.3%
Industrial/Other	18,138	3.6%	20,027	5.0%	34,797	9.9%
Automotive	15,097	3.0%	16,700	4.2%	17,487	4.9%
Net Sales	$504,421	100.0%	$400,072	100.0%	$353,792	100.0%

(21)	Quarterly Financial Information (unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share data):

2024	Q1	Q2	Q3	Q4
Net sales	$105,009	$110,177	$145,165	$144,070
Gross profit	30,083	33,031	41,523	42,056
Net income	12,693	13,552	16,361	16,375
Basic net income per share	1.66	1.77	2.13	2.13
Diluted net income per share	1.64	1.75	2.11	2.10

2023	Q1	Q2	Q3	Q4
Net sales	$97,753	$100,037	$100,784	$101,498
Gross profit	28,701	29,645	27,750	26,129
Net income	9,739	11,883	11,694	11,607
Basic net income per share	1.28	1.56	1.53	1.52
Diluted net income per share	1.27	1.55	1.52	1.51

2022	Q1	Q2	Q3	Q4
Net sales	$71,242	$94,343	$96,970	$91,237
Gross profit	17,134	24,324	25,523	23,279
Net income	4,858	8,929	19,540	8,462
Basic net income per share	0.64	1.18	2.58	1.12
Diluted net income per share	0.64	1.17	2.56	1.10

Schedule II

UFP TECHNOLOGIES, INC.

Consolidated Financial Statement Schedule

Valuation and Qualifying Accounts

Years ended December 31, 2024, 2023, and 2022

Accounts receivable, allowance for credit losses:

	2024	2023	2022
Balance at beginning of year	$727	$733	$519
Provision for bad debt	213	15	293
Write-offs, net of recoveries	(55)	(21)	(40)
Sale of Molded Fiber business	-	-	(39)
Balance at end of year	$885	$727	$733