Form 10-Q
period 2025-03-31
UFP TECHNOLOGIES INC
filed 2025-05-12
CIK 914156

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     MARCH 31, 2025

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

Yes ☐ No ☒

7,706,825 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of May 7, 2025.

UFP Technologies, Inc.

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$14,028	$13,450
Receivables, net	93,779	84,677
Inventories	89,839	87,536
Prepaid expenses and other current assets	5,100	4,303
Refundable income taxes	3,140	4,979
Total current assets	205,886	194,945
Property, plant and equipment, net	71,506	70,564
Goodwill	190,558	189,657
Intangible assets, net	142,668	144,252
Non-qualified deferred compensation plan	6,395	6,174
Right of use assets	15,259	16,148
Deferred income taxes	72	-
Equity method investment	6,849	6,808
Other assets	3,449	447
Total assets	$642,642	$628,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,702	$24,269
Accrued expenses	28,563	30,410
Deferred revenue	4,794	4,667
Lease liabilities	4,125	4,226
Income taxes payable	190	223
Current portion of long-term debt	12,500	12,500
Total current liabilities	79,874	76,295
Long-term debt, excluding current installments	170,250	176,875
Deferred income taxes	4,917	3,296
Non-qualified deferred compensation plan	6,441	6,193
Lease liabilities	11,668	12,432
Other liabilities	8,818	11,144
Total liabilities	281,968	286,235
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,736,384 and 7,706,825 shares issued and outstanding, respectively, at March 31, 2025; 7,706,344 and 7,676,785 shares issued and outstanding, respectively, at December 31, 2024	77	77
Additional paid-in capital	39,339	40,934
Retained earnings	323,685	306,501
Accumulated other comprehensive loss	(1,840)	(4,165)
Treasury stock at cost, 29,559 shares at March 31, 2025 and 29,559 shares at December 31, 2024	(587)	(587)
Total stockholders’ equity	360,674	342,760
Total liabilities and stockholders' equity	$642,642	$628,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$148,148	$105,009
Cost of sales	105,997	74,926
Gross profit	42,151	30,083
Selling, general & administrative expenses	18,725	13,912
Acquisition costs	37	-
Change in fair value of contingent consideration	263	238
Loss on disposal of property, plant & equipment	-	9
Operating income	23,126	15,924
Interest expense, net	2,809	631
Other expense (income)	36	(42)
Income before income tax expense	20,281	15,335
Income tax expense	3,097	2,642
Net income	$17,184	$12,693

Net income per share:
Basic	$2.24	$1.66
Diluted	$2.21	$1.64
Weighted average common shares outstanding:
Basic	7,688	7,651
Diluted	7,776	7,737

Comprehensive Income
Net Income	$17,184	$12,693
Other comprehensive income (loss) :
Foreign currency translation gain (loss)	2,325	(584)
Other comprehensive gain (loss)	2,325	(584)
Comprehensive income	$19,509	$12,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three Months Ended March 31, 2025
					Accumulated
			Additional		other			Total
	Common Stock		Paid-in	Retained	comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity
Balance at December 31, 2024	7,677	$77	$40,934	$306,501	$(4,165)	30	$(587)	$342,760
Share-based compensation	42	-	2,212	-	-	-	-	2,212
Exercise of stock options net of shares presented for exercise	6	-	107	-	-	-	-	107
Net share settlement of RSU's	(18)	-	(3,914)	-	-	-	-	(3,914)
Other comprehensive income	-	-	-	-	2,325	-	-	2,325
Net income	-	-	-	17,184	-	-	-	17,184
Balance at March 31, 2025	7,707	$77	$39,339	$323,685	$(1,840)	30	$(587)	$360,674

Three Months Ended March 31, 2024
					Accumulated
			Additional		other			Total
	Common Stock		Paid-in	Retained	comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	income	Shares	Amount	Equity
Balance at December 31, 2023	7,640	$76	$38,814	$247,520	$268	30	$(587)	$286,091
Share-based compensation	48	1	1,512	-	-	-	-	1,513
Exercise of stock options net of shares presented for exercise	4	-	54	-	-	-	-	54
Net share settlement of RSU's	(22)	-	(4,751)	-	-	-	-	(4,751)
Other comprehensive income	-	-	-	-	(584)	-	-	(584)
Net income	-	-	-	12,693	-	-	-	12,693
Balance at March 31, 2024	7,670	$77	$35,629	$260,213	$(316)	30	$(587)	$295,016

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$17,184	$12,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,634	2,999
Loss on disposal of property, plant & equipment	-	9
Share-based compensation	2,212	1,513
Change in fair value of contingent consideration	263	238
Equity method investment net earnings	(41)	-
Deferred income taxes	1,443	591
Changes in operating assets and liabilities:
Receivables, net	(8,904)	3,120
Inventories	(2,204)	(3,751)
Prepaid expenses and other current assets	(790)	(752)
Other assets	(2,334)	261
Accounts payable	5,284	1,428
Accrued expenses	(1,922)	(5,597)
Deferred revenue	124	(2,089)
Income taxes payable	1,801	1,401
Non-qualified deferred compensation plan and other liabilities	(2,940)	(1,410)
Net cash provided by operating activities	13,810	10,654
Cash flows from investing activities:
Additions to property, plant, and equipment	(2,817)	(1,732)
Net cash used in investing activities	(2,817)	(1,732)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	9,000	7,000
Payments on revolving line of credit	(12,500)	(3,000)
Principal payments of long-term debt	(3,125)	(2,000)
Payment of contingent consideration	(250)	-
Principal payments on finance lease obligations	(16)	(20)
Proceeds from the exercise of stock options	107	54
Payment of statutory withholdings for restricted stock units vested	(3,914)	(4,751)
Net cash used in financing activities	(10,698)	(2,717)
Effect of foreign currency exchange rates on cash and cash equivalents	283	(96)
Net increase in cash and cash equivalents	578	6,109
Cash and cash equivalents at beginning of period	13,450	5,263
Cash and cash equivalents at end of period	$14,028	$11,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024, included in the Company's 2024 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

The condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three-month period ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2025.

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

Pro-forma statements

The following table contains an unaudited pro forma consolidated statement of comprehensive income for the three-month period ended March 31, 2024, as if the collective acquisitions of Marble Medical, AJR Enterprises, Welch Fluorocarbon and AQF had occurred at the beginning of the period (in thousands):

Three-month period ended
March 31, 2024
(Unaudited)
Sales	$135,161
Operating Income	$19,304
Net Income	$13,322
Earnings per share:
Basic	$1.74
Diluted	$1.72

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

As a result, the Company accounts for its ownership interest in AQF Asia following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at fair value and then increased or decreased by recording its percentage of profit or loss in the consolidated statement of comprehensive income and a corresponding change to the carrying value of the asset. The initial fair value of this equity method investment was approximately $7.0 million. The following table provides a roll-forward of the equity method investment for the period ended March 31, 2025:

Three-month period ended
March 31, 2025
Equity Method Investment - December 31, 2024	$6,808
50% share of AQF Asia net income	71
Amortization of basis differences	(30)
Equity Method Investment - March 31, 2025	$6,849

(4)	Revenue Recognition

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands) (See Note 13 for further information regarding net sales by market):

	Three Months Ended
	March 31,
Net sales of:	2025	2024
Products	$145,100	$99,838
Tooling and Machinery	1,498	4,291
Engineering services	1,550	880
Total net sales	$148,148	$105,009

Contract Balances

The timing of revenue recognition may differ from the time of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Contract Liabilities
	Three Months Ended March 31,
	2025	2024
Deferred revenue - beginning of period	$4,667	$6,616
Increases due to consideration received from customers	2,137	754
Revenue recognized	(2,010)	(2,843)
Deferred revenue - end of period	$4,794	$4,527

Revenue recognized during the three-month periods ended March 31, 2025 and 2024 from amounts included in deferred revenue at the beginning of the period were approximately $1.5 million and $2.7 million, respectively.

When invoicing occurs after revenue recognition, the Company has contract assets, included within “receivables, net” on the condensed consolidated balance sheets.

The following table presents opening and closing balances of contract assets for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Contract Assets
	Three Months Ended March 31,
	2025	2024
Unbilled Receivables - beginning of period	$192	$114
Increases due to revenue recognized, not invoiced to customers	1,094	537
Decreases due to customer invoicing	(637)	(381)
Unbilled Receivables - end of period	$649	$270

(5)	Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Cash paid for:
Interest	$2,796	$619
Income taxes, net of refunds	(468)	-

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$89	$105

(6)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accounts receivable–trade	$94,821	$85,562
Less allowance for credit losses	(1,042)	(885)
Receivables, net	$93,779	$84,677

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

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the three months ended March 31, 2025 and 2024 (in thousands):

	Allowance for Credit Losses
	Three Months Ended March 31,
	2025	2024
Allowance - beginning of period	$885	$727
Provision (adjustment) for expected credit losses	157	(51)
Amounts written off against the allowance	-	(16)
Allowance - end of period	$1,042	$660

(7)	Fair Value of Financial Instruments

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

The following table presents the fair value and hierarchy levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

	March 31, 2025	December 31, 2024
Level 3
Purchase price contingent consideration:
Accrued contingent consideration (earn-out)	$10,252	$10,239
Present value of non-competition payments	$5,179	$6,871

In connection with the acquisitions of Welch and Marble in 2024, and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the Welch, Marble and the DAS Medical acquisitions are up to $6 million, $500 thousand and $20 million, respectively. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $800 thousand, $400 thousand and $5.2 million for the Welch, Marble and the DAS Medical acquisitions, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. The Company paid approximately $0.3 million during the three months ended March 31, 2025, related to contingent consideration. The fair value of the liability for the contingent consideration payments recognized at March 31, 2025 totaled approximately $10.3 million out of the remaining potential payments of $14.3 million. The change in fair value of contingent consideration for the acquisitions is included in change in fair value of contingent consideration in the consolidated statements of comprehensive income.

The Company entered into Non-Competition Agreements with certain previous owners of DAS Medical and Advant Medical which includes, an aggregate of $10.0 million in payments to certain previous owners of DAS Medical over a ten year period, and an aggregate of €375 thousand in payments to the previous owner of Advant Medical over a three year period. The Company paid approximately $1.7 million during the three months ended March 31, 2025, related to non-competition agreements. The present value of the Non-Competition Agreements at March 31, 2025 totaled approximately $5.2 million. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period.

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2024. The compensation cost charged against income for those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended
	March 31,
Share-based compensation related to:	2025	2024
Common stock grants	$100	$100
Stock option grants	108	113
Restricted Stock Unit Awards ("RSUs")	2,004	1,300
Total share-based compensation	$2,212	$1,513

The total income tax benefit recognized in the condensed consolidated statements of comprehensive income for share-based compensa‐tion arrangements was approximately $1.2 million and $1.1 million for the three-month periods ended March 31, 2025 and 2024, respectively.

Common Stock Grants

The compensation expense for common stock granted during the three-month period ended March 31, 2025, was determined based on the market price of the shares on the date of grant.

Stock Option Grants

The following is a summary of stock option activity under all plans for the three-month period ended March 31, 2025:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	73,232	$67.15
Granted	-	-
Exercised	(7,024)	45.26
Outstanding at March 31, 2025	66,208	$69.47	4.57	$8,931
Exercisable at March 31, 2025	63,250	$60.51	4.35	$8,931
Vested and expected to vest at March 31, 2025	66,208	$69.47	4.57	$8,931

During the three-month periods ended March 31, 2025 and 2024, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $1.5 million and $652 thousand, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $318 thousand and $160 thousand, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the three-month period ended March 31, 2025, 748 shares were surrendered at an average market price of $282.42. During the three-month period ended March 31, 2024, 653 shares were surrendered at an average market price of $162.93.

Restricted Stock Unit awards

The following table summarizes information about RSU activity during the three-month period ended March 31, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	80,827	$98.79
Awarded	48,816	261.64
Shares vested	(41,916)	114.38
Shares forfeited	(1,396)	135.94
Outstanding at March 31, 2025	86,331	$146.01

At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the three-month periods ended March 31, 2025 and 2024, 18,142 and 21,914 shares were surrendered at an average market price of $215.60 and $216.80, respectively.

As of March 31, 2025, the Company had approximately $16.0 million of unrecognized compensation expense that is expected to be recognized over a period of 3 years.

(9)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	March 31,	December 31,
	2025	2024
Raw materials	$65,336	$65,747
Work in process	6,540	5,730
Finished goods	17,963	16,059
Total inventory	$89,839	$87,536

(10)	Property, Plant and Equipment

Property, plant, and equipment consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Land and improvements	$5,802	$5,759
Buildings and improvements	37,996	37,895
Leasehold improvements	11,890	11,216
Machinery & equipment	66,622	65,244
Furniture, fixtures, computers & software	8,827	8,314
Construction in progress	7,031	6,506
Property, plant and equipment	$138,168	$134,934
Accumulated depreciation and amortization	(66,662)	(64,370)
Net property, plant and equipment	$71,506	$70,564

(11)	Leases

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

ROU assets and lease liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Operating lease ROU assets	$15,182	$16,056
Finance lease ROU assets	77	92
Total ROU assets	$15,259	$16,148

Operating lease liabilities - current	$4,063	$4,165
Finance lease liabilities - current	62	61
Total lease liabilities - current	$4,125	$4,226

Operating lease liabilities - long-term	$11,651	$12,398
Finance lease liabilities - long-term	17	34
Total lease liabilities - long-term	$11,668	$12,432

The components of lease costs for the three-month periods ended March 31, 2025 and 2024 consist of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$15	$24
Interest on lease liabilities	-	2
Operating lease cost	1,097	855
Variable lease cost	79	80
Short-term lease cost	51	35
Total lease cost	$1,242	$996

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,086	$834
Financing cash flows from finance leases	$16	$20

Weighted-average remaining lease term (years):
Finance	1.29	1.84
Operating	4.03	4.00
Weighted-average discount rate:
Finance	2.12%	2.27%
Operating	4.97%	3.73%

The aggregate future lease payments for leases as of March 31, 2025 are as follows (in thousands):

	Operating	Finance
Remainder of 2025	$3,153	$63
2026	3,850	17
2027	3,422	1
2028	2,327	-
2029	1,537	-
Thereafter	4,017	-
Total lease payments	18,306	81
Less: Interest	(2,592)	(2)
Present value of lease liabilities	$15,714	$79

(12)	Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Basic weighted average common shares outstanding	7,688	7,651
Weighted average common equivalent shares due to dilutive restricted stock, stock options and RSUs	88	86
Diluted weighted average common shares outstanding	7,776	7,737

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three-month periods ended March 31, 2025 and 2024, 2,958 and zero stock awards were excluded from the computation of diluted earnings per share for this reason.

(13)	Segment Data

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

	Three months ended March 31,
	2025	2024
Net sales from external customers	$148,148	$105,009

Significant segment expenses:
Materials	61,366	47,722
Salaries and Benefits	43,962	27,390
Depreciation and amortization	4,634	2,999
Interest expense, net	2,809	631
Other segment items (a)	15,096	10,932
Income before income tax provision	20,281	15,335
Income tax provision	3,097	2,642

Segment net income	$17,184	$12,693

Segment total assets (b)	$642,642

(a)	Other segment items include (production overhead, stock compensation, professional fees, and other SG&A expenses)
(b)	See Condensed Consolidated Balance Sheet for details

Information about Geographic Areas

Net sales shipped to customers outside of the United States comprised approximately 17.3%, and 18.4% of the Company’s consolidated net sales for the three months ended March 31, 2025 and 2024, respectively. Approximately 22.1% of all long-lived assets are located outside of the United States.

Information about Major Customers

Net sales to two customers comprised approximately 24.0% and 21.4%, respectively, of the Company’s consolidated net sales for the three months ended March 31, 2025. Net sales to one customer comprised approximately 32.2% of the Company’s consolidated net sales for the three months ended March 31, 2024.

On March 31, 2025, two customers represented approximately 25.4% and 12.9% of gross accounts receivable, respectively. On March 31, 2024, one customer represented approximately 18.4% of gross accounts receivable.

The Company’s products are primarily sold to customers within the Medical and Non-medical markets. Sales by market for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

	Three Months Ended March 31,
	2025		2024 (a)
Market	Net Sales	%	Net Sales	%

Medical	$135,416	91.4%	$90,037	85.7%
Non-medical	12,732	8.6%	14,972	14.3%
Net Sales	$148,148	100.0%	$105,009	100.0%

(a)    Note – This table has been updated to conform to the current year presentation.

(14)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2025 are as follows (in thousands):

Goodwill

December 31, 2024	$189,657
Foreign currency translation	901
March 31, 2025	$190,558

The carrying values of the Company’s definite lived intangible assets as of March 31, 2025 are as follows (in thousands):

March 31, 2025	Customer List	Intellectual Property	Tradename & Brand	Non- Compete	Total
Weighted-average amortization period	20 years	12.3 years	13.2 years	8.7 years
Gross amount	$130,162	$27,664	$1,038	$6,721	$165,585
Accumulated amortization	(17,307)	(2,987)	(289)	(2,334)	$(22,917)
Net balance	$112,855	$24,677	$749	$4,387	$142,668

Amortization expense related to intangible assets was approximately $2.4 million and $1.0 million for the three-month periods ended March 31, 2025 and 2024, respectively. The estimated remaining amortization expense as of March 31, 2025 is as follows (in thousands):

Remainder of 2025	$7,188
2026	9,581
2027	9,528
2028	9,482
2029	9,452
Thereafter	97,437
Total	$142,668

(15)	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued contingent consideration (earn-out)	$5,077	$4,989
Present value of non-competition payments	3,241	4,938
Other	500	1,217
	$8,818	$11,144

(16)	Income Taxes

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 15.3% and 17.2% of income before income tax expense for the three-months ended March 31, 2025 and 2024, respectively.

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

At March 31, 2025, the Company had approximately $182.8 million in outstanding borrowings under the Third Amended and Restated Credit Agreement and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At March 31, 2025, the weighted average interest rate was approximately 5.9% and the Company was in compliance with all covenants under the Third Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

March 31, 2025
Revolving credit facility	$64,000
Term loan	118,750
Total long-term debt	182,750
Current portion	(12,500)
Long-term debt, excluding current portion	$170,250

Future maturities of long-term debt at March 31, 2025 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2025	$9,375	$-	$9,375
2026	12,500	-	12,500
2027	12,500	-	12,500
2028	12,500	-	12,500
2029	71,875	64,000	135,875
	$118,750	$64,000	$182,750

(18)	Subsequent Events

Acquisition of AJR Specialty Products and AJR Custom Foam Products

On April 25, 2025, the Company purchased 100% of the outstanding membership interests of AJR Specialty Products, LLC, (“AJR Specialty”) and AJR Custom Foam Products, LLC, (“AJR Custom Foam”) pursuant to a Securities Purchase Agreement, for an aggregate purchase price of $2.8 million in cash. The purchase price was subject to adjustment based upon AJR’s estimated working capital at closing, and further adjustment when the final working capital is determined. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type. As part of the Securities Purchase Agreement, the Sellers as well as certain restricted parties have agreed not to compete with the Company for a period of seven years.

AJR Specialty and AJR Custom Foam, are both headquartered in St. Charles, IL. AJR Specialty and AJR Custom Foam bring us additional capacity in the growing single-use safe patient handling space, as well as additional expertise in specialty fabrics and foam fabrication.

Acquisition costs associated with the transaction were approximately $28 thousand which was charged to expense in the three- month period ended March 31, 2025. These costs were primarily for legal services, which are included within “Acquisition costs” on the face of the Condensed Consolidated Statements of Comprehensive Income.

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

Investors are cautioned that such forward-looking statements involve risks and uncertainties that could adversely affect the Company’s business and prospects, and otherwise cause actual results to differ materially from those anticipated by such forward-looking statements, or otherwise, including without limitation: our financial condition and results of operations, including risks relating to substantially decreased demand for the Company’s products; risks relating to the potential closure of any of the Company’s facilities or the unavailability of key personnel or other employees; risks that the Company’s inventory, cash reserves, liquidity or capital resources may be insufficient; risks relating to delayed payments by our customers and the potential for reduced or canceled orders; risks related to customer concentration; risks related to global conflict or civil unrest to the efficacy of our manufacturing process; risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our financing arrangements, and whether any available financing may be sufficient to address our needs; risks associated with efforts to shift the Company’s book of business to higher-margin, longer-run opportunities; risks associated with the Company’s entry into and growth in certain markets; risks and uncertainties associated with seeking and implementing manufacturing efficiencies and implementing new production equipment; risks associated with governmental regulations and/or sanctions affecting the import and export of products, including global trade barriers, additional taxes, tariff increases, cash repatriation restrictions, retaliations and boycotts between the U.S. and other countries; risks associated with domestic, regional and global political risks and uncertainties; risks and uncertainties associated with growth of the Company’s business and increases to sales, earnings and earnings per share; risks relating to cybersecurity, including cyber-attacks on the Company’s information technology infrastructure, products, suppliers, customers and partners, and cybersecurity-related regulations; risks associated with our or third-party use of artificial intelligence technologies; risks associated with new product and program launches; risks relating to our performance and the performance of our counterparties under the agreements we have entered into; the risk that our two largest customers, on whom we depend for a substantial portion of our annual revenues, will not purchase the expected volume of goods under the supply agreements we have entered into with them because, among other things, they no longer require the products at all or to the degree they anticipated or because, among other things, Intuitive Surgical SARL, our largest customer, decides to manufacture the products itself or through one of its affiliates it obtains the products from other listed suppliers specified in our agreement; the risk that we will not achieve expected rebates under the applicable supply agreement; and risks relating to our ability to maintain increased levels of production at profitable levels, if at all; or to continue to increase production rates and risks relating to disruptions and delays in our supply chain or labor force. Accordingly, actual results may differ materially.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our current beliefs, estimates and assumptions and are only as of the date of this Report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as the risks and uncertainties discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.

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

Net sales for the Company for the three-month period ended March 31, 2025 increased 41.1% to $148.1 million from $105.0 million in the same period last year, which was primarily attributable to 50.4% growth in sales to the medical market. The medical market sales growth was primarily due to sales from the 2024 acquisitions (See Note 2 for further information regarding the 2024 acquisitions), which collectively contributed approximately $40.7 million in sales during the first quarter. Organic sales growth for the first quarter was 2.3%. Net sales from our largest two customers, Stryker Corporation and Intuitive Surgical SARL, were 24.0% and 21.4% of our total net sales in the three-month period ended March 31, 2025, respectively.

Impact of Tariffs

In 2025, the United States imposed increased tariffs on foreign imports into the United States, including all the countries in which we manufacture goods outside the United States and also the countries in which our customers operate. The tariff policy environment has been and is expected to continue to be dynamic, and we cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or trade relations, including retaliatory trade measures taken by other countries in response to existing or future United States tariffs or other measures.

To date, such tariffs have not had a material direct impact on our business, financial condition or results of operations. However, this is a very dynamic changing environment and tariffs may cause (i) increases in manufacturing costs, (ii) disruptions or delays to our supply chain, (iii) limitations on our ability to sell our products domestically or abroad, and (iv) reductions in sales volumes and gross margins for our products, any of which could negatively affect our business, results of operations and financial condition. We cannot anticipate, for example, whether there will be an adverse impact on demand for our products from customers who are responsible for payment of the tariffs on our shipments.

Results of Operations

Net Sales

Net sales for the three-month period ended March 31, 2025 increased approximately 41.1% to $148.1 million from sales of $105.0 million for the same period in 2024. The increase in net sales is primarily due to increased sales to customers in the medical market of 50.4%, primarily due to sales from the 2024 acquisitions, which collectively contributed approximately $40.7 million in sales during the first quarter. Organic sales growth for the first quarter was 2.3%. Organic growth in the medical market was approximately 5.4% and was fueled by strong sales in the interventional and surgical infection prevention and advanced wound care market segments that more than offset the decline in sales to customers in the robot assisted surgery market segment.

Gross Profit

Gross margin decreased slightly to 28.5% for the three-month period ended March 31, 2025, from 28.6% for the same period in 2024. As a percentage of sales, material and labor costs collectively increased 0.1% and overhead costs increased 0.1%. As anticipated, we had some inefficiency in our newly acquired AJR operations related to onboarding many new direct labor associates. We were able to offset most of it by leveraging fixed overhead costs throughout the company. It is anticipated that the inefficiency at AJR will continue through the second quarter as we continue to onboard new associates.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 34.6% to $18.7 million for the three-month period ended March 31, 2025, from $13.9 million for the same period in 2024, which we primarily attribute to SG&A from the Company’s 2024 acquisitions. As a percentage of sales, SG&A decreased to 12.6% for the three-month period ended March 31, 2025, from 13.2% for the same three-month period in 2024.

Change in fair value of contingent consideration

In connection with the acquisitions of Welch and Marble in 2024, and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the Welch, Marble and the DAS Medical acquisitions are up to $6 million, $500 thousand and $20 million, respectively. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $800 thousand, $400 thousand and $5.2 million for the Welch, Marble and the DAS Medical acquisitions, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. The Company paid approximately $0.3 million during the three months ended March 31, 2025, related to contingent consideration. The fair value of the liability for the contingent consideration payments recognized at March 31, 2025 totaled approximately $10.3 million out of the remaining potential payments of $14.3 million. The change in fair value of contingent consideration for the acquisitions is included in change in fair value of contingent consideration in the consolidated statements of comprehensive income.

Interest expense, net

Net interest expense was approximately $2.8 million and $0.6 million for the three-month periods ended March 31, 2025 and 2024, respectively. The increase in net interest expense for the three-month period ended March 31, 2025 was primarily due to higher debt related to borrowings for the 2024 acquisitions. Interest income was immaterial.

Other expense (income)

Other expense was approximately $36 thousand and other income was approximately $42 thousand for the three months ended March 31, 2025 and 2024, respectively. The changes in other expense/income are primarily generated by equity method investment income in 2025 and foreign currency transaction losses in 2025 and gains in 2024.

Income Taxes

The Company recorded tax expense of approximately 15.3% and 17.2% of income before income tax expense, for each of the three-month periods ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate for the current period as compared to the prior period is largely due to increased discrete tax benefits associated with vested equity and a state tax refund.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the three-month period ended March 31, 2025 was approximately $13.8 million and was primarily a result of net income generated of approximately $17.2 million, depreciation and amortization of approximately $4.6 million, share-based compensation of approximately $2.2 million, a change in the fair value of contingent consideration of approximately $0.3 million, an increase in deferred taxes of approximately $1.4 million, an increase in income taxes payable of approximately $1.8 million due to the timing of payment of tax estimates, and an increase in accounts payable of approximately $5.3 million due to the building of inventory to expected demand and the timing of vendor payments in the ordinary course of business.

These cash inflows and adjustments to income were partially offset by an increase in accounts receivable of approximately $8.9 million resulting primarily from an increase in sales from the last 60 days of Q1 2025 as compared to Q4 2024, an increase in inventory of approximately $2.2 million due to inventory build for upcoming expected demand, an increase in prepaid expenses of approximately $0.8 million primarily due to the payment of current year insurance policies, an increase in other assets of approximately $2.3 million primarily due to the payment of an exclusivity fee on a long term contract, a decrease in accrued expenses of approximately $1.9 million due primarily to the payment of accrued compensation, and a decrease in other long-term liabilities of approximately $2.9 million due primarily to non-compete payments and acquisition holdback payments.

Net cash used in investing activities during the three-month period ended March 31, 2025 was approximately $2.8 million and was primarily the result of additions of manufacturing machinery and equipment and various building improvements across the Company.

Net cash used for financing activities was approximately $10.7 million during the three-month period ended March 31, 2025 and was primarily the result of payments on the revolving line of credit of approximately $12.5 million, principal payments of long-term debt of approximately $3.1 million, payments of contingent consideration of approximately $0.3 million and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $3.9 million. These payments were partially offset by borrowings under our revolving line of credit of approximately $9.0 million, and proceeds from the exercise of stock options of approximately $0.1 million.

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

The credit facilities under the Third Amended and Restated Credit Agreement consist of a secured term loan to the Company of $125 million and a secured revolving credit facility, under which the Company may borrow up to $150 million. The Third Amended and Restated Credit Facilities mature on June 27, 2029. This maturity date is subject to acceleration and the Company could be subject to additional fees and expenses in certain circumstances should one or more events of default described in the Third Amended and Restated Credit Agreement occur. The secured term loan requires quarterly principal payments of $3,125,000 that commenced on December 31, 2024. The proceeds of the Third Amended and Restated Credit Agreement may be used for general corporate purposes, including funding certain acquisitions (see Note 2 for more information regarding these acquisitions), as well as certain other permitted acquisitions. The Company’s obligations under the Third Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors and secured by substantially all assets of the Company.

The Third Amended and Restated Credit Facilities call for interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that ranges from 1.25% to 2.25% or, at the discretion of the Company, the bank’s prime rate plus a margin that ranges from .25% to 1.25%. In both cases the applicable margin is dependent upon Company performance. Under the Third Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Third Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.

At March 31, 2025, the Company had approximately $182.8 million in outstanding borrowings under the Third Amended and Restated Credit Agreement and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At March 31, 2025, the weighted average interest rate was approximately 5.9% and the Company was in compliance with all covenants under the Third Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

March 31, 2025
Revolving credit facility	$64,000
Term loan	118,750
Total long-term debt	182,750
Current portion	(12,500)
Long-term debt, excluding current portion	$170,250

Future maturities of long-term debt at March 31, 2025 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2025	$9,375	$-	$9,375
2026	12,500	-	12,500
2027	12,500	-	12,500
2028	12,500	-	12,500
2029	71,875	64,000	135,875
	$118,750	$64,000	$182,750

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its Third Amended and Restated Credit Agreement. The Company generated cash of approximately $13.8 million from operations during the three-month period ended March 31, 2025. The Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and availability of draws on its revolving credit facility. Further, the economic uncertainty resulting from events including inflation, tariffs, bank failures, and other factors beyond the control of the Company could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

The Company plans to continue to add capacity to enhance operating efficiencies in its manufacturing plants and accommodate anticipated growth in demand. The Company may consider additional acquisitions of companies, technologies, or products that are complementary to its business. The Company believes that its existing resources, including its revolving credit facility, together with cash expected to be generated from operations, will be sufficient to fund its cash flow requirements, including capital expenditures, through the next twelve months.

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

Stock Repurchase Program

The Company accounts for treasury stock under the cost method, using the first-in, first-out cost flow assumption, and includes treasury stock as a component of stockholders’ equity. On June 16, 2015, the Company announced that its Board of Directors authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock. Under the program, the Company is authorized to repurchase shares through Rule 10b5-1 plans, open market purchases, privately negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934. The stock repurchase program was terminated by the Board in March, 2025. There were no share repurchases during the three-month periods ended March 31, 2025 and 2024.

Critical Accounting Estimates

There have been no material changes to the Company’s Critical Accounting Estimates, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Commitments and Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 4:	CONTROLS AND PROCEDURES

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

The Company closed the acquisition of Marble in June 2024 and closed on the acquisitions of AJR, Welch and AQF all in the third quarter of 2024. The new acquisitions’ total assets and net sales constituted approximately 34.2% and 27.5%, respectively, of the Company’s consolidated total assets and net sales as shown on our condensed consolidated financial statements as of and for the period ended March 31, 2025. As the acquisitions occurred in the second and third quarters of fiscal 2024, the Company excluded all of the acquired businesses internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope within the first year of acquisition if specified conditions are satisfied.

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

The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, you should consider carefully the risks and uncertainties described below, in addition to other information described in this Quarterly Report on Form 10-Q as well as our other public filings with the SEC including Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5:	OTHER INFORMATION

During the first quarter of fiscal 2025, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 6:	EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
10.1

Supplier Letter Agreement between Sage Products, LLC and AJR Enterprises, LLC, dated March 31, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2025 (SEC File No. 001-12648)). ^

10.2

Amended and Restated Supplier Letter Agreement between Sage Products, LLC and AJR Enterprises, LLC, dated March 26, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2025 (SEC File No. 001-12648). ^

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

UFP TECHNOLOGIES, INC.

Date: May 12, 2025	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

Date: May 12, 2025	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)