Form 10-Q
period 2025-06-30
UFP TECHNOLOGIES INC
filed 2025-08-11
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     JUNE 30, 2025

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

Yes ☐ No ☒

7,711,126 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of August 7, 2025.

UFP Technologies, Inc.

PART I:	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

UFP Technologies, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$14,892	$13,450
Receivables, net	84,931	84,677
Inventories	85,200	87,536
Prepaid expenses and other current assets	4,659	4,303
Refundable income taxes	1,708	4,979
Total current assets	191,390	194,945
Property, plant and equipment, net	73,917	70,564
Goodwill	192,968	189,657
Intangible assets, net	141,974	144,252
Non-qualified deferred compensation plan	6,971	6,174
Right of use assets	17,011	16,148
Deferred income taxes	72	-
Equity method investment	6,906	6,808
Other assets	3,450	447
Total assets	$634,659	$628,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,666	$24,269
Accrued expenses	24,583	30,410
Deferred revenue	4,609	4,667
Lease liabilities	4,715	4,226
Income taxes payable	122	223
Current portion of long-term debt	12,500	12,500
Total current liabilities	69,195	76,295
Long-term debt, excluding current installments	151,125	176,875
Deferred income taxes	5,409	3,296
Non-qualified deferred compensation plan	6,522	6,193
Lease liabilities	12,749	12,432
Other liabilities	4,168	11,144
Total liabilities	249,168	286,235
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 20,000,000 shares authorized; 7,740,685 and 7,711,126 shares issued and outstanding, respectively, at June 30, 2025; 7,706,344 and 7,676,785 shares issued and outstanding, respectively, at December 31, 2024	77	77
Additional paid-in capital	41,682	40,934
Retained earnings	340,865	306,501
Accumulated other comprehensive income (loss)	3,454	(4,165)
Treasury stock at cost, 29,559 shares at June 30, 2025 and 29,559 shares at December 31, 2024	(587)	(587)
Total stockholders’ equity	385,491	342,760
Total liabilities and stockholders' equity	$634,659	$628,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$151,176	$110,177	$299,324	$215,186
Cost of sales	107,633	77,146	213,629	152,072
Gross profit	43,543	33,031	85,695	63,114
Selling, general & administrative expenses	18,679	13,900	37,405	27,812
Acquisition costs	283	943	320	943
Change in fair value of contingent consideration	263	238	526	476
(Gain) loss on disposal of property, plant & equipment	(11)	(1)	(11)	7
Operating income	24,329	17,951	47,455	33,876
Interest expense, net	2,671	577	5,480	1,208
Other expense (income)	32	2	68	(39)
Income before income tax expense	21,626	17,372	41,907	32,707
Income tax expense	4,446	3,820	7,543	6,462
Net income	$17,180	$13,552	$34,364	$26,245

Net income per share:
Basic	$2.23	$1.77	$4.46	$3.43
Diluted	$2.21	$1.75	$4.42	$3.38
Weighted average common shares outstanding:
Basic	7,709	7,672	7,698	7,662
Diluted	7,773	7,753	7,783	7,756

Comprehensive Income
Net Income	$17,180	$13,552	$34,364	$26,245
Other comprehensive income (loss):
Foreign currency translation gain (loss)	5,294	(181)	7,619	(764)
Other comprehensive income (loss)	5,294	(181)	7,619	(764)
Comprehensive income	$22,474	$13,371	$41,983	$25,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands)

(Unaudited)

Three and Six Months Ended June 30, 2025
					Accumulated
			Additional		other			Total
	Common Stock		Paid-in	Retained	comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	income (loss)	Shares	Amount	Equity
Balance at December 31, 2024	7,677	$77	$40,934	$306,501	$(4,165)	30	$(587)	$342,760
Share-based compensation	42	-	2,212	-	-	-	-	2,212
Exercise of stock options net of shares presented for exercise	6	-	107	-	-	-	-	107
Net share settlement of RSU's	(18)	-	(3,914)	-	-	-	-	(3,914)
Other comprehensive income	-	-	-	-	2,325	-	-	2,325
Net income	-	-	-	17,184	-	-	-	17,184
Balance at March 31, 2025	7,707	$77	$39,339	$323,685	$(1,840)	30	$(587)	$360,674
Share-based compensation	1	-	2,285	-	-	-	-	2,285
Exercise of stock options net of shares presented for exercise	3	-	58	-	-	-	-	58
Other comprehensive income	-	-	-	-	5,294	-	-	5,294
Net income	-	-	-	17,180	-	-	-	17,180
Balance at June 30, 2025	7,711	$77	$41,682	$340,865	$3,454	30	$(587)	$385,491

Three and Six Months Ended June 30, 2024
					Accumulated
			Additional		other			Total
	Common Stock		Paid-in	Retained	comprehensive	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	income	Shares	Amount	Equity
Balance at December 31, 2023	7,640	$76	$38,814	$247,520	$268	30	$(587)	$286,091
Share-based compensation	48	1	1,512	-	-	-	-	1,513
Exercise of stock options net of shares presented for exercise	4	-	54	-	-	-	-	54
Net share settlement of RSU's	(22)	-	(4,751)	-	-	-	-	(4,751)
Other comprehensive loss	-	-	-	-	(584)	-	-	(584)
Net income	-	-	-	12,693	-	-	-	12,693
Balance at March 31, 2024	7,670	$77	$35,629	$260,213	$(316)	30	$(587)	$295,016
Share-based compensation	2	-	1,736	-	-	-	-	1,736
Exercise of stock options	2	-	53	-	-	-	-	53
Other comprehensive loss	-	-	-	-	(181)	-	-	(181)
Net income	-	-	-	13,552	-	-	-	13,552
Balance at June 30, 2024	7,674	$77	$37,418	$273,765	$(497)	30	$(587)	$310,176

The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$34,364	$26,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,353	6,031
(Gain) loss on disposal of property, plant & equipment	(11)	7
Share-based compensation	4,497	3,249
Change in fair value of contingent consideration	526	476
Equity method investment net earnings	(98)	-
Deferred income taxes	1,706	304
Changes in operating assets and liabilities:
Receivables, net	1,264	4,230
Inventories	3,947	(7,349)
Prepaid expenses and other current assets	(335)	(1,010)
Other assets	(3,658)	951
Accounts payable	(2,329)	700
Accrued expenses	(6,073)	(2,053)
Deferred revenue	(75)	(2,064)
Income taxes payable	3,154	(398)
Non-qualified deferred compensation plan and other liabilities	(7,091)	(6,951)
Net cash provided by operating activities	39,141	22,368
Cash flows from investing activities:
Additions to property, plant, and equipment	(5,674)	(4,503)
Acquisitions, net of cash acquired	(2,833)	(4,612)
Acquisition working capital adjustments	5	-
Proceeds from sale of fixed assets	35	2
Net cash used in investing activities	(8,467)	(9,113)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	16,500	45,200
Payments on revolving line of credit	(36,000)	(10,000)
Principal payments of long-term debt	(6,250)	(32,000)
Payment of contingent consideration	(250)	(188)
Principal payments on finance lease obligations	(32)	(41)
Proceeds from the exercise of stock options	165	107
Payment of statutory withholdings for restricted stock units vested	(3,914)	(4,751)
Net cash used in financing activities	(29,781)	(1,673)
Effect of foreign currency exchange rates on cash and cash equivalents	549	(117)
Net increase in cash and cash equivalents	1,442	11,465
Cash and cash equivalents at beginning of period	13,450	5,263
Cash and cash equivalents at end of period	$14,892	$16,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements

(1)	Basis of Presentation

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

The condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.

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

The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2025.

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

(2)	Acquisitions

AJR Specialty Products and AJR Custom Foam Products

On April 25, 2025, the Company purchased 100% of the outstanding membership interests of AJR Specialty Products, LLC, (“AJR Specialty”) and AJR Custom Foam Products, LLC, (“AJR Custom Foam”) pursuant to a Securities Purchase Agreement, for an aggregate purchase price of $2.8 million in cash. The purchase price was subject to adjustment based upon AJR’s estimated working capital at closing. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type. As part of the Securities Purchase Agreement, the Sellers as well as certain restricted parties have agreed not to compete with the Company for a period of seven years.

AJR Specialty and AJR Custom Foam, are both headquartered in St. Charles, IL. AJR Specialty and AJR Custom Foam provide additional capacity in the growing single-use safe patient handling space, as well as additional expertise in specialty fabrics and foam fabrication.

Acquisition costs associated with the transaction charged to expense during the three and six months ended June 30, 2025 were approximately $31 thousand and $59 thousand, respectively. These costs were primarily for legal services, which are included within “Acquisition costs” on the face of the Condensed Consolidated Statements of Comprehensive Income.

As the revenues, earnings, balance sheet, and pro forma effects of the AJR Specialty and AJR Custom Foam acquisitions are not, and would not have been, material to the results of operations or financial position of the Company, the Company has elected to not disclose substantially all required disclosures of Accounting Standards Codification 805, Business Combinations, for this acquisition.

Marble Medical

On June 24, 2024, the Company purchased 100% of the outstanding shares of common stock of Marble Medical, Inc., (“Marble”) pursuant to a Stock Purchase Agreement and related agreements, for an aggregate purchase price of $4.5 million in cash, plus up to an additional $0.5 million based upon the achievement of sales targets of Marble for each of the 12-month periods ended December 31, 2024, and 2025. As of the opening balance sheet the contingent consideration had a fair value of approximately $400 thousand. The purchase price was subject to an adjustment based upon Marble’s estimated working capital at closing, which resulted in an increase of approximately $100 thousand. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Stock Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

Founded in 1988 and headquartered in Tallahassee, FL, Marble develops and manufactures adhesive based medical components and single-use devices. The purchase price includes certain real estate, which encompasses Marble’s manufacturing, warehouse and office facilities. Marble enhances the Company’s adhesives expertise as well as precision die cutting capabilities.

The following table summarizes the allocation of the total purchase price of approximately $5.0 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$815
Accounts receivable	872
Inventory	494
Other current assets	24
Property, plant, and equipment	1,018
Customer lists	250
Intellectual property	300
Non-compete agreement	50
Goodwill	2,559
Total assets acquired	6,382
Accounts payable	(41)
Accrued expenses	(519)
Total liabilities assumed	(560)
Total assets acquired, net of liabilities assumed	5,822
Less: cash acquired	(815)
Purchase price, net of cash acquired	$5,007

Acquisition costs associated with the transaction of approximately $146 thousand were charged to expense during the six months ended June 30, 2024. These costs were primarily for legal services, which are included within “Acquisition costs” on the face of the Condensed Consolidated Statements of Comprehensive Income.

100% of the goodwill related to the Marble acquisition is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of Marble and the synergies that have been and are expected to further be realized post-acquisition.

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

The following table summarizes the allocation of the total purchase price of approximately $110.7 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$3,000
Accounts receivable	17,138
Inventory	9,229
Other current assets	210
Property, plant, and equipment	1,127
Customer lists	46,667
Intellectual property	8,245
Non-compete agreement	661
Lease right of use assets	2,129
Goodwill	35,650
Total assets acquired	124,056
Accounts payable	(1,103)
Accrued expenses	(7,092)
Lease liabilities	(2,129)
Total liabilities assumed	(10,324)
Total assets acquired, net of liabilities assumed	113,732
Less: cash acquired	(3,000)
Purchase price, net of cash acquired	$110,732

Acquisition costs associated with the transaction were approximately $600 thousand of which $422 thousand were charged to expense during the six months ended June 30, 2024, with the balance being charged to expense during the third quarter of 2024. These costs were primarily for legal, due diligence, and valuation services, which are included within “Acquisition costs” on the face of the Condensed Consolidated Statements of Comprehensive Income.

100% of the goodwill related to the AJR acquisition is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of AJR and the significant synergies that have been and are expected to further be realized post-acquisition.

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

Founded in 1985 and headquartered in Dover, NH, Welch develops and manufactures thermoformed, and heat sealed implantable medical device components utilizing thin, high-performance films. Welch provides thin film thermoforming capabilities and expertise in developing and manufacturing components for implantable medical devices.

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

Acquisition costs associated with the transaction were approximately $281 thousand, of which $229 thousand was charged to expense during the six months ended June 30, 2024, with the balance being charged to expense during the third quarter of 2024. These costs were primarily for legal and valuation services, which are included within “Acquisition costs” on the face of the Condensed Consolidated Statements of Comprehensive Income.

100% of the goodwill related to the Welch acquisition is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of Welch and the synergies that have been and are expected to further be realized post-acquisition.

AQF

On August 23, 2024, the Company purchased 100% of the issued and outstanding membership interests of the parent holding companies of AQF Limited, operating as AQF Medical, (“AQF”) pursuant to a Share Purchase Agreement and related agreements, for an aggregate purchase price of €43 million in cash (total purchase price in U.S. Dollars amounted to approximately $48.0 million). The purchase price was subject to an adjustment based upon AQF’s working capital at closing, the assumption by the sellers of certain liabilities and a final working capital adjustment, which resulted in a net decrease of approximately $300 thousand. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Share Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.

Founded in 2005 and headquartered in Navan, Ireland with additional joint venture operations in Singapore, AQF develops and manufactures custom-engineered foam and thermoplastic components used in a wide range of medical devices and packaging. AQF enhances the Company’s expertise in converting specialty foams and films, and provides an expanded European manufacturing presence, and an Asian market presence in Singapore.

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

Acquisition costs associated with the transaction were approximately $1.5 million, of which $116 thousand was charged to expense during the six months ended June 30, 2024, with the balance being charged to expense during the second half of 2024. These costs were primarily for legal, due diligence, and valuation services, which are included within “Acquisition costs” on the face of the Condensed Consolidated Statements of Comprehensive Income.

None of the goodwill related to the AQF acquisition is expected to be deductible for tax purposes. Goodwill is attributable to the workforce of AQF and the synergies that have been and are expected to further be realized post-acquisition.

Pro-forma Statements

The following table contains an unaudited pro forma consolidated statement of comprehensive income for the three and six months ended June 30, 2024, as if the collective acquisitions of Marble Medical, AJR Enterprises, Welch Fluorocarbon and AQF had occurred at the beginning of the respective periods (in thousands):

	Three months ended	Six months ended
	June 30, 2024	June 30, 2024
	(Unaudited)	(Unaudited)
Sales	$144,188	$279,349
Operating Income	$22,625	$43,016
Net Income	$15,434	$29,515
Earnings per share:
Basic	$2.01	$3.85
Diluted	$1.99	$3.81

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

As a result, the Company accounts for its ownership interest in AQF Asia following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at fair value and then increased or decreased by recording its percentage of profit or loss in the consolidated statement of comprehensive income and a corresponding change to the carrying value of the asset. The initial fair value of this equity method investment was approximately $7.0 million. The following table provides a roll-forward of the equity method investment for the six months ended June 30, 2025:

Six months ended
June 30, 2025
Equity Method Investment - December 31, 2024	$6,808
50% share of AQF Asia net income	157
Amortization of basis differences	(59)
Equity Method Investment - June 30, 2025	$6,906

(4)	Revenue Recognition

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

Disaggregated Revenue

The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands) (See Note 13 for further information regarding net sales by market):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net sales of:	2025	2024	2025	2024
Products	$149,332	$105,248	$294,432	$208,517
Tooling and Machinery	302	3,292	1,800	4,557
Engineering services	1,542	1,637	3,092	2,112
Total net sales	$151,176	$110,177	$299,324	$215,186

Contract Balances

The timing of revenue recognition may differ from the time of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the six months ended June 30, 2025 and 2024 (in thousands):

	Contract Liabilities
	Six Months Ended June 30,
	2025	2024
Deferred revenue - beginning of period	$4,667	$6,616
Increases due to consideration received from customers	3,129	1,238
Revenue recognized	(3,187)	(3,302)
Deferred revenue - end of period	$4,609	$4,552

Revenue recognized during the six months ended June 30, 2025 and 2024 from amounts included in deferred revenue at the beginning of the period were approximately $2.0 million and $3.0 million, respectively.

When invoicing occurs after revenue recognition, the Company has contract assets, which are included within “receivables, net” on the condensed consolidated balance sheets.

The following table presents opening and closing balances of contract assets for the six months ended June 30, 2025 and 2024 (in thousands):

	Contract Assets
	Six Months Ended June 30,
	2025	2024
Unbilled Receivables - beginning of period	$192	$114
Increases due to revenue recognized, not invoiced to customers	2,091	1,121
Decreases due to customer invoicing	(1,939)	(1,053)
Unbilled Receivables - end of period	$344	$182

(5)	Supplemental Cash Flow Information

Supplemental cash flow information consists of the following (in thousands):

	Six Months Ended
	June 30,
	2025	2024
Cash paid for:
Interest	$5,528	$1,228
Income taxes, net of refunds	881	5,735

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$275	$102

(6)	Receivables and Allowance for Credit Losses

Receivables consist of the following (in thousands):

	June 30,	December 31,	December 31,
	2025	2024	2023
Accounts receivable–trade	$85,693	$85,562	$65,176
Less allowance for credit losses	(762)	(885)	(727)
Receivables, net	$84,931	$84,677	$64,449

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers' trade accounts receivables. The estimate of the amount of accounts receivable that may not be collected is based on the aging of the accounts receivable balances as well as the financial condition of customers. Additionally, specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company’s monitoring activities include timely account reconciliation, dispute resolution, payment confirmation, consideration of customers' financial condition and macroeconomic conditions. Balances are written off when determined to be uncollectible.

The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the six months ended June 30, 2025 and 2024 (in thousands):

	Allowance for Credit Losses
	Six Months Ended June 30,
	2025	2024
Allowance - beginning of period	$885	$727
Provision (adjustment) for expected credit losses	(121)	107
Amounts written off against the allowance, net of recoveries	(2)	(17)
Allowance - end of period	$762	$817

(7)	Fair Value of Financial Instruments

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

The following table presents the fair value and hierarchical levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2025	December 31, 2024
Level 3
Purchase price contingent consideration:
Accrued contingent consideration (earn-out)	$5,515	$10,239
Present value of non-competition payments	$5,076	$6,871

In connection with the acquisitions of Welch and Marble in 2024, and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the Welch, Marble and DAS Medical acquisitions are up to $6 million, $500 thousand and $20 million, respectively. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $800 thousand, $400 thousand and $5.2 million for the Welch, Marble and DAS Medical acquisitions, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, a discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. The Company paid approximately $5.0 million and $5.3 million, respectively, during the three and six months ended June 30, 2025, related to contingent consideration. The fair value of the liability for the contingent consideration payments recognized at June 30, 2025, totaled approximately $5.5 million out of the remaining potential payments of $9.3 million. The change in fair value of contingent consideration for the acquisitions is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.

The Company entered into Non-Competition Agreements with certain previous owners of DAS Medical and Advant Medical which includes, an aggregate of $10.0 million in payments to certain previous owners of DAS Medical over a ten-year period, and an aggregate of €375 thousand in payments to the previous owner of Advant Medical over a three-year period. The Company paid approximately $0.1 million and $1.8 million, respectively, during the three and six months ended June 30, 2025, related to non-competition agreements. The present value of the Non-Competition Agreements at June 30, 2025, totaled approximately $5.1 million. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period.

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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2024. The compensation cost charged against income from those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Share-based compensation related to:	2025	2024	2025	2024
Common stock grants	$100	$100	$200	$200
Stock option grants	65	118	173	230
Restricted Stock Unit Awards ("RSUs")	2,120	1,518	4,124	2,819
Total share-based compensation	$2,285	$1,736	$4,497	$3,249

The total income tax benefit recognized in the condensed consolidated statements of comprehensive income for share-based compensation arrangements was approximately $0.8 million and $2.0 million for the three and six months ended June 30, 2025, respectively, and approximately $0.5 million and $1.5 million for the three and six months ended June 30, 2024.

Common Stock Grants

The compensation expense for common stock granted during the six months ended June 30, 2025, was determined based on the market price of the shares on the date of grant.

Stock Option Grants

The following is a summary of stock option activity under all plans for the six months ended June 30, 2025:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	73,232	$67.15
Granted	-	-
Exercised	(9,945)	37.83
Outstanding at June 30, 2025	63,287	$71.75	4.52	$10,961
Exercisable at June 30, 2025	63,287	$71.75	4.52	$10,961
Vested and expected to vest at June 30, 2025	63,287	$71.75	4.52	$10,961

During the six months ended June 30, 2025 and 2024, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $2.2 million and $1.5 million, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $376 thousand and $212 thousand, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the six months ended June 30, 2025, 748 shares were surrendered at an average market price of $282.42. During the six months ended June 30, 2024, 653 shares were surrendered at an average market price of $162.93.

Restricted Stock Unit awards

The following table summarizes information about RSU activity during the six months ended June 30, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	80,827	$98.79
Awarded	52,906	259.86
Shares vested	(43,296)	119.05
Shares forfeited	(1,405)	136.28
Outstanding at June 30, 2025	89,032	$163.70

At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the six months ended June 30, 2025 and 2024, 18,152 and 21,914 shares were surrendered at an average market price of $215.60 and $216.80, respectively.

As of June 30, 2025, the Company had approximately $13.2 million of unrecognized compensation expense that is expected to be recognized over a period of 2.8 years.

(9)	Inventories

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	June 30,	December 31,
	2025	2024
Raw materials	$62,789	$65,747
Work in process	6,565	5,730
Finished goods	15,846	16,059
Total inventory	$85,200	$87,536

(10)	Property, Plant and Equipment

Property, plant, and equipment consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Land and improvements	$5,895	$5,759
Buildings and improvements	38,271	37,895
Leasehold improvements	12,120	11,216
Machinery & equipment	68,610	65,244
Furniture, fixtures, computers & software	9,598	8,314
Construction in progress	8,454	6,506
Property, plant and equipment	$142,948	$134,934
Accumulated depreciation and amortization	(69,031)	(64,370)
Net property, plant and equipment	$73,917	$70,564

(11)	Leases

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

ROU assets and lease liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Operating lease ROU assets	$16,949	$16,056
Finance lease ROU assets	62	92
Total ROU assets	$17,011	$16,148

Operating lease liabilities - current	$4,664	$4,165
Finance lease liabilities - current	51	61
Total lease liabilities - current	$4,715	$4,226

Operating lease liabilities - long-term	$12,736	$12,398
Finance lease liabilities - long-term	13	34
Total lease liabilities - long-term	$12,749	$12,432

The components of lease costs for the six months ended June 30, 2025 and 2024 consist of the following (in thousands):

	Six Months Ended June 30,
	2025	2024
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$30	$48
Interest on lease liabilities	1	4
Operating lease cost	2,321	1,713
Variable lease cost	342	160
Short-term lease cost	97	86
Total lease cost	$2,791	$2,011

Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,244	$1,682
Financing cash flows from finance leases	$32	$41

ROU assets obtained in exchange for lease liabilities	$2,711	$-

Weighted-average remaining lease term (years):
Finance	1.04	1.59
Operating	3.78	3.79
Weighted-average discount rate:
Finance	2.13%	3.77%
Operating	5.25%	3.72%

The aggregate future lease payments for leases as of June 30, 2025 are as follows (in thousands):

	Operating	Finance
Remainder of 2025	$2,355	$31
2026	4,614	28
2027	4,088	6
2028	3,012	-
2029	2,091	-
Thereafter	4,040	-
Total lease payments	20,200	65
Less: Interest	(2,800)	(1)
Present value of lease liabilities	$17,400	$64

(12)	Income Per Share

Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	7,709	7,672	7,698	7,662
Weighted average common equivalent shares due to dilutive restricted stock, stock options and RSUs	64	81	85	94
Diluted weighted average common shares outstanding	7,773	7,753	7,783	7,756

The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three and six months ended June 30, 2025, 2,958 were excluded from the computation of diluted earnings per share for this reason. For the three and six months ended June 30, 2024, there were no stock awards excluded from the computation of diluted earnings per share for this reason.

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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net sales from external customers	$151,176	$110,177	$299,324	$215,186

Significant segment expenses:
Materials	62,510	48,721	123,876	96,443
Salaries and Benefits	42,911	27,796	86,873	55,186
Depreciation and amortization	4,719	3,032	9,353	6,031
Interest expense, net	2,671	577	5,480	1,208
Other segment items (a)	16,739	12,679	31,835	23,611
Income before income tax provision	21,626	17,372	41,907	32,707
Income tax provision	4,446	3,820	7,543	6,462

Segment net income	$17,180	$13,552	$34,364	$26,245

Segment total assets (b)	$634,659

(a)	Other segment items include (production overhead, stock compensation, professional fees, and other SG&A expenses)
(b)	See Condensed Consolidated Balance Sheet for details

Information about Geographic Areas

Net sales shipped to customers outside of the United States comprised approximately 17.0%, and 17.1% of the Company’s consolidated net sales for the three and six months ended June 30, 2025, respectively. Net sales shipped to customers outside of the United States comprised approximately 18.8% and 18.6% of the Company’s consolidated net sales for the three and six months ended June 30, 2024, respectively. Approximately 36.6% of all long-lived assets are located outside of the United States.

Information about Major Customers

Net sales to two customers comprised approximately 27.4% and 20.3% of the Company’s consolidated net sales for the three months ended June 30, 2025, respectively. Net sales to two customers comprised approximately 24.4% and 22.1% of the Company’s consolidated net sales for the six months ended June 30, 2025, respectively. Net sales to one customer comprised approximately 33.9% and 33.1% of the Company’s consolidated net sales for the three and six months ended June 30, 2024, respectively.

On June 30, 2025, two customers represented approximately 20.7% and 19.1% of gross accounts receivable, respectively. On December 31, 2024, one customer represented approximately 34.0% of gross accounts receivable.

The Company’s products are primarily sold to customers within the Medical and Non-medical markets. Sales by market for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024 (a)		2025		2024 (a)
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$139,335	92.2%	$95,419	86.6%	$274,749	91.8%	$185,456	86.2%
Non-medical	11,841	7.8%	14,758	13.4%	24,575	8.2%	29,730	13.8%
Net Sales	$151,176	100.0%	$110,177	100.0%	$299,324	100.0%	$215,186	100.0%

(a) Note – This table has been updated to conform to the current year presentation.

(14)	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2025 are as follows (in thousands):

Goodwill

December 31, 2024	$189,657
Marble working capital adjustment	(5)
AJR valuation adjustment	22
Foreign currency translation	3,294
June 30, 2025	$192,968

The carrying values of the Company’s definite lived intangible assets as of June 30, 2025 are as follows (in thousands):

June 30, 2025	Customer List	Intellectual Property	Tradename & Brand	Non- Compete	Total
Weighted-average amortization period	20 years	12.3 years	13.3 years	8.7 years
Gross amount	$131,534	$28,057	$1,093	$6,769	$167,453
Accumulated amortization	(19,019)	(3,611)	(313)	(2,536)	(25,479)
Net balance	$112,515	$24,446	$780	$4,233	$141,974

Amortization expense related to intangible assets was approximately $2.4 million and $4.8 million for the three and six months ended June 30, 2025, respectively, $1.0 million and $2.0 million for the three and six months ended June 30, 2024, respectively. The estimated remaining amortization expense as of June 30, 2025 is as follows (in thousands):

Remainder of 2025	$4,847
2026	9,692
2027	9,636
2028	9,589
2029	9,557
Thereafter	98,653
Total	$141,974

(15)	Other Long-Term Liabilities

Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Present value of non-competition payments	$3,127	$4,989
Accrued contingent consideration	791	4,938
Other	250	1,217
	$4,168	$11,144

(16)	Income Taxes

The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 20.6% and 18.0% of income before income tax expense for the three and six months ended June 30, 2025, respectively, and 22.0% and 19.8% of income before income tax expense for the three and six months ended June 30, 2024, respectively.

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

The credit facilities under the Third Amended and Restated Credit Agreement consist of a secured term loan to the Company of $125 million and a secured revolving credit facility, under which the Company may borrow up to $150 million. The Third Amended and Restated Credit Facilities mature on June 27, 2029. This maturity date is subject to acceleration and the Company could be subject to additional fees and expenses in certain circumstances should one or more events of default described in the Third Amended and Restated Credit Agreement occur. The secured term loan requires quarterly principal payments of $3,125,000 that commenced on December 31, 2024. The proceeds of the Third Amended and Restated Credit Agreement may be used for general corporate purposes, including funding certain acquisitions, as well as certain other permitted acquisitions. The Company’s obligations under the Third Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors and secured by substantially all assets of the Company.

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

At June 30, 2025, the Company had approximately $163.6 million in outstanding borrowings under the Third Amended and Restated Credit Agreement and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At June 30, 2025, the weighted average interest rate was approximately 5.7% and the Company was in compliance with all covenants under the Third Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

June 30, 2025
Revolving credit facility	$48,000
Term loan	115,625
Total long-term debt	163,625
Current portion	(12,500)
Long-term debt, excluding current portion	$151,125

Future maturities of long-term debt at June 30, 2025 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2025	$6,250	$-	$6,250
2026	12,500	-	12,500
2027	12,500	-	12,500
2028	12,500	-	12,500
2029	71,875	48,000	119,875
	$115,625	$48,000	$163,625

(18)	Subsequent Events

Acquisition of Universal Plastics & Engineering Company, Inc.

On July 2, 2025, the Company purchased 100% of the outstanding membership interests of Universal Plastics & Engineering Company, Inc. (“UNIPEC”) pursuant to a Securities Purchase Agreement, for an aggregate purchase price of $7.5 million in cash. The purchase price was subject to adjustment based upon UNIPEC’s estimated working capital at closing, and further adjustment when the final working capital is determined. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Securities Purchase Agreement contains representations, warranties, and covenants customary for transactions of this type. As part of the Securities Purchase Agreement, the Sellers as well as certain restricted parties have agreed not to compete with the Company for a period of seven years.

UNIPEC, headquartered in Rockville, Maryland, develops and manufactures precision thermoformed and heat-sealed polymer components used primarily for shielding batteries in Class III implantable medical devices.

Acquisition costs associated with the transaction were approximately $75 thousand which was charged to expense in the three and six months ended June 30, 2025. These costs were primarily for legal services, which are included within “Acquisition costs” on the face of the Condensed Consolidated Statements of Comprehensive Income.

Due to the timing of the UNIPEC acquisition, the accounting for this business combination is incomplete. As a result, it is impracticable for the Company to disclose substantially all required disclosures of Accounting Standards Codification 805, Business Combinations, for this acquisition.

Acquisition of Techno Plastics Industries, Inc.

On July 7, 2025, the Company purchased 100% of the outstanding membership interests of Techno Plastics Industries, Inc. (“TPI”) pursuant to a Securities Purchase Agreement, for an aggregate purchase price of $4.5 million in cash. The purchase price was subject to adjustment based upon UNIPEC’s estimated working capital at closing, and further adjustment when the final working capital is determined. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Securities Purchase Agreement contains representations, warranties, and covenants customary for transactions of this type. As part of the Securities Purchase Agreement, the Sellers as well as certain restricted parties have agreed not to compete with the Company for a period of five years.

TPI, based in Anasco, Puerto Rico, is a specialty manufacturer of precision thermoplastic injection-molded components.

Acquisition costs associated with the transaction were approximately $9 thousand and $186 thousand, respectively, which was charged to expense in the three and six months ended June 30, 2025. These costs were primarily for legal services, which are included within “Acquisition costs” on the face of the Condensed Consolidated Statements of Comprehensive Income.

Due to the timing of the TPI acquisition, the accounting for this business combination is incomplete. As a result, it is impracticable for the Company to disclose substantially all required disclosures of Accounting Standards Codification 805, Business Combinations, for this acquisition.

Enactment of the “One Big Beautiful Bill Act” (OBBBA)

On July 4, 2025, President Donald Trump signed the “One Big Beautiful Bill Act” (OBBBA) into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA on its condensed consolidated financial statements. The Company does not expect this to have a material impact on income tax expense.

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

Overview

UFP Technologies is a contract development and manufacturing organization that specializes in single-use and single-patient medical devices. UFP is a vital link in the medical device supply chain and a valued outsourcing partner to many of the world's top medical device manufacturers. The Company’s single-use and single-patient devices and components are used in a wide range of medical devices and packaging for minimally invasive surgery, infection prevention, wound care, wearables, orthopedic soft goods, and orthopedic implants.

The Company’s current strategy includes further organic growth and growth through strategic acquisitions.

Net sales for the Company for the six months ended June 30, 2025 increased 39.1% to $299.3 million from $215.2 million in the same period last year. The increase was primarily attributable to 48.2% growth in sales to customers in the medical market, which was largely due to sales from the 2024 acquisitions (See Note 2 for further information regarding the 2024 acquisitions). These companies collectively contributed approximately $76.3 million in sales during the first half of 2025. Organic sales growth for the second quarter was 4.9%. Net sales from our largest two customers, Intuitive Surgical SARL and Stryker Corporation, were 27.4% and 20.3% of our total net sales in the three months ended June 30, 2025, respectively, and 24.4% and 22.1% of our total net sales in the six months ended June 30, 2025, respectively.

Impact of Tariffs

In 2025, the United States imposed increased tariffs on foreign imports into the United States, including all the countries in which we manufacture goods outside the United States and also the countries in which our customers operate. Although agreements have been made with various countries, the tariff policy environment remains dynamic, and we cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or trade relations, including retaliatory trade measures taken by other countries in response to existing or future United States tariffs or other measures.

To date, such tariffs have not had a material direct impact on our business, financial condition or results of operations. However, based upon tariffs being passed through by our raw material suppliers, we estimate an increase of approximately $9 million in annual price increases. It is our intention to pass these costs on to our customers. This remains a very dynamic changing environment and tariffs may cause (i) further increases in manufacturing costs, (ii) disruptions or delays to our supply chain, (iii) limitations on our ability to sell our products domestically or abroad, and (iv) reductions in sales volumes and gross margins for our products, any of which could negatively affect our business, results of operations and financial condition. We cannot anticipate, for example, whether there will be an adverse impact on demand for our products from customers who are responsible for payment of the tariffs on our shipments.

Results of Operations

Net Sales

Net sales for the three months ended June 30, 2025 increased approximately 37.2% to $151.2 million from sales of $110.2 million for the same period in 2024. The increase in net sales is primarily due to increased sales to customers in the medical market of 46.0%, primarily due to sales from the 2024 and 2025 acquisitions, which collectively contributed approximately $35.7 million in sales during the second quarter. Organic sales growth for the second quarter was 4.9%. Organic growth in the medical market was approximately 10% and was fueled by strong sales virtually all segments including the robot assisted surgery market.

Net sales for the six months ended June 30, 2025 increased approximately 39.1% to $299.3 million from sales of $215.2 for the same period in 2024. The increase in net sales is primarily due to increased sales to customers in the medical market of 48.2%, primarily due to sales from the 2024 and 2025 acquisitions, which collectively contributed approximately $76.3 million in sales during the first half of the year. Organic sales growth for the first half of the year was 3.6%.

Gross Profit

Gross margin decreased to 28.8% for the three months ended June 30, 2025, from 30.0% for the same period in 2024. As a percentage of sales, material and labor costs collectively increased 0.4% and overhead costs increased 0.8%. As anticipated, we had significant inefficiency in our newly acquired AJR operations related to onboarding many new direct and indirect labor associates. We estimate this added $1.2 million to our cost-of-sales in the second quarter. It is anticipated that the inefficiency at AJR will continue but gradually improve for the balance of this year.

Gross margin decreased slightly to 28.6% for the six months ended June 30, 2025, from 29.3% for the same period in 2024. As a percentage of sales, material and labor costs collectively increased 0.3% and overhead costs increased 0.4%.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) increased approximately 34.4% to $18.7 million for the three months ended June 30, 2025, from $13.9 million for the same period in 2024. The increase is primarily attributable to SG&A from the Company’s 2024 acquisitions. As a percentage of sales, SG&A decreased to 12.4% for the three months ended June 30, 2025, from 12.6% for the same three months in 2024.

SG&A increased approximately 34.5% to $37.4 for the six months ended June 30, 2025, from $27.8 million for the same period in 2024, which we primarily attribute to SG&A from the Company’s 2024 acquisitions. As a percentage of sales, SG&A decreased to 12.5% for the six months ended June 30, 2025, from 12.9% for the same six months in 2024.

Change in fair value of contingent consideration

In connection with the acquisitions of Welch and Marble in 2024, and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the Welch, Marble and DAS Medical acquisitions are up to $6 million, $500 thousand and $20 million, respectively. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $800 thousand, $400 thousand and $5.2 million for the Welch, Marble and DAS Medical acquisitions, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, a discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. The Company paid approximately $5.0 million and $5.3 million, respectively, during the three and six months ended June 30, 2025, related to contingent consideration. The fair value of the liability for the contingent consideration payments recognized at June 30, 2025, totaled approximately $5.5 million out of the remaining potential payments of $9.3 million. The change in fair value of contingent consideration for the Welch, Marble, and DAS Medical acquisitions for the three and six months ended June 30, 2025, resulted in an expense of approximately $0.3 million and $0.5 million, respectively. The change in fair value of contingent consideration for the DAS Medical acquisition for the three and six months ended June 30, 2024, resulted in an expense of approximately $0.2 million and $0.5 million, respectively. The change in fair value of contingent consideration for the acquisitions is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.

Interest expense, net

Net interest expense was approximately $2.7 million and $0.6 million for the three months ended June 30, 2025, and 2024, respectively. The increase in net interest expense for the three months ended June 30, 2025, was primarily due to higher debt related to borrowings for the 2024 acquisitions. Interest income was immaterial.

Net interest expense was approximately $5.5 million and $1.2 million for the six months ended June 30, 2025, and 2024, respectively. The increase in net interest expense for the six months ended June 30, 2025 was primarily due to higher debt related to borrowings for the 2024 acquisitions. Interest income was immaterial.

Other expense (income)

Other expenses were approximately $32 thousand and $2 thousand for the three months ended June 30, 2025 and 2024, respectively. The changes in other expense/income are primarily generated by equity method investment income in 2025 and foreign currency transaction losses in 2025 and gains in 2024.

Other expense was approximately $68 thousand and other income was approximately $39 thousand for the six months ended June 30, 2025 and 2024, respectively. The changes in other expense/income are primarily generated by equity method investment income in 2025 and foreign currency transaction losses in 2025 and gains in 2024.

Income Taxes

The Company recorded tax expense of approximately 20.6% and 22.0% of income before income tax expense, for the three months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate for the second quarter of 2025 is largely due to higher anticipated income from operations in the Dominican Republic where the Company pays lower taxes.

The Company recorded tax expense of approximately 18.0% and 19.8% of income before income tax expense, for each of the six months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate for the current period as compared to the prior period is largely due to increased discrete tax benefits associated with vested equity and a state tax refund.

Liquidity and Capital Resources

The Company generally funds its operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.

Cash Flows

Net cash provided by operations for the six months ended June 30, 2025 was approximately $39.1 million and was primarily a result of net income generated of approximately $34.4 million, depreciation and amortization of approximately $9.4 million, share-based compensation of approximately $4.5 million, a change in the fair value of contingent consideration of approximately $0.5 million, an increase in deferred taxes of approximately $1.7 million, a decrease in accounts receivable of approximately $1.3 million due to lower days sales outstanding (DSO) driven by customer sales mix, a decrease in inventory of approximately $3.9 million due to strategic reductions of raw material stock, and an increase in income taxes payable of approximately $3.2 million due to the timing of payment of tax estimates.

These cash inflows and adjustments to income were partially offset by an increase in prepaid expenses of approximately $0.3 million primarily due to the payment of current year insurance policies, an increase in other assets of approximately $3.7 million primarily due to the payment of an exclusivity fee on a long term contract, a decrease in accounts payable of approximately $2.3 million due to the timing of vendor payments in the ordinary course of business, a decrease in accrued expenses of approximately $6.1 million due primarily to the payment of accrued compensation, and a decrease in other long-term liabilities of approximately $7.1 million due primarily to earn-out, non-compete and acquisition holdback payments.

Net cash used in investing activities during the six months ended June 30, 2025 was approximately $8.5 million and was primarily the result of additions of manufacturing machinery and equipment and various building improvements across the Company, as well as the acquisitions of AJR Specialty and AJR Custom Foam.

Net cash used for financing activities was approximately $29.8 million during the six months ended June 30, 2025 and was primarily the result of payments on the revolving line of credit of approximately $36.0 million, principal payments of long-term debt of approximately $6.3 million, payments of contingent consideration of approximately $0.3 million and payments of statutory withholding for stock options exercised and restricted stock units vested of approximately $3.9 million. These payments were partially offset by borrowings under our revolving line of credit of approximately $16.5 million and proceeds from the exercise of stock options of approximately $0.2 million.

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

The credit facilities under the Third Amended and Restated Credit Agreement consist of a secured term loan to the Company of $125 million and a secured revolving credit facility, under which the Company may borrow up to $150 million. The Third Amended and Restated Credit Facilities mature on June 27, 2029. This maturity date is subject to acceleration and the Company could be subject to additional fees and expenses in certain circumstances should one or more events of default described in the Third Amended and Restated Credit Agreement occur. The secured term loan requires quarterly principal payments of $3,125,000 that commenced on December 31, 2024. The proceeds of the Third Amended and Restated Credit Agreement may be used for general corporate purposes, including funding certain acquisitions, as well as certain other permitted acquisitions. The Company’s obligations under the Third Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors and secured by substantially all assets of the Company.

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

At June 30, 2025, the Company had approximately $163.6 million in outstanding borrowings under the Third Amended and Restated Credit Agreement and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At June 30, 2025, the weighted average interest rate was approximately 5.7% and the Company was in compliance with all covenants under the Third Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

June 30, 2025
Revolving credit facility	$48,000
Term loan	115,625
Total long-term debt	163,625
Current portion	(12,500)
Long-term debt, excluding current portion	$151,125

Future maturities of long-term debt at June 30, 2025 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2025	$6,250	$-	$6,250
2026	12,500	-	12,500
2027	12,500	-	12,500
2028	12,500	-	12,500
2029	71,875	48,000	119,875
	$115,625	$48,000	$163,625

Future Liquidity

The Company requires cash to pay its operating expenses, purchase capital equipment, and to service its contractual obligations. The Company’s principal sources of funds are its operations and its Third Amended and Restated Credit Agreement. The Company generated cash of approximately $39.1 million from operations during the six months ended June 30, 2025. The Company cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and the availability of draws on its revolving credit facility. Further, the economic uncertainty resulting from events including inflation, tariffs, bank failures, and other factors beyond the control of the Company could affect the Company’s long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.

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

Enactment of the “One Big Beautiful Bill Act” (OBBBA)

On July 4, 2025, President Donald Trump signed the “One Big Beautiful Bill Act” (OBBBA) into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law will be recognized in the period of enactment. The Company is currently evaluating the impact of the OBBBA on its condensed consolidated financial statements. The Company does not expect this to have a material impact on income tax expense.

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

The Company closed on the acquisitions of AJR, Welch and AQF all in the third quarter of 2024, and closed on the acquisitions of AJR Specialty and AJR Custom Foam in the second quarter of 2025. The 2024 and 2025 acquisitions’ total assets and net sales constituted approximately 33.3% and 24.3%, respectively, of the Company’s consolidated total assets and net sales as shown on our condensed consolidated financial statements as of and for the period ended June 30, 2025. As the acquisitions occurred in the third quarter of fiscal 2024 and second quarter of fiscal 2025, the Company excluded all of the acquired businesses internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope within the first year of acquisition if specified conditions are satisfied.

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

The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, you should consider carefully the risks and uncertainties described in this Quarterly Report on Form 10-Q as well as our other public filings with the SEC including Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5:	OTHER INFORMATION

During the second quarter of fiscal 2025, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

UFP TECHNOLOGIES, INC.

Date: August 11, 2025	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, and Director (Principal Executive Officer)
Date: August 11, 2025	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)