Form 10-Q
period 2025-09-30
UFP TECHNOLOGIES INC
filed 2025-11-07
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2025
OR
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
Yes ☐ No ☒
7,712,444 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of November 5, 2025.

UFP Technologies, Inc.

PART I:    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS
UFP Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$18,226	$13,450
Receivables, net	85,176	84,677
Inventories	86,149	87,536
Prepaid expenses and other current assets	6,604	4,303
Refundable income taxes	1,816	4,979
Total current assets	197,971	194,945
Property, plant and equipment, net	77,540	70,564
Goodwill	197,302	189,657
Intangible assets, net	143,261	144,252
Non-qualified deferred compensation plan	7,333	6,174
Right of use assets	18,928	16,148
Deferred income taxes	72	-
Equity method investment	6,941	6,808
Other assets	3,473	447
Total assets	$652,821	$628,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$29,442	$24,269
Accrued expenses	30,280	30,410
Deferred revenue	4,833	4,667
Lease liabilities	4,952	4,226
Income taxes payable	219	223
Current portion of long-term debt	12,500	12,500
Total current liabilities	82,226	76,295
Long-term debt, excluding current installments	133,620	176,875
Deferred income taxes	7,567	3,296
Non-qualified deferred compensation plan	6,781	6,193
Lease liabilities	14,437	12,432
Other liabilities	4,277	11,144
Total liabilities	248,908	286,235
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 7,742,003 and 7,712,444 shares issued and outstanding, respectively at September 30, 2025; 7,706,344 and 7,676,785 shares issued and outstanding, respectively, at December 31, 2024	77	77
Additional paid-in capital	43,670	40,934
Retained earnings	357,248	306,501
Accumulated other comprehensive income (loss)	3,505	(4,165)
Treasury stock at cost, 29,559 shares at September 30, 2025 and 29,559 shares at December 31, 2024	(587)	(587)
Total stockholders’ equity	403,913	342,760
Total liabilities and stockholders' equity	$652,821	$628,995
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$154,558	$145,165	$453,882	$360,351
Cost of sales	111,811	103,642	325,440	255,714
Gross profit	42,747	41,523	128,442	104,637
Selling, general & administrative expenses	19,069	15,789	56,474	43,601
Acquisition costs	14	732	334	1,676
Change in fair value of contingent consideration	263	238	789	714
Loss on disposal of property, plant & equipment	22	—	11	7
Operating income	23,379	24,764	70,834	58,639
Interest expense, net	2,393	3,475	7,873	4,683
Other (income) expense	(78)	70	(10)	30
Income before income tax expense	21,064	21,219	62,971	53,926
Income tax expense	4,681	4,858	12,224	11,320
Net income	$16,383	$16,361	$50,747	$42,606

Net income per share:
Basic	$2.12	$2.13	$6.59	$5.56
Diluted	$2.11	$2.11	$6.52	$5.49
Weighted average common shares outstanding:
Basic	7,712	7,674	7,703	7,666
Diluted	7,780	7,772	7,783	7,763

Comprehensive Income
Net Income	$16,383	$16,361	$50,747	$42,606
Other comprehensive income:
Foreign currency translation gain	51	1,070	7,670	306
Other comprehensive income	51	1,070	7,670	306
Comprehensive income	$16,434	$17,431	$58,417	$42,912
The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

Three and Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	7,677	$77	$40,934	$306,501	$(4,165)	30	$(587)	$342,760
Share-based compensation	42	—	2,212	—	—	—	—	2,212
Exercise of stock options net of shares presented for exercise	6	—	107	—	—	—	—	107
Net share settlement of RSU's	(18)	—	(3,914)	—	—	—	—	(3,914)
Other comprehensive income	—	—	—	—	2,325	—	—	2,325
Net income	—	—	—	17,184	—	—	—	17,184
Balance at March 31, 2025	7,707	$77	$39,339	$323,685	$(1,840)	30	$(587)	$360,674
Share-based compensation	1	—	2,285	—	—	—	—	2,285
Exercise of stock options net of shares presented for exercise	3	—	58	—	—	—	—	58
Other comprehensive income	—	—	—	—	5,294	—	—	5,294
Net income	—	—	—	17,180	—	—	—	17,180
Balance at June 30, 2025	7,711	$77	$41,682	$340,865	$3,454	30	$(587)	$385,491
Share-based compensation	—	—	1,959	—	—	—	—	1,959
Exercise of stock options net of shares presented for exercise	1	—	29	—	—	—	—	29
Other comprehensive income	—	—	—	—	51	—	—	51
Net income	—	—	—	16,383	—	—	—	16,383
Balance at September 30, 2025	7,712	$77	$43,670	$357,248	$3,505	30	$(587)	$403,913

Three and Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2023	7,640	$76	$38,814	$247,520	$268	30	$(587)	$286,091
Share-based compensation	48	1	1,512	—	—	—	—	1,513
Exercise of stock options net of shares presented for exercise	4	—	54	—	—	—	—	54
Net share settlement of RSU's	(22)	—	(4,751)	—	—	—	—	(4,751)
Other comprehensive loss	—	—	—	—	(584)	—	—	(584)
Net income	—	—	—	12,693	—	—	—	12,693
Balance at March 31, 2024	7,670	$77	$35,629	$260,213	$(316)	30	$(587)	$295,016
Share-based compensation	2	—	1,736	—	—	—	—	1,736
Exercise of stock options	2	—	53	—	—	—	—	53
Other comprehensive loss	—	—	—	—	(181)	—	—	(181)
Net income	—	—	—	13,552	—	—	—	13,552
Balance at June 30, 2024	7,674	$77	$37,418	$273,765	$(497)	30	$(587)	$310,176
Share-based compensation	—	—	1,539	—	—	—	—	1,539
Other comprehensive loss	—	—	—	—	1070	—	—	1070
Net income	—	—	—	16,361	—	—	—	16,361
Balance at September 30, 2024	7,674	$77	$38,957	$290,126	$573	30	$(587)	$329,146
The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$50,747	$42,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,948	5,855
Amortization of intangible assets	7,279	4,203
Loss on disposal of property, plant & equipment	11	7
Share-based compensation	6,456	4,787
Change in fair value of contingent consideration	789	714
Equity method investment net earnings	(133)	—
Deferred income taxes	3,402	827
Changes in operating assets and liabilities:
Receivables, net	3,125	(2,893)
Inventories	4,589	(5,633)
Prepaid expenses and other current assets	(2,129)	(940)
Other assets	(5,942)	(490)
Accounts payable	4,217	736
Accrued expenses	(1,887)	(622)
Deferred revenue	(508)	(819)
Income taxes payable	3,147	(753)
Non-qualified deferred compensation plan and other liabilities	(5,045)	(5,416)
Net cash provided by operating activities	75,066	42,169
Cash flows from investing activities:
Additions to property, plant, and equipment	(9,052)	(6,649)
Acquisitions, net of cash acquired	(14,727)	(196,432)
Purchase of real estate	—	(3,214)
Acquisition working capital adjustments	5	—
Proceeds from sale of fixed assets	33	15
Net cash used in investing activities	(23,741)	(206,280)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	—	115,200
Payments on revolving line of credit	(33,880)	(28,200)
Proceeds from borrowings of long-term debt	—	125,000
Principal payments of long-term debt	(9,375)	(32,000)
Payment of contingent consideration	(250)	(188)
Principal payments on finance lease obligations	(47)	(58)
Proceeds from the exercise of stock options	194	107
Payment of statutory withholdings for restricted stock units vested	(3,914)	(4,751)
Net cash (used in) provided by financing activities	(47,272)	175,110
Effect of foreign currency exchange rates on cash and cash equivalents	723	94
Net increase in cash and cash equivalents	4,776	11,093
Cash and cash equivalents at beginning of period	13,450	5,263
Cash and cash equivalents at end of period	$18,226	$16,356
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
The condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.
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
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2025.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires additional quantitative and qualitative income tax disclosures to allow readers of the consolidated financial statements to assess how the Company’s operations, related tax risks and tax planning affect its tax rate and prospects for future cash flows. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. The Company will adopt ASU 2023-09 retrospectively beginning with its annual reporting period ending December 31, 2025, and does not expect the adoption to have a material impact on its financial statements.
(2)     Acquisitions
Techno Plastics Industries
On July 7, 2025, the Company purchased 100% of the outstanding membership interests of Techno Plastics Industries, Inc. (“TPI”) pursuant to a Securities Purchase Agreement, for an aggregate purchase price of $4.5 million in cash. The purchase price was subject to adjustment based upon TPI’s estimated working capital at closing. Subsequent purchase accounting opening balance sheet adjustments resulted in a decrease to the purchase price of approximately $200 thousand. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Securities Purchase Agreement contains representations, warranties, and covenants customary for transactions of this type. As part of the Securities Purchase Agreement, the Sellers as well as certain restricted parties have agreed not to compete with the Company for a period of five years.
TPI, based in Anasco, Puerto Rico, is a specialty manufacturer of precision thermoplastic injection-molded components.

The following table summarizes the allocation of the total purchase price of approximately $4.3 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$2,281
Accounts Receivable	1,448
Inventories	1,306
Prepaid expenses	135
PP&E	2,422
Goodwill	1,145
Intangible assets	575
Other assets	18
Total assets acquired	9,330
Accounts payable	(429)
Accrued expenses	(1,203)
Deferred revenue	(661)
Deferred income taxes	(461)
Total liabilities assumed	(2,753)
Total assets acquired, net of liabilities assumed	6,577
Less: cash acquired	(2,281)
Purchase price, net of cash acquired	$4,295
Acquisition costs associated with the transaction of approximately $3 thousand and $189 thousand were charged to expense in the three and nine months ended September 30, 2025, respectively. These costs were primarily for legal services, which are included within “Acquisition costs” on the face of the Condensed Consolidated Statements of Comprehensive Income.
None of the goodwill related to the TPI acquisition is expected to be deductible for tax purposes. Goodwill is primarily attributable to the workforce of TPI and the synergies that have been and are expected to further be realized post-acquisition.
Universal Plastics & Engineering Company
On July 2, 2025, the Company purchased 100% of the outstanding membership interests of Universal Plastics & Engineering Company, Inc. (“UNIPEC”) pursuant to a Securities Purchase Agreement, for an aggregate purchase price of $7.5 million in cash. The purchase price was subject to adjustment based upon UNIPEC’s estimated working capital at closing. Subsequent purchase accounting opening balance sheet adjustments resulted in an increase to the purchase price of approximately $100 thousand. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Securities Purchase Agreement contains representations, warranties, and covenants customary for transactions of this type. As part of the Securities Purchase Agreement, the Sellers as well as certain restricted parties have agreed not to compete with the Company for a period of seven years.
UNIPEC, headquartered in Rockville, Maryland, develops and manufactures precision thermoformed and heat-sealed polymer components used primarily for shielding batteries in Class III implantable medical devices.

The following table summarizes the allocation of the total purchase price of approximately $7.6 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$194
Accounts Receivable	676
Inventories	284
PP&E	432
Goodwill	3,163
Intangible assets	3,175
Total assets acquired	7,924
Accounts payable	(4)
Accrued expenses	(106)
Total liabilities assumed	(110)
Total assets acquired, net of liabilities assumed	7,814
Less: cash acquired	(194)
Purchase price, net of cash acquired	$7,620
Acquisition costs associated with the transaction of approximately $12 thousand and $87 thousand were charged to expense in the three and nine months ended September 30, 2025, respectively. These costs were primarily for legal services, which are included within “Acquisition costs” on the face of the Condensed Consolidated Statements of Comprehensive Income.
100% of the goodwill related to the UNIPEC acquisition is expected to be deductible for tax purposes. The goodwill is primarily attributable to the workforce of UNIPEC and the synergies that have been and are expected to further be realized post-acquisition.
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
Acquisition costs associated with the transaction were approximately $0 and $59 thousand, respectively, which were charged to expense during the three and nine months ended September 30, 2025. These costs were primarily for legal services, which are included within “Acquisition costs” on the face of the Condensed Consolidated Statements of Comprehensive Income.
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
Acquisition costs associated with the transaction were approximately $600 thousand, which were charged to expense during the nine months ended September 30, 2024. These costs were primarily for legal, due diligence, and valuation services, which are included within “Acquisition costs” on the face of the Condensed Consolidated Statements of Comprehensive Income.
100% of the goodwill related to the AJR acquisition is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of AJR and the significant synergies that have been and are expected to further be realized post-acquisition.
Welch Fluorocarbon
On July 15, 2024, the Company purchased 100% of the outstanding shares of common stock of Welch Fluorocarbon, Inc., (“Welch”) pursuant to a Stock Purchase Agreement and related agreements, for an aggregate purchase price of $34.6 million in cash, plus up to an additional $6.0 million based upon the achievement of certain EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) targets of Welch for each of the 12-month periods ended December 31, 2024, 2025, and 2026. The contingent consideration had a fair value of approximately $800 thousand as of the opening balance sheet. The purchase price was subject to an adjustment based upon Welch’s working capital at closing, the assumption by the sellers of certain liabilities and a final working capital adjustment which together resulted in a decrease in the purchase price of approximately $200 thousand. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Stock Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.
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
Acquisition costs associated with the transaction were approximately $281 thousand, which were charged to expense during the nine months ended September 30, 2024. These costs were primarily for legal and valuation services, which are included within “Acquisition costs” on the face of the Condensed Consolidated Statements of Comprehensive Income.
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
Acquisition costs associated with the transaction were approximately $1.5 million, which were charged to expense during the nine months ended September 30, 2024. These costs were primarily for legal, due diligence, and valuation services, which are included within “Acquisition costs” on the face of the Condensed Consolidated Statements of Comprehensive Income.

None of the goodwill related to the AQF acquisition is expected to be deductible for tax purposes. Goodwill is attributable to the workforce of AQF and the synergies that have been and are expected to further be realized post-acquisition.
Pro-forma Statements
The following table contains an unaudited pro-forma consolidated statement of comprehensive income for the three and nine months ended September 30, 2025 and 2024 as if the collective acquisitions of TPI and UNIPEC had occurred on January 1, 2024 and as if the collective acquisitions of Marble, AJR, Welch, and AQF had occurred on January 1, 2023 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$157,355	$150,137	$461,621	$440,327
Operating Income	$23,546	$25,600	$72,572	$70,225
Net Income	$16,511	$16,891	$52,056	$47,583
Earnings per share:
Basic	$2.14	$2.20	$6.76	$6.21
Diluted	$2.12	$2.17	$6.69	$6.13
The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have occurred had all 2024 and 2025 acquisitions occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information. Pro-forma adjustments include depreciation adjustments on fixed asset step up/down; inventory step-up; amortization of intangibles; and estimated interest expense.
(3)    Equity Method Investment
On August 23, 2024, in conjunction with the acquisition of AQF, the Company became 50% owners of the equity interest in AQF Asia PTE Ltd., located in Singapore (“AQF Asia”). While the Company owns 50% of the equity interest of AQF Asia and does have significant influence over the entity, the Company has concluded that it does not have control of AQF Asia due to certain veto rights held by the other joint venture partner with regards to management decision making. As a result, the Company accounts for its ownership interest in AQF Asia following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at fair value and then increased or decreased by recording its percentage of profit or loss in the consolidated statement of comprehensive income and a corresponding change to the carrying value of the asset. The initial fair value of this equity method investment was approximately $7.0 million. The fair value of the equity method investment was approximately $6.8 million at December 31, 2024. The following table provides a roll-forward of the equity method investment for the nine months ended September 30, 2025:

Nine months ended
September 30, 2025
Equity Method Investment - December 31, 2024	$6,808
50% share of AQF Asia net income	223
Amortization of basis differences	(90)
Equity Method Investment - September 30, 2025	$6,941

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
Disaggregated Revenue
The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands). (See Note 13 for further information regarding net sales by market):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net sales of:	2025	2024	2025	2024
Products	$151,833	$142,877	$446,265	$351,395
Tooling and Machinery	712	1,420	2,512	5,977
Engineering services	2,013	868	5,105	2,979
Total net sales	$154,558	$145,165	$453,882	$360,351
Contract Balances
The timing of revenue recognition may differ from the time of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheet.

The following table presents opening and closing balances of contract liabilities for the nine months ended September 30, 2025 and 2024 (in thousands):

	Contract Liabilities
	Nine Months Ended September 30,
	2025	2024
Deferred revenue - beginning of period	$4,667	$6,616
Increases due to customers invoiced before revenue recognized	4,232	3,302
Revenue recognized	(4,727)	(4,128)
Deferred revenue acquired in TPI acquisition	661	—
Deferred revenue acquired in Welch acquisition	—	8
Deferred revenue - end of period	4,833	5,798
Revenue recognized during the nine months ended September 30, 2025 and 2024 from amounts included in deferred revenue at the beginning of the period were approximately $2.2 million and $3.4 million, respectively.
When invoicing occurs after revenue recognition, the Company has contract assets, which are included within “receivables, net” on the condensed consolidated balance sheets.
The following table presents opening and closing balances of contract assets for the nine months ended September 30, 2025 and 2024 (in thousands):

	Contract Assets
	Nine Months Ended September 30,
	2025	2024
Unbilled Receivables - beginning of period	$192	$114
Increases due to revenue recognized, not invoiced to customers	2,937	1,620
Decreases due to customer invoicing	(2,771)	(1,532)
Unbilled Receivables - end of period	$358	$202
(5)    Supplemental Cash Flow Information
Supplemental cash flow information consists of the following (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for:
Interest	$7,924	$4,427
Income taxes, net of refunds	1,567	9,505

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$101	$158

(6)    Receivables and Allowance for Credit Losses
Receivables consist of the following (in thousands):

	September 30, 2025	December 31, 2024	December 31, 2023
Accounts receivable–trade	$85,989	$85,562	$65,176
Less allowance for credit losses	(813)	(885)	(727)
Receivables, net	$85,176	$84,677	$64,449
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
The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the nine months ended September 30, 2025 and 2024 (in thousands):

	Allowance for Credit Losses
	Nine Months Ended September 30,
	2025	2024
Allowance - beginning of period	$885	$727
(Provision) adjustment for expected credit losses	(63)	355
Amounts written off against the allowance, net of recoveries	(9)	(28)
Allowance - end of period	$813	$1,054
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

The following table presents the fair value and hierarchical levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

	September 30, 2025	December 31, 2024
Level 3
Purchase price contingent consideration:
Accrued contingent consideration (earn-out)	$5,778	$10,239
Present value of non-competition payments	$5,115	$6,871
In connection with the acquisitions of Welch and Marble in 2024, and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the Welch, Marble and DAS Medical acquisitions were $6 million, $500 thousand and $20 million, respectively. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $800 thousand, $400 thousand and $5.2 million for the Welch, Marble and DAS Medical acquisitions, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, a discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. The Company paid approximately $5.3 million during the nine months ended September 30, 2025, related to contingent consideration. The fair value of the liability for the contingent consideration payments recognized at September 30, 2025, totaled approximately $5.8 million out of the remaining potential payments of $9.3 million. The change in fair value of contingent consideration for the acquisitions is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.
The Company entered into Non-Competition Agreements with certain previous owners of DAS Medical and Advant Medical which includes, an aggregate of $10.0 million in payments to certain previous owners of DAS Medical over a ten-year period, and an aggregate of €375 thousand in payments to the previous owner of Advant Medical over a three-year period. The Company paid approximately $1.8 million during the nine months ended September 30, 2025, related to non-competition agreements. The present value of the Non-Competition Agreements at September 30, 2025, totaled approximately $5.1 million. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period.
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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements for the year ended December 31, 2024. The compensation cost charged against income from those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Share-based compensation related to:	2025	2024	2025	2024
Common stock grants	$100	$100	$300	$300
Stock option grants	—	127	173	357
Restricted Stock Unit Awards ("RSUs")	1,859	1,312	5,983	4,130
Total share-based compensation	$1,959	$1,539	$6,456	$4,787
The total income tax benefit recognized in the condensed consolidated statements of comprehensive income for share-based compensation arrangements was approximately $0.5 million and $2.5 million for the three and nine months ended September 30, 2025, respectively, and approximately $0.4 million and $1.9 million for the three and nine months ended September 30, 2024.
Common Stock Grants
The compensation expense for common stock granted during the nine months ended September 30, 2025, was determined based on the market price of the shares on the date of grant.
Stock Option Grants
The following is a summary of stock option activity under all plans for the nine months ended September 30, 2025:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	73,232	$67.15
Exercised	(11,263)	36.02
Outstanding at September 30, 2025	61,969	$72.80	4.35	$8,039
Exercisable at September 30, 2025	61,969	$72.80	4.35	$8,039
Vested and expected to vest at September 30, 2025	61,969	$72.80	4.35	$8,039
During the nine months ended September 30, 2025 and 2024, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $2.4 million and $0.7 million, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $406 thousand and $212 thousand, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the nine months ended September 30, 2025, 748 shares were surrendered at an average market price of $282.42. During the nine months ended September 30, 2024, 653 shares were surrendered at an average market price of $162.93.

Restricted Stock Unit awards
The following table summarizes information about RSU activity during the nine months ended September 30, 2025:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	80,827	$98.79
Awarded	53,055	259.69
Shares vested	(43,296)	119.05
Shares forfeited	(1,738)	150.39
Outstanding at September 30, 2025	88,848	$183.99
At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the nine months ended September 30, 2025 and 2024, 18,152 and 21,914 shares were surrendered at an average market price of $215.60 and $216.80, respectively.
As of September 30, 2025, the Company had approximately $10.3 million of unrecognized compensation expense that is expected to be recognized over a period of 2.5 years.
(9)    Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$64,865	$65,747
Work in process	5,704	5,730
Finished goods	15,580	16,059
Total inventory	$86,149	$87,536
(10)    Property, Plant and Equipment
Property, plant, and equipment consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Land and improvements	$5,896	$5,759
Buildings and improvements	38,275	37,895
Leasehold improvements	12,308	11,216
Machinery & equipment	73,179	65,244
Furniture, fixtures, computers & software	10,222	8,314
Construction in progress	9,075	6,506
Property, plant and equipment	$148,955	$134,934
Accumulated depreciation and amortization	(71,415)	(64,370)
Net property, plant and equipment	$77,540	$70,564

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
ROU assets and lease liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Operating lease ROU assets	$18,881	$16,056
Finance lease ROU assets	47	92
Total ROU assets	$18,928	$16,148

Operating lease liabilities - current	$4,909	$4,165
Finance lease liabilities - current	43	61
Total lease liabilities - current	$4,952	$4,226

Operating lease liabilities - long-term	$14,431	$12,398
Finance lease liabilities - long-term	6	34
Total lease liabilities - long-term	$14,437	$12,432

The components of lease costs for the nine months ended September 30, 2025 and 2024 consist of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$45	$71
Interest on lease liabilities	1	5
Operating lease cost	3,691	2,776
Variable lease cost	531	241
Short-term lease cost	151	136
Total lease cost	$4,419	$3,229

Weighted-average remaining lease term (years):
Finance	1.13	1.40
Operating	6.02	4.21
Weighted-average discount rate:
Finance	2.15%	2.11%
Operating	5.45%	4.87%
The following table provides additional details of cash flow information related to the Company's leases (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$3,571	$2,723
Financing cash flows from finance leases	$47	$58
Total operating cash flows	$3,618	$2,781

Supplemental non-cash information:
ROU assets obtained in exchange for new lease liabilities	$3,784	$4,078

The aggregate future lease payments for leases as of September 30, 2025 are as follows (in thousands):

	Operating	Finance
Remainder of 2025	$1,310	$16
2026	5,305	29
2027	4,665	6
2028	3,632	—
2029	3,247	—
Thereafter	4,153	—
Total lease payments	22,312	51
Less: Interest	(2,972)	(2)
Present value of lease liabilities	$19,340	$49

(12)    Income Per Share
Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.
The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	7,712	7,674	7,703	7,666
Weighted average common equivalent shares due to dilutive restricted stock, stock options and RSUs	68	98	80	97
Diluted weighted average common shares outstanding	7,780	7,772	7,783	7,763
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three and nine months ended September 30, 2025, 2,958 shares were excluded from the computation of diluted earnings per share for this reason. For the three and nine months ended September 30, 2024, there were no stock awards excluded from the computation of diluted earnings per share for this reason.
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net sales from external customers	$154,558	$145,165	$453,882	$360,351

Significant segment expenses:
Materials	62,581	61,503	186,457	157,946
Salaries and Benefits	46,984	38,936	133,857	94,122
Depreciation and amortization	4,874	4,027	14,227	10,058
Interest expense, net	2,393	3,475	7,873	4,683
Other segment items (a)	16,662	16,005	48,497	39,616
Income before income tax provision	21,064	21,219	62,971	53,926
Income tax provision	4,681	4,858	12,224	11,320

Segment net income	$16,383	$16,361	$50,747	$42,606

Segment total assets (b)	$652,821
(a)Other segment items include (production overhead, stock compensation, professional fees, and other SG&A expenses).
(b)See Condensed Consolidated Balance Sheet for details.
Information about Geographic Areas
Net sales shipped to customers outside of the United States comprised approximately 15.0% and 16.4% of the Company’s consolidated net sales for the three and nine months ended September 30, 2025, respectively. Net sales shipped to customers outside of the United States comprised approximately 14.7% and 17.1% of the Company’s consolidated net sales for the three and nine months ended September 30, 2024, respectively. Approximately 36.9% of all long-lived assets are located outside of the United States.
Information about Major Customers
Net sales to two customers comprised approximately 27.1% and 17.1% of the Company’s consolidated net sales for the three months ended September 30, 2025, respectively. Net sales to two customers comprised approximately 25.3% and 20.4% of the Company’s consolidated net sales for the nine months ended September 30, 2025, respectively. Net sales to two customers comprised approximately 26.7% and 24.0%, respectively, of the Company’s consolidated net sales for the three months ended September 30, 2024. Net sales to two customers comprised approximately 30.3% and 12.4%, respectively, of the Company’s consolidated net sales for the nine months ended September 30, 2024.
On September 30, 2025, two customers represented approximately 21.3% and 14.9% of gross accounts receivable, respectively. On December 31, 2024, one customer represented approximately 34.0% of gross accounts receivable.

The Company’s products are primarily sold to customers within the Medical and Non-medical markets. Sales by market for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024 (a)		2025		2024 (a)
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$142,358	92.1%	$132,623	91.4%	$417,107	91.9%	$318,079	88.3%
Non-medical	12,200	7.9%	12,542	8.6%	36,775	8.1%	42,272	11.7%
Net Sales	$154,558	100.0%	$145,165	100.0%	$453,882	100.0%	$360,351	100.0%
(a)Note – This table has been updated to conform to the current year presentation.
(14)    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 are as follows (in thousands):

Goodwill

December 31, 2024	$189,657
Acquired in TPI business combination	1,145
Acquired in UNIPEC business combination	3,163
Marble working capital adjustment	(5)
AJR valuation adjustment	22
Foreign currency translation	3,320
September 30, 2025	$197,302
The carrying values of the Company’s definite lived intangible assets as of September 30, 2025 are as follows (in thousands):

September 30, 2025	Customer List	Intellectual Property	Tradename & Brand	Non- Compete	Total
Weighted-average amortization period	20 years	12.3 years	13.3 years	8.3 years
Gross amount	$134,374	$28,811	$1,094	$6,944	$171,223
Accumulated amortization	(20,700)	(4,200)	(334)	(2,728)	(27,962)
Net balance	$113,674	$24,611	$760	$4,216	$143,261

Amortization expense related to intangible assets was approximately $2.5 million and $7.3 million for the three and nine months ended September 30, 2025, respectively, and $2.0 million and $4.2 million for the three and nine months ended September 30, 2024, respectively. The estimated remaining amortization expense as of September 30, 2025 is as follows (in thousands):

Remainder of 2025	$2,482
2026	9,923
2027	9,867
2028	9,820
2029	9,788
Thereafter	101,380
Total	$143,261
(15)    Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Present value of non-competition payments	$3,165	$4,989
Accrued contingent consideration	791	4,938
Other	321	1,217
	$4,277	$11,144
(16)    Income Taxes
The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 22.2% and 19.4% of income before income tax expense for the three and nine months ended September 30, 2025, respectively, and 22.9% and 21.0% of income before income tax expense for the three and nine months ended September 30, 2024, respectively.
Enactment of the “One Big Beautiful Bill Act” (OBBBA)
On July 4, 2025, President Donald Trump signed the “One Big Beautiful Bill Act” (OBBBA) into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law have been recognized in the period of enactment. The impact of OBBBA to income tax expense is immaterial.
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
At September 30, 2025, the Company had approximately $146.1 million in outstanding borrowings under the Third Amended and Restated Credit Agreement and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At September 30, 2025, the weighted average interest rate was approximately 5.5% and the Company was in compliance with all covenants under the Third Amended and Restated Credit Agreement.
Long-term debt consists of the following (in thousands):

September 30, 2025
Revolving credit facility	$33,620
Term loan	112,500
Total long-term debt	146,120
Current portion	(12,500)
Long-term debt, excluding current portion	$133,620
Future maturities of long-term debt at September 30, 2025 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2025	$3,125	$-	$3,125
2026	12,500	-	12,500
2027	12,500	-	12,500
2028	12,500	-	12,500
2029	71,875	33,620	105,495
	$112,500	$33,620	$146,120

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
Overview
UFP Technologies is a contract development and manufacturing organization that specializes in single-use and single-patient medical devices. UFP is a vital link in the medical device supply chain and a valued outsourcing partner to many of the world's top medical device manufacturers. Our single-use and single-patient devices and components are used in a wide range of medical devices and packaging for minimally invasive surgery, infection prevention, wound care, wearables, orthopedic soft goods, and orthopedic implants.
Our current strategy includes further organic growth and growth through strategic acquisitions.
Net sales for the nine months ended September 30, 2025 increased 26.0% to $453.9 million from $360.4 million in the same period last year. The increase was primarily attributable to 31.1% growth in sales to customers in the medical market, which was largely due to sales from the 2024 and 2025 acquisitions (See Note 2 for further information regarding these acquisitions). These companies collectively contributed approximately $114.9 million in sales through the nine months ended September 30, 2025 compared to $34.6 million in the same period last year. Organic sales growth was 2.2% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Net sales from our largest two customers, Intuitive Surgical SARL and Stryker Corporation, were 27.1% and 17.1% of our total net sales in the three months ended September 30, 2025, respectively, and 25.3% and 20.4% of our total net sales in the nine months ended September 30, 2025, respectively.
In 2025, we executed a post-acquisition review of our AJR labor force’s United States employment eligibility through E-Verify protocols. This review has resulted in significant workforce turnover during the year (the "AJR Labor Issue"). Attention spent by experienced employees training new direct and indirect employees in our standards and polices has decreased productivity and, therefore has created inefficiencies in our AJR operations. To address the AJR Labor Issue, we recruited legally eligible replacement associates. We anticipate that the third quarter of 2025 was the low point of labor inefficiencies, with gradual improvement beginning in the fourth quarter of 2025.
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

To date, such tariffs have not had a material direct impact on our business, financial condition or results of operations. However, based upon tariffs being passed through by our raw material suppliers, we estimate an increase of approximately $6 million in annual price increases. It is our intention to pass these costs on to our customers. This remains a very dynamic changing environment and tariffs may cause (i) further increases in manufacturing costs, (ii) disruptions or delays to our supply chain, (iii) limitations on our ability to sell our products domestically or abroad, and (iv) reductions in sales volumes and gross margins for our products, any of which could negatively affect our business, results of operations and financial condition. We cannot anticipate, for example, whether there will be an adverse impact on demand for our products from customers who are responsible for payment of the tariffs on our shipments.
Results of Operations
Net Sales
Net sales for the three months ended September 30, 2025 increased approximately 6.5% to $154.6 million from sales of $145.2 million for the same period in 2024. Net sales increased despite more than $8 million of unfulfilled orders from the AJR Labor Issue during the third quarter of 2025. The increase is primarily due to increased sales to customers in the medical market of 7.3%. This increase includes sales from the 2024 and 2025 acquisitions, which collectively contributed approximately $38.6 million in sales during the third quarter of 2025 as compared to $34.6 million in the same period last year. Organic sales change for the third quarter of 2025 as compared to the third quarter of 2024 was essentially flat, primarily attributable to unfulfilled orders as a result of the AJR Labor Issue.
Net sales for the nine months ended September 30, 2025 increased approximately 26.0% to $453.9 million from sales of $360.4 for the same period in 2024. Net sales increased despite more than $15 million of unfulfilled orders as a result of the AJR Labor Issue during the nine months ended September 30, 2025. The increase in net sales is primarily due to increased sales to customers in the medical market of 31.1%. This increase includes sales from the 2024 and 2025 acquisitions, which collectively contributed approximately $114.9 million in sales during the nine months ended September 30, 2025 compared to $34.6 million in the same period last year. Organic sales growth, which was impacted by the AJR Labor Issue during the 2025 period, was 2.2% for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Gross Profit
Gross margin decreased to 27.7% for the three months ended September 30, 2025, from 28.6% for the same period in 2024. As a percentage of sales, material and labor costs collectively decreased 0.7% and overhead costs increased 1.6%. We estimate that the AJR Labor Issue added approximately $3.0 million in incremental labor cost to our cost-of-sales in the third quarter. We expect the labor inefficiencies to continue but significantly improve for the balance of 2025.
Gross margin decreased to 28.3% for the nine months ended September 30, 2025, from 29.0% for the same period in 2024. As a percentage of sales, material and labor costs collectively decreased 0.1% and overhead costs increased 0.8%. We estimate that the AJR Labor Issue added over $5.0 million in incremental labor cost to our cost-of-sales for the nine months ended September 30, 2025.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased approximately 20.8% to $19.1 million for the three months ended September 30, 2025, from $15.8 million for the same period in 2024. The increase is primarily attributable to increased headcount and other back-office resources for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. As a percentage of sales, SG&A increased to 12.3% for the three months ended September 30, 2025, from 10.9% for the same three months in 2024.
SG&A increased approximately 29.5% to $56.5 for the nine months ended September 30, 2025, from $43.6 million for the same period in 2024. The increase is primarily attributable to SG&A from our 2024 and 2025 acquisitions, which collectively contributed approximately $10.1 million in SG&A during the nine months ended September 30, 2025, along with increased headcount and other back-office resources for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 As a percentage of sales, SG&A increased to 12.4% for the nine months ended September 30, 2025, from 12.1% for the same nine months in 2024.

Change in Fair Value of Contingent Consideration
In connection with the acquisitions of Welch and Marble in 2024, and DAS Medical in 2021, we are required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The contingent consideration payments for the Welch, Marble and DAS Medical acquisitions are up to $6 million, $500 thousand and $20 million, respectively. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $800 thousand, $400 thousand and $5.2 million for the Welch, Marble and DAS Medical acquisitions, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, a discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. We paid approximately $5.3 million during the nine months ended September 30, 2025, related to contingent consideration. The fair value of the liability for the contingent consideration payments recognized at September 30, 2025, totaled approximately $5.8 million out of the remaining potential payments of $9.3 million. The change in fair value of contingent consideration for the Welch, Marble, and DAS Medical acquisitions for the three and nine months ended September 30, 2025, resulted in an expense of approximately $263 thousand and $789 thousand, respectively. The change in fair value of contingent consideration for the DAS Medical acquisition for the three and nine months ended September 30, 2024, resulted in an expense of approximately $238 thousand and $714 thousand, respectively. The change in fair value of contingent consideration for the acquisitions is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.
Interest Expense, net
Net interest expense was approximately $2.4 million and $3.5 million for the three months ended September 30, 2025, and 2024, respectively. The decrease in net interest expense for the three months ended September 30, 2025, was primarily due to lower average debt in 2025 as compared to 2024. Interest income was immaterial.
Net interest expense was approximately $7.9 million and $4.7 million for the nine months ended September 30, 2025, and 2024, respectively. The increase in net interest expense for the nine months ended September 30, 2025 was primarily due to higher average debt in 2025 as compared to 2024. Interest income was immaterial.
Other (Income) Expense
Other income was approximately $78 thousand and other expense was approximately $70 thousand for the three months ended September 30, 2025 and 2024, respectively. The changes in other (income) expense are primarily generated by equity method investment income in 2025 and foreign currency transaction gains in 2025 and 2024.
Other income was approximately $10 thousand and other expense was approximately $30 thousand for the nine months ended September 30, 2025 and 2024, respectively. The changes in other (income) expense are primarily generated by equity method investment income in 2025 and foreign currency transaction gains in 2025 and 2024.
Income Taxes
We recorded tax expense of approximately 22.2% and 22.9% of income before income tax expense, for the three months ended September 30, 2025 and 2024, respectively. The change in the effective tax rate for the third quarter of 2025 is primarily related to changes in the allocation of income generated in various jurisdictions where we operate and the differing tax rates in these jurisdictions.

We recorded tax expense of approximately 19.4% and 21.0% of income before income tax expense, for each of the nine months ended September 30, 2025 and 2024, respectively. The decrease in the effective tax rate for the current period as compared to the prior period is largely due to changes in the allocation of income generated in various jurisdictions where we operate as well as increased discrete tax benefits associated with vested equity and a state tax refund.

Liquidity and Capital Resources
We generally fund our operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.
Cash Flows
Net cash provided by operations for the nine months ended September 30, 2025 was approximately $75.1 million and was primarily a result of net income generated of approximately $50.7 million, depreciation and amortization of approximately $14.2 million, and share-based compensation of approximately $6.5 million for the nine months ended September 30, 2025.
Net cash used in investing activities during the nine months ended September 30, 2025 was approximately $23.7 million and was primarily the result of additions of manufacturing machinery and equipment and various building improvements, as well as the acquisitions of AJR Specialty, AJR Custom Foam, TPI, and UNIPEC.
Net cash used for financing activities was approximately $47.3 million during the nine months ended September 30, 2025 and was primarily the result of payments on the revolving line of credit of approximately $33.9 million and principal payments of long-term debt of approximately $9.4 million.
Outstanding and Available Debt
On June 27, 2024, we, as the borrower, entered into a secured $275 million Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with certain of the our subsidiaries (the “Subsidiary Guarantors”) and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer, and certain other lenders from time-to-time party thereto. The Third Amended and Restated Credit Agreement amends and restates the Company’s prior credit agreement, originally dated as of December 22, 2021.
The credit facilities under the Third Amended and Restated Credit Agreement consist of a secured term loan to us of $125 million and a secured revolving credit facility, under which we may borrow up to $150 million. The Third Amended and Restated Credit Facilities mature on June 27, 2029. This maturity date is subject to acceleration and we could be subject to additional fees and expenses in certain circumstances should one or more events of default described in the Third Amended and Restated Credit Agreement occur. The secured term loan requires quarterly principal payments of $3,125,000 that commenced on December 31, 2024. The proceeds of the Third Amended and Restated Credit Agreement may be used for general corporate purposes, including funding certain acquisitions, as well as certain other permitted acquisitions. Our obligations under the Third Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors and secured by substantially all of our assets.
The Third Amended and Restated Credit Facilities call for interest at the Secured Overnight Financing Rate (“SOFR”) plus a margin that ranges from 1.25% to 2.25% or, at our discretion, the bank’s prime rate plus a margin that ranges from .25% to 1.25%. In both cases the applicable margin is dependent upon Company performance. Under the Third Amended and Restated Credit Agreement, we are subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Third Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.
At September 30, 2025, we had approximately $146.1 million in outstanding borrowings under the Third Amended and Restated Credit Agreement and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At September 30, 2025, the weighted average interest rate was approximately 5.5% and we were in compliance with all covenants under the Third Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

September 30, 2025
Revolving credit facility	$33,620
Term loan	112,500
Total long-term debt	146,120
Current portion	(12,500)
Long-term debt, excluding current portion	$133,620
Future maturities of long-term debt at September 30, 2025 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2025	$3,125	$-	$3,125
2026	12,500	-	12,500
2027	12,500	-	12,500
2028	12,500	-	12,500
2029	71,875	33,620	105,495
	$112,500	$33,620	$146,120
Future Liquidity
We require cash to pay our operating expenses, purchase capital equipment, and to service our contractual obligations. Our principal sources of funds are our operations and our Third Amended and Restated Credit Agreement. We generated cash of approximately $75.1 million from operations during the nine months ended September 30, 2025. We cannot guarantee that its operations will generate cash in future periods. The Company’s longer-term liquidity is contingent upon future operating performance and the availability of draws on its revolving credit facility. Further, the economic uncertainty resulting from events including inflation, tariffs, bank failures, and other factors beyond our control could affect our long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.
We plan to continue to add capacity to enhance operating efficiencies in our manufacturing plants and accommodate anticipated growth in demand. We may consider additional acquisitions of companies, technologies, or products that are complementary to our business. We believe that our existing resources, including our revolving credit facility, together with cash expected to be generated from operations, will be sufficient to fund our cash flow requirements, including expected capital expenditures, through the next twelve months.
We may also require additional capital in the future to fund capital expenditures, acquisitions, or other investments. These capital requirements could be substantial. We anticipate that any future expansion of our business will be financed through existing resources, cash flow from operations, our revolving credit facility, or other new financing. We cannot guarantee that we will be able to meet existing financial covenants or obtain other new financing on favorable terms, if at all.
Enactment of the “One Big Beautiful Bill Act” (OBBBA)
On July 4, 2025, President Donald Trump signed the “One Big Beautiful Bill Act” (OBBBA) into law, which is considered the enactment date under U.S. GAAP. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the effects of the new tax law have been recognized in the period of enactment. The impact of OBBBA to our income tax expense is immaterial.

Critical Accounting Estimates
There have been no material changes to the our Critical Accounting Estimates, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
The Company closed on the acquisitions of AJR Specialty and AJR Custom Foam in the second quarter of 2025 and TPI and UNIPEC in the third quarter of 2025. The 2025 acquisitions’ total assets and net sales constituted approximately 3.1% and 1.5%, respectively, of the Company’s consolidated total assets and net sales as shown on our condensed consolidated financial statements as of and for the nine months ended September 30, 2025. As the acquisitions occurred in the second and third quarters of fiscal 2025, the Company excluded all of the acquired businesses internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope within the first year of acquisition if specified conditions are satisfied.
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
ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4:    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5:    OTHER INFORMATION
During the third quarter of fiscal 2025, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
ITEM 6:    EXHIBITS

Exhibit No.	Description
3.01
Amended and Restated Certificate of Incorporation of UFP Technologies, Inc., dated June 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2023 (SEC File No. 001-12648)).

3.02	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2023 (SEC File No. 001-12648)).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_______________
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UFP TECHNOLOGIES, INC.

Date: November 7, 2025	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

Date: November 7, 2025	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)