Form 10-K
period 2025-12-31
UFP TECHNOLOGIES INC
filed 2026-02-27
CIK 914156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Yes ☐                          No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,814,993,392, based on the closing sales price of $244.16 per share of such stock on the NASDAQ Capital Market on June 30, 2025.
As of February 19, 2026, there were 7,713,300 shares of common stock, $0.01 par value per share, of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts of this Form 10-K Into Which Incorporated
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders.	Part III

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Management and representatives of UFP Technologies, Inc. (the “Company”) also may from time to time make forward-looking statements. These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects; the demand for its products, the well-being and availability of the Company’s employees, the continuing operation of the Company’s locations, delayed payments by the Company’s customers and the potential for reduced or canceled orders; statements about expectations regarding customer inventory levels; statements about the Company’s acquisition strategies and opportunities and the Company’s growth potential and strategies for growth; expectations regarding customer demand; expectations regarding the Company’s liquidity and capital resources, including the sufficiency of its cash reserves and the availability of borrowing capacity to fund operations and/or potential future acquisitions; anticipated revenues and the timing of such revenues; expectations about shifting the Company’s book of business to higher-margin, longer-run opportunities; anticipated trends and potential advantages in the different markets in which the Company competes, including the medical, aerospace and defense, automotive, consumer, electronics, and industrial markets, and the Company’s plans to expand in certain of its markets; statements regarding anticipated advantages the Company expects to realize from its investments and capital expenditures; statements regarding anticipated advantages to improvements and alterations at the Company’s existing plants; expectations regarding the Company’s manufacturing capacity, operating efficiencies, and new production equipment; statements about new product offerings and program launches; statements about the Company’s participation and growth in multiple markets; statements about the Company’s business opportunities; and any indication that the Company may be able to sustain or increase its net sales, earnings or earnings per share, or its sales, earnings or earnings per share growth rates.
Investors are cautioned that such forward-looking statements involve risks and uncertainties that could adversely affect the Company’s business and prospects, and otherwise cause actual results to differ materially from those anticipated by such forward-looking statements, or otherwise, including without limitation: our financial condition and results of operations, including risks relating to substantially decreased demand for the Company’s products; risks relating to the potential closure of any of the Company’s facilities or the unavailability of key personnel or other employees; risks that the Company’s inventory, cash reserves, liquidity or capital resources may be insufficient; risks relating to delayed payments by our customers and the potential for reduced or canceled orders; risks related to customer concentration; risks related to global conflict or civil unrest to the efficacy of our manufacturing process; risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our financing arrangements, and whether any available financing may be sufficient to address our needs; risks associated with efforts to shift the Company’s book of business to higher-margin, longer-run opportunities; risks associated with the Company’s entry into and growth in certain markets; risks and uncertainties associated with seeking and implementing manufacturing efficiencies and implementing new production equipment; risks associated with governmental regulations and/or sanctions affecting the import and export of products, including global trade barriers, additional taxes, tariff increases or uncertainties, cash repatriation restrictions, retaliations and boycotts between the U.S. and other countries; risks associated with the usage of artificial intelligence technologies; risks associated with domestic, regional and global political risks and uncertainties; risks and uncertainties associated with growth of the Company’s business and increases to sales, earnings and earnings per share; risks relating to cybersecurity, including cyber-attacks on the Company’s information technology infrastructure, products, suppliers, customers and partners, and cybersecurity-related regulations, and the potential consequences of the Cyber Incident defined in Item 1A “Risk Factors” could result in data or financial loss, reputational harm, business disruption, damage to our relationships with customers, consumers, employees and third parties on which we rely, litigation, regulatory investigations, enforcement actions or other negative impacts under cybersecurity related regulations or otherwise; risks associated with our or third-party use of artificial intelligence technologies; risks associated with new product and program launches; risks relating to our performance and the performance of our counterparties under the agreements we have entered into; the risk that our two largest customers, on whom we depend for a substantial portion of our annual revenues, will not purchase the expected volume of goods under the supply agreements we have entered into with them because, among other things, they no longer require the products at all or to the degree they anticipated or because, among other things, Intuitive Surgical SARL, our largest customer, decides to manufacture the products itself or through one of its affiliates it obtains the products from other listed suppliers specified in our agreement; the risk that we will not achieve expected rebates under the applicable supply agreement; and risks relating to our ability to maintain increased levels of production at profitable levels, if at all; or to continue to increase production rates and risks relating to disruptions and delays in our supply chain or labor force. Accordingly, actual results may differ materially.
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
ITEM 1.     BUSINESS
The Company is a contract development and manufacturing organization that specializes in single-use and single-patient medical devices. The Company is a vital link in the medical device supply chain and a valued outsourcing partner to many of the world's top medical device manufacturers. Our single-use and single-patient devices and components are used in a wide range of medical devices and packaging for minimally invasive surgery, infection prevention, wound care, wearables, orthopedic soft goods, and orthopedic implants.
The Company was incorporated in the State of Delaware in 1993.
The consolidated financial statements of the Company include the accounts and results of operations of UFP Technologies, Inc. and its wholly owned subsidiaries, as well as its share of minority-owned equity investments. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Market Overview
The applications for the Company’s products are numerous and diverse. The Company’s products are primarily sold to customers within the medical market. The global medical market is large and growing but the Company targets in specific segments where its development and manufacturing expertise and access to highly specialized materials helps customers differentiate products, improve patient outcomes, and increase their client’s speed to market. The product segments we target, and within which we operate, include minimally invasive surgery, infection control, orthopedics, interventional & surgical, surfaces & support, therapeutics, diagnostics, wound care, and biopharma.
Products
The Company’s products, which often are custom-made to its customers' specifications, are targeted at macro market trends and create specific opportunities in niche segments where the Company’s access to specialty materials, engineering know-how, and processing expertise can be leveraged to create value for its customers. Examples of its custom medical products include protective drapes for robotic surgery, patient handling and comfort, advanced wound care, infection prevention, disposables for surgical and endoscopic procedures, packaging for medical devices and orthopedic implants, components for cardiac implants, dispenser coils for catheters, and biopharma drug manufacturing. In general, the Company’s solutions are all aimed at improving treatment outcomes while reducing risk and cost.
Regulatory Climate and Environmental Considerations
The Company’s medical customers typically require Food and Drug Administration (“FDA”) approval for their products and therefore sometimes require their suppliers to manufacture in facilities that are FDA registered and comply with the International Organization for Standardization (“ISO”) 13485 quality standard for medical devices. The Company has nineteen manufacturing locations that are ISO 13485 certified and thirteen that are FDA registered. The Company designs products to provide optimum performance with minimum material. In addition, the     Company bales and disposes certain of its urethane and cross-linked foam scrap for use in various recycled products. The Company’s Newburyport MA facility utilizes solar power to provide approximately 6% of its electricity, with plans to increase capacity in the future. The Company is aware of public support for environmentally responsible packaging and products. Future government action may impose restrictions affecting the industry in which the Company operates. There can be no assurance that any such action will not adversely impact the Company’s products and business.
Marketing and Net Sales
The Company markets to its target customers by promoting specific solutions, materials, and manufacturing capabilities and services. The Company markets through websites, trade shows and expositions, social media, online advertising, emails, and press releases. Its relationships with key material suppliers are also an important part of its marketing and sales efforts. The Company markets and sells its products principally through a direct sales force. The Company’s commercial leaders, in conjunction with Company engineers, collaborate with customers and in-house design and manufacturing experts to develop custom-engineered solutions on a cost-effective basis. For the year ended December 31, 2025, two customers’ net sales were approximately 24.3% and 21.5% of net sales, respectively. No other customer’s net sales exceeded 10% of net sales. For additional information, see “Risk Factors - We depend on a small number of customers for a large percentage of our net sales. The loss of any such customer, a reduction in net sales to any such customer, or the decline in the financial condition of any such customer could have a material adverse effect on our business, financial condition, and results of operations.”

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
Patents and Other Proprietary Rights
The Company relies upon trade secrets, patents, and trademarks to protect its technology and proprietary rights. The Company believes the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how, and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has obtained patents and may continue to make efforts to obtain patents, when available, although there can be no assurance that any patent obtained will provide substantial protection or be of commercial benefit to the Company, or that its validity will be upheld if challenged. The Company has a total of 21 active patents relating to technologies primarily in the medical device, foam, and packaging fields, including lubricious extruded medical tubing, systems and methods for securing medical devices, medical device designs, radio frequency and thermal welding processes. The Company also has patent applications in process. There can be no assurance that any patent or patent application will provide significant protection for the Company’s products and technology or will not be challenged or circumvented by others. The expiration dates for the Company’s patents range from 2026 through 2044. The Company’s U.S. registered trademarks are: UFP TECHNOLOGIES®, UFP MEDTECH®, SHAPING INNOVATION®, FLEXSHIELD®, FIRMALITE®, BIOSHELL®, T‑TUBES®, T‑TUBE®, TRI‑COVERS®, DESIGN NAIL®, PRO‑STICKS®, CRYOSHELL®, CASE FIT®, ALLOSHELL®, FLASH SHINER®, MAMBO®, WINEPACKS®, UNITED FOAM®, and the Company’s STACKED U LOGO. Each trademark, trade name, or service mark of any other company appearing in this Report belongs to its respective holder.
Human Capital Management
As of January 24, 2026, the Company had a total of 4,846 full-time employees (compared to 4,146 full-time employees as of January 25, 2025) and 503 temporary workers (compared to 189 temporary workers at January 25, 2025). The Company is not a party to any collective bargaining agreements. The Company considers its employee relations to be good.
The Company strives to promote a workplace that is professional, provides opportunities for career growth and treats all workers with dignity and respect. The Company does not tolerate unlawful discrimination and harassment in the workplace; it expressly prohibits any form of unlawful discrimination or harassment based on race, color, religion, sex, sexual orientation, gender identity or expression, national origin, ethnicity, age, physical or mental disability, genetic information, military or veteran status, pregnancy, childbirth or related medical conditions, or any other legally protected status under applicable federal, state, or local law.
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
Safety
As an essential manufacturing company, the Company takes its responsibility for our employees’ health and safety seriously. Its corporate safety officer reports directly to the Vice President, Operations, Medtech and works with dedicated safety officers at each of our plants to implement safety programs and training. Safety audits are conducted regularly to ensure compliance.
ITEM 1A.     RISK FACTORS
The risks factors described below could materially impact our business, including our results of operations and financial results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial, or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties occur, our business, financial condition and operating results would likely suffer.
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
Our operating results depend in part on our ability to contain or reduce costs. There is substantial price competition in our industry and upward pressure on material and labor costs. Our success and profitability will depend on our ability to maintain a competitive cost and price structure.
Our efforts to maintain and improve profitability depend in part on our ability to maintain or reduce the costs of materials, components, supplies and labor. While the failure of any single cost containment effort by itself would most likely not significantly impact our results, we cannot give any assurance that we will be successful in controlling material and labor costs to maintain a competitive cost structure. There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure. We may have to reduce prices in the future to remain competitive. Also, our future profitability will depend in part upon our ability to continue to improve our manufacturing efficiencies and maintain a cost structure that will enable us to offer competitive prices in the face of upward pressure on material and labor costs. Our inability to maintain a competitive cost structure could have a material adverse effect on our business, financial condition and results of operations.
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
Our manufacturing facilities and warehouses in the Dominican Republic play a crucial role in the production of certain of our medical products. Our manufacturing facilities and warehouses may be damaged or our ability to use or access them may be disrupted as a result of civil unrest or other occurrences in Haiti. Such events may interfere with our manufacturing process, information systems, telecommunication services, and product delivery for sustained periods and may also make it difficult or impossible for employees to reach our business locations. Damage or destruction that interrupts our manufacturing facilities could adversely affect our reputation, our relationships with our largest customers, our leadership team’s ability to administer and supervise our business and cause us to incur substantial additional expenditures to repair or replace damaged equipment or facilities or commence alternate production locations.
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
A limited number of customers typically represent a significant percentage of our net sales in any given year. Our top ten customers represented approximately 68.8%, 68.1%, and 59.3% of our total net sales in 2025, 2024, and 2023, respectively. Two customers (Intuitive Surgical SARL and Stryker) comprised approximately 24.3% and 21.5%, respectively, of our net sales for the year ended December 31, 2025; two customers (Intuitive Surgical SARL and Stryker) comprised approximately 29.2% and 15.4%, respectively, of our net sales for the year ended December 31, 2024; one customer comprised approximately 28.1% of our net sales for the year ended December 31, 2023. The loss of a significant portion of our expected future net sales to any of our large customers could have a material adverse effect on our business, financial condition, and results of operations. Likewise, a material adverse change in the financial condition of any of these customers could have a material adverse effect on our ability to collect accounts receivable from any such customer. One customer represented approximately 32.1% of gross accounts receivable for the year ended December 31, 2025, and one customer represented approximately 34.0% of gross accounts receivable for the year ended December 31, 2024.
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
Our business strategy includes the acquisition of businesses and other business combinations that we expect will complement and expand our business. In addition, we may also pursue other strategic relationships or opportunities. We may not be able to successfully identify suitable acquisition or other strategic opportunities or complete any particular acquisition, combination, or other transaction on acceptable terms. Our identification of suitable acquisition candidates and strategic opportunities involves risks inherent in assessing the values, strengths, weaknesses, risks, and profitability of these opportunities including their effects on our business, diversion of our management’s attention and risks associated with unanticipated problems or unforeseen liabilities. Our failure to identify suitable acquisitions or other strategic opportunities may restrict our ability to grow. If we are successful in pursuing future acquisitions or strategic opportunities, we may be required to expend significant funds, incur additional debt, or issue additional securities, which may materially and adversely affect our results of operations and be dilutive to our stockholders. If we spend significant funds or incur additional debt, our ability to obtain financing for working capital or other purposes could decline and we may be more vulnerable to economic downturns and competitive pressures. In addition, we cannot guarantee that we will be able to finance additional acquisitions or that we will realize any anticipated benefits from acquisitions or other strategic opportunities that we complete. When and if we successfully acquire another business, the process of successfully integrating the acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of our existing business. Decreases in customer loyalty or product orders, failure to retain and develop the acquired workforce, failure to integrate financial reporting systems, failure to establish and maintain appropriate controls or unknown or contingent liabilities could adversely affect our ability to realize the anticipated benefits of an acquisition. The integration of an acquired business, whether or not successful, requires significant efforts which may result in additional expenses and divert the attention of our management and technical personnel from other projects. These transactions are inherently risky, and there can be no assurance that any past or future transaction will be successful.
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
Further, technological innovation by any of our existing competitors, including our customers, or new competitors entering any of the markets in which we do business, could put us at a competitive disadvantage and could cause us to lose market share. Increased competition for the sales of our products could result in price reductions, reduced margins, and loss of market share, which could materially affect our prospects, business, financial condition and results of operations.
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards, and other requirements may adversely impact our business and financial results.
Laws and regulations in various countries around the world with regards to cybersecurity, privacy and data protection are rapidly expanding and creating a complex compliance environment. These laws include evolving legislation with respect to the collection, storage, handling, use, disclosure, transfer, and security of personal data and the notification requirements in the event of unauthorized access to or acquisition of certain types of personal information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact that future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. Failure to comply with these laws may affect our reputation and operating results negatively, subject us to significant liabilities, costs or expenses, and may require significant management time and attention.
In some cases, these legal requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. In addition, some of the privacy and data protection laws and regulations in the U.S., the EU, China and other countries place restrictions on our ability to process personal data across our business or across country borders, and could impact our business and operations. Compliance with these laws, many of which entail substantial penalties for non-compliance, or future regulations could impose even greater compliance burdens and risks on us.
Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute violations under Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
The EU’s General Data Protection Regulation (the “GDPR”), the CCPA, and the data protection and security laws of other states and countries impose additional requirements with respect to disclosure and deletion of personal information of their residents, imposing penalties for violations and, in some cases, private right of action for data breaches. These laws, and similar legislation that is developing or has been recently enacted, impose transparency and other obligations with respect to personal data of their respective residents and provide residents with similar rights for certain types of data breaches. We have invested, and continue to invest, human and technology resources in our data compliance efforts that may be time-intensive and costly. Despite our efforts, there is a risk that we may be subject to fines and penalties for non-compliance and experience litigation, reputational harm and business interruption if we fail to protect the privacy of third-party data or to comply with the GDPR, CCPA, and other applicable data privacy and protection regimes.
Security breaches, including cybersecurity incidents and other disruptions could compromise our information, expose us to liability and harm our reputation and business.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees in our data centers and on our networks. The secure maintenance and transmission of this information is critical to our operations and business strategy. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission, and storage of confidential information. Computer hackers may attempt to penetrate our computer systems and, if successful, misappropriate personal or confidential business information. In addition, an employee, contractor, or other third-party with whom we do business may attempt to circumvent our security measures in order to obtain such information and may purposefully or inadvertently cause a breach involving such information. Despite the security measures we have in place and any additional measures we may implement in the future to safeguard our systems and to mitigate potential security risks, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, including the Cyber Incident (as defined below) . If unauthorized parties gain access to our systems or databases, such as with the Cyber Incident, or those of third parties on which we rely, they could be able to steal, publish, delete, hold ransom or modify our private and sensitive information, including payment information, personal information, and confidential and other proprietary business information. The Company, its customers, suppliers and business partners, as well as the Company’s employees, could suffer harm if valuable business data, or employee, customer and other confidential and proprietary information were corrupted, lost, accessed or misappropriated by third parties due to a cyber-attack, a security systems failure, or due to one of our third-party service providers or our employees.
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
Even the most well protected IT networks, systems and facilities remain potentially vulnerable because the techniques used in attempted cybersecurity attacks are continually evolving, and may not be recognized until after the attack is launched against a target or, in some instances, are designed not to be detected and, in fact, may not be detected. Any such compromise of the Company’s or any of our partners’ IT systems could result in unauthorized access, public disclosure, or loss of personal, sensitive, or confidential business information, could result in legal claims and proceedings, liability under applicable laws and regulatory penalties, and could disrupt the Company’s operations, require significant management attention and resources to remedy any damages that result, and damage the Company’s reputation and customer willingness to transact business with it, any of which could adversely affect its business.
We experienced a material information technology (“IT”) systems incident in February 2026, which could result in a number of potentially unknown outcomes, including but not limited to, litigation, regulatory investigations or enforcement actions, or reputational harm, any of which could have a material impact on our business operations, financial condition, or results of operations.
On or about February 14, 2026, the Company detected suspicious activity involving its IT systems (the “Cyber Incident”). Upon detecting the issue, the Company began taking steps to assess, contain, and remediate the unauthorized activity, including isolating the affected systems and launching an investigation with the assistance of external cybersecurity advisors. The incident appears to have impacted many but not all of the Company’s IT systems and affected functions such as billing and label making for customer deliveries. Certain Company or Company-related data appear to have been stolen or destroyed. Although the Company has ascertained that certain files were exfiltrated, it is still investigating the extent of any sensitive information contained in the accessed systems, including whether any personal information was exfiltrated. It is evaluating what legal and regulatory notifications and filings may be required as a result of this incident and will make such filings as are required based on its findings.
As a result of the Cyber Incident, we may be subject to business disruptions or governmental investigations, private litigation or other claims, which could result in fines, other monetary relief, or injunctive relief that could materially increase our data security costs, adversely impact how we operate our systems and collect and use personal information. If, as a result of any such governmental investigation, other investigation or claim, we are found to be in violation of applicable laws and regulations including, without limitation, any applicable data privacy and information security laws or regulations, we could be subject to legal risk, including governmental enforcement action and civil litigation, which could adversely affect our business, reputation, financial condition or results of operations.
Defending any such litigation claim or enforcement action, regardless of merit, and whether successful or unsuccessful, and cooperating with regulatory investigations, could be expensive and time-consuming and adversely affect our business, reputation, results of operations or financial condition. In addition, we may be adversely impacted by reputational harm or a loss of confidence in the security and integrity of our IT systems among customers, employees and business partners. As of the date hereof, the Cyber Incident has not had a material impact on the Company’s financial systems, operations or financial condition due in part to the Company’s planned solutions for the issues posed by the incident. There is no assurance these planned solutions will work in the future for the Cyber Incident or any future incident. While the Company’s investigation and assessment of the Cyber Incident is ongoing, as of the date hereof, the Company does not believe the incident is reasonably likely to materially impact the Company’s financial condition or results of operations. There can be no assurance that the Cyber Incident or any future cybersecurity incidents will not have a material impact on the Company’s future operations, financial systems or financial condition.
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
If we fail to accurately forecast component and raw material requirements for our products, we could incur additional costs and experience significant delays in shipments, which could have an adverse effect on the results of our business operations, and could damage our relationships with customers.
We use rolling forecasts based on anticipated product orders to determine our production requirements. It is important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and raw materials to manufacture our products. Lead times for our components and raw materials vary significantly and depend on multiple factors, including the specific supplier requirements, the size of the order, contract terms and current market demand. For substantial increases in our sales levels of certain products, some of our suppliers may need significant lead time. If we overestimate our component and raw material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and raw material requirements, we may encounter material shortages, which could interrupt production and delay delivery of our products to customers. Any of these occurrences could adversely affect our results of operations and damage our relationships with customers.
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
We cannot guarantee that our products, manufacturing processes or other methods do not infringe the patents or other intellectual property rights of third parties. Infringement and other intellectual property claims and proceedings brought against us, whether successful or not, could result in substantial costs and harm our reputation. Such claims and proceedings can also distract and divert our management and key personnel from other tasks important to the success of our business. In addition, intellectual property litigation or claims could force us to do one or more of the following:
•Cease selling or using any of our products that incorporate the asserted intellectual property, which would adversely affect our net sales;
•Pay substantial damages for past use of the asserted intellectual property;
•Obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and/or
•Redesign or rename, in the case of trademark claims, our products to avoid infringing the intellectual property rights of third parties, which may be costly and time-consuming, even if possible.
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
Our business is indirectly subject to healthcare industry cost containment and healthcare reform measures that could result in reduced sales of our products.
Several of our customers rely on third party payors, such as government programs and private health insurance plans, to reimburse some or all of the cost of the procedures in which our products are used. The continuing efforts of governments, insurance companies and other payors of healthcare costs to contain or reduce those costs could lead to patients being unable to obtain approval for payment from these third-party payors for procedures in which our products are used. If that occurs, sales of medical devices may decline significantly and our customers may reduce or eliminate purchases of our products, or demand further price reductions. The cost containment measures that healthcare payors are instituting both in the U.S. and internationally could reduce our revenues and harm our operating results.
In addition, in the U.S. and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to reform healthcare systems. Various elements of healthcare reforms, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way healthcare is developed and delivered and may have material adverse impact on numerous aspects of our business, results of operations and financial condition.
Expansion of our operations into markets outside of the U.S. subjects us to political, economic, legal, operational, and other risks that could have a material adverse effect on our business, results of operations, financial condition, cash flows and reputation.
We have recently added and expanded manufacturing facilities in Puerto Rico, the Dominican Republic, Ireland, Costa Rica, and Mexico. We may continue to expand our operations by offering our services and entering new lines of business in other markets outside of the U.S. This expansion increases our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include those relating to:
•Changes in the local economic environment including, among other things, labor cost increases and other general inflationary pressures;
•Political instability, armed conflicts, or terrorism;
•Public health crises, such as pandemics or epidemics;
•Social changes;
•Intellectual property legal protections and remedies;
•Trade regulations;
•Procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;
•Foreign currency;
•Additional U.S. and foreign taxes;
•Export controls;
•Antitrust and competition laws and regulations;
•Lack of reliable legal systems which may affect our ability to enforce contractual rights;
•Changes in local laws or regulations, or interpretation or enforcement thereof;
•Potentially longer ramp-up times for starting up new operations, and for payment and collection cycles;
•Financial, operational and information technology systems integration;
•Failure to comply with U.S. laws, such as the foreign corrupt practices act, or local laws that prohibit us, our partners, or our partners’ or our agents or intermediaries from making improper payments to foreign officials or any third party for the purpose of obtaining or retaining business; and
•Data and privacy restrictions.
•Foreign currency fluctuations
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
We have a policy placing controls around the use of AI in the enterprise. Further, certain of our third-party vendors utilize AI and machine learning technologies in furnishing services to us. As with many technological innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. By policy, we do not allow the upload of any personal or company confidential information to any AI tools except those from which we have obtained commercially reasonable assurances that such information will not be used other than to provide the services to the company (e.g., no training of models), nor will it be shared with any third party.

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
Changes in foreign currency rates could have a material adverse effect on our financial position, results of operations, and cash flows.
A portion of our revenue is derived from our European operations and includes transactions in Euros, while our products are mainly manufactured in the U.S. and the Dominican Republic. In the event of a decline in the value of the Euro, we typically experience a decline in our revenues and profit margins. If we increase the selling prices on our products sold in Europe in order to maintain profit margins and recover costs, we may lose customer sales to lower cost competitors. Consequently, a strong U.S. dollar may adversely affect reported revenues and our profitability.
Additionally, balances maintained in foreign currencies create additional financial exposure to changing foreign currency rates. If foreign currency rates were to change significantly, we could incur material losses. While we use foreign currency contracts and other risk management techniques to hedge our foreign currency exposures, we cannot be certain that our efforts will be adequate to protect us against significant foreign currency rate fluctuations or that such efforts will not expose us to additional exchange rate risks.
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
Our operating results could fluctuate from quarter to quarter, making forecasting future performance difficult and resulting in volatility in our stock price. These fluctuations are due to a variety of factors, including the following:
•timing of orders placed by our customers;
•our customers’ approach to inventory management;
•changes in the mix of our revenue represented by our various products and customers could result in reductions in our profits if the mix of our revenue represented by lower margin products increases;
•a portion of our costs are fixed in nature, which results in our operations being particularly sensitive to fluctuations in production volumes;
•increased costs and decreased availability of raw materials or supplies; and
•our ability to effectively execute on operational initiatives to drive manufacturing efficiencies.

Our international sales and operations are subject to a variety of market and financial risks and costs that could affect our profitability and operating results.
Our net sales to customers outside the U.S., which accounted for approximately 16.0%, of net sales for 2025, and our operations in Ireland, Mexico, Central America and the Caribbean are and could be subject to a number of risks and potential costs, including:
•changes in foreign economic conditions or regulatory requirements;
•changes in foreign currency exchange rates;
•local product preferences and product requirements;
•difficulties in enforcing agreements through foreign legal systems;
•less protection of intellectual property in some countries outside of the U.S.;
•trade protection measures and import and export licensing requirements;
•work force instability;
•political and economic instability;
•transportation delays or interruptions; and
•complex tax and cash management issues.
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
We have recorded deferred tax assets based on our assessment that we will be able to realize their benefits. Realization of deferred tax assets involve significant judgments and estimates which are subject to change and ultimately depends on generating sufficient taxable income of the appropriate character during the appropriate periods. Changes in circumstances may affect the likelihood of such realization, which in turn may trigger a write-down of our deferred tax assets, the amount of which would depend on a number of factors. A write-down would reduce our reported net income, which may adversely impact our financial condition or results of operations or cash flows. In addition, we are potentially subject to ongoing and periodic tax examinations and audits in various jurisdictions. An adjustment from a taxing authority, could result in higher tax costs, penalties and interest, thereby adversely impacting our financial condition, results of operations or cash flows.
We may never realize the full value of our intangible assets, which represent a significant portion of our total assets.
At December 31, 2025, we had $338.3 million of goodwill and other intangible assets, representing approximately 51.6% of our total assets. These intangible assets consist primarily of goodwill, trade names, intellectual property, customer lists and non-compete agreements arising from our acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized but are tested annually or upon the occurrence of certain events that indicate that the assets may be impaired. Definite lived intangible assets are amortized over their estimated useful lives and are tested for impairment upon the occurrence of certain events that indicate that the assets may not be recoverable. We may not receive the recorded value for our intangible assets if we sell or liquidate our business or assets. In addition, our significant amount of intangible assets increases the risk of a large charge to earnings in the event that the recoverability of these intangible assets is impaired. In the event of a significant charge to earnings, the market price of our common stock could be adversely affected. In addition, intangible assets with definite lives, which represent $140.8 million of our net intangible assets at December 31, 2025, will continue to be amortized. These expenses will continue to reduce our future earnings or increase our future losses. The accounting for intangible assets requires reliance on forward-looking estimates of sales and/or earnings. Estimating the future performance of our business is extremely challenging and the range of deviation from internal estimates could be more significant in this environment.
We have significant indebtedness that could adversely affect our operations, financial condition, and cash flows if we fail to meet certain financial covenants required by our debt agreements or if our access to capital markets is interrupted.

At December 31, 2025, the Company had approximately $135.5 million in outstanding borrowings under the Third Amended and Restated Credit Agreement and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. The outstanding indebtedness and the terms and covenants of the agreements under which this debt was incurred, could, among other things:
•require us to dedicate a large portion of our cash flow from operations to the servicing and repayment of our outstanding indebtedness, thereby reducing funds available for working capital, capital expenditures, acquisitions, and other general corporate requirements;
•limit our ability to obtain additional financing to fund future working capital, capital expenditures, and other general corporate requirements in the future;
•delay or prevent an otherwise beneficial takeover or takeover attempt of us;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;
•place us at a competitive disadvantage compared to our competitors that have less outstanding indebtedness; and
•adversely affect the market price of our common stock.

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
None.
ITEM 1C.     CYBERSECURITY
Risk management and strategy
The Company employs a multi-faceted approach to assess, identify, and manage material risks from cybersecurity threats. Components of our approach include the following:
•The Company aligns its cybersecurity program with the Center for Internet Security (“CIS”) framework of Critical Security Controls
•System penetration testing is performed by rotating third-party service providers at least every 18 months.
•System vulnerability testing performed by our cybersecurity partner who is System of Organization Controls (“SOC”) 2 certified and also assists with mitigation.
•Network assessments are performed regularly by both an internal continuous process and by qualified 3rd party cybersecurity service providers at least bi-annually.
•Facilitated incident response tabletop exercises conducted at least bi-annually by qualified cybersecurity service providers.
•Monitoring of Federal government alerts (CISA, FBI) and industry threat information is performed to stay current on the newest cybersecurity threats bad actor tactics.
•Multifactor authentication is required for all authorized users to access network resources which adds a second layer of protection from unauthorized entry to our systems.
•Associates are required to complete mandatory cybersecurity awareness training annually.
•We have Certified Information System Security Professional (“CISSP”) and Information Systems Security Management Professional (“ISSMP”) certifications among our internal security personnel.
•Automated phishing testing is used to assess the effectiveness of our cybersecurity awareness training.
The cybersecurity risk assessment process is part of the Company’s overall risk management process. The Company's cybersecurity partner helps us prioritize actions to improve compliance with CIS Critical Security Controls and assists with those actions. The Company also utilizes other third-party consultants and services in our process of assessing and managing cybersecurity risk for a diverse perspective of our cybersecurity practices and posture. To mitigate the risk of cybersecurity threats related to the use of third-party service providers, the Company obtains and reviews SOC reports from third parties when available, to provide assurance that the third-party has appropriate controls in place and has not identified any significant cyber issues.
As discussed in Item 1A “Risk Factors” on or about February 14, 2026, the Company detected the Cyber Incident. Upon detecting the Cyber Incident, the Company began taking steps to assess, contain, and remediate the unauthorized activity, including isolating the affected systems and launching an investigation with the assistance of external cybersecurity advisors. Through the Company’s efforts, the Company believes that the third party responsible for the Cyber Incident has been removed from the Company’s IT systems, and the Company’s ability to access information impacted by the Cyber Incident has been restored in all material respects. The incident appears to have impacted many but not all of the Company’s IT systems and affected functions such as billing and label making for customer deliveries. Certain Company or Company-related data appear to have been stolen or destroyed. As a result of the Company’s contingency plans and data backup systems, the Company had implemented planned solutions for the issues posed by the incident. The Company’s operations have continued since the detection of the Cyber Incident in all material respects.

Although the Company has ascertained that certain files were exfiltrated, it is still investigating the extent of any sensitive information contained in the accessed systems, including whether any personal information was exfiltrated. It is evaluating what legal and regulatory notifications and filings may be required as a result of this incident and will make such filings as are required based on its findings. The Company continues to investigate the nature and scope of the unauthorized access.
The Company currently expects that a significant portion of its direct costs incurred relating to containing, investigating and remediating the cybersecurity incident will be reimbursed through insurance recoveries though there is no assurance these recoveries will be adequate.

As of the date hereof, the Cyber Incident has not had a material impact on the Company’s financial systems, operations or financial condition, and, while the Company’s investigation and assessment of this incident is ongoing, the Company does not believe the Cyber Incident is reasonably likely to materially impact the Company’s financial condition or results of operations.

The Company does not believe that any risks from cybersecurity threats such as the Cyber Incident have materially affected or are reasonably likely to affect our business strategy, results of operations, or financial condition. See Item 1A “Risk Factors” for a summary of certain cybersecurity risks, including the risks under the headings “Security breaches, including cybersecurity incidents and other disruptions could compromise our information, expose us to liability and harm our reputation and business” and “We experienced a material information technology (“IT”) systems incident in February 2026, which could result in a number of potentially unknown outcomes, including but not limited to, litigation, regulatory investigations or enforcement actions, or reputational harm, any of which could have a material impact on our business operations, financial condition, or results of operations.”

Governance
General risk assessment and management oversight resides with the Company’s Board of Directors. The Company’s Audit Committee has oversight of financial risks and is in charge of reviewing the Company’s information security disclosures and incident reporting related to cybersecurity. The Company’s Board of Directors reviews the Company’s information security procedures and evaluates management’s assessment of materiality for cyber incidents. The Board of Directors is formally updated on cybersecurity risks no less than annually. Management is responsible for assessing and managing material risks from cybersecurity threats. This responsibility primarily resides with the VP of Information Technology and his qualified team, including dedicated cybersecurity personnel. The qualifications of the Information Technology team include a combination of formal education (e.g. Master’s degrees in Cybersecurity and Information Assurance); CISSP and ISSMP certifications and, over 100 years of combined Information Technology experience. Management’s process for monitoring prevention, detection, mitigation, and remediation of cybersecurity incidents is summarized above in the Risk management and strategy section.]

ITEM 2.     PROPERTIES
The following table presents certain information relating to each of the Company’s design and manufacturing properties:

Location	Square Feet	Lease Expiration Date	Principal Use
Newburyport, Massachusetts	183,000	Company Owned	Headquarters, fabrication, molding, tooling, test lab, clean room, warehousing, and engineering
Grand Rapids, Michigan	255,260	Company Owned	Fabrication, molding, warehousing, and engineering
St. Charles, Illinois	177,891	6/30/2029	Distribution, manufacturing, and warehousing
El Paso, Texas	127,730	Company Owned	Warehousing, fabrication
Chicopee, Massachusetts	103,792	Company Owned	Fabrication, molding, clean room, warehousing, and engineering
Tijuana, Mexico	83,526	2/28/2032	Fabrication, molding, and warehousing
Providence, Rhode Island	79,535	9/30/2028	Fabrication, molding, clean room, and warehousing
La Romana, Dominican Republic	56,265	12/31/2029	Fabrication, molding, clean room, and warehousing
Rancho Dominguez, California	56,000	10/31/2027	Fabrication, molding and engineering
La Romana, Dominican Republic	51,970	8/31/2030	Fabrication, molding, clean room, and warehousing
Santiago Norte, Dominican Republic	49,425	12/16/2029	Distribution, manufacturing, and warehousing
Kissimmee, Florida	49,400	Company Owned	Fabrication, molding, test lab and engineering
La Romana, Dominican Republic	40,921	12/31/2028	Fabrication, molding, clean room, and warehousing
Navan, Ireland	40,000	10/6/2041	Distribution, manufacturing, and warehousing
Santiago Norte, Dominican Republic	39,414	12/1/2029	Distribution, manufacturing, and warehousing
Galway, Ireland	35,069	Company Owned	Fabrication, molding, clean room, and warehousing
Añasco, Puerto Rico	32,210	2/28/2027	Manufacturing and clean room
Denver, Colorado	28,383	Company Owned	Fabrication, molding and engineering
La Romana, Dominican Republic	26,468	12/31/2025	Fabrication, molding, clean room, and warehousing
Dover, New Hampshire	22,500	Company Owned	Distribution, manufacturing, and warehousing
Denver, Colorado	18,270	Company Owned	Fabrication and molding
La Romana, Dominican Republic	16,557	12/31/2028	Fabrication, molding, clean room, and warehousing
La Romana, Dominican Republic	15,266	12/31/2026	Fabrication, molding, clean room, and warehousing
La Aurora, Heredia, Costa Rica	15,069	12/19/2027	Fabrication, molding, clean room, and warehousing
Dover, New Hampshire	14,400	1/31/2027	Distribution, manufacturing, and warehousing
La Aurora, Heredia, Costa Rica	14,200	8/31/2030	Fabrication, molding, clean room, and warehousing
Tallahassee, Florida	12,000	Company Owned	Distribution, manufacturing, and warehousing
Galway, Ireland	11,500	12/31/2025	Fabrication, molding, clean room, and warehousing
Kennesaw, Georgia	11,017	12/31/2027	Warehousing
Rockville, Maryland	9,291	7/31/2027	Fabrication and molding
Huntsville, Alabama	9,000	6/30/2031	Engineering, design, and fabrication
La Romana, Dominican Republic	4,209	5/31/2032	Meeting rooms and offices
La Romana, Dominican Republic	56,265	12/31/2029	Fabrication, molding, clean room, and warehousing
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
PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price
The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “UFPT”. The following table sets forth the range of high and low quotations for the common stock as reported by NASDAQ for the quarterly periods from January 1, 2024 to December 31, 2025:

Year Ended December 31, 2024	High	Low
First Quarter	$252.20	$155.66
Second Quarter	$263.87	$205.94
Third Quarter	$358.42	$283.66
Fourth Quarter	$346.29	$238.73

Year Ended December 31, 2025	High	Low
First Quarter	$285.05	$198.85
Second Quarter	$253.30	$186.83
Third Quarter	$252.55	$190.04
Fourth Quarter	$245.60	$185.28
Number of Stockholders
As of February 19, 2026, there were 79 holders of record of the Company’s common stock.
Since many of the shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of beneficial stockholders represented by these holders of record.
Dividends
The Company did not pay any dividends in 2025 or 2024. The Company presently intends to retain all its earnings to provide funds for the operation of its business and strategic acquisitions, although it would consider paying cash dividends in the future. Any decision to pay dividends will be at the discretion of the Company’s board of directors and will depend upon the Company’s operating results, strategic plans, capital requirements, financial condition, provisions of the Company’s borrowing arrangements, applicable law and other factors the Company’s board of directors considers relevant.
ITEM 6.     [Reserved]
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
UFP Technologies, Inc. is a contract development and manufacturing organization that specializes in single-use and single-patient medical devices. We are a vital link in the medical device supply chain and a valued outsourcing partner to many of the world's top medical device manufacturers. Our single-use and single-patient devices and components are used in a wide range of medical devices and packaging for minimally invasive surgery, infection prevention, wound care, wearables, orthopedic soft goods, and orthopedic implants.

Our current strategy includes further organic growth and growth through strategic acquisitions.
Net sales for the year ended December 31, 2025 increased 19.5% to $602.8 million from $504.4 million in the same period last year. The increase was primarily attributable to 23.2% growth in sales to customers in the medical market, which was largely due to sales from the companies we acquired in 2024 and 2025 (See Note 2 for further information regarding these acquisitions). These companies collectively contributed approximately $168.3 million in sales for the year ended December 31, 2025 compared to $73.1 million in the same period last year. Organic sales growth was 1.5% for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Net sales from our largest two customers, Intuitive Surgical SARL and Stryker Corporation, were 24.3% and 21.5%, respectively, of our total net sales for the year ended December 31, 2025. Intuitive Surgical SARL and Stryker comprised approximately 29.2% and 15.4%, respectively, of our net sales for the year ended December 31, 2024.

In 2025, we executed a post-acquisition review of our AJR labor force’s United States employment eligibility through E-Verify protocols. This review has resulted in significant workforce turnover during the year (the "AJR Labor Issue"). Attention spent by experienced employees training new direct and indirect employees in our standards and policies has decreased productivity and therefore, has created inefficiencies in our AJR operations. To address the AJR Labor Issue, we recruited legally eligible replacement associates. We estimate that the AJR Labor Issue added over $6.3 million in incremental labor cost to our cost-of-sales for year ended December 31, 2025.
Impact of Tariffs
In 2025, the United States imposed increased tariffs on foreign imports into the United States, including all the countries in which we manufacture goods outside the United States and also the countries in which our customers operate. Although agreements have been made with various countries, the tariff policy environment remains dynamic, particularly in light of recent Supreme Court decisions, and we cannot predict what additional actions may ultimately be taken by the United States or other governments with respect to tariffs or trade relations, including retaliatory trade measures taken by other countries in response to existing or future United States tariffs or other measures. We estimate that tariffs not reimbursed by customers were immaterial to our 2025 results.
Cyber Incident
On or about February 14, 2026, the Company detected the Cyber Incident (as defined in Item 1C, Cybersecurity). As of the date hereof, the incident has not had a material impact on the Company’s financial systems, operations or financial condition. While the Company’s investigation and assessment of this incident is ongoing, as of the date of this filing, the Company believes its primary IT systems are operational in all material respects and the Company does not believe the incident is reasonably likely to materially impact the Company’s financial condition or results of operations. There can be no assurance that the Cyber Incident or any future cybersecurity incidents will not have a material impact on the Company’s future operations, financial systems or financial condition. See Item 1A “Risk Factors” under the headings “Security breaches, including cybersecurity incidents and other disruptions could compromise our information, expose us to liability and harm our reputation and business” and “We experienced a material information technology (“IT”) systems incident in February 2026, which could result in a number of potentially unknown outcomes, including but not limited to, litigation, regulatory investigations or enforcement actions, or reputational harm, any of which could have a material impact on our business operations, financial condition, or results of operations,” and the discussion in Item 1C, Cybersecurity.

Results of Operations
The following table sets forth, for the years indicated, the percentage of net sales represented by the items as shown in the Company’s Consolidated Statements of Income:

	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.7%	70.9%	71.9%
Gross profit	28.3%	29.1%	28.1%
Selling, general, and administrative expenses	12.8%	12.3%	12.7%
Acquisition costs	0.1%	0.5%	0.0%
Change in fair value of contingent consideration	—%	0.2%	0.9%
Loss (gain) on sale of fixed assets	0.0%	0.0%	0.1%
Operating income	15.3%	16.1%	14.4%
Interest expense, net	1.6%	1.6%	0.9%
Income before taxes	13.7%	14.5%	13.5%
Income tax expense	2.4%	2.8%	2.3%
Net income from consolidated operations	11.3%	11.7%	11.2%
2025 Compared to 2024
Net Sales
Net sales increased 19.5% to $602.8 million for the year ended December 31, 2025, from net sales of $504.4 million for the same period in 2024. The increase in net sales is primarily due to increased sales to customers in the medical market of 23.2%. This increase includes sales from the companies we acquired in 2024 and 2025, which collectively contributed approximately $168.3 million in sales during the year ended December 31, 2025 compared to $73.1 million in the same period last year.
Gross profit as a percentage of net sales (“Gross Margin”) decreased to 28.3% for the year ended December 31, 2025, from 29.1% in 2024. As a percentage of net sales, material costs decreased 3.0% while overhead and labor costs collectively increased 3.8%. Absent the impact on Gross Margins from the AJR Labor Issue, gross margins for the year ended December 31, 2025 would have been 29.3%.
Selling, General and Administrative Expenses
Selling, General, and Administrative Expenses (“SG&A”) increased approximately 24.5% to $77.4 million for the year ended December 31, 2025, from $62.2 million in 2024. The increase is primarily attributable to increased headcount and other back-office resources for the year ended December 31, 2025 as compared to the year ended December 31, 2024. SG&A from our 2024 and 2025 acquisitions collectively contributed approximately $17.8 million in SG&A during the year ended December 31, 2025, as compared to $7.1 million during the year ended December 31, 2024. As a percentage of sales, SG&A increased to 12.8% for the year ended December 31, 2025, from 12.3% for the same period last year.
Acquisition Costs
We incurred approximately $0.3 million in costs associated with acquisition related activities which were charged to expense for the year ended December 31, 2025, as compared to $2.5 million for the year ended December 31, 2024. These costs were primarily for legal, due diligence and valuation services and are reflected on the face of the consolidated statements of comprehensive income.
Change in fair value of contingent consideration
In connection with the acquisitions of Welch and Marble in 2024, and DAS Medical in 2021, we are required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The total potential contingent consideration payments for the Welch, Marble and DAS Medical acquisitions were $6.0 million, $0.5 million, and $20.0 million, respectively, as of each acquisition date. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $0.8 million, $0.4 million and $5.2 million for the Welch, Marble and the DAS Medical acquisitions, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. We paid approximately $5.3 million during the year ended December 31, 2025, related to contingent consideration. The fair value of the liability for the contingent consideration payments recognized at December 31, 2025 totaled approximately $5.3 million out of the remaining potential payments of $7.3 million. The change in fair value of contingent consideration for the Welch, Marble, and DAS Medical acquisitions resulted in an expense of approximately $0.3 million and $1.0 million, respectively, for the years ended December 31, 2025 and 2024. The change in fair value of contingent consideration for the acquisitions is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.
Interest expense, net
Net interest expense was approximately $9.8 million and $8.1 million for the years ended December 31, 2025 and 2024, respectively. The increase in net interest expense for the year ended December 31, 2025 was primarily due to higher average debt in 2025 as compared to 2024. Interest income was immaterial.
Other Expense (Income)
Other expense was less than $0.1 million for the year ended December 31, 2025. Other income was $0.2 million for the year ended December 31, 2024. The changes in other expense (income) are primarily generated by equity method investment income in 2025 and foreign currency transaction gains/losses in both 2025 and 2024.
Income Taxes
We recorded income tax expense, as a percentage of income before income tax expense, of 17.2% for the year ended December 31, 2025 compared to 19.2% for the same period in 2024. The decrease in the effective tax rate for the current period as compared to the prior period is largely due to a shift in mix or pre-tax income to jurisdictions where we are taxed at a favorable rate as well as increased discrete tax benefits associated with vested equity and a state tax refund.
The effective tax rate for the year differs from the federal statutory rate of 21% due to favorable rates in foreign countries, federal deductions available for certain exported goods and federal credits, offset by state income taxes and disallowed compensation under section 162M of the Internal Revenue Code.
We note the potential for volatility in our effective tax rate, as any windfall or shortfall tax benefits related to our share-based compensation plans will be recorded directly into income tax expense.
For more information about the Company’s results of operations of 2024 compared to 2023, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — 2024 Compared to 2023” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 3, 2025.
Liquidity and Capital Resources
We generally fund our operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.
Cash Flows
Net cash provided by operations for the year ended December 31, 2025 was approximately $91.9 million and was primarily a result of net income generated of approximately $68.3 million, depreciation and amortization of approximately $19.2 million, and share-based compensation of approximately $8.9 million for the year ended December 31, 2025.

Net cash used in investing activities for the year ended December 31, 2025 was approximately $27.6 million and was primarily the result of additions of manufacturing machinery and equipment and various building improvements, as well as the acquisitions of AJR Specialty, AJR Custom Foam, TPI, and UNIPEC.
Net cash used in financing activities was approximately $58.2 million for the year ended December 31, 2025 and was primarily the result of payments on the revolving line of credit of approximately $110.1 million and principal payments of long-term debt of approximately $12.5 million, partially offset by proceeds from advances on revolving line of credit of $68.7 million.
Outstanding and Available Debt
On June 27, 2024, we, as the borrower, entered into a secured $275 million Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with certain of our subsidiaries (the “Subsidiary Guarantors”) and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer, and certain other lenders from time-to-time party thereto.
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
The Third Amended and Restated Credit Facilities call for interest at Secured Overnight Financing Rate (“SOFR”) plus a margin that ranges from 1.25% to 2.25% or, at our discretion, the bank’s prime rate plus a margin that ranges from .25% to 1.25%. In both cases the applicable margin is dependent upon performance. Under the Third Amended and Restated Credit Agreement, we are subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Third Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.
At December 31, 2025, we had approximately $135.5 million in outstanding borrowings under the Third Amended and Restated Credit Agreement, and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At December 31, 2025, the weighted average interest rate was approximately 5.1% and we were in compliance with all covenants under the Third Amended and Restated Credit Agreement.
Long-term debt consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Revolving credit facility	$26,080	$67,500
Term loan	109,375	121,875
Total long-term debt	135,455	189,375
Current portion	(12,500)	(12,500)
Long-term debt, excluding current portion	$122,955	$176,875

Future maturities of long-term debt at December 31, 2025 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
2026	$12,500	$—	$12,500
2027	12,500	—	12,500
2028	12,500	—	12,500
2029	71,875	26,080	97,955
	$109,375	$26,080	$135,455
Future Liquidity
We require cash to pay for operating expenses, purchase capital equipment, and to service its contractual obligations. Our principal sources of funds are our operations and our Second Amended and Restated Credit Agreement. We generated cash of approximately $91.9 million from operations during the year ended December 31, 2025. We cannot guarantee that our operations will generate cash in future periods. Our longer-term liquidity is contingent upon future operating performance and the availability of draws on our revolving credit facility. Further, the economic uncertainty resulting from events including inflation, bank failures, and other factors beyond our control could affect our long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.
We plan to continue to add capacity to enhance operating efficiencies in our manufacturing plants and accommodate anticipated growth in demand. We may consider additional acquisitions of companies, technologies, or products that are complementary to our business. We believe that our existing resources, including our revolving credit facility, together with cash expected to be generated from operations, will be sufficient to fund our cash flow requirements, including capital asset acquisitions, through the next twelve months.
We may also require additional capital in the future to fund capital expenditures, acquisitions, or other investments. These capital requirements could be substantial. We anticipate that any future expansion of our business will be financed through existing resources, cash flow from operations, our revolving credit facility, or other new financing. We cannot guarantee that it will be able to meet existing financial covenants or obtain other new financing on favorable terms, if at all.
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
Critical Accounting Estimates
The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, net sales, and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those listed below, on an ongoing basis. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, including current and anticipated worldwide economic conditions, both in general and specifically in relation to the packaging and component product industries, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Report. We do not believe that any of the significant accounting policies required significant judgment and estimates in the preparation of our consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion of our market risk includes “forward-looking statements” that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statements.
Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates, foreign exchange rates, and equity prices. At December 31, 2025, our cash and cash equivalents consisted primarily of bank accounts in U.S. dollars, and their valuation would not be affected by market risk. Interest under our credit facilities with Bank of America, N.A. call for interest at SOFR plus a margin that ranges from 1.25% to 2.25% or, at the discretion of the Company, the bank’s prime rate plus a margin that ranges from .25% to 1.25%. Therefore, future operations could be affected by interest rate changes. As of December 31, 2025, the applicable weighted average interest rate was approximately 5.1%.
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The consolidated financial statements and supplementary data of the company are listed under Part IV, Item 15, in this Report.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
We closed on the acquisitions of AJR Specialty and AJR Custom Foam in the second quarter of 2025 and TPI and UNIPEC in the third quarter of 2025. The 2025 acquisitions’ total assets and net sales constituted approximately 2.4% and 2.0%, respectively, of our consolidated total assets and net sales as shown on our consolidated financial statements as of and for the period ended December 31, 2025. As the acquisitions occurred in fiscal 2025, we excluded these businesses' internal control over financial reporting from the scope of the assessment of the effectiveness of our disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope within the first year of acquisition if specified conditions are satisfied.
We closed the acquisitions of Marble, AJR, Welch and AQF all in fiscal 2024. As of this annual report on Form 10-K, we have now included these businesses' internal control over financial reporting into the scope of the assessment of the effectiveness of our disclosure controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.
Management conducted an assessment of our internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Except as described above relating to the 2025 acquisitions, based on the assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting is effective.
Except as described above, there was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in its report which is included under Part IV, Item 15, in this Report.
ITEM 9B.     OTHER INFORMATION
Insider Trading Arrangements and Policies
During the fourth quarter of 2025, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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

Number	Description of Exhibit
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

Number	Description of Exhibit
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

10.29	Form of 2023 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023 (SEC File No. 001-12648)). #
10.30	Form of 2023 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 21, 2023 (SEC File No. 001-12648)). #

Number	Description of Exhibit
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
10.38
Employment Offer Letter, Mitchell C. Rock, dated February 10, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2026 (SEC File No. 001-12648)). ^

10.39
Form of Executive Severance Agreement, Mitchell C. Rock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2026 (SEC File No. 001-12648)). †

10.40	Form of 2026 CEO Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2026 (SEC File No. 001-12648)).
10.41	Form of 2026 Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2026 (SEC File No. 001-12648)).
10.42	Form of Performance Share Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2026 (SEC File No. 001-12648)).^
10.43
Manufacturing Supply Agreement between Das Medical International SRL and Intuitive Surgical SARL dated April 25, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2024 (SEC File No. 001-12648)).^

10.44
Amendment No. 24 to Manufacturing Supply Agreement between Das Medical International SRL and Intuitive Surgical SARL dated March 15, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 18, 2024 (SEC File No. 001-12648)).^

10.45
Amendment No 27 to the Manufacturing Supply Agreement between Das Medical International SRL and Intuitive Surgical SARL dated February 19, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2026 (SEC File No. 001-12648)).^

10.46
Supplier Letter Agreement between Sage Products, LLC and AJR Enterprises, LLC, dated March 31, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2025 (SEC File No. 001-12648)). ^

10.47
Amended and Restated Supplier Letter Agreement between Sage Products, LLC and AJR Enterprises, LLC, dated March 26, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2025 (SEC File No. 001-12648). ^

10.48
Amended and Restated Credit Agreement, dated June 27, 2024, between and among UFP Technologies, Inc., certain of its subsidiaries as guarantors and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2024 (SEC File No. 001-12648)).^

Number	Description of Exhibit
10.49
Securities Purchase Agreement, dated as of July 1, 2024, by and among AJR Enterprises, LLC, a limited liability company and its purchase price beneficiaries and UFP Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2024 (SEC File No. 001-12648)).

19.0	Inside Trading Policy. *
21.01	Subsidiaries of the Company. *
23.01	Consent of Grant Thornton LLP. *
31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
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
*Filed herewith.
**Furnished herewith.
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
†    Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules, or any section thereof, to the SEC upon request.
ITEM 16.     Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFP TECHNOLOGIES, INC.

Date:	February 27, 2026	By:	/s/ R. Jeffrey Bailly
R. Jeffrey Bailly, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ R. Jeffrey Bailly	Chairman, Chief Executive Officer,	February 27, 2026
R. Jeffrey Bailly	and Director

/s/ Ronald J. Lataille	Chief Financial Officer, Senior Vice President,	February 27, 2026
Ronald J. Lataille	Principal Financial and Accounting Officer

/s/ Daniel C. Croteau	Director	February 27, 2026
Daniel C. Croteau

/s/ Cynthia Feldmann	Director	February 27, 2026
Cynthia Feldmann

/s/ Marc Kozin	Director	February 27, 2026
Marc Kozin

/s/ Thomas Oberdorf	Director	February 27, 2026
Thomas Oberdorf

/s/ Joseph John Hassett	Director	February 27, 2026
Joseph John Hassett

/s/ Symeria Hudson	Director	February 27, 2026
Symeria Hudson

UFP TECHNOLOGIES, INC.
Consolidated Financial Statements
and Financial Statement Schedule
As of December 31, 2025 and 2024
And for the Years Ended December 31, 2025, 2024, and 2023
With Reports of Independent Registered Public Accounting Firm

UFP TECHNOLOGIES, INC.
Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
UFP Technologies, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2026 expressed an unqualified opinion.
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
Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2005.
Boston, Massachusetts
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
UFP Technologies, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of UFP Technologies, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.
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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of AJR Specialty Products, AJR Custom Foam, Techno Plastics Industries, Inc., and Universal Plastics & Engineering Company, Inc., wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting 2.4 percent and 2.0 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. As indicated in Management’s Report, these subsidiaries were acquired during 2025. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of these subsidiaries.
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
/s/ GRANT THORNTON LLP
Boston, Massachusetts
February 27, 2026

UFP TECHNOLOGIES, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
Assets	2025	2024
Current assets:
Cash and cash equivalents	$20,301	$13,450
Receivables, net	82,914	84,677
Inventories	86,856	87,536
Prepaid expenses	5,620	4,303
Refundable income taxes	5,310	4,979
Total current assets	201,001	194,945
Property, plant and equipment, net	79,109	70,564
Goodwill	197,403	189,657
Intangible assets, net	140,849	144,252
Non-qualified deferred compensation plan	7,465	6,174
Right of use assets	18,879	16,148
Equity method investment	6,927	6,808
Other assets	3,444	447
Total assets	$655,077	$628,995

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,289	$24,269
Accrued expenses	28,796	30,410
Deferred revenue	4,240	4,667
Lease liabilities	5,037	4,226
Income taxes payable	—	223
Current portion of long-term debt	12,500	12,500
Total current liabilities	74,862	76,295
Long-term debt, less current portion	122,955	176,875
Deferred income taxes	9,211	3,296
Non-qualified deferred compensation plan	6,657	6,193
Lease liabilities	13,990	12,432
Other liabilities	3,525	11,144
Total liabilities	231,200	286,235
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 7,742,859 and 7,713,300 shares issued and outstanding, respectively at December 31, 2025; and 7,706,344 and 7,676,785 shares issued and outstanding, respectively, at December 31, 2024	77	77
Additional paid-in capital	45,865	40,934
Retained earnings	374,814	306,501
Accumulated other comprehensive income (loss)	3,708	(4,165)
Treasury stock at cost, 29,559 shares at December 31, 2025 and 2024	(587)	(587)
Total stockholders' equity	423,877	342,760
Total liabilities and stockholders' equity	$655,077	$628,995
The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.
Consolidated Statements of Comprehensive Income
(In thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Net sales	$602,797	$504,421	$400,072
Cost of sales	432,387	357,728	287,847
Gross profit	170,410	146,693	112,225
Selling, general, and administrative expenses	77,439	62,218	50,889
Acquisition costs	334	2,520	—
Change in fair value of contingent consideration	261	952	3,527
Loss on disposal of property, plant and equipment	38	106	145
Operating income	92,338	80,897	57,664
Interest expense, net	9,804	8,061	3,645
Other expense (income)	21	(189)	117
Income before income tax provision	82,513	73,025	53,902
Income tax expense	14,200	14,044	8,978
Net income	$68,313	$58,981	$44,924
Net income per common share outstanding:
Basic	$8.87	$7.69	$5.89
Diluted	$8.75	$7.58	$5.83
Weighted average common shares outstanding:
Basic	7,705	7,668	7,624
Diluted	7,804	7,785	7,701

Comprehensive Income
Net Income	$68,313	$58,981	$44,924
Other comprehensive income (loss):
Foreign currency translation adjustment	7,873	(4,433)	878
Other comprehensive income (loss)	7,873	(4,433)	878
Comprehensive income	$76,186	$54,548	$45,802
The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2022	7,582	$76	$36,070	$202,596	$(610)	30	$(587)	$237,545
Share-based compensation	55	—	4,641	—	—	—	—	4,641
Exercise of stock options	25	—	680	—	—	—	—	680
Net share settlement of RSU's	(22)	—	(2,641)	—	—	—	—	(2,641)
Issuance of Common Stock	—	—	64	—	—	—	—	64
Other comprehensive income	—	—	—	—	878	—	—	878
Net income	—	—	—	44,924	—	—	—	44,924
Balance at December 31, 2023	7,640	$76	$38,814	$247,520	$268	30	$(587)	$286,091
Share-based compensation	52	1	6,841	—	—	—	—	6,842
Exercise of stock options	8	—	233	—	—	—	—	233
Net share settlement of RSU's	(23)	—	(4,954)	—	—	—	—	(4,954)
Other comprehensive loss	—	—	—	—	(4,433)	—	—	(4,433)
Net income	—	—	—	58,981	—	—	—	58,981
Balance at December 31, 2024	7,677	$77	$40,934	$306,501	$(4,165)	30	$(587)	$342,760
Share-based compensation	45	—	8,854	—	—	—	—	8,854
Exercise of stock options	10	—	194	—	—	—	—	194
Net share settlement of RSU's	(19)	—	(4,117)	—	—	—	—	(4,117)
Other comprehensive income		—	—	—	7,873	—	—	7,873
Net income	—	—	—	68,313	—	—	—	68,313
Balance at December 31, 2025	7,713	$77	$45,865	$374,814	$3,708	30	$(587)	$423,877
The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income from consolidated operations	$68,313	$58,981	$44,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,150	14,715	11,407
Loss on disposal of property, plant and equipment	38	106	145
Share-based compensation	8,854	6,842	4,641
Change in fair value of contingent consideration	261	952	3,527
Equity method investment net earnings	(119)	(89)	—
Distributions from equity method investment	—	89	—
Deferred income taxes	5,108	1,332	816
Changes in operating assets and liabilities:
Receivables, net	5,337	1,217	(9,124)
Inventories	3,901	(4,686)	(16,565)
Prepaid expenses	(1,147)	(545)	(21)
Income taxes	(548)	(3,404)	(2,982)
Other assets	(5,996)	629	1,557
Accounts payable	(1,090)	(1,142)	1,553
Accrued expenses	(3,315)	85	(888)
Deferred revenue	(1,101)	(1,948)	1,936
Non-qualified deferred compensation plan and other liabilities	(5,741)	(6,541)	408
Net cash provided by operating activities	91,905	66,593	41,334

Cash flows from investing activities:
Additions to property, plant & equipment	(12,926)	(9,656)	(10,490)
Acquisition of new businesses, net of cash acquired	(14,722)	(197,477)	—
Purchase of real estate	—	(3,214)	—
Distributions from equity method investment	—	161	—
Proceeds from sale of fixed assets	51	22	2
Net cash used in investing activities	(27,597)	(210,164)	(10,488)

Cash flows from financing activities:
Proceeds from advances on revolving line of credit	68,700	159,200	9,000
Payments on revolving line of credit	(110,120)	(91,700)	(28,000)
Proceeds from the issuance of long-term debt	—	125,000	—
Principal payments of long-term debt	(12,500)	(35,125)	(4,000)
Payment of contingent consideration	(250)	(188)	(5,000)
Principal payments on finance lease obligations	(63)	(73)	(63)
Proceeds from the exercise of stock options	194	233	680
Payment of statutory withholding for restricted stock units vested	(4,117)	(4,954)	(2,641)
Net cash (used in) provided by financing activities	(58,156)	152,393	(30,024)
Effect of foreign currency exchange rates on cash and cash equivalents	699	(635)	(10)
Net change in cash and cash equivalents	6,851	8,187	812
Cash and cash equivalents at beginning of year	13,450	5,263	4,451
Cash and cash equivalents at end of year	$20,301	$13,450	$5,263
The accompanying notes are an integral part of these consolidated financial statements.

UFP TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(1)    Summary of Significant Accounting Policies
UFP Technologies, Inc. (the “Company”) is a contract development and manufacturing organization that specializes in single-use and single-patient medical devices. The Company is a vital link in the medical device supply chain and a valued outsourcing partner to many of the world's top medical device manufacturers. Our single-use and single-patient devices and components are used in a wide range of medical devices and packaging for minimally invasive surgery, infection prevention, wound care, wearables, orthopedic soft goods, and orthopedic implants.
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
(b)    Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including allowance for doubtful accounts, the net realizable value of inventory, the fair value of goodwill, the fair value of intangible assets, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.
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
(e)    Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2025 and 2024, the Company did not have any cash equivalents.
The Company maintains its cash in bank deposit accounts that at times exceed federally insured limits. The Company periodically reviews the financial stability of institutions holding its accounts and does not believe it is exposed to any significant custodial credit risk.
At December 31, 2025 and 2024, cash held by foreign subsidiaries was approximately $9.8 million and $6.9 million, respectively.

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
The Company periodically reviews the realizability of its inventory for potential excess or obsolescence. Determining the net realizable value of inventory requires management’s judgment. Conditions impacting the realizability of the Company’s inventory could cause actual asset write-offs to be materially different than the Company’s current estimates as of December 31, 2025 and 2024.
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
Property, plant, and equipment amounts are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. No events or changes in circumstances arose during the years ended December 31, 2025, 2024, and 2023 that required management to perform an impairment analysis.
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
The Company performed a qualitative assessment (“Step 0”) as of October 1, 2025 and determined that it was more likely than not that the fair value of its reporting unit exceeded its’ carrying amount. As a result, the Company has not performed a “Step 1” impairment assessment.

(j)    Intangible Assets
Intangible assets with a definite life are amortized on a straight-line basis, with estimated useful lives ranging from 5 to 20 years. Intangible assets with a definite life are tested for impairment whenever events or circumstances indicate that their carrying values may not be recoverable. No events or changes in circumstances arose during the year ended December 31, 2025, 2024, and 2023 that required management to perform an impairment analysis.
(k)    Revenue Recognition
The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of ASC 606 which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes a significant portion of its product sales upon shipment. The Company recognizes revenue from the sale of tooling and machinery primarily when the product is effectively manufactured using tooling and machinery. If customer acceptance is stipulated within the contract, the Company recognizes revenue from the sale of tooling and machinery when the acceptance is received. The Company recognizes revenue from engineering services, which are primarily product development services, as the services are performed or as otherwise determined based on the substance of the agreement.
Standard payment terms are net 30 days unless contract terms state otherwise. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. The Company accepts sales returns from customers for defective goods, such amounts being immaterial. The Company warrants that goods sold to customers will conform to agreed upon specifications and that services will be performed in a reasonable and workmanlike manner. The Company does not provide a service as part this assurance warranty and its customers do not have the opportunity to purchase a warranty separately. Accordingly, any warranty activities are not considered to be a separate performance obligation. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the goods and are expensed when revenue is recognized. Variable consideration to be included in the transaction price is estimated using either the expected value method or the most likely method based on facts and circumstances. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company has elected to not disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as the Company’s contracts have an original expected duration of one year or less, or revenue has been recognized at the amount for which the Company has the right to invoice for engineering services performed.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense.
(o)    Segments and Related Information
The Company follows the provisions of Accounting Standards Codification (ASC) 280, Segment Reporting, which establish standards for the way public business enterprises report information and operating segments in annual financial statements (see Note 20).
(p)    Treasury Stock
The Company accounts for treasury stock under the cost method, using the first-in, first out cost flow assumption, and includes treasury stock as a component of stockholders’ equity. The Company did not repurchase any shares of common stock during the years ended December 31, 2025, 2024, and 2023.
(q)    Research and Development
On a routine basis, the Company incurs costs related to research and development activity. These costs are expensed as incurred and are largely included in cost of sales in the Consolidated Statements of Comprehensive Income. Approximately $8.6 million, $10.4 million, and $7.2 million were expensed in the years ended December 31, 2025, 2024 and 2023, respectively.
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
(s)    Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires additional quantitative and qualitative income tax disclosures to allow readers of the consolidated financial statements to assess how the Company’s operations, related tax risks and tax planning affect its tax rate and prospects for future cash flows. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 retrospectively beginning with its annual reporting period ending December 31, 2025. The adoption does not have a material impact on the Company's financial statements. The required disclosures are included in Note 12, "Income Tax".
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
(2)    Acquisitions
Techno Plastics Industries
On July 7, 2025, the Company purchased 100% of the outstanding membership interests of Techno Plastics Industries, Inc. (“TPI”) pursuant to a Securities Purchase Agreement, for an aggregate purchase price of $4.5 million in cash. The purchase price was subject to adjustment based upon TPI’s estimated working capital at closing. Subsequent purchase accounting opening balance sheet adjustments resulted in a decrease to the purchase price of approximately $0.2 million. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Securities Purchase Agreement contains representations, warranties, and covenants customary for transactions of this type. As part of the Securities Purchase Agreement, the Sellers as well as certain restricted parties have agreed not to compete with the Company for a period of five years.
TPI, based in Anasco, Puerto Rico, is a specialty manufacturer of precision thermoplastic injection-molded components.
The following table summarizes the allocation of the total purchase price of approximately $4.3 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management's preliminary estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$2,281
Accounts Receivable	1,448
Inventories	1,306
Prepaid expenses	135
PP&E	2,422
Goodwill	1,145
Intangible assets	575
Other assets	18
Total assets acquired	9,330
Accounts payable	(429)
Accrued expenses	(1,203)
Deferred revenue	(661)
Deferred income taxes	(461)
Total liabilities assumed	(2,754)
Total assets acquired, net of liabilities assumed	6,576
Less: cash acquired	(2,281)
Purchase price, net of cash acquired	$4,295
Acquisition costs associated with the transaction of approximately $0.2 million were charged to expense during the year ended December 31, 2025. These costs were primarily for legal services, which are included within “Acquisition costs” on the face of the Consolidated Statements of Comprehensive Income.
The amount of revenue and pre-tax income of TPI recognized since the acquisition date, which is included in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2025, was approximately $5.9 million and $0.6 million, respectively.
None of the goodwill related to the TPI acquisition is expected to be deductible for tax purposes. Goodwill is primarily attributable to the workforce of TPI and the synergies that have been and are expected to further be realized post-acquisition.
Universal Plastics & Engineering Company
On July 2, 2025, the Company purchased 100% of the outstanding membership interests of Universal Plastics & Engineering Company, Inc. (“UNIPEC”) pursuant to a Securities Purchase Agreement, for an aggregate purchase price of $7.5 million in cash. The purchase price was subject to adjustment based upon UNIPEC’s estimated working capital at closing. Subsequent purchase accounting opening balance sheet adjustments resulted in an increase to the purchase price of approximately $0.1 million. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Securities Purchase Agreement contains representations, warranties, and covenants customary for transactions of this type. As part of the Securities Purchase Agreement, the Sellers as well as certain restricted parties have agreed not to compete with the Company for a period of seven years.
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
Acquisition costs associated with the transaction of approximately $0.1 million were charged to expense during the year ended December 31, 2025. These costs were primarily for legal services, which are included within “Acquisition costs” on the face of the Consolidated Statements of Comprehensive Income.
The amount of revenue and pre-tax income of UNIPEC recognized since the acquisition date, which is included in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2025, was approximately $2.1 million and $0.8 million, respectively.
100% of the goodwill related to the UNIPEC acquisition is expected to be deductible for tax purposes. The goodwill is primarily attributable to the workforce of UNIPEC and the synergies that have been and are expected to further be realized post-acquisition.
AJR Specialty Products and AJR Custom Foam Products
On April 25, 2025, the Company purchased 100% of the outstanding membership interests of AJR Specialty Products, LLC, (“AJR Specialty”) and AJR Custom Foam Products, LLC, (“AJR Custom Foam”) pursuant to a Securities Purchase Agreement, for an aggregate purchase price of $2.8 million in cash. The purchase price was subject to adjustment based upon AJR Specialty and AJR Custom Foam's estimated working capital at closing. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type. As part of the Securities Purchase Agreement, the Sellers as well as certain restricted parties have agreed not to compete with the Company for a period of seven years.
AJR Specialty and AJR Custom Foam, are both headquartered in St. Charles, IL. AJR Specialty and AJR Custom Foam provide additional capacity in the growing single-use safe patient handling space, as well as additional expertise in specialty fabrics and foam fabrication.
Acquisition costs associated with the transaction of approximately $0.1 million were charged to expense during the year ended December 31, 2025. These costs were primarily for legal services, which are included within “Acquisition costs” on the face of the Consolidated Statements of Comprehensive Income.
As the revenues, earnings, balance sheet, and pro forma effects of the AJR Specialty and AJR Custom Foam acquisitions are not, and would not have been, material to the results of operations or financial position of the Company, the Company has elected to not disclose substantially all required disclosures of Accounting Standards Codification 805, Business Combinations, for this acquisition.

Marble Medical
On June 24, 2024, the Company purchased 100% of the outstanding shares of common stock of Marble Medical, Inc., (“Marble”) pursuant to a Stock Purchase Agreement and related agreements, for an aggregate purchase price of $4.5 million in cash, plus up to an additional $0.5 million based upon the achievement of sales targets of Marble for each of the 12-month periods ended December 31, 2024, and 2025. As of the opening balance sheet, the contingent consideration had a fair value of approximately $0.4 million. The purchase price was subject to an adjustment based upon Marble’s estimated working capital at closing, which resulted in an increase of approximately $0.1 million. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Stock Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.
Founded in 1988 and headquartered in Tallahassee, FL, Marble develops and manufactures adhesive based medical components and single-use devices. The purchase price includes certain real estate, which encompasses Marble’s manufacturing, warehouse and office facilities. Marble enhances the Company's adhesives expertise as well as precision die cutting capabilities.
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
Acquisition costs associated with the transaction of approximately $0.1 million were charged to expense during the year ended December 31, 2024. These costs were primarily for legal services, which are included within “Acquisition costs” on the face of the Consolidated Statements of Comprehensive Income.
The amount of revenue and pre-tax income of Marble recognized since the acquisition date, which is included in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2024, was approximately $3.6 million and $0.6 million, respectively.
100% of the goodwill related to the Marble acquisition is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of Marble and the synergies that have been and are expected to further be realized post-acquisition.

AJR Enterprises
On July 1, 2024, the Company purchased 100% of the issued and outstanding membership interests of AJR Enterprises, LLC, (“AJR”) pursuant to a Securities Purchase Agreement and related agreements, for an aggregate purchase price of $110 million in cash. The purchase price was subject to an adjustment based upon AJR’s estimated working capital at closing, a final working capital adjustment, and a reduction for certain AJR liabilities funded by the sellers, which together resulted in an increase to the purchase price of approximately $0.7 million. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Securities Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.
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
Acquisition costs associated with the transaction of approximately $0.6 million were charged to expense during the year ended December 31, 2024. These costs were primarily for legal, due diligence, and valuation services, which are included within “Acquisition costs” on the face of the Consolidated Statements of Comprehensive Income.
The amount of revenue and pre-tax income of AJR recognized since the acquisition date, which is included in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2024, was approximately $53.8 million and $12.0 million, respectively.

100% of the goodwill related to the AJR acquisition is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of AJR and the significant synergies that have been and are expected to further be realized post-acquisition.
Welch Fluorocarbon
On July 15, 2024, the Company purchased 100% of the outstanding shares of common stock of Welch Fluorocarbon, Inc., (“Welch”) pursuant to a Stock Purchase Agreement and related agreements, for an aggregate purchase price of $34.6 million in cash, plus up to an additional $6.0 million based upon the achievement of certain EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) targets of Welch for each of the 12-month periods ended 2024, 2025, and 2026. The contingent consideration had a fair value of approximately $0.8 million as of the opening balance sheet. The contingent consideration has no fair value as of December 31, 2025, as Welch did not achieve the EBITDA targets for the years ended December 31, 2024, and 2025. The Company has also determined that it is not probable that Welch will achieve the EBITDA targets for the year ended December 31, 2026. The purchase price was subject to an adjustment based upon Welch’s working capital at closing, the assumption by the sellers of certain liabilities and a final working capital adjustment which together resulted in a decrease in the purchase price of approximately $0.2 million. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Stock Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.
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

Acquisition costs associated with the transaction of approximately $0.3 million were charged to expense during the year ended December 31, 2024. These costs were primarily for legal and valuation services, which are included within “Acquisition costs” on the face of the Consolidated Statements of Comprehensive Income.
The amount of revenue and pre-tax income of Welch recognized since the acquisition date, which is included in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2024, was approximately $6.9 million and $0.4 million, respectively.
100% of the goodwill related to the Welch acquisition is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of Welch and the synergies that have been and are expected to further be realized post-acquisition.
AQF
On August 23, 2024, the Company purchased 100% of the issued and outstanding membership interests of the parent holding companies of AQF Limited, operating as AQF Medical, (“AQF”) pursuant to a Share Purchase Agreement and related agreements, for an aggregate purchase price of €43 million in cash (total purchase price in U.S. Dollars amounted to approximately $48.0 million). The purchase price was subject to an adjustment based upon AQF’s working capital at closing, the assumption by the sellers of certain liabilities and a final working capital adjustment, which resulted in a net decrease of approximately $0.3 million. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Share Purchase Agreement contains customary representations, warranties, and covenants customary for transactions of this type.
Founded in 2005 and headquartered in Navan, Ireland with additional joint venture operations in Singapore, AQF develops and manufactures custom-engineered foam and thermoplastic components used in a wide range of medical devices and packaging. AQF enhances the Company's expertise in converting specialty foams and films, and provides an expanded European manufacturing presence, and an Asian market presence in Singapore.

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
Acquisition costs associated with the transaction of approximately $1.5 million were charged to expense during the year ended December 31, 2024. These costs were primarily for legal, due diligence, and valuation services, which are included within “Acquisition costs” on the face of the Consolidated Statements of Comprehensive Income.
The amount of revenue and pre-tax income of AQF recognized since the acquisition date, which is included in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2024, was approximately $6.0 million and $1.0 million, respectively.
None of the goodwill related to the AQF acquisition is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of AQF and the significant synergies expected to arise after the acquisition.
Pro-forma Statements
The following table contains an unaudited pro forma consolidated statement of comprehensive income for the years ended December 31, 2025, 2024, and 2023, as if the collective acquisitions of TPI and UNIPEC had occurred on

January 1, 2024 and as if the collective acquisitions of Marble, AJR, Welch, and AQF had occurred on January 1, 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$610,536	$588,084	$505,840
Operating Income	$94,076	$92,881	$67,966
Net Income	$69,608	$64,260	$45,151
Earnings per share:
Basic	$9.03	$8.38	$5.92
Diluted	$8.92	$8.25	$5.86
The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have occurred had all of the 2024 and 2025 acquisitions occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information. Pro-forma adjustments include depreciation adjustments on fixed asset step up/down; inventory step-up; amortization of intangibles; and estimated interest expense.
(3)    Equity Method Investment
On August 23, 2024, in conjunction with the acquisition of AQF, the Company became 50% owners of the equity interest in AQF Asia PTE Ltd., located in Singapore (“AQF Asia”). While the Company owns 50% of the equity interest of AQF Asia and does have significant influence over the entity, the Company has concluded that it does not have control of AQF Asia due to certain veto rights held by the other joint venture partner with regard to management decision making.
As a result, the Company accounts for its ownership interest in AQF Asia following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at fair value and then increased or decreased by recording its percentage of gain or loss in the consolidated statement of comprehensive income and a corresponding change to the carrying value of the asset. The initial fair value of this equity method investment as of August 2024 was approximately $7.0 million. The following table provides a roll-forward of the equity method investment for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025	2024
Equity Method Investment - beginning of period	$6,808	$—
Acquired in AQF Medical acquisition	—	6,969
Dividend distribution	—	(250)
50% share of AQF Asia net income	239	129
Amortization of basis differences	(120)	(40)
Equity Method Investment - end of period	$6,927	$6,808

(4)    Revenue Recognition
Disaggregated Revenue
The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to our customers (in thousands) (See Note 20 for further information regarding net sales by market):

	Years Ended December 31,
	2025	2024	2023
Net sales of:
Products	$591,355	$491,382	$391,460
Tooling and Machinery	4,501	8,320	3,468
Engineering services	6,941	4,719	5,144
Total net sales	$602,797	$504,421	$400,072
Contract balances
The timing of revenue recognition may differ from the timing of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has deferred revenue (contract liabilities) included within “deferred revenue” on the consolidated balance sheet. The following table presents opening and closing balances of contract liabilities for the years ended December 31, 2025, and 2024 (in thousands):

	Contract Liabilities
	Years Ended December 31,
	2025	2024
Deferred revenue - beginning of period	$4,667	$6,616
Acquired in business combinations	661	8
Increases due to consideration received from customers	6,796	4,439
Revenue recognized	(7,884)	(6,396)
Deferred revenue - end of period	$4,240	$4,667
Revenue recognized during the years ended December 31, 2025 and 2024 from amounts included in deferred revenue at the beginning of the period was approximately $2.7 million and $4.6 million, respectively.
When invoicing occurs after revenue recognition, the Company has unbilled receivables (contract assets) included within “receivables” on the consolidated balance sheet. The following table presents opening and closing balances of contract assets for the years ended December 31, 2025 and 2024 (in thousands):

	Contract Assets
	Years Ended December 31,
	2025	2024
Unbilled Receivables - beginning of period	$192	$114
Increases due to revenue recognized, not invoiced to customers	4,149	2,135
Decreases due to customer invoicing	(3,950)	(2,057)
Unbilled Receivables - end of period	$391	$192

(5)    Supplemental Cash Flow Information

	Years Ended December 31,
	2025	2024	2023
		(in thousands)
Cash paid for:
Interest	$9,855	$7,893	$3,537
Income taxes, net of refunds:
Federal	2,780	$10,089	$8,660
State:
CA	251	—	—
IL	393	762	—
MA	—	657	—
MN	255	—	—
IA	(408)	—	—
Other States	287	1,321	1,908
Total income taxes, net of refunds	$3,558	$12,829	$10,568

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$248	$130	$536
Acquisition date contingent consideration	—	1,191	—
(6)    Receivables and Allowance for Credit Losses
Receivables consist of the following (in thousands):

	December 31,
	2025	2024	2023
Accounts receivable–trade	$83,809	$85,562	$65,176
Less allowance for credit losses	(895)	(885)	(727)
Receivables, net	$82,914	$84,677	$64,449
The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the years ended December 31, 2025 and 2024 (in thousands):

	Allowance for Credit Losses
	Year Ended December 31,
	2025	2024
Allowance - beginning of period	$885	$727
Provision for expected credit losses	31	213
Amounts written off against the allowance, net of recoveries	(23)	(55)
Recoveries	2	—
Allowance - end of period	$895	$885

(7)    Inventories
Inventories consist of the following (in thousands):

	December 31,
	2025	2024
Raw materials	$68,075	$65,511
Work in process	3,903	5,966
Finished goods	14,878	16,059
Total Inventory	$86,856	$87,536
(8)    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Opening balance	$189,657	$113,263
Acquisitions	4,308	78,252
Measurement period adjustments	17	—
Foreign currency translation	3,421	(1,858)
Ending balance	$197,403	$189,657
The carrying values of the Company’s definite-lived intangible assets as of December 31, 2025 and 2024 are as follows (in thousands):

December 31, 2025	Customer List	Intellectual Property	Tradename & Brand	Non- Compete	Total
Weighted-average amortization period (years)	20	12.3	13.3	8.3
Gross amount	$134,374	$28,811	$1,094	$6,944	$171,223
Accumulated amortization	(22,327)	(4,775)	(353)	(2,919)	$(30,374)
Net balance	$112,047	$24,036	$741	$4,025	$140,849

December 31, 2024	Customer List	Intellectual Property	Tradename & Brand	Non- Compete	Total
Weighted-average amortization period (years)	20	12.3	13.2	8.8
Gross amount	$129,527	$27,482	$1013	$6,699	$164,721
Accumulated amortization	(15,655)	(2,401)	(268)	(2,145)	$(20,469)
Net balance	$113,872	$25,081	$745	$4,554	$144,252

Amortization expense related to intangible assets was approximately $9.8 million, $6.7 million, and $4.4 million for the years ended December 31, 2025, 2024, and 2023, respectively. The estimated remaining amortization expense as of December 31, 2025 is as follows (in thousands):

2026	$9,928
2027	9,872
2028	9,824
2029	9,793
2030	9,739
Thereafter	91,693
Total	$140,849
(9)    Property, Plant and Equipment
Property, plant, and equipment consist of the following (in thousands):

	December 31,
	2025	2024
Land and improvements	$5,900	$5,759
Buildings and improvements	38,602	37,895
Leasehold improvements	12,642	11,216
Machinery & equipment	74,005	65,244
Furniture, fixtures, computers & software	10,361	8,314
Construction in progress	10,941	6,506
Property, plant and equipment	$152,451	$134,934
Accumulated depreciation	(73,342)	(64,370)
Net property, plant and equipment	$79,109	$70,564
Depreciation expense of Property, Plant and Equipment for the years ended December 31, 2025, 2024, and 2023 was approximately $9.4 million, $8.0 million, and $7.0 million, respectively.
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
The credit facilities under the Third Amended and Restated Credit Agreement consist of a secured term loan to the Company of $125 million and a secured revolving credit facility, under which the Company may borrow up to $150 million. The Third Amended and Restated Credit Facilities mature on June 27, 2029. This maturity date is subject to acceleration, and the Company could be subject to additional fees and expenses in certain circumstances should one or more events of default described in the Third Amended and Restated Credit Agreement occur. The secured term loan requires quarterly principal payments of $3,125,000 that commenced on December 31, 2024. The proceeds of the Third Amended and Restated Credit Agreement may be used for general corporate purposes, including funding certain acquisitions (see Note 2 for more information regarding this acquisition), as well as certain other permitted acquisitions. The Company’s obligations under the Third Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors and secured by substantially all assets of the Company.
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
At December 31, 2025, the Company had approximately $135.5 million in outstanding borrowings under the Third Amended and Restated Credit Agreement and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At December 31, 2025, the weighted average interest rate was approximately 5.1% and the Company was in compliance with all covenants under the Third Amended and Restated Credit Agreement.
Long-term debt consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Revolving credit facility	$26,080	$67,500
Term loan	109,375	121,875
Total long-term debt	135,455	189,375
Current portion	(12,500)	(12,500)
Long-term debt, excluding current portion	$122,955	$176,875
Future maturities of long-term debt at December 31, 2025 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
2026	$12,500	$—	$12,500
2027	12,500	—	12,500
2028	12,500	—	12,500
2029	71,875	26,080	97,955
	$109,375	$26,080	$135,455
(11)    Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Compensation	$11,714	$11,290
Current portion of contingent consideration	5,250	5,250
Current portion of present value of non-competition payments	1,797	1,933
Temporary labor accrual	1,685	—
Accrued rebates	1,606	4,260
Other	6,744	7,677
	$28,796	$30,410

(12)    Income Tax
The Company’s domestic and foreign net income before provision for income taxes for the years ended December 31, 2025, 2024, and 2023 consists of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Domestic	$31,495	$30,266	$26,545
Foreign	51,018	42,759	27,357
Total	$82,513	$73,025	$53,902
The Company’s income tax provision for the years ended December 31, 2025, 2024, and 2023 consists of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current
Federal	$3,347	$6,841	$6,099
State	402	2,471	1,784
Foreign	5,328	3,449	272
Total Current	9,077	12,761	8,155
Deferred
Federal	4,536	1,044	841
State	852	230	2
Foreign	(265)	9	(20)
Total Deferred	5,123	1,283	823
Total income tax provision	$14,200	$14,044	$8,978

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Accruals	$846	$753
Tax credits	499	183
Compensation programs	2,167	2,202
Equity-based compensation	1,024	928
Lease liability	5,040	4,306
Intangible assets	434	2,558
Deferred revenue	627	705
Other	21	12
Gross deferred tax assets	10,658	11,647
Valuation allowance	—	—
Net deferred tax assets	10,658	11,647

Deferred tax liabilities:
Excess of book over tax basis of fixed assets	$(3,115)	$(2,846)
Goodwill	(7,643)	(4,975)
Right of use asset	(4,887)	(4,175)
Intangible assets	(3,703)	(2,882)
Tax on unremitted foreign earnings	(406)	—
Inventory capitalization	(115)	(65)
Total deferred tax liabilities	(19,869)	(14,943)
Net long-term deferred tax liabilities	$(9,211)	$(3,296)
The amounts recorded as deferred tax assets as of December 31, 2025 and 2024 represent the amount of tax benefits of existing deductible temporary differences that are more likely than not to be realized through the generation of sufficient future taxable income. The Company had gross deferred tax assets of approximately $10.7 million on December 31, 2025, which it believes are more likely than not to be realized. Management reviews the recoverability of deferred tax assets during each reporting period.
The actual tax provision for the years presented differs from that derived from using a U.S federal statutory rate of 21% to income before income tax expense as follows:

	Years Ended December 31,
	2025		2024		2023
U.S. federal statutory rate	$17,328	21.0%	$15,335	21.0%	$11,321	21.0%
Increase (decrease) in income taxes resulting from:
State and local income tax, net of federal income tax effect	1,897	2.3	2,104	2.9	1,304	2.4
Foreign Tax Effects:
Dominican Republic:
Statutory tax rate difference	2,494	3.0	2,417	3.3	1,038	1.9
Withholding taxes	4,611	5.6	2,789	3.8	322	0.6
Free trade zone impact	(11,223)	(13.5)	(10,265)	(14.0)	(6,609)	(12.2)
Other items	—	—	—	—	—	—
Other foreign jurisdictions	(1,532)	(1.9)	(463)	(0.6)	(246)	(0.5)
Effect of cross border transactions:
Global Intangible low-taxed income	693	0.8	617	0.7	2,124	4.0
Foreign-derived intangible income	(120)	(0.1)	37	0.1	(1,522)	(2.8)
Nontaxable or Nondeductible Items:
Stock Compensation	(915)	(1.1)	(1,291)	(1.8)	(1,041)	(1.9)
162m Limitations	1,685	2.0	1,957	2.7	1,043	1.9
Tax credits	—	—	—	—	264	0.5
Other	(718)	(0.9)	650	0.9	310	0.6
Change in uncertain tax positions	—	—	157	0.2	670	1.2
Change in valuation allowance	—	—	—	—	—	—
Effective tax rate	$14,200	17.2%	$14,044	19.2%	$8,978	16.7%
The state and local tax jurisdictions that make up the majority of the effect of the state and local income tax line item in 2025 are Illinois and Massachusetts. The state and local tax jurisdictions that make up the majority of the effect of the state and local income tax line item in 2024 are Massachusetts, California, and Texas. The state and local tax jurisdictions that make up the majority of the effect of the state and local income tax line item in 2023 are Massachusetts, California, and Michigan.
The Company’s foreign subsidiary earnings are subject to current U.S. taxation under the Tax Cuts and Jobs Act of 2017, which also repealed U.S. taxation on the subsequent repatriation of those earnings. The Company intends to repatriate substantially all of its future foreign subsidiary earnings. The repatriation of earnings outside of the U.S. generally does not represent a material net tax impact to the Company. The withholding taxes associated with the Company’s earnings in the Dominican Republic are creditable against the Company US tax liability and therefore do not produce any material incremental tax consequences. The earnings of the Company’s other foreign subsidiaries, and therefore the withholding taxes associated with those earnings, are not material for the year ended December 31, 2025.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, as well as in Ireland, Puerto Rico, and Costa Rica. It currently does not have a local filing obligation with respect to its subsidiaries in the Dominican Republic. The Company has been audited by the following states: income tax returns filed in Michigan through 2004, income tax returns filed in Massachusetts through 2021, income tax returns filed in Florida through 2019, income tax returns filed in New Jersey through 2012, income tax returns in Colorado through 2017, income tax returns in Iowa through 2019, and income tax returns in Illinois through 2021. The Company has been audited by the Internal Revenue Service for income tax returns filed from 2019 through 2021. Federal and state tax returns for the years 2022 through 2024 remain open to examination by the IRS and various state jurisdictions. The Company’s non-US tax returns in Ireland, Puerto Rico, and Costa Rica remain open for the years 2021 through 2024.
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

	December 31,
	2025	2024
Gross UTB balance at beginning of fiscal year	$—	$670
Gross increases - tax positions of prior years	—	106
Settlement of tax positions	—	(776)
Gross UTB balance at end of fiscal year	$—	$—
As of December 31, 2025, the Company had recorded zero unrecognized tax benefits. For the year ended December 31, 2024, the Company recorded zero unrecognized tax benefits. The Company closed audits with the IRS and the state of Massachusetts during the year ended December 31, 2024 and reduced previously recorded uncertain tax benefits to zero as a result of closing those audits.
(13)    Net Income Per Share
Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.
The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Basic weighted average common shares outstanding during the year	7,705	7,668	7,624
Weighted average common equivalent shares due to stock options and restricted stock units	99	117	77
Diluted weighted average common shares outstanding during the year	7,804	7,785	7,701
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
For the years ended December 31, 2025, 2024, and 2023, the number of stock awards excluded from the computation were 2,958, 2,958, and 4,218, respectively.

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
Two types of equity awards may be granted to participants under the Plan: restricted shares and other stock awards. Restricted shares are shares of common stock awarded subject to restrictions and to possible forfeiture upon the occurrence of specified events. Other stock awards are awards that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on or related to, shares of common stock. Such awards may include Restricted Stock Unit Awards (“RSUs”), incentive and non-qualified stock options, performance shares, or stock appreciation rights. The Company determines the form, terms, and conditions, if any, of any awards made under the Plan.
Through December 31, 2025, 1,408,674 shares of common stock were issued under the Plan, none of which have been restricted. These shares of common stock include the vesting of RSUs, stock options exercised, and shares of common stock granted under the Plan. For year the year ended December 31, 2025, 856 shares of common stock were granted under the Plan. For year the year ended December 31, 2025, 49,305 RSUs were granted under the Plan. At December 31, 2025, 75,851 RSUs are outstanding under the Plan. For year the year ended December 31, 2025, no stock options were granted under the Plan. At December 31, 2025, 7,935 stock options are outstanding under the Plan. At December 31, 2025, 671,821 shares, RSUs, or stock options are available for future issuance under the Plan.
Director Plan
Effective July 15, 1998, the Company adopted the 1998 Director Plan, which was amended and renamed on June 3, 2009 as the 2009 Non-Employee Director Stock Incentive Plan (the “Director Plan”). The Director Plan was amended on March 7, 2013, to (i) prohibit the repricing of stock options or other equity awards without the consent of the Company’s shareholders, and (ii) prohibit the Company from buying out underwater stock options. The Director Plan was amended on June 8, 2022, to increase the maximum number of shares issuable under the Director Plan from 975,000 to 1,075,000. The Director Plan, as amended, provides for the issuance of stock options, RSUs, and other equity-based securities to non-employee members of the Company’s board of directors.
For the year ended December 31, 2025, 3,750 RSUs were granted under the Director Plan. At December 31, 2025, 3,750 RSUs are outstanding under the Director Plan. For the year ended December 31, 2025, no stock options were granted under the Director Plan. At December 31, 2025, 54,034 stock options are outstanding under the Director Plan. At December 31, 2025, 115,937 shares, RSUs, or stock options are available for future issuance under the Plan.
Share-based compensation
Share-based compensation is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant). Share-based compensation is included in selling, general & administrative expenses as follows (in thousands):

	Years Ended December 31,
Share-based compensation related to:	2025	2024	2023
Common stock grants	$400	$400	$400
Stock option grants	173	485	432
RSUs	8,281	5,957	3,809
Total share-based compensation	$8,854	$6,842	$4,641

The total income tax benefit recognized in the consolidated statements of comprehensive income for share-based compensation arrangements was approximately $4.8 million, $2.4 million, and $2.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Common stock grants
The compensation expense for common stock granted during the years ended December 31, 2025, 2024, and 2023, was determined based on the market price of the shares on the date of grant.
Stock option grants
No stock options were granted during the year ended December 31, 2025. The compensation expense for stock options granted during the years ended December 31, 2024 and 2023, was determined as the fair value of the options using the Black Scholes valuation model. The range of assumptions are noted as follows:

	Years Ended December 31,
	2024	2023
Expected volatility	39.7%	36.6% - 40.6%
Expected dividends	None	None
Risk-free interest rate	4.3%	3.6% - 3.9%
Exercise price	$260.92	$111.54 - $167.98
Expected term (years)	6.3	6.2 - 6.8
Weighted-average grant date fair value	$121.61	$37.81 - $71.17
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
The following is a summary of stock option activity for the year ended December 31, 2025:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding December 31, 2024	73,232	$67.15
Exercised	(11,263)	36.02
Outstanding December 31, 2025	61,969	$72.80	4.10	$9,362
Exercisable at December 31, 2025	61,969	$72.80	4.10	$9,362
Vested and expected to vest at December 31, 2025	61,969	$72.80	4.10	$9,362
During the years ended December 31, 2025, 2024, and 2023, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $2.1 million, $1.5 million, and $3.0 million, respectively, and the amount of consideration received from the exercise of these options was approximately $0.2 million, $0.2 million, and $0.7 million, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the years ended December 31, 2025, 2024 and 2023, 748 shares, 653 shares and 861 shares were redeemed for this purpose at an average market price of $282.42, $162.93 and $127.05, respectively.

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
The following table summarizes information about stock unit award activity during the year ended December 31, 2025:

	Restricted Stock Units	Weighted Average Award Date Fair Value
Outstanding at December 31, 2024	80,827	$98.79
Awarded	53,055	259.69
Shares vested	(43,296)	119.05
Forfeitures	(10,985)	243.39
Outstanding at December 31, 2025	79,601	$175.06
At the Company’s discretion, RSU holders are given the option to net-share settle to cover the required minimum withholding tax, and the remaining amount is converted into the equivalent number of common shares. During the years ended December 31, 2025, 2024 and 2023, 18,152 shares, 21,914 shares and 20,457 shares were redeemed for this purpose at an average market price of $215.60, $216.80 and $117.95, respectively.
The following summarizes the future share-based compensation expense the Company will record as the equity securities granted through December 31, 2025, vest (in thousands):

	Restricted Stock Units	Total
2026	$5,186	$5,186
2027	2,746	2,746
2028	292	292
Total	$8,224	$8,224
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
The Company leases one of its owned properties to a third party. The lease descriptions, terms, and variable lease payments are generally the same as those described above.
ROU assets and lease liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Operating lease ROU assets	$18,847	$16,056
Finance lease ROU assets	32	92
Total ROU assets	$18,879	$16,148

Operating lease liabilities - current	$5,005	$4,165
Finance lease liabilities - current	32	61
Total lease liabilities - current	$5,037	$4,226

Operating lease liabilities - long-term	$13,988	$12,398
Finance lease liabilities - long-term	2	34
Total lease liabilities - long-term	$13,990	$12,432
The components of lease costs consist of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$60	$86	$60
Interest on lease liabilities	2	5	4
Operating lease cost	4,993	3,851	3,132
Variable lease cost	711	329	324
Short-term lease cost	201	190	68
Total lease cost	$5,967	$4,461	$3,588

Weighted-average remaining lease term (years):
Finance	1.05	1.54	2.54
Operating	5.75	4.27	4.42
Weighted-average discount rate:
Finance	2.18%	2.12%	2.11%
Operating	5.51%	4.97%	3.42%
The components of lease income were as follows:

	Year Ended December 31,
	2025	2024	2023
Lease income:
Operating lease income	$342	$331	$317
Total lease income	$342	$331	$317
The following table provides additional details of cash flow information related to the Company's leases (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$5,355	$3,784	$2,979
Financing cash flows from finance leases	63	73	63

ROU assets obtained in exchange for lease liabilities	$6,575	$4,900	$2,492
Maturities of lease liabilities and receipts as of December 31, 2025 were as follows (in thousands):

	December 31, 2025
	Lease Liabilities		Lease Receipts
	Operating	Finance	Operating
2026	$5,132	$29	$354
2027	5,113	6	363
2028	3,973	—	372
2029	3,041	—	—
2030	1,676	—	—
Thereafter	3,059	—	—
Total lease payments	21,994	34	$1,090
Less: Interest	(2,839)	—
Present value of lease liabilities	$19,155	$34
Rent expense amounted to approximately $5.0 million, $3.7 million, and $2.9 million in 2025, 2024, and 2023, respectively.

(16)    Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Present value of non-competition payments	$3,204	$4,938
Accrued contingent consideration (earn-out)	—	4,989
Other	321	1,217
	$3,525	$11,144
(17)    Commitments and Contingencies
(a)Legal – From time to time, the Company may be a party to various suits, claims and complaints arising in the ordinary course of business. In the opinion of management, these suits, claims and complaints should not result in final judgments or settlements that, in the aggregate, would have a material adverse effect on the Company’s financial condition or results of operations.
(b)Contingent Consideration – In connection with the acquisitions of Welch and Marble in 2024, and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. Also, in connection with the DAS Medical and Advant Medical acquisitions, the Company incurred a liability for contingent consideration related to the present value of non-competition payments. The Company re-measures contingent liabilities each reporting period and records changes in fair value through a separate line item within our Consolidated Statements of Comprehensive Income. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount rates, periods, timing and amount of projected revenue or timing or likelihood of achieving regulatory, revenue or commercialization-based milestones. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, useful life, or probability of achieving clinical, regulatory, or revenue-based milestones could result in different purchase price allocations and recognized amortization expense and contingent consideration expense or benefit in current and future periods.
(18)    Employee Benefit Plans
The Company maintains 401(k) and profit-sharing plans for eligible employees. Contributions to the Plans are made in the form of matching contributions to employee 401(k) deferrals. Contributions to the Plan were approximately $2.1 million, $1.6 million, and $1.3 million for the years 2025, 2024, and 2023, respectively.
The Company has a partially self-insured health insurance program that covers all eligible participating employees. The maximum liability is limited by a stop loss of $0.2 million per insured person, along with an aggregate stop loss determined by the number of participants.
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
The compensation withheld from Plan participants, together with gains or losses determined by the participants’ deferral elections is reflected as a deferred compensation obligation to participants and is classified within the liabilities section in the accompanying balance sheets. At December 31, 2025 and 2024, the balance of the deferred compensation liability totaled approximately $6.7 million and $6.2 million, respectively. The related assets, which are held in the form of a Company-owned, variable life insurance policy that names the Company as the beneficiary, are classified within the other assets section of the accompanying balance sheets and are accounted for based on the underlying cash surrender values of the policies and totaled approximately $7.5 million and $6.2 million as of December 31, 2025 and 2024, respectively.

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
The following table presents the fair value and hierarchical levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

Level 3	December 31, 2025	December 31, 2024
Purchase price contingent consideration (Note 2):
Accrued contingent consideration (earn-out)	$5,250	$10,239
Present value of non-competition payments	5,001	6,871
Total contingent consideration	$10,251	$17,110
The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) (in thousands):

December 31, 2023	$21,570
Fair value of earnouts from acquisitions	1,191
Fair value measurement adjustments	1,155
Payments	(6,806)
December 31, 2024	$17,110
Fair value measurement adjustments	418
Payments	(7,277)
December 31, 2025	$10,251
Significant unobservable inputs include revenue and EBITDA projections and risk-free discount rates.
The total potential contingent consideration payments for the Welch, Marble and DAS Medical acquisitions were $6.0 million, $0.5 million, and $20.0 million, respectively, as of each acquisition date. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $0.8 million, $0.4 million and $5.2 million for the Welch, Marble and the DAS Medical acquisitions, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. The contingent consideration for the Welch acquisition has no fair value as of December 31, 2025, as Welch did not achieve the

EBITDA targets for the years ended December 31, 2024, and 2025. The Company has also determined that it is not probable that Welch will achieve the EBITDA targets for the year ended December 31, 2026. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. The Company paid approximately $5.3 million during the year ended December 31, 2025. The fair value of the liability for the contingent consideration payments recognized at December 31, 2025 totaled approximately $5.3 million out of the remaining potential payments of $7.3 million. The change in fair value of contingent consideration for the Welch, Marble, and DAS Medical acquisitions resulted in an expense of approximately $0.3 million and $1.0 million, respectively, for the years ended December 31, 2025 and 2024. The change in fair value of contingent consideration for the acquisitions is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.
The Company entered into Non-Competition Agreements with certain previous owners of DAS Medical and Advant Medical which includes an aggregate of $10.0 million in payments to certain previous owners of DAS Medical over a ten-year period, and an aggregate of €0.4 million in payments to the previous owner of Advant Medical over a three-year period. The Company paid approximately $2.0 million during 2025 related to non-competition agreements. The present value of the Non-Competition Agreements at December 31, 2025 totaled approximately $5.0 million. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period.
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

	Years Ended December 31,
	2025	2024	2023
Net sales from external customers	$602,797	$504,421	$400,072

Significant segment expenses:
Materials	244,316	219,755	181,434
Salaries and Benefits	183,349	133,984	103,387
Depreciation and amortization	19,150	14,715	11,407
Interest expense, net	9,804	8,061	3,645
Other segment items (a)	63,665	54,881	46,297
Income before income tax provision	82,513	73,025	53,902
Income tax provision	14,200	14,044	8,978

Segment net income	$68,313	$58,981	$44,924

Segment total assets (b)	$655,077	$628,995	$404,136
(a)Other segment items include (production overhead, stock compensation, professional fees, and other SG&A expenses)
(b)See Consolidated Balance Sheet for details

Information about Geographic Areas
Net sales shipped to customers outside of the United States comprised approximately 16.0%, 16.7%, and 20.8% of the Company’s consolidated net sales for the years ended December 31, 2025, 2024, and 2023, respectively. Approximately 36.7% of all long-lived assets are located outside of the United States.
Information about Major Customers
Net sales to two customers comprised approximately 24.3% and 21.5%, respectively, of the Company’s consolidated net sales for the year ended December 31, 2025. Net sales to two customers comprised approximately 29.2% and 15.4%, respectively, of the Company’s consolidated net sales for the year ended December 31, 2024. Net sales to one customer comprised approximately 28.1% of the Company’s consolidated net sales for the year ended December 31, 2023.
On December 31, 2025, one customer represented approximately 32.1% of gross accounts receivable. On December 31, 2024, one customer represented approximately 34.0% of gross accounts receivable.
The Company’s products are primarily sold to customers within the Medical and Non-medical markets. Net sales by market for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025		2024		2023
Market	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$555,323	92.1%	$450,767	89.4%	$346,355	86.6%
Non-medical	47,474	7.9%	53,654	10.6%	53,717	13.4%
Net Sales	$602,797	100.0%	$504,421	100.0%	$400,072	100.0%
(21)    Quarterly Financial Information (unaudited)
Summarized quarterly financial data is as follows (in thousands, except per share data):

2025	Q1	Q2	Q3	Q4
Net sales	$148,148	$151,176	$154,558	$148,915
Gross profit	42,151	43,544	42,747	41,968
Net income	17,184	17,180	16,383	17,566
Basic net income per share	2.24	2.23	2.12	2.28
Diluted net income per share	2.21	2.21	2.11	2.25

2024	Q1	Q2	Q3	Q4
Net sales	$105,009	$110,177	$145,165	$144,070
Gross profit	30,083	33,031	41,523	42,056
Net income	12,693	13,552	16,361	16,375
Basic net income per share	1.66	1.77	2.13	2.13
Diluted net income per share	1.64	1.75	2.11	2.10

2023	Q1	Q2	Q3	Q4
Net sales	$97,753	$100,037	$100,784	$101,498
Gross profit	28,701	29,645	27,750	26,129
Net income	9,739	11,883	11,694	11,607
Basic net income per share	1.28	1.56	1.53	1.52
Diluted net income per share	1.27	1.55	1.52	1.51
(22)    Subsequent Event
On or about February 14, 2026, the Company detected suspicious activity involving its information technology (“IT”) systems. Upon detecting the issue, the Company began taking steps to assess, contain, and remediate the unauthorized activity, including isolating the affected systems and launching an investigation with the assistance of external cybersecurity advisors.

Through the Company’s efforts, the Company believes that the third party responsible for this incident has been removed from the Company’s IT systems, and the Company’s ability to access information impacted by this incident has been restored in all material respects. The Company’s operations have continued throughout the period since the detection of the cybersecurity incident in all material respects. The Company continues to investigate the nature and scope of the unauthorized access. The Company currently expects that a significant portion of its direct costs incurred relating to containing, investigating and remediating the cybersecurity incident will be reimbursed through insurance recoveries.

While the Company’s investigation and assessment of this incident is ongoing, as of the date of this filing, the Company does not believe the incident is reasonably likely to materially impact the Company’s financial condition or results of operations.

Schedule II
UFP TECHNOLOGIES, INC.
Consolidated Financial Statement Schedule
Valuation and Qualifying Accounts
Years ended December 31, 2025, 2024, and 2023
Accounts receivable, allowance for credit losses:

	2025	2024	2023
Balance at beginning of year	$885	$727	$733
Provision for bad debt	31	213	15
Write-offs, net of recoveries	(21)	(55)	(21)
Balance at end of year	$895	$885	$727