Form 10-Q
period 2026-03-31
UFP TECHNOLOGIES INC
filed 2026-05-08
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2026
OR
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
Yes ☐ No ☒
7,736,939 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of April 30, 2026.

UFP Technologies, Inc.

PART I:    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS
UFP Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$19,976	$20,301
Receivables, net	98,566	82,914
Inventories	93,983	86,856
Prepaid expenses and other current assets	7,591	5,620
Refundable income taxes	3,990	5,310
Total current assets	224,106	201,001
Property, plant and equipment, net	78,396	79,109
Goodwill	196,648	197,403
Intangible assets, net	137,856	140,849
Non-qualified deferred compensation plan	7,258	7,465
Right of use assets	18,183	18,879
Deferred income taxes	72	-
Equity method investment	6,889	6,927
Other assets	5,276	3,444
Total assets	$674,684	$655,077

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,433	$24,289
Accrued expenses	26,219	28,796
Deferred revenue	4,627	4,240
Lease liabilities	5,016	5,037
Income taxes payable	218	—
Current portion of long-term debt	12,500	12,500
Total current liabilities	77,013	74,862
Long-term debt, excluding current installments	125,110	122,955
Deferred income taxes	11,742	9,211
Non-qualified deferred compensation plan	6,743	6,657
Lease liabilities	13,440	13,990
Other liabilities	1,761	3,525
Total liabilities	235,809	231,200
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 7,766,498 and 7,736,939 shares issued and outstanding, respectively, at March 31, 2026; 7,742,859 and 7,713,300 shares issued and outstanding, respectively, at December 31, 2025	77	77
Additional paid-in capital	45,090	45,865
Retained earnings	392,309	374,814
Accumulated other comprehensive income	1,986	3,708
Treasury stock at cost, 29,559 shares at March 31, 2026 and December 31, 2025	(587)	(587)
Total stockholders’ equity	438,875	423,877
Total liabilities and stockholders' equity	$674,684	$655,077
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$154,202	$148,148
Cost of sales	109,840	105,997
Gross profit	44,362	42,151
Selling, general & administrative expenses	21,021	18,725
Acquisition costs	—	37
Change in fair value of contingent consideration	—	263
Gain on disposal of property, plant & equipment	(26)	—
Operating income	23,367	23,126
Interest expense, net	1,737	2,809
Other expense	22	36
Income before income tax expense	21,608	20,281
Income tax expense	4,113	3,097
Net income	$17,495	$17,184

Net income per share:
Basic	$2.27	$2.24
Diluted	$2.24	$2.21
Weighted average common shares outstanding:
Basic	7,721	7,688
Diluted	7,799	7,776

Comprehensive Income
Net income	$17,495	$17,184
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(1,722)	2,325
Other comprehensive (loss) income	(1,722)	2,325
Comprehensive income	$15,773	$19,509
The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	7,713	$77	$45,865	$374,814	$3,708	30	$(587)	$423,877
Share-based compensation	38	—	2,733	—	—	—	—	2,733
Exercise of stock options	3	—	63	—	—	—	—	63
Net share settlement of RSU's	(17)	—	(3,571)	—	—	—	—	(3,571)
Other comprehensive loss	—	—	—	—	(1,722)	—	—	(1,722)
Net income	—	—	—	17,495	—	—	—	17,495
Balance at March 31, 2026	7,737	$77	$45,090	$392,309	$1,986	30	$(587)	$438,875

Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	7,677	$77	$40,934	$306,501	$(4,165)	30	$(587)	$342,760
Share-based compensation	42	—	2,212	—	—	—	—	2,212
Exercise of stock options net of shares presented for exercise	6	—	107	—	—	—	—	107
Net share settlement of RSU's	(18)	—	(3,914)	—	—	—	—	(3,914)
Other comprehensive income	—	—		—	2,325	—	—	2,325
Net income	—	—	—	17,184	—	—	—	17,184
Balance at March 31, 2025	7,707	$77	$39,339	$323,685	$(1,840)	30	$(587)	$360,674
The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$17,495	$17,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,418	2,247
Amortization of intangible assets	2,481	2,387
Gain on disposal of property, plant & equipment	(26)	—
Share-based compensation	2,733	2,212
Change in fair value of contingent consideration	—	263
Equity method investment net earnings	38	(41)
Deferred income taxes	2,565	1,443
Changes in operating assets and liabilities:
Receivables, net	(15,713)	(8,904)
Inventories	(7,215)	(2,204)
Prepaid expenses and other current assets	(1,979)	(790)
Other assets	(929)	(2,334)
Accounts payable	3,929	5,284
Accrued expenses	(2,527)	(1,922)
Deferred revenue	387	124
Income taxes payable	1,530	1,801
Non-qualified deferred compensation plan and other liabilities	(1,983)	(2,940)
Net cash provided by operating activities	3,204	13,810
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,746)	(2,817)
Proceeds from sale of fixed assets	58	—
Net cash used in investing activities	(1,688)	(2,817)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	33,350	9,000
Payments on revolving line of credit	(28,070)	(12,500)
Principal payments of long-term debt	(3,125)	(3,125)
Payment of contingent consideration	(250)	(250)
Principal payments on finance lease obligations	(16)	(16)
Proceeds from the exercise of stock options	63	107
Payment of statutory withholdings for restricted stock units vested	(3,571)	(3,914)
Net cash used in financing activities	(1,619)	(10,698)
Effect of foreign currency exchange rates on cash and cash equivalents	(222)	283
Net (decrease) increase in cash and cash equivalents	(325)	578
Cash and cash equivalents at beginning of period	20,301	13,450
Cash and cash equivalents at end of period	$19,976	$14,028
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements
(1)    Basis of Presentation
The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company's 2025 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
The condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.
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
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2026.
Recent Accounting Pronouncements
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

The following table summarizes the allocation of the total purchase price of approximately $4.3 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$2,281
Accounts Receivable	1,448
Inventories	1,306
Prepaid expenses	135
PP&E	2,422
Goodwill	1,145
Intangible assets	575
Other assets	18
Total assets acquired	$9,330
Accounts payable	(429)
Accrued expenses	(1,203)
Deferred revenue	(661)
Deferred income taxes	(461)
Total liabilities assumed	$(2,754)
Total assets acquired, net of liabilities assumed	6,576
Less: cash acquired	(2,281)
Purchase price, net of cash acquired	$4,295
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

The following table summarizes the allocation of the total purchase price of approximately $7.6 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s estimates of fair value (in thousands):

Purchase Price Allocation
Cash	$194
Accounts Receivable	676
Inventories	284
PP&E	432
Goodwill	3,163
Intangible assets	3,175
Total assets acquired	$7,924
Accounts payable	(4)
Accrued expenses	(106)
Total liabilities assumed	$(110)
Total assets acquired, net of liabilities assumed	7,814
Less: cash acquired	(194)
Purchase price, net of cash acquired	$7,620
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

Pro-forma Statements
The following table contains an unaudited pro-forma consolidated statement of comprehensive income for the three months ended March 31, 2025 as if the collective acquisitions of TPI and UNIPEC had occurred on January 1, 2025 (in thousands):

Three Months Ended
March 31, 2025
(Unaudited)
Sales	$151,928
Operating Income	$23,619
Net Income	$17,555
Earnings per share:
Basic	$2.28
Diluted	$2.26
The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have occurred had all 2025 acquisitions occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information. Pro-forma adjustments include depreciation adjustments on fixed asset step up/down; inventory step-up; amortization of intangibles; and estimated interest expense.
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
As a result, the Company accounts for its ownership interest in AQF Asia following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at fair value and then increased or decreased by recording its percentage of gain or loss in the consolidated statement of comprehensive income and a corresponding change to the carrying value of the asset. The initial fair value of this equity method investment as of August 2024 was approximately $7.0 million. The following table provides a roll-forward of the equity method investment for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three Month Periods Ended
	March 31,
	2026	2025
Equity Method Investment - beginning of period	$6,927	$6,808
50% share of AQF Asia net (loss) income	(8)	71
Amortization of basis differences	(30)	(30)
Equity Method Investment - end of period	$6,889	$6,849
(4)    Revenue Recognition
The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of ASC 606 which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes a significant portion of its product sales upon shipment. For tooling and machinery sales, the Company recognizes revenue primarily upon manufacture of the customer's product using the applicable tooling or machinery. If customer acceptance is stipulated within the contract, the Company recognizes revenue from the sale of tooling and machinery when the acceptance is received. The Company recognizes revenue from engineering services, which are primarily product development services, as the services are performed or as otherwise determined based on the substance of the agreement.
Standard payment terms are net 30 days unless contract terms state otherwise. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. The Company accepts sales returns from customers for defective goods, such amounts being immaterial. The Company warrants that goods sold to customers will conform to agreed-upon specifications and that services will be performed in a reasonable and workmanlike manner. The Company does not provide a service as part this assurance warranty and its customers do not have the opportunity to purchase a warranty separately. Accordingly, any warranty activities are not considered to be a separate performance obligation. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the goods and are expensed when revenue is recognized. Variable consideration to be included in the transaction price is estimated using either the expected value method or the most likely method based on facts and circumstances. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company has elected to not disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as the Company’s contracts have an original expected duration of one year or less, or revenue has been recognized at the amount for which the Company has the right to invoice for engineering services performed.
Disaggregated Revenue
The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands). (See Note 13 for further information regarding net sales by market):

	Three Months Ended
	March 31,
Net sales of:	2026	2025
Products	$151,829	$145,100
Tooling and Machinery	980	1,498
Engineering services	1,393	1,550
Total net sales	$154,202	$148,148
Contract Balances
The timing of revenue recognition may differ from the time of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheets.

The following table presents opening and closing balances of contract liabilities for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Contract Liabilities
	Three Month Periods Ended March 31,
	2026	2025
Deferred revenue - beginning of period	$4,240	$4,667
Increases due to consideration received from customers	1,865	2,137
Revenue recognized	(1,478)	(2,010)
Deferred revenue - end of period	$4,627	$4,794
Revenue recognized during the three months ended March 31, 2026 and 2025 from amounts included in deferred revenue at the beginning of the period were approximately $1.1 million and $1.5 million, respectively.
When invoicing occurs after revenue recognition, the Company has contract assets, which are included within “receivables, net” on the condensed consolidated balance sheets.
The following table presents opening and closing balances of contract assets for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Contract Assets
	Three Month Periods Ended March 31,
	2026	2025
Unbilled Receivables - beginning of period	$391	$192
Increases due to revenue recognized, not invoiced to customers	1,072	1,094
Decreases due to customer invoicing	(1,090)	(637)
Unbilled Receivables - end of period	$373	$649
(5)    Supplemental Cash Flow Information
Supplemental cash flow information consists of the following (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Cash paid for:
Interest	$1,709	$2,796
Income taxes, net of refunds	10	(468)

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$183	$89

(6)    Receivables and Allowance for Credit Losses
Receivables consist of the following (in thousands):

	March 31, 2026	December 31, 2025	December 31, 2024
Accounts receivable–trade	$99,423	$83,809	$85,562
Less allowance for credit losses	(857)	(895)	(885)
Receivables, net	$98,566	$82,914	$84,677
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
The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the three months ended March 31, 2026 and 2025 (in thousands):

	Allowance for Credit Losses
	Three Months Ended March 31,
	2026	2025
Allowance - beginning of period	$895	$885
(Adjustment) provision for expected credit losses	(38)	157
Allowance - end of period	$857	$1,042
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

The following table presents the fair value and hierarchical levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

	March 31, 2026	December 31, 2025
Level 3
Purchase price contingent consideration:
Accrued contingent consideration (earn-out)	$5,000	$5,250
Present value of non-competition payments	3,395	5,001
Total contingent consideration	$8,395	$10,251
In connection with the acquisitions of Welch Fluorocarbon, Inc., (“Welch”) and Marble Medical, Inc., (“Marble”) in 2024, and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The total potential contingent consideration payments for the Welch, Marble and DAS Medical acquisitions were $6 million, $0.5 million and $20 million, respectively, as of each acquisition date. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $0.8 million, $0.4 million and $5.2 million for the Welch, Marble and the DAS Medical acquisitions, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, a discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. The Company paid $0, $0.25 million, and $0 for contingent consideration payments during the three months ended March 31, 2026 to Welch, Marble, and DAS Medical, respectively. The contingent consideration for the Welch acquisition has no fair value as of March 31, 2026, as Welch did not achieve the EBITDA targets for the years ended December 31, 2024, and 2025. The Company has also determined that it is not probable that Welch will achieve the EBITDA targets for the year ended December 31, 2026. The contingent consideration for the Marble acquisition is $0 as of March 31, 2026. The contingent consideration for the DAS Medical acquisition has a fair value of $5.0 million as of March 31, 2026, and is included within accrued expenses on the face of the condensed consolidated balance sheets and was paid in May 2026. Any change in fair value of contingent consideration for the acquisitions is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.
The Company entered into Non-Competition Agreements with certain previous owners of DAS Medical and Advant Medical which includes an aggregate of $10.0 million in payments to certain previous owners of DAS Medical over a ten-year period, and an aggregate of €0.4 million in payments to the previous owner of Advant Medical over a three-year period. The Company paid non-competition payments of $1.7 million and $0 during the three months ended March 31, 2026 to DAS Medical and Advant Medical, respectively. The non-competition contingent consideration present value for DAS Medical was approximately $3.2 million at March 31, 2026, and is included within accrued expenses and long-term liabilities with the condensed consolidated balance sheets. The non-competition contingent consideration present value for Advant Medical was approximately $0.2 million at March 31, 2026, and is included within accrued expenses on the face of the condensed consolidated balance sheets. These liabilities are considered to be Level 3 financial liabilities that are re-measured each reporting period.
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

The Company issues share-based awards through several plans that are described in detail in the notes to the consolidated financial statements within the Annual Report on Form 10-K for the year ended December 31, 2025. The compensation cost charged against income from those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended
	March 31,
Share-based compensation related to:	2026	2025
Common stock grants	$200	$100
Stock option grants	—	108
Restricted Stock Unit Awards ("RSUs")	2,533	2,004
Total share-based compensation	$2,733	$2,212
The total income tax benefit recognized in the condensed consolidated statements of comprehensive income for share-based compensation arrangements was approximately $0.9 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.
Common Stock Grants
The compensation expense for common stock granted during the three months ended March 31, 2026, was determined based on the market price of the shares on the date of grant.
Stock Option Grants
The following is a summary of stock option activity under all plans for the three months ended March 31, 2026:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	61,969	$72.80
Exercised	(2,864)	22.02
Outstanding at March 31, 2026	59,105	$75.26	4.03	$7,193
Exercisable at March 31, 2026	59,105	$75.26	4.03	$7,193
Vested and expected to vest at March 31, 2026	59,105	$75.26	4.03	$7,193
During the three months ended March 31, 2026 and 2025, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $0.5 million and $1.5 million, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $0.1 million and $0.3 million, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the three months ended March 31, 2026, no shares were surrendered. During the three months ended March 31, 2025, 748 shares were surrendered at an average market price of $282.42.

Restricted Stock Unit awards
The following table summarizes information about RSU activity during the three months ended March 31, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	79,601	$175.06
Awarded	43,118	267.56
Shares vested	(38,215)	180.95
Shares forfeited	(411)	218.42
Outstanding at March 31, 2026	84,093	$219.60
At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the three months ended March 31, 2026 and 2025, 17,440 and 18,142 shares were surrendered at an average market price of $204.76 and $215.60, respectively.
As of March 31, 2026, the Company had approximately $14.7 million of unrecognized compensation expense that is expected to be recognized over a period of 3 years.
(9)    Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$71,600	$68,075
Work in process	7,154	3,903
Finished goods	15,229	14,878
Total inventory	$93,983	$86,856
(10)    Property, Plant and Equipment
Property, plant, and equipment consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Land and improvements	$5,871	$5,900
Buildings and improvements	38,534	38,602
Leasehold improvements	14,471	12,642
Machinery & equipment	74,849	74,005
Furniture, fixtures, computers & software	10,754	10,361
Construction in progress	9,546	10,941
Property, plant and equipment	$154,025	$152,451
Accumulated depreciation and amortization	(75,629)	(73,342)
Net property, plant and equipment	$78,396	$79,109

(11)    Leases
The Company has operating and finance leases for offices, manufacturing plants, vehicles and certain office and manufacturing equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the right of use (“ROU”) assets or lease liabilities. These are expensed as incurred and recorded as variable lease expense. The Company determines if an arrangement is a lease at the inception of a contract. Operating and finance lease ROU assets and operating and finance lease liabilities are stated separately in the condensed consolidated balance sheets.
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
ROU assets and lease liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Operating lease ROU assets	$18,166	$18,847
Finance lease ROU assets	17	32
Total ROU assets	$18,183	$18,879

Operating lease liabilities - current	$4,999	$5,005
Finance lease liabilities - current	17	32
Total lease liabilities - current	$5,016	$5,037

Operating lease liabilities - long-term	$13,439	$13,988
Finance lease liabilities - long-term	1	2
Total lease liabilities - long-term	$13,440	$13,990

The components of lease costs for the three months ended March 31, 2026 and 2025 consist of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$15	$15
Interest on lease liabilities	—	—
Operating lease cost	1,410	1,097
Variable lease cost	207	79
Short-term lease cost	48	51
Total lease cost	$1,680	$1,242

Weighted-average remaining lease term (years):
Finance	1.08	1.29
Operating	5.55	4.03
Weighted-average discount rate:
Finance	2.26%	2.12%
Operating	5.53%	4.97%
The components of lease income were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Lease income:
Operating lease income	$86	$84
Total lease income	$86	$84
The following table provides additional details of cash flow information related to the Company's leases (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$1,282	$1,086
Financing cash flows from finance leases	16	16
Total operating cash flows	$1,298	$1,102

Supplemental non-cash information:
ROU assets obtained in exchange for new lease liabilities	$463	$—

Maturities of lease liabilities and receipts as of March 31, 2026 are as follows (in thousands):

	Lease Liabilities		Lease Receipts
	Operating	Finance	Operating
Remainder of 2026	4,020	17	268
2027	5,192	1	363
2028	4,018	—	372
2029	3,155	—	—
2030	1,924	—	—
Thereafter	3,014	—	—
Total lease payments	21,323	18	1,003
Less: Interest	(2,885)	—
Present value of lease liabilities	$18,438	$18
(12)    Income Per Share
Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.
The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Basic weighted average common shares outstanding	7,721	7,688
Weighted average common equivalent shares due to dilutive restricted stock, stock options and RSUs	78	88
Diluted weighted average common shares outstanding	7,799	7,776
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For each of the three months ended March 31, 2026 and 2025, 2,958 shares were excluded from the computation of diluted earnings per share for this reason.
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

	Three Months Ended March 31,
	2026	2025
Net sales from external customers	$154,202	$148,148

Significant segment expenses:
Materials	59,068	61,366
Salaries and Benefits	50,372	43,962
Depreciation and amortization	4,899	4,634
Interest expense, net	1,737	2,809
Other segment items (a)	16,518	15,096
Income before income tax provision	21,608	20,281
Income tax provision	4,113	3,097

Net income	$17,495	$17,184

Total assets (b)	$674,684
(a)Other segment items include (production overhead, stock compensation, professional fees, and other SG&A expenses).
(b)See condensed consolidated balance sheet for details.
Information about Geographic Areas
Net sales shipped to customers outside of the United States comprised approximately 18.5% of the Company’s consolidated net sales for the three months ended March 31, 2026, respectively. Net sales shipped to customers outside of the United States comprised approximately 17.3% of the Company’s consolidated net sales for the three months ended March 31, 2025, respectively. Approximately 36.0% of all long-lived assets are located outside of the United States as of March 31, 2026.
Information about Major Customers
Net sales to two customers comprised approximately 24.8% and 22.1%, respectively, of the Company’s consolidated net sales for the three months ended March 31, 2026. Net sales to two customers comprised approximately 24.0% and 21.4%, respectively, of the Company’s consolidated net sales for the three months ended March 31, 2025.
On March 31, 2026, two customers represented approximately 29.5% and 12.6%, respectively of the Company's gross accounts receivable. On December 31, 2025, one customer represented approximately 32.1% of the Company's gross accounts receivable.

The Company’s products are primarily sold to customers within the Medical and Non-medical markets. Sales by market for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Three Months Ended March 31,
	2026		2025
Market	Net Sales	%	Net Sales	%

Medical	$143,378	93.0%	$135,416	91.4%
Non-medical	10,824	7.0%	12,732	8.6%
Net Sales	$154,202	100.0%	$148,148	100.0%
(14)    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2026 are as follows (in thousands):

Goodwill

December 31, 2025	$197,403
Foreign currency translation	(755)
March 31, 2026	$196,648
The carrying values of the Company’s definite lived intangible assets as of March 31, 2026 are as follows (in thousands, except for weighted-average amortization period):

March 31, 2026	Customer List	Intellectual Property	Tradename & Brand	Non- Compete	Total
Weighted-average amortization period (years)	20.0	12.3	13.3	8.3
Gross amount	$133,999	$28,703	$1,079	$6,931	$170,712
Accumulated amortization	(24,021)	(5,354)	(375)	(3,106)	(32,856)
Net balance	$109,978	$23,349	$704	$3,825	$137,856

Amortization expense related to intangible assets was approximately $2.5 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively. The estimated remaining amortization expense as of March 31, 2026 is as follows (in thousands):

Remainder of 2026	$7,419
2027	9,838
2028	9,791
2029	9,760
2030	9,707
Thereafter	91,341
Total	$137,856

(15)    Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Present value of non-competition payments	$1,611	$3,204
Other	150	321
	$1,761	$3,525
(16)    Income Taxes
The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 19.0% and 15.3% of income before income tax expense for the three months ended March 31, 2026 and 2025, respectively.
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
At March 31, 2026, the Company had approximately $137.6 million in outstanding borrowings under the Third Amended and Restated Credit Agreement and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At March 31, 2026, the weighted average interest rate was approximately 5.0% and the Company was in compliance with all covenants under the Third Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

March 31, 2026
Revolving credit facility	$31,360
Term loan	106,250
Total long-term debt	$137,610
Current portion	(12,500)
Long-term debt, excluding current portion	$125,110
Future maturities of long-term debt at March 31, 2026 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2026	$9,375	$—	$9,375
2027	12,500	—	12,500
2028	12,500	—	12,500
2029	12,500	—	12,500
2030	59,375	31,360	90,735
	$106,250	$31,360	$137,610

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Management and representatives of UFP Technologies, Inc. (the “Company”) also may from time to time make forward-looking statements. These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects; the demand for its products, the well-being and availability of the Company’s employees, the continuing operation of the Company’s locations, delayed payments by the Company’s customers and the potential for reduced or canceled orders; statements about expectations regarding customer inventory levels; statements about the Company’s acquisition strategies and opportunities and the Company’s growth potential and strategies for growth; expectations regarding customer demand; expectations regarding the Company’s liquidity and capital resources, including the sufficiency of its cash reserves and the availability of borrowing capacity to fund operations and/or potential future acquisitions; anticipated revenues and the timing of such revenues; expectations about shifting the Company’s book of business to higher-margin, longer-run opportunities; anticipated trends and potential advantages in the different markets in which the Company competes, including the medical and non-medical, and the Company’s plans to expand in certain of its markets; statements regarding anticipated advantages the Company expects to realize from its investments and capital expenditures; statements regarding anticipated advantages to improvements and alterations at the Company’s existing plants; expectations regarding the Company’s manufacturing capacity, operating efficiencies, and new production equipment; expectations that the Company will receive reimbursement for tariff-related costs in the form of vendor credits from suppliers that previously passed such tariffs through to the Company, whether directly or through price increases; statements about new product offerings and program launches; statements about the Company’s participation and growth in multiple markets; statements about the Company’s business opportunities; and any indication that the Company may be able to sustain or increase its net sales, earnings or earnings per share, or its sales, earnings or earnings per share growth rates.
Investors are cautioned that such forward-looking statements involve risks and uncertainties that could adversely affect the Company’s business and prospects, and otherwise cause actual results to differ materially from those anticipated by such forward-looking statements, or otherwise, including without limitation: our financial condition and results of operations, including risks relating to substantially decreased demand for the Company’s products; risks relating to the potential closure of any of the Company’s facilities or the unavailability of key personnel or other employees; risks that the Company’s inventory, cash reserves, liquidity or capital resources may be insufficient; risks relating to delayed payments by our customers and the potential for reduced or canceled orders; risks related to customer concentration; risks related to global conflict or civil unrest to the efficacy of our manufacturing process; risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our financing arrangements, and whether any available financing may be sufficient to address our needs; risks associated with efforts to shift the Company’s book of business to higher-margin, longer-run opportunities; risks associated with the Company’s entry into and growth in certain markets; risks and uncertainties associated with seeking and implementing manufacturing efficiencies and implementing new production equipment; risks associated with governmental regulations and/or sanctions affecting the import and export of products, including global trade barriers, additional taxes, tariff increases or uncertainties, cash repatriation restrictions, retaliations and boycotts between the U.S. and other countries; risks associated with the usage of artificial intelligence technologies; risks associated with domestic, regional and global political risks and uncertainties; risks associated with the U.S. and Iran conflict; risks and uncertainties associated with growth of the Company’s business and increases to sales, earnings and earnings per share; risks relating to cybersecurity, including cyber-attacks on the Company’s information technology infrastructure, products, suppliers, customers and partners, and cybersecurity-related regulations, and the potential consequences of the Cyber Incident (as defined in Item 1C, Cybersecurity in our Annual Report on Form 10-K for the year ended December 31, 2025) could result in data or financial loss, reputational harm, business disruption, damage to our relationships with customers, consumers, employees and third parties on which we rely, litigation, regulatory investigations, enforcement actions or other negative impacts under cybersecurity related regulations or otherwise; risks associated with our or third-party use of artificial intelligence technologies; risks associated with new product and program launches; risks relating to our performance and the performance of our counterparties under the agreements we have entered into; the risk that our two largest customers, on whom we depend for a substantial portion of our annual revenues, will not purchase the expected volume of goods under the supply agreements we have entered into with them because, among other things, they no longer require the products at all or to the degree they anticipated or because, among other things, our largest customers, decide to manufacture the products itself or through one of its affiliates it obtains the products from other listed suppliers specified in our agreement; the risk that we will not achieve expected rebates under the applicable supply agreement; and risks relating to our ability to maintain increased levels of production at profitable levels, if at all; or to continue to increase production rates and risks relating to disruptions and delays in our supply chain or labor force. Accordingly, actual results may differ materially.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our current beliefs, estimates and assumptions and are only as of the date of this Report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as the risks and uncertainties discussed elsewhere in this Report. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.
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
Net sales for the three months ended March 31, 2026 increased 4.1% to $154.2 million from $148.1 million in the same period last year. The increase was primarily attributable to 5.9% growth in sales to customers in the medical market, which was largely due to growth in sales to customers in the Robotic Surgery, Patient Surfaces and Support and Interventional and Surgical sub-markets. Net sales from our largest two customers, Stryker and Intuitive Surgical SARL, were 24.8% and 22.1% of our total net sales in the three months ended March 31, 2026, respectively, compared to 24.0% and 21.4% in the same period last year.
In 2025, we executed a post-acquisition review of our AJR Enterprises, LLC (“AJR”) labor force’s United States employment eligibility through E-Verify protocols. This review has resulted in significant workforce turnover during the year (the "AJR Labor Issue"). Attention spent by experienced employees training new direct and indirect employees in our standards and policies has decreased productivity and therefore has created inefficiencies in our AJR operations. To address the AJR Labor Issue, we recruited legally eligible replacement associates.
Impact of Tariffs
In 2025, the United States imposed increased tariffs on foreign imports into the United States, including all the countries in which we manufacture goods outside the United States and also the countries in which our customers operate. Although agreements have been made with various countries, the tariff policy environment remains dynamic, particularly in light of recent Supreme Court decisions. In February 2026, the U.S. Supreme Court ruled that these tariffs levied under the International Emergency Economic Powers Act (“IEEPA”) are unconstitutional. As a result of this ruling, the U.S. Court of International Trade issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. On April 20, 2026, the CBP launched an online portal that can be used to submit IEEPA tariff refund requests. All requests will be reviewed by the CBP to determine validity prior to the issuance of refunds. During the three months ended March 31, 2026, we have experienced a decreased effect of tariffs on our business as compared to the second half of 2025. In the coming quarters, we expect to receive reimbursement of tariff costs in the form of vendor credits, from suppliers who have previously passed through tariffs to us either directly or through price increases.
Cyber Incident
On or about February 14, 2026, we detected the Cyber Incident (as defined in Item 1C, Cybersecurity in our Annual Report on Form 10-K for the year ended December 31, 2025). As of the date hereof, the incident has not had a material impact on our financial systems, operations or financial condition. While our investigation and assessment of this incident is ongoing, as of the date of this filing, our IT systems are operational in all material respects and we do not believe the incident is reasonably likely to materially impact our financial condition or results of operations. There can be no assurance that the Cyber Incident or any future cybersecurity incidents will not have a material impact on our future operations, financial systems or financial condition. See Item 1A “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2025 within our Annual Report on Form 10-K for the year ended December 31, 2025 under the headings “Security breaches, including cybersecurity incidents and other disruptions could compromise our information, expose us to liability and harm our reputation and business” and “We experienced a material information technology (“IT”) systems incident in February 2026, which could result in a number of potentially unknown outcomes, including but not limited to, litigation, regulatory investigations or enforcement actions, or reputational harm, any of which could have a material impact on our business operations, financial condition, or results of operations,” and the discussion in Item 1C, Cybersecurity, within our Annual Report on Form 10-K for the year ended December 31, 2025.
Results of Operations
Net Sales
Net sales for the three months ended March 31, 2026 increased approximately 4.1% to $154.2 million from sales of $148.1 million for the same period in 2025. The increase is primarily due to increased sales to customers in the medical market of 5.9%, partially offset by a 15% decline in sales to customers in the non-medical markets. This increase is primarily due to increased sales to customers in the Robotic Surgery, Patient Surfaces and Support and Interventional and Surgical sub-markets. These increases were partially offset by a decline in sales to customers in the Wound Care sub-market due to destocking at two customers which is expected to continue until the third quarter of 2026.

Gross Profit
Gross margin increased slightly to 28.8% for the three months ended March 31, 2026, from 28.5% for the same period in 2025, driven by increased efficiencies primarily in the Robotic Surgery sub-market.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses (“SG&A”) increased approximately 12.3% to $21.0 million for the three months ended March 31, 2026, from $18.7 million for the same period in 2025. The increase is primarily attributable to increased headcount and other back-office resources of approximately $0.8 million, legal expenses of approximately $0.5 million most of which will not recur, and an increase in RSU stock compensation expense of approximately $0.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. As a percentage of sales, SG&A increased to 13.6% for the three months ended March 31, 2026, from 12.6% for the same three months in 2025.
Interest Expense, net
Net interest expense was approximately $1.7 million and $2.8 million for the three months ended March 31, 2026, and 2025, respectively. The decrease in net interest expense for the three months ended March 31, 2026, was primarily due to lower average debt in the three months ended March 31, 2026 as compared to the same period in 2025. Interest income was immaterial.
Other Expense
Other expense was less than $0.1 million for the three months ended March 31, 2026 and 2025. Changes in other expense are primarily generated by equity method investment income and foreign currency transaction gains.

Income Taxes
We recorded tax expense of approximately 19.0% and 15.3% of income before income tax expense, for the three months ended March 31, 2026 and 2025, respectively. The increase in the effective tax rate is due to large favorable discrete items in the first quarter of 2025 associated with equity compensation and a state tax refund.
Liquidity and Capital Resources
We generally fund our operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.
Cash Flows
Net cash provided by operations for the three months ended March 31, 2026 was approximately $3.2 million and was primarily a result of net income generated of approximately $17.5 million, depreciation and amortization of approximately $4.9 million, and share-based compensation of approximately $2.7 million for the three months ended March 31, 2026, offset by changes in operating assets and liabilities of approximately $24.5 million, primarily driven by a $15.7 million increase in receivables, net due to increased sales volume in March 2026 as compared to December 2025.
Net cash used in investing activities during the three months ended March 31, 2026 was approximately $1.7 million and was comprised of additions of manufacturing machinery and equipment and various building improvements.
Net cash used for financing activities was approximately $1.6 million during the three months ended March 31, 2026 and was primarily the result of payments on the revolving line of credit of approximately $28.1 million and principal payments of long-term debt of approximately $3.1 million, partially offset by proceeds from advances on revolving line of credit of $33.4 million.
Outstanding and Available Debt
On June 27, 2024, we, as the borrower, entered into a secured $275 million Amended and Restated Credit Agreement (the “Third Amended and Restated Credit Agreement”) with certain of the our subsidiaries (the “Subsidiary Guarantors”) and Bank of America, N.A., in its capacity as the initial lender, Administrative Agent, Swingline Lender and L/C Issuer, and certain other lenders from time-to-time party thereto. The Third Amended and Restated Credit Agreement amends and restates our prior credit agreement, originally dated as of December 22, 2021.
The credit facilities under the Third Amended and Restated Credit Agreement consist of a secured term loan to us of $125 million and a secured revolving credit facility, under which we may borrow up to $150 million. The Third Amended and Restated Credit Facilities mature on June 27, 2029. This maturity date is subject to acceleration, and we could be subject to additional fees and expenses in certain circumstances should one or more events of default described in the Third Amended and Restated Credit Agreement occur. The secured term loan requires quarterly principal payments of $3,125,000 that commenced on December 31, 2024. The proceeds of the Third Amended and Restated Credit Agreement may be used for general corporate purposes, including funding certain acquisitions, as well as certain other permitted acquisitions. Our obligations under the Third Amended and Restated Credit Agreement are guaranteed by Subsidiary Guarantors and secured by substantially all of our assets.
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
At March 31, 2026, we had approximately $137.6 million in outstanding borrowings under the Third Amended and Restated Credit Agreement and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At March 31, 2026, the weighted average interest rate was approximately 5.0% and we were in compliance with all covenants under the Third Amended and Restated Credit Agreement.

Long-term debt consists of the following (in thousands):

March 31, 2026
Revolving credit facility	$31,360
Term loan	106,250
Total long-term debt	$137,610
Current portion	(12,500)
Long-term debt, excluding current portion	$125,110
Future maturities of long-term debt at March 31, 2026 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2026	$9,375	$—	$9,375
2027	12,500	—	12,500
2028	12,500	—	12,500
2029	12,500	—	12,500
2030	59,375	31,360	90,735
	$106,250	$31,360	$137,610
Future Liquidity
We require cash to pay our operating expenses, purchase capital equipment, and to service our contractual obligations. Our principal sources of funds are our operations and our Third Amended and Restated Credit Agreement. We generated cash of approximately $3.2 million from operations during the three months ended March 31, 2026. We cannot guarantee that its operations will generate cash in future periods. Our longer-term liquidity is contingent upon future operating performance and the availability of draws on its revolving credit facility. Further, the economic uncertainty resulting from events including inflation, tariffs, bank failures, and other factors beyond our control could affect our long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.
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
Critical Accounting Estimates
There have been no material changes to the our Critical Accounting Estimates, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Commitments and Contractual Obligations
There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risks as previously disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The Company closed on the acquisitions of AJR Specialty and AJR Custom Foam in the second quarter of 2025 and TPI and UNIPEC in the third quarter of 2025. The 2025 acquisitions’ total assets and net sales constituted approximately 2.9% and 3.8%, respectively, of the Company’s consolidated total assets and net sales as shown on our condensed consolidated financial statements as of and for the three months ended March 31, 2026. As the acquisitions occurred in the second and third quarters of fiscal 2025, the Company excluded all of the acquired businesses internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope within the first year of acquisition if specified conditions are satisfied.
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
ITEM 1A:    RISK FACTORS
The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, you should consider carefully the risks and uncertainties described in this Quarterly Report on Form 10-Q as well as our other public filings with the SEC including Part I, Item IA, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025, with the exception of the additional Risk Factors noted below.
The conflict between the United States, Israel, and Iran and related geopolitical instability may adversely affect our business and results of operations.
In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. Although we have no operations in the Middle East, the ongoing conflict, and any further escalation, including additional military actions, retaliatory measures, sanctions, trade or transportation disruptions, cyberattacks, or other governmental or market responses, could significantly disrupt global energy supplies, increase energy prices, heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, our customers and vendors, commodity prices, currency exchange rates, financial markets and the general economy.
A significant portion of our polymer spend is petroleum-based, and rising petroleum prices resulting from the conflict have increased, and may continue to increase, the cost of materials we source, manufacture, or distribute. Under our agreements with our customers, we are generally able to pass through many of these costs but there is no assurance this will not adversely affect demand for our products. We have also faced, and may continue to face, indirect financial risks passed through the supply chain, including disruptions that could result in higher prices for our products and the resources needed to produce them or delays in our ability to timely manufacture and deliver our products.
While we do not expect the conflict to have a material effect on our business, financial condition, or results of operations, we are unable to predict the extent or nature of any future impacts at this time.
ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4:    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5:    OTHER INFORMATION
During the first quarter of fiscal 2026, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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
UFP TECHNOLOGIES, INC.

Date: May 8, 2026	By: /s/ R. Jeffrey Bailly
R. Jeffrey Bailly Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

Date: May 8, 2026	By: /s/ Ronald J. Lataille
Ronald J. Lataille Chief Financial Officer (Principal Financial Officer)