Form 10-Q
period 2026-06-30
UFP TECHNOLOGIES INC
filed 2026-08-06
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2026
OR
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
Yes ☐ No ☒
7,745,790 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of July 27, 2026.

UFP Technologies, Inc.

PART I:    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS
UFP Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$9,045	$20,301
Receivables, net	113,247	82,914
Inventories	100,090	86,856
Prepaid expenses and other current assets	8,390	5,620
Refundable income taxes	4,120	5,310
Total current assets	234,892	201,001
Property, plant and equipment, net	76,916	79,109
Goodwill	196,444	197,403
Intangible assets, net	135,246	140,849
Non-qualified deferred compensation plan	8,089	7,465
Right of use assets	18,589	18,879
Deferred income taxes	72	—
Equity method investment	6,667	6,927
Other assets	4,994	3,444
Total assets	$681,909	$655,077

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,959	$24,289
Accrued expenses	23,267	28,796
Deferred revenue	4,802	4,240
Lease liabilities	4,739	5,037
Income taxes payable	37	—
Current portion of long-term debt	12,500	12,500
Total current liabilities	78,304	74,862
Long-term debt, excluding current installments	104,805	122,955
Deferred income taxes	13,691	9,211
Non-qualified deferred compensation plan	6,692	6,657
Lease liabilities	14,292	13,990
Other liabilities	1,700	3,525
Total liabilities	219,484	231,200
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 7,775,349 and 7,745,790 shares issued and outstanding, respectively, at June 30, 2026; 7,706,344 and 7,676,785 shares issued and outstanding, respectively, at December 31, 2025	77	77
Additional paid-in capital	48,263	45,865
Retained earnings	413,160	374,814
Accumulated other comprehensive income	1,512	3,708
Treasury stock at cost, 29,559 shares at June 30, 2026 and December 31, 2025	(587)	(587)
Total stockholders’ equity	462,425	423,877
Total liabilities and stockholders' equity	$681,909	$655,077
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$173,964	$151,176	$328,166	$299,324
Cost of sales	123,046	107,633	232,886	213,629
Gross profit	50,918	43,543	95,280	85,695
Selling, general & administrative expenses	22,753	18,679	43,774	37,405
Acquisition costs	72	283	72	320
Change in fair value of contingent consideration	—	263	—	526
Gain on disposal of property, plant & equipment	(6)	(11)	(32)	(11)
Operating income	28,099	24,329	51,466	47,455
Interest expense, net	1,711	2,671	3,448	5,480
Other (income) expense	(40)	32	(18)	68
Income before income tax expense	26,428	21,626	48,036	41,907
Income tax expense	5,577	4,446	9,690	7,543
Net income	$20,851	$17,180	$38,346	$34,364

Net income per share:
Basic	$2.69	$2.23	$4.96	$4.46
Diluted	$2.68	$2.21	$4.92	$4.42
Weighted average common shares outstanding:
Basic	7,740	7,709	7,731	7,698
Diluted	7,788	7,773	7,796	7,783

Comprehensive Income
Net Income	$20,851	$17,180	$38,346	$34,364
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(474)	5,294	(2,196)	7,619
Other comprehensive (loss) income	(474)	5,294	(2,196)	7,619
Comprehensive income	$20,377	$22,474	$36,150	$41,983
The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

Three and Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	7,713	$77	$45,865	$374,814	$3,708	30	$(587)	$423,877
Share-based compensation	—	—	2,733	—	—	—	—	2,733
Vesting of RSUs and stock awards	38	—	—	—	—	—	—	—
Exercise of stock options	3	—	63	—	—	—	—	63
Net share settlement of RSUs and stock awards	(17)	—	(3,571)	—	—	—	—	(3,571)
Other comprehensive loss	—	—	—	—	(1,722)	—	—	(1,722)
Net income	—	—	—	17,495	—	—	—	17,495
Balance at March 31, 2026	7,737	$77	$45,090	$392,309	$1,986	30	$(587)	$438,875
Share-based compensation	—	—	3,224	—	—	—	—	3,224
Vesting of RSUs and stock awards	6	—	—	—	—	—	—	—
Exercise of stock options	4	—	116	—	—	—	—	116
Net share settlement of RSUs and stock awards	(1)	—	(167)	—	—	—	—	(167)
Other comprehensive loss		—	—	—	(474)	—	—	(474)
Net income	—	—	—	20,851	—	—	—	20,851
Balance at June 30, 2026	7,746	$77	$48,263	$413,160	$1,512	30	$(587)	$462,425

Three and Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2024	7,677	$77	$40,934	$306,501	$(4,165)	30	$(587)	$342,760
Share-based compensation	—	—	2,212	—	—	—	—	2,212
Vesting of RSUs and stock awards	42	—	—	—	—	—	—	—
Exercise of stock options net of shares presented for exercise	6	—	107	—	—	—	—	107
Net share settlement of RSU's	(18)	—	(3,914)	—	—	—	—	(3,914)
Other comprehensive income	—	—	—	—	2,325	—	—	2,325
Net income	—	—	—	17,184	—	—	—	17,184
Balance at March 31, 2025	7,707	$77	$39,339	$323,685	$(1,840)	30	$(587)	$360,674
Share-based compensation	—	—	2,285	—	—	—	—	2,285
Vesting of RSUs and stock awards	1	—	—	—	—	—	—	—
Exercise of stock options	3	—	58	—	—	—	—	58
Other comprehensive income	—	—	—	—	5,294	—	—	5,294
Net income	—	—	—	17,180	—	—	—	17,180
Balance at June 30, 2025	7,711	$77	$41,682	$340,865	$3,454	30	$(587)	$385,491
The accompanying notes are an integral part of these consolidated financial statements.

UFP Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$38,346	$34,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,906	4,555
Amortization of intangible assets	4,958	4,798
Gain on disposal of property, plant & equipment	(32)	(11)
Share-based compensation	5,957	4,497
Change in fair value of contingent consideration	—	526
Equity method investment net earnings	10	(98)
Distributions from equity method investment	198	—
Deferred income taxes	4,543	1,706
Changes in operating assets and liabilities:
Receivables, net	(30,528)	1,264
Inventories	(13,354)	3,947
Prepaid expenses and other current assets	(2,778)	(335)
Other assets	(1,883)	(3,658)
Accounts payable	8,658	(2,329)
Accrued expenses	(5,440)	(6,073)
Deferred revenue	562	(75)
Income taxes	1,210	3,154
Non-qualified deferred compensation plan and other liabilities	3,483	(7,091)
Net cash provided by operating activities	18,816	39,141
Cash flows from investing activities:
Additions to property, plant, and equipment	(2,906)	(5,674)
Distributions from equity method investment	52	—
Acquisitions, net of cash acquired	—	(2,833)
Acquisition working capital adjustments	—	5
Proceeds from sale of fixed assets	64	35
Net cash used in investing activities	(2,790)	(8,467)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	53,070	16,500
Payments on revolving line of credit	(64,970)	(36,000)
Principal payments of long-term debt	(6,250)	(6,250)
Payment of contingent consideration	(5,250)	(250)
Principal payments on finance lease obligations	(20)	(32)
Proceeds from the exercise of stock options	179	165
Payment of statutory withholdings for restricted stock units vested	(3,738)	(3,914)
Net cash used in financing activities	(26,979)	(29,781)
Effect of foreign currency exchange rates on cash and cash equivalents	(303)	549
Net (decrease) increase in cash and cash equivalents	(11,256)	1,442
Cash and cash equivalents at beginning of period	20,301	13,450
Cash and cash equivalents at end of period	$9,045	$14,892

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
The condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.
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
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2026.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to improve disclosures about a public business entity's expenses and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements and related disclosures.
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
Acquisition costs associated with the transaction of approximately $0.2 million were charged to expense during the year ended December 31, 2025. These costs were primarily for legal services, and are included within “Acquisition costs” on the face of the condensed consolidated statements of comprehensive income.
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
Acquisition costs associated with the transaction of approximately $0.1 million were charged to expense during the year ended December 31, 2025. These costs were primarily for legal services, and are included within “Acquisition costs” on the face of the condensed consolidated statements of comprehensive income.
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
Acquisition costs associated with the transaction of approximately $0.1 million were charged to expense during the year ended December 31, 2025. These costs were primarily for legal services, and are included within “Acquisition costs” on the face of the condensed consolidated statements of comprehensive income.
As the revenues, earnings, balance sheet, and pro forma effects of the AJR Specialty and AJR Custom Foam acquisitions are not, and would not have been, material to the results of operations or financial position of the Company, the Company has elected to not disclose substantially all required disclosures of Accounting Standards Codification 805, Business Combinations, for this acquisition.

Pro-forma Statements
The following table contains an unaudited pro forma consolidated statement of comprehensive income for the three and six months ended June 30, 2025, as if the collective acquisitions of TPI and UNIPEC had occurred on January 1, 2025 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
	(Unaudited)	(Unaudited)
Sales	$154,846	$306,774
Operating Income	$25,223	$48,842
Net Income	$17,853	$35,408
Earnings per share:
Basic	$2.32	$4.60
Diluted	$2.30	$4.55
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
(3)    Equity Method Investment
On August 23, 2024 in conjunction with the acquisition of AQF, the Company became 50% owners of the equity interest in AQF Asia PTE Ltd., located in Singapore (“AQF Asia”). While the Company owns 50% of the equity interest of AQF Asia and does have significant influence over the entity, the Company has concluded that it does not have control of AQF Asia due to certain veto rights held by the other joint venture partner with regards to management decision making.
As a result, the Company accounts for its ownership interest in AQF Asia following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at fair value and then increased or decreased by recording its percentage of gain or loss in the consolidated statement of comprehensive income and a corresponding change to the carrying value of the asset. The initial fair value of this equity method investment as of August 2024 was approximately $7.0 million. The following table provides a roll-forward of the equity method investment for the six-month periods ended June 30, 2026 and 2025 (in thousands):

	Six-Month Period Ended June 30,
	2026	2025
Equity Method Investment-beginning of period	$6,927	$6,808
50% share of AQF Asia net income	50	157
Amortization of basis differences	(60)	(59)
Dividend distribution	(250)	—
Equity Method Investment - end of period	$6,667	$6,906
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
Disaggregated Revenue
The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands) (See Note 13 for further information regarding net sales by market):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net sales of:	2026	2025	2026	2025
Products	$172,505	$149,332	$324,334	$294,432
Tooling and Machinery	448	302	1,428	1,800
Engineering services	1,011	1,542	2,404	3,092
Total net sales	$173,964	$151,176	$328,166	$299,324
Contract Balances
The timing of revenue recognition may differ from the time of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheets.

The following table presents opening and closing balances of contract liabilities for the six-month periods ended June 30, 2026 and 2025 (in thousands):

	Contract Liabilities
	Six-Month Period Ended June 30,
	2026		2025
Deferred revenue - beginning of period	$4,240		$4,667
Increases due to consideration received from customers	3,185		3,129
Revenue recognized	(2,623)		(3,187)
Deferred revenue - end of period	$4,802	0	$4,609
Revenue recognized during the six months ended June 30, 2026 and 2025 from amounts included in deferred revenue at the beginning of the period were both approximately $2.0 million.
When invoicing occurs after revenue recognition, the Company has contract assets, which are included within “receivables, net” on the condensed consolidated balance sheets.
The following table presents opening and closing balances of contract assets for the six-month periods ended June 30, 2026 and 2025 (in thousands):

	Contract Assets
	Six-Month Period Ended June 30,
	2026	2025
Unbilled Receivables - beginning of period	$391	$192
Increases due to revenue recognized, not invoiced to customers	1,559	2,091
Decreases due to customer invoicing	(1,600)	(1,939)
Unbilled Receivables - end of period	$350	$344
(5)    Supplemental Cash Flow Information
Supplemental cash flow information consists of the following (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Cash paid for:
Interest	$3,426	$5,528
Income taxes, net of refunds	2,647	881

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$81	$275

(6)    Receivables and Allowance for Credit Losses
Receivables consist of the following (in thousands):

	June 30, 2026	December 31, 2025	December 31, 2024
Accounts receivable–trade	$114,411	$83,809	$85,562
Less allowance for credit losses	(1,164)	(895)	(885)
Receivables, net	$113,247	$82,914	$84,677
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
The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the six-month periods ended June 30, 2026 and 2025 (in thousands):

	Allowance for Credit Losses
	Six-Month Period Ended June 30,
	2026	2025
Allowance - beginning of period	$895	$885
Provision (adjustment) for expected credit losses	269	(121)
Amounts written off against the allowance, net of recoveries	—	(2)
Allowance - end of period	$1,164	$762
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

The following table presents the fair value and hierarchical levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

	June 30, 2026	December 31, 2025
Level 3
Purchase price contingent consideration:
Present value of non-competition payments	$3,318	$5,001
Accrued contingent consideration (earn-out)	—	5,250
Total contingent consideration	$3,318	$10,251
In connection with the acquisitions of Welch Fluorocarbon Inc. ("Welch") and Marble Medical, Inc. ("Marble") in 2024, and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The total potential contingent consideration payments for the Welch, Marble and DAS Medical acquisitions were $6 million, $0.5 million and $20 million, respectively, as of each acquisition date. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $0.8 million, $0.4 million and $5.2 million for the Welch, Marble and the DAS Medical acquisitions, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, a discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. The Company paid $0, $0.25 million, and $5.0 million for contingent consideration payments during the six months ended June 30, 2026 to Welch, Marble, and DAS Medical, respectively. The contingent consideration for the Welch acquisition has no fair value as of June 30, 2026, as Welch did not achieve the EBITDA targets for the years ended December 31, 2024, and 2025. The Company has also determined that it is not probable that Welch will achieve the EBITDA targets for the year ended December 31, 2026. The contingent consideration for the Marble and DAS Medical acquisitions were both $0 as of June 30, 2026. Any change in fair value of contingent consideration for the acquisitions is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.
The Company entered into Non-Competition Agreements with certain previous owners of DAS Medical and Advant Medical which includes, an aggregate of $10.0 million in payments to certain previous owners of DAS Medical over a ten-year period, and an aggregate of €0.4 million in payments to the previous owner of Advant Medical over a three-year period. The Company paid non-competition payments of $1.7 million and $0.1 million during the six months ended June 30, 2026 to DAS Medical and Advant Medical, respectively. The non-competition contingent consideration present value for DAS Medical was approximately $3.2 million at June 30, 2026 and is included with accrued expenses and long-term liabilities with the condensed consolidated balance sheets. The non-competition contingent consideration present value for Advant Medical was approximately $0.1 million at June 30, 2026 and is included within accrued expenses on the face of the condensed consolidated balance sheets. These liabilities are considered to be a Level 3 financial liabilities that are re-measured each reporting period.
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

The compensation cost charged against income from those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Share-based compensation related to:	2026	2025	2026	2025
Restricted Stock Unit Awards ("RSUs")	$3,024	$2,120	$5,557	$4,124
Common stock grants	200	100	400	200
Stock option grants	—	65	—	173
Total share-based compensation	$3,224	$2,285	$5,957	$4,497
The total income tax benefit recognized in the condensed consolidated statements of comprehensive income for share-based compensation arrangements was approximately $1.0 million and $1.9 million for the three and six months ended June 30, 2026, respectively, and approximately $0.8 million and $2.0 million for the three and six months ended June 30, 2025.
Common Stock Grants
The compensation expense for common stock granted during the six months ended June 30, 2026, was determined based on the market price of the shares on the date of grant.
Stock Option Grants
The following is a summary of stock option activity under all plans for the six months ended June 30, 2026:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	61,969	$72.80
Exercised	(6,928)	25.81
Outstanding at June 30, 2026	55,041	$78.72	3.97	$10,260
Exercisable at June 30, 2026	55,041	$78.72	3.97	$10,260
Vested and expected to vest at June 30, 2026	55,041	$78.72	3.97	$10,260
During the six months ended June 30, 2026 and 2025, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $1.7 million and $2.2 million, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $0.2 million and $0.4 million, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the six months ended June 30, 2026, no shares were surrendered. During the six months ended June 30, 2025, 748 shares were surrendered at an average market price of $282.42.

Restricted Stock Unit awards
The following table summarizes information about RSU activity during the six months ended June 30, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	79,601	$175.06
Awarded	58,169	256.42
Shares vested	(41,965)	186.23
Shares forfeited	(567)	231.03
Outstanding at June 30, 2026	95,238	$219.49
At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the six months ended June 30, 2026 and 2025, 17,440 and 18,152 shares were surrendered at an average market price of $204.76 and $215.60, respectively.
As of June 30, 2026, the Company had approximately $15.0 million of unrecognized compensation expense that is expected to be recognized over a period of 2.75 years.
(9)    Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$73,054	$68,075
Work in process	7,911	3,903
Finished goods	19,125	14,878
Total inventory	$100,090	$86,856
(10)    Property, Plant and Equipment
Property, plant, and equipment consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Land and improvements	$5,863	$5,900
Buildings and improvements	38,515	38,602
Leasehold improvements	14,602	12,642
Machinery & equipment	75,773	74,005
Furniture, fixtures, computers & software	11,202	10,361
Construction in progress	8,576	10,941
Property, plant and equipment	$154,531	$152,451
Accumulated depreciation and amortization	(77,615)	(73,342)
Net property, plant and equipment	$76,916	$79,109

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
ROU assets and lease liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Operating lease ROU assets	$18,576	$18,847
Finance lease ROU assets	13	32
Total ROU assets	$18,589	$18,879

Operating lease liabilities - current	$4,725	$5,005
Finance lease liabilities - current	14	32
Total lease liabilities - current	$4,739	$5,037

Operating lease liabilities - long-term	$14,292	$13,988
Finance lease liabilities - long-term	—	2
Total lease liabilities - long-term	$14,292	$13,990

The components of lease costs for the six months ended June 30, 2026 and 2025 consist of the following (in thousands):

	Six Months Ended June 30,
	2026	2025
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$19	$30
Interest on lease liabilities	—	1
Operating lease cost	2,882	2,321
Variable lease cost	458	342
Short-term lease cost	150	97
Total lease cost	$3,509	$2,791

Weighted-average remaining lease term (years):
Finance	0.83	1.04
Operating	5.52	3.78
Weighted-average discount rate:
Finance	2.26%	2.13%
Operating	5.53%	5.25%

The components of lease income were as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Lease income:
Operating lease income	173	169
Total lease income	$173	$169
The following table provides additional details of cash flow information related to the Company's leases (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$2,586	$2,244
Financing cash flows from finance leases	20	32
Total operating cash flows	$2,606	$2,276

Supplemental non-cash information:
ROU assets obtained in exchange for new lease liabilities	$2,185	$2,711
Maturities of lease liabilities and receipts as of June 30, 2026 are as follows (in thousands):

	Lease Liabilities		Lease Receipts
	Operating	Finance	Operating
Remainder of 2026	$2,768	$9	$181
2027	5,594	5	363
2028	4,483	—	372
2029	3,560	—	—
2030	2,206	—	—
Thereafter	3,382	—	—
Total lease payments	21,993	14	$916
Less: Interest	(2,976)	—
Present value of lease liabilities	$19,017	$14
(12)    Income Per Share
Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Basic weighted average common shares outstanding	7,740	7,709	7,731	7,698
Weighted average common equivalent shares due to dilutive restricted stock, stock options and RSUs	48	64	66	85
Diluted weighted average common shares outstanding	7,788	7,773	7,796	7,783
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For each of the three and six months ended June 30, 2026 and 2025, 2,958 shares were excluded from the computation of diluted earnings per share for this reason.
(13)    Segment Data
The Company consists of a single operating and reportable segment and uses consolidated net income as its measure of segment profit and loss. The chief operating decision maker of the Company is the Chief Executive Officer (CEO). The CEO reviews consolidated operating results to make decisions about how to allocate resources to the segment and assess its performance as a whole. The Company has identified the following significant segment expenses (SSEs) due to their relevance to the overall consolidated operating results (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales from external customers	$173,964	$151,176	$328,166	$299,324

Significant segment expenses:
Materials	68,351	62,510	127,419	123,876
Salaries and Benefits	53,419	42,911	103,791	86,873
Depreciation and amortization	4,965	4,719	9,864	9,353
Interest expense, net	1,711	2,671	3,448	5,480
Other segment items (a)	19,090	16,739	35,608	31,835
Income before income tax provision	26,428	21,626	48,036	41,907
Income tax provision	5,577	4,446	9,690	7,543

Segment net income	$20,851	$17,180	$38,346	$34,364

Segment total assets (b)	$681,909
(a)Other segment items include (production overhead, stock compensation, professional fees, and other selling, general, and administrative expenses ("SG&A") expenses)
(b)See Condensed Consolidated Balance Sheet for details

Information about Geographic Areas
Net sales shipped to customers outside of the United States comprised approximately 16.8%, and 17.6% of the Company’s consolidated net sales for the three and six months ended June 30, 2026, respectively. Net sales shipped to customers outside of the United States comprised approximately 17.0% and 17.1% of the Company’s consolidated net sales for the three and six months ended June 30, 2025, respectively. Approximately 34.7% of all long-lived assets are located outside of the United States as of June 30, 2026 .
Information about Major Customers
Net sales to two customers comprised approximately 26.2% and 21.0% respectively, of the Company’s consolidated net sales for the three months ended June 30, 2026. Net sales to two customers comprised approximately 25.5% and 21.5% respectively, of the Company’s consolidated net sales for the six months ended June 30, 2026. Net sales to two customers comprised approximately 20.5% and 27.4% respectively, of the Company’s consolidated net sales for the three months ended June 30, 2025. Net sales to two customers comprised approximately 22.2% and 24.4% respectively, of the Company’s consolidated net sales for the six months ended June 30, 2025.
As of June 30, 2026, two customers represented approximately 27.9% and 13.0% respectively of the Company's gross accounts receivable. As of December 31, 2025, one customer represented approximately 32.1% of the Company's gross accounts receivable.
The Company’s products are primarily sold to customers within the Medical and Non-medical markets. Sales by market for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$162,190	93.2%	$139,335	92.2%	$305,568	93.1%	$274,749	91.8%
Non-medical	11,774	6.8%	11,841	7.8%	22,598	6.9%	24,575	8.2%
Net Sales	$173,964	100.0%	$151,176	100.0%	$328,166	100.0%	$299,324	100.0%
(14)    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2026 are as follows (in thousands):

Goodwill

December 31, 2025	$197,403
Foreign currency translation	(959)
June 30, 2026	$196,444

The carrying values of the Company’s definite lived intangible assets as of June 30, 2026 are as follows (in thousands, except for weighted-average amortization period):

June 30, 2026	Customer List	Intellectual Property	Tradename & Brand	Non- Compete	Total
Weighted-average amortization period (years)	20.0	12.3	13.3	8.3
Gross amount	$133,882	$28,670	$1,074	$6,927	$170,553
Accumulated amortization	(25,683)	(5,933)	(395)	(3,296)	(35,307)
Net balance	$108,199	$22,737	$679	$3,631	$135,246

Amortization expense related to intangible assets was approximately $2.5 million and $5.0 million for the three and six months ended June 30, 2026, respectively, and $2.4 million and $4.8 million for the three and six months ended June 30, 2025, respectively. The estimated remaining amortization expense as of June 30, 2026 is as follows (in thousands):

Remainder of 2026	$4,940
2027	9,829
2028	9,782
2029	9,751
2030	9,698
Thereafter	91,246
Total	$135,246
(15)    Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Present value of non-competition payments	$1,547	$3,204
Other	153	321
	$1,700	$3,525
(16)    Income Taxes
The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 21.1% and 20.2% of income before income tax expense for the three and six months ended June 30, 2026, respectively, and 20.6% and 18.0% of income before income tax expense for the three and six months ended June 30, 2025, respectively.
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
At June 30, 2026, the Company had approximately $117.3 million in outstanding borrowings under the Third Amended and Restated Credit Agreement and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At June 30, 2026, the weighted average interest rate was approximately 5.0% and the Company was in compliance with all covenants under the Third Amended and Restated Credit Agreement.
Long-term debt consists of the following (in thousands):

June 30, 2026
Revolving credit facility	$14,180
Term loan	103,125
Total long-term debt	117,305
Current portion	(12,500)
Long-term debt, excluding current portion	$104,805
Future maturities of long-term debt at June 30, 2026 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2026	$6,250	$—	$6,250
2027	12,500	—	12,500
2028	12,500	—	12,500
2029	71,875	14,180	86,055
	$103,125	$14,180	$117,305

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
Investors are cautioned that such forward-looking statements involve risks and uncertainties that could adversely affect the Company’s business and prospects, and otherwise cause actual results to differ materially from those anticipated by such forward-looking statements, or otherwise, including without limitation: our financial condition and results of operations, including risks relating to substantially decreased demand for the Company’s products; risks relating to the potential closure of any of the Company’s facilities or the unavailability of key personnel or other employees; risks that the Company’s inventory, cash reserves, liquidity or capital resources may be insufficient; risks relating to delayed payments by our customers and the potential for reduced or canceled orders; risks related to customer concentration; risks related to global conflict or civil unrest to the efficacy or cost of our manufacturing process and supply chain; risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our financing arrangements, and whether any available financing may be sufficient to address our needs; risks associated with efforts to shift the Company’s book of business to higher-margin, longer-run opportunities; risks associated with the Company’s entry into and growth in certain markets; risks and uncertainties associated with seeking and implementing manufacturing efficiencies and implementing new production equipment; risks associated with governmental regulations and/or sanctions affecting the import and export of products, including tariffs, global trade barriers, additional taxes, tariff increases or uncertainties, cash repatriation restrictions, retaliations and boycotts between the U.S. and other countries; risks associated with domestic, regional and global political risks and uncertainties; risks associated with the U.S. and Iran conflict; risks and uncertainties associated with growth of the Company’s business and increases to sales, earnings and earnings per share; risks relating to cybersecurity, including cyber-attacks on the Company’s information technology infrastructure, products, suppliers, customers and partners, and cybersecurity-related regulations, and the potential consequences of the Cyber Incident (as defined in Item 1C, Cybersecurity in our Annual Report on Form 10-K for the year ended December 31, 2025) could result in data or financial loss, reputational harm, business disruption, damage to our relationships with customers, consumers, employees and third parties on which we rely, litigation, regulatory investigations, enforcement actions or other negative impacts under cybersecurity related regulations or otherwise; risks associated with our or third-party use of artificial intelligence technologies; risks associated with new product and program launches; risks relating to our performance and the performance of our counterparties under the agreements we have entered into; the risk that our two largest customers, on whom we depend for a substantial portion of our annual revenues, will not purchase the expected volume of goods under the supply agreements we have entered into with them because, among other things, they no longer require the products at all or to the degree they anticipated or because, among other things, our largest customer, decides to manufacture the products itself or through one of its affiliates it obtains the products from other listed suppliers specified in our agreement; the risk that we will not achieve expected rebates under the applicable supply agreement; and risks relating to our ability to maintain increased levels of production at profitable levels, if at all; or to continue to increase production rates and risks relating to disruptions and delays in our supply chain or labor force. Accordingly, actual results may differ materially.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. Our actual results could be different from the results described in or anticipated by our forward-looking statements due to the inherent uncertainty of estimates, forecasts, and projections, and may be materially better or worse than anticipated. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements represent our current beliefs, estimates and assumptions and are only as of the date of this Report. We expressly disclaim any duty to provide updates to forward-looking statements, and the estimates and assumptions associated with them, after the date of this Report, in order to reflect changes in circumstances or expectations, or the occurrence of unanticipated events, except to the extent required by applicable securities laws. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed above and under “Risk Factors” set forth in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as well as the risks and uncertainties discussed elsewhere in this Report and our filings with the Securities and Exchange Commission. We qualify all of our forward-looking statements by these cautionary statements. We caution you that these risks are not exhaustive. We operate in a continually changing business environment and new risks emerge from time to time.
Unless the context requires otherwise, the terms “we”, “us”, “our”, or “the Company” refer to UFP Technologies, Inc. and its consolidated subsidiaries.
Overview
UFP Technologies is a trusted contract development and manufacturing organization specializing in comprehensive solutions for medical devices, sterile packaging and other highly engineered custom products. Our single-use and single-patient devices and components are used across a wide range of medical products in segments including robotic assisted surgery, patient beds, infection control, cardiovascular, orthopedics and spine and wound care.
Our current strategy includes further organic growth and growth through strategic acquisitions.
Net sales for the six months ended June 30, 2026 increased 9.6% to $328.2 million from $299.3 million in the same period last year. The increase was largely due to growth in sales in our Surfaces and Support, Cardiovascular, Infection Control, and Orthopedics sub-markets. Organic sales growth for the three and six months ended June 30, 2026 was 12.4% and 6.8%, respectively. Net sales from our largest two customers were 26.2% and 21.0% of our total net sales during the three months ended June 30, 2026, respectively, and 25.5% and 21.5% of our total net sales during the six months ended June 30, 2026, respectively.
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
Impact of Tariffs
In 2025, the United States imposed increased tariffs on foreign imports, including all the countries in which we manufacture goods outside the United States and also the countries in which our customers operate. In February 2026, the U.S. Supreme Court ruled that these tariffs levied under the International Emergency Economic Powers Act (“IEEPA”) are unconstitutional. As a result of this ruling, the U.S. Court of International Trade issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. On April 20, 2026, the CBP launched an online portal that can be used to submit IEEPA tariff refund requests. Since then, the U.S. has launched tariffs under different authorities. Given that the tariff landscape created by the current administration remains dynamic, we continue to adapt to the changes and manage new requirements. We believe this will remain dynamic in the near future and we will continue to monitor and manage.

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
Results of Operations
Net Sales
Net sales for the three months ended June 30, 2026 increased approximately 15.1% to $174.0 million from sales of $151.2 million for the same period in 2025. The increase was largely due to growth in sales in our Surfaces and Support, Cardiovascular, Infection Control, and Orthopedics sub-markets. Organic sales growth for the second quarter of 2026 was 12.4%.
Net sales for the six months ended June 30, 2026 increased approximately 9.6% to $328.2 million from sales of $299.3 million for the same period in 2025. The increase was largely due to growth in sales in our Surfaces and Support, Cardiovascular, Infection Control, and Orthopedics sub-markets. Organic sales growth for the first half of 2026 was 6.8%.
Gross Profit
Gross profit as a percentage of sales ("Gross Margin") increased to 29.3% for the three months ended June 30, 2026 from 28.8% for the same period in 2025, driven primarily by increased operating efficiencies as well as leveraging strong organic sales growth against fixed overhead costs.
Gross margin increased to 29.0% for the six months ended June 30, 2026, from 28.6% for the same period in 2025, driven primarily by increased operating efficiencies.
Selling, General and Administrative Expenses
SG&A increased approximately 21.8% to $22.8 million for the three months ended June 30, 2026, from $18.7 million for the same period in 2025. The increase is primarily attributable to increased headcount and other back-office resources, including variable compensation, of approximately $1.9 million and an increase in share-based compensation expense of approximately $1.0 million, partially due to CEO transition costs. As a percentage of sales, SG&A increased to 13.1% for the three months ended June 30, 2026, from 12.4% for the same three months in 2025.
SG&A increased approximately 17.0% to $43.8 million for the six months ended June 30, 2026, from $37.4 million for the same period in 2025. The increase is primarily attributable to increased headcount and other back-office resources, including variable compensation, of approximately $2.6 million and an increase in share-based compensation expense of approximately $1.6 million, partially due to CEO transition costs. As a percentage of sales, SG&A increased to 13.3% for the six months ended June 30, 2026 from 12.5% for the same six months in 2025.
Interest Expense, Net
Interest expense, net was approximately $1.7 million and $2.7 million for the three months ended June 30, 2026, and 2025, respectively. The decrease for the three months ended June 30, 2026 was primarily due to lower average debt in the three months ended June 30, 2026 as compared to the same period in 2025. Interest income was immaterial.

Interest Expense, net was approximately $3.4 million and $5.5 million for the six months ended June 30, 2026, and 2025, respectively. The increase for the six months ended June 30, 2026 was primarily due to lower average debt in the six months ended June 30, 2026 as compared to the same period in 2025. Interest income was immaterial.
Other (Income) Expense
Other income was less than $0.1 million and other expense was less than $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Changes in other (income) expense are primarily generated by equity method investment income and foreign currency transaction gains and losses.
Other income was less than $0.1 million and other expense was approximately $0.1 million for the six months ended June 30, 2026 and 2025, respectively. Changes in other (income) expense are primarily generated by equity method investment income and foreign currency transaction gains and losses.
Income Taxes
We recorded tax expense of approximately 21.1% and 20.6% of income before income tax expense, for the three months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the second quarter of 2026 is largely due to higher anticipated income from domestic operations.
We recorded tax expense of approximately 20.2% and 18.0% of income before income tax expense, for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate for the current period as compared to the prior period is largely due to higher anticipated income from domestic operations, along with large favorable discrete items in the first quarter of 2025 associated with equity compensation and a state tax refund.
Liquidity and Capital Resources
We generally fund our operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.
Cash Flows
Net cash provided by operations for the six months ended June 30, 2026 was approximately $18.8 million and was primarily a result of net income generated of approximately $38.3 million, depreciation and amortization of approximately $9.9 million, and share-based compensation of approximately $6.0 million for the six months ended June 30, 2026. This was offset by changes in operating assets and liabilities of approximately $40.1 million, primarily driven by a $30.5 million increase in accounts receivables, net due to increased sales volume in the second quarter of 2026 as compared to the fourth quarter of 2025.
Net cash used for investing activities during the six months ended June 30, 2026 was approximately $2.8 million and was primarily comprised of additions of manufacturing machinery and equipment and various building improvements.
Net cash used for financing activities was approximately $27.0 million during the six months ended June 30, 2026 and was primarily the result of debt payments of approximately $18.2 million.
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
At June 30, 2026, we had approximately $117.3 million in outstanding borrowings under the Third Amended and Restated Credit Agreement and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At June 30, 2026, the weighted average interest rate was approximately 5.0% and we were in compliance with all covenants under the Third Amended and Restated Credit Agreement.
Long-term debt consists of the following (in thousands):

June 30, 2026
Revolving credit facility	$14,180
Term loan	103,125
Total long-term debt	117,305
Current portion	(12,500)
Long-term debt, excluding current portion	$104,805
Future maturities of long-term debt at June 30, 2026 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2026	$6,250	$—	$6,250
2027	12,500	—	12,500
2028	12,500	—	12,500
2029	71,875	14,180	86,055
	$103,125	$14,180	$117,305
Future Liquidity
We require cash to pay our operating expenses, purchase capital equipment, and to service our contractual obligations. Our principal sources of funds are our operations and our Third Amended and Restated Credit Agreement. We generated cash of approximately $18.8 million from operations during the six months ended June 30, 2026. We cannot guarantee that our operations will generate cash in future periods. Our longer-term liquidity is contingent upon future operating performance and the availability of draws on our revolving credit facility. Further, the economic uncertainty resulting from events including inflation, tariffs, bank failures, and other factors beyond our control could affect our long-term ability to access the public markets and obtain necessary capital in order to properly capitalize and continue operations.
We plan to continue to add capacity to enhance operating efficiencies in its manufacturing plants and accommodate anticipated growth in demand. We may consider additional acquisitions of companies, technologies, or products that are complementary to our business. We believe that our existing resources, including our revolving credit facility, together with cash expected to be generated from operations, will be sufficient to fund our cash flow requirements, including expected capital expenditures, through the next twelve months.

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
Critical Accounting Estimates
There have been no material changes to our Critical Accounting Estimates, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
The Company closed on the acquisitions of TPI and UNIPEC in the third quarter of 2025. The TPI and UNIPEC acquisitions’ total assets and net sales constituted approximately 2.4% and 2.6%, respectively, of the Company’s consolidated total assets and net sales as shown on our condensed consolidated financial statements as of and for the period ended June 30, 2026. As the acquisitions occurred in the third quarter of fiscal 2025, the Company excluded all of the acquired businesses internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope within the first year of acquisition if specified conditions are satisfied.
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
ITEM 1A:    RISK FACTORS
The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, you should consider carefully the risks and uncertainties described in this Quarterly Report on Form 10-Q as well as our other public filings with the SEC including Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4:    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5:    OTHER INFORMATION
During the second quarter of fiscal 2026, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
ITEM 6:    EXHIBITS

Exhibit No.	Description
3.01
Amended and Restated Certificate of Incorporation of UFP Technologies, Inc., dated June 7, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 13, 2023 (SEC File No. 001-12648)).

3.02	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 24, 2023 (SEC File No. 001-12648)).
10.1	Employment Offer Letter, Ryan Stafford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2026 (SEC File No. 001-12648)).
10.2
Form of Stock Unit Award Agreement by and between the Company and Mitchell C. Rock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2026 (SEC File No. 001-12648)).

10.3
Form of Stock Unit Award Agreement by and between the Company and Ryan Stafford (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2026 (SEC File No. 001-12648)).

10.4
Form of Performance Share Agreement by and between the Company and Ryan Stafford (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2026 (SEC File No. 001-12648)).

10.5
Form of Stock Unit Award Agreement by and between the Company and Ronald J. Lataille (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2026 (SEC File No. 001-12648)).

10.6	2026 Form of Performance Share Agreement*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.*
32.1	Certifications pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_______________

*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UFP TECHNOLOGIES, INC.

Date: August 6, 2026	By: /s/ Mitchell C. Rock
Mitchell C. Rock President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 6, 2026	By: /s/ Ronald J. Lataille
Ronald J. Lataille Sr. Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)