Form 10-Q
period 2026-09-30
UFP TECHNOLOGIES INC
filed 2026-11-06
CIK 914156

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2026
OR
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
Yes ☐ No ☒
7,746,986 shares of registrant’s Common Stock, $0.01 par value, were outstanding as of October 25, 2026.

UFP Technologies, Inc.

PART I:    FINANCIAL INFORMATION
ITEM 1:    FINANCIAL STATEMENTS
UFP Technologies, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$20,625	$20,301
Receivables, net	97,154	82,914
Inventories	98,148	86,856
Prepaid expenses and other current assets	8,179	5,620
Refundable income taxes	6,532	5,310
Total current assets	230,638	201,001
Property, plant and equipment, net	78,582	79,109
Goodwill	198,875	197,403
Intangible assets, net	136,194	140,849
Non-qualified deferred compensation plan	6,666	7,465
Right of use assets	20,221	18,879
Deferred income taxes	72	—
Equity method investment	6,678	6,927
Other assets	4,709	3,444
Total assets	$682,635	$655,077

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,488	$24,289
Accrued expenses	27,887	28,796
Deferred revenue	5,216	4,240
Lease liabilities	5,221	5,037
Income taxes payable	47	—
Current portion of long-term debt	12,500	12,500
Total current liabilities	77,359	74,862
Long-term debt, excluding current installments	83,500	122,955
Deferred income taxes	12,650	9,211
Non-qualified deferred compensation plan	6,519	6,657
Lease liabilities	15,318	13,990
Other liabilities	1,574	3,525
Total liabilities	196,920	231,200
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 7,775,349 and 7,746,986 shares issued and outstanding, respectively, at September 30, 2026; 7,742,849 and 7,713,300 shares issued and outstanding, respectively, at December 31, 2025	77	77
Additional paid-in capital	51,298	45,865
Retained earnings	433,777	374,814
Accumulated other comprehensive income	1,150	3,708
Treasury stock at cost, 29,559 shares at September 30, 2026 and December 31, 2025	(587)	(587)
Total stockholders’ equity	485,715	423,877
Total liabilities and stockholders' equity	$682,635	$655,077
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$172,434	$154,558	$500,600	$453,882
Cost of sales	121,671	111,811	354,557	325,440
Gross profit	50,763	42,747	146,043	128,442
Selling, general & administrative expenses	23,154	19,069	66,928	56,474
Acquisition costs	12	14	84	334
Change in fair value of contingent consideration	—	263	—	789
(Gain) loss on disposal of property, plant & equipment	(9)	22	(41)	11
Operating income	27,606	23,379	79,072	70,834
Interest expense, net	1,492	2,393	4,940	7,873
Other income	(6)	(78)	(24)	(10)
Income before income tax expense	26,120	21,064	74,156	62,971
Income tax expense	5,503	4,681	15,193	12,224
Net income	$20,617	$16,383	$58,963	$50,747

Net income per share:
Basic	$2.66	$2.12	$7.62	$6.59
Diluted	$2.64	$2.11	$7.56	$6.52
Weighted average common shares outstanding:
Basic	7,746	7,712	7,736	7,703
Diluted	7,806	7,780	7,795	7,783

Comprehensive Income
Net income	$20,617	$16,383	$58,963	$50,747
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(362)	51	(2,558)	7,670
Other comprehensive (loss) income	(362)	51	(2,558)	7,670
Comprehensive income	$20,255	$16,434	$56,405	$58,417
The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP TECHNOLOGIES, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Treasury Stock		Total Stockholders' Equity
	Shares	Amount				Shares	Amount
Balance at December 31, 2025	7,713	$77	$45,865	$374,814	$3,708	30	$(587)	$423,877
Share-based compensation	—	—	2,733	—	—	—	—	2,733
Vesting of RSUs and stock awards	38	—	—	—	—	—	—	—
Exercise of stock options	3	—	63	—	—	—	—	63
Net share settlement of RSUs and stock awards	(17)	—	(3,571)	—	—	—	—	(3,571)
Other comprehensive loss	—	—	—	—	(1,722)	—	—	(1,722)
Net income	—	—	—	17,495	—	—	—	17,495
Balance at March 31, 2026	7,737	$77	$45,090	$392,309	$1,986	30	$(587)	$438,875
Share-based compensation	—	—	3,224	—	—	—	—	3,224
Vesting of RSUs and stock awards	6	—	—	—	—	—	—	—
Exercise of stock options	4	—	116	—	—	—	—	116
Net share settlement of RSUs and stock awards	(1)	—	(167)	—	—	—	—	(167)
Other comprehensive loss		—	—	—	(474)	—	—	(474)
Net income	—	—	—	20,851	—	—	—	20,851
Balance at June 30, 2026	7,746	$77	$48,263	$413,160	$1,512	30	$(587)	$462,425
Share-based compensation	—	—	2,790	—	—	—	—	2,790
Exercise of stock options	1	—	245	—	—	—	—	245
Other comprehensive loss	—	—	—	—	(362)	—	—	(362)
Net income	—	—	—	20,617	—	—	—	20,617
Balance at September 30, 2026	7,747	$77	$51,298	$433,777	$1,150	30	$(587)	$485,715

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income (loss)	Treasury Stock			Total Stockholders' Equity
	Shares	Amount				Shares		Amount
Balance at December 31, 2024	7,677	$77	$40,934	$306,501	$(4,165)	30		$(587)	$342,760
Share-based compensation	—	—	2,212	—	—	—		—	2,212
Vesting of RSUs and stock awards	42	—	—	—	—	—		—	—
Exercise of stock options	6	—	107	—	—	—		—	107
Net share settlement of RSUs	(18)	—	(3,914)	—	—	—		—	(3,914)
Other comprehensive income	—	—	—	—	2,325	—		—	2,325
Net income	—	—	—	17,184	—	—		—	17,184
Balance at March 31, 2025	7,707	$77	$39,339	$323,685	$(1,840)	30		$(587)	$360,674
Share-based compensation	—	—	2,285	—	—	—		—	2,285
Vesting of RSUs and stock awards	1	—	—	—	—		—	—	—
Exercise of stock options	3	—	58	—	—	—		—	58
Other comprehensive income	—	—	—	—	5,294	—		—	5,294
Net income	—	—	—	17,180	—	—		—	17,180
Balance at June 30, 2025	7,711	$77	$41,682	$340,865	$3,454	30		$(587)	$385,491
Share-based compensation	—	—	1,959	—	—	—		—	1,959
Exercise of stock options net of shares presented for exercise	1	—	29	—	—	—		—	29
Other comprehensive income	—	—	—	—	51	—		—	51
Net income	—	—	—	16,383	—	—		—	16,383
Balance at September 30, 2025	7,712	$77	$43,670	$357,248	$3,505	30		$(587)	$403,913
The accompanying notes are an integral part of these condensed consolidated financial statements.

UFP Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$58,963	$50,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,430	6,948
Amortization of intangible assets	7,458	7,279
(Gain) loss on disposal of property, plant & equipment	(41)	11
Share-based compensation	8,747	6,456
Change in fair value of contingent consideration	—	789
Equity method investment net earnings	(1)	(133)
Distributions from equity method investment	198	—
Deferred income taxes	3,525	3,402
Changes in operating assets and liabilities:
Receivables, net	(13,715)	3,125
Inventories	(11,433)	4,589
Prepaid expenses and other current assets	(2,572)	(2,129)
Other assets	(1,049)	(5,942)
Accounts payable	2,016	4,217
Accrued expenses	(1,198)	(1,887)
Deferred revenue	976	(508)
Income taxes	(1,198)	3,147
Non-qualified deferred compensation plan and other liabilities	(748)	(5,045)
Net cash provided by operating activities	57,358	75,066
Cash flows from investing activities:
Additions to property, plant, and equipment	(6,809)	(9,052)
Distributions from equity method investment	52	—
Acquisitions, net of cash acquired	(6,947)	(14,727)
Acquisition working capital adjustments	—	5
Proceeds from sale of fixed assets	45	33
Net cash used in investing activities	(13,659)	(23,741)
Cash flows from financing activities:
Proceeds from advances on revolving line of credit	77,730	—
Payments on revolving line of credit	(103,810)	(33,880)
Principal payments of long-term debt	(13,375)	(9,375)
Payment of contingent consideration	(250)	(250)
Principal payments on finance lease obligations	(24)	(47)
Proceeds from the exercise of stock options	424	194
Payment of statutory withholdings for restricted stock units vested	(3,737)	(3,914)
Net cash used in financing activities	(43,042)	(47,272)
Effect of foreign currency exchange rates on cash and cash equivalents	(333)	723
Net increase in cash and cash equivalents	324	4,776
Cash and cash equivalents at beginning of period	20,301	13,450
Cash and cash equivalents at end of period	$20,625	$18,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements
(1)    Basis of Presentation
The interim condensed consolidated financial statements of UFP Technologies, Inc. (the “Company”) presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025, included in the Company's 2025 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.
The condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited but, in the opinion of management, include all adjustments (consisting of normal, recurring adjustments) necessary for a fair presentation of results for these interim periods. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the Company’s annual financial statements that were audited by an independent registered public accounting firm but does not include all of the information and footnotes required for complete annual financial statements.
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
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2026.
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
(2)     Acquisitions
Creative Imprints, Inc.
On August 25, 2026, the Company purchased 100% of the outstanding membership interests of Creative Imprints, Inc. (“CI Medical”) pursuant to a Securities Purchase Agreement, for an aggregate purchase price of $6.9 million in cash. The purchase price was subject to adjustment based upon CI Medical’s estimated working capital at closing. A portion of the purchase price is being held by the Company to indemnify the Company against certain claims, losses, and liabilities. The Securities Purchase Agreement contains representations, warranties, and covenants customary for transactions of this type. As part of the Securities Purchase Agreement, the Sellers as well as certain restricted parties have agreed not to compete with the Company for a period of five years.
CI Medical, based in Norton, Massachusetts, is a market leader in pad printing hard-to-stick materials for the medical device industry.
The following table summarizes the allocation of the total purchase price of approximately $6.9 million, net of cash acquired, to the acquisition date fair value of the assets acquired and liabilities assumed based on management’s preliminary estimates of fair value (in thousands). The allocation of the acquisition purchase price is subject to adjustment upon finalization of the fair value procedures, and therefore the current measurements are subject to change.

Purchase Price Allocation
Cash	$1,136
Accounts Receivable	774
Right of Use Asset	730
PP&E	151
Goodwill	2,595
Intangible assets	3,550
Total assets acquired	$8,936
Accounts payable	34
Accrued expenses	89
Lease Liabilities	730
Total liabilities assumed	$853
Total assets acquired, net of liabilities assumed	8,083
Less: cash acquired	1,136
Purchase price, net of cash acquired	$6,947
Acquisition costs associated with the transaction of approximately $0.1 million were incurred during the nine months ended September 30, 2026. These costs were primarily for legal services, and are included within “Acquisition costs” on the face of the condensed consolidated statements of comprehensive income.
None of the goodwill related to the CI Medical acquisition is expected to be deductible for tax purposes. Goodwill is primarily attributable to the workforce of CI Medical and the synergies that have been and are expected to further be realized post-acquisition.
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
Acquisition costs associated with the transaction of approximately $0.2 million were incurred during the year ended December 31, 2025, and are included within “Acquisition costs” on the face of the condensed consolidated statements of comprehensive income.
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
Acquisition costs associated with the transaction of approximately $0.1 million were incurred during the year ended December 31, 2025, and are included within “Acquisition costs” on the face of the condensed consolidated statements of comprehensive income.
100% of the goodwill related to the UNIPEC acquisition is expected to be deductible for tax purposes. The goodwill is primarily attributable to the workforce of UNIPEC and the synergies that have been and are expected to further be realized post-acquisition.
AJR Specialty Products and AJR Custom Foam Products
On April 25, 2025, the Company purchased 100% of the outstanding membership interests of AJR Specialty Products, LLC, (“AJR Specialty”) and AJR Custom Foam Products, LLC, (“AJR Custom Foam”) pursuant to a Securities Purchase Agreement, for an aggregate purchase price of $2.8 million in cash. The purchase price was subject to adjustment based upon the estimated working capital at closing of AJR Specialty and AJR Custom Foam. A portion of the purchase price is being held in escrow to indemnify the Company against certain claims, losses, and liabilities. The Purchase Agreement contains representations, warranties, and covenants customary for transactions of this type. As part of the Securities Purchase Agreement, the Sellers as well as certain restricted parties have agreed not to compete with the Company for a period of seven years.
AJR Specialty and AJR Custom Foam, are both headquartered in St. Charles, IL. AJR Specialty and AJR Custom Foam provide additional capacity in the growing single-use safe patient handling space, as well as additional expertise in specialty fabrics and foam fabrication.
Acquisition costs associated with the transaction of approximately $0.1 million were incurred during the year ended December 31, 2025, and are included within “Acquisition costs” on the face of the condensed consolidated statements of comprehensive income.
As the revenues, earnings, balance sheet, and pro forma effects of the AJR Specialty and AJR Custom Foam acquisitions are not, and would not have been, material to the results of operations or financial position of the Company, the Company has elected to not disclose substantially all required disclosures of Accounting Standards Codification 805, Business Combinations, for this acquisition.

Pro-forma Statements
The following table contains an unaudited pro forma consolidated statement of comprehensive income for the three and nine months ended September 30, 2026 and 2025, as if the collective acquisitions of TPI, UNIPEC, and CI Medical had occurred on January 1, 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales	$173,285	$155,975	$503,889	$464,957
Operating income	$27,633	$23,601	$79,527	$72,670
Net income	$20,637	$16,550	$59,305	$52,128
Earnings per share:
Basic	$2.66	$2.15	$7.67	$6.77
Diluted	$2.64	$2.13	$7.61	$6.70
The above unaudited pro forma information is presented for illustrative purposes only and may not be indicative of the results of operations that would have occurred had all 2025 and 2026 acquisitions occurred as presented. In addition, future results may vary significantly from the results reflected in such pro forma information. Pro-forma adjustments include depreciation adjustments on fixed asset step up/down; inventory step-up; amortization of intangibles; and estimated interest expense.
(3)    Equity Method Investment
On August 23, 2024 in conjunction with the acquisition of AQF Limited, the Company became 50% owners of the equity interest in AQF Asia PTE Ltd., located in Singapore (“AQF Asia”). While the Company owns 50% of the equity interest of AQF Asia and does have significant influence over the entity, the Company has concluded that it does not have control of AQF Asia due to certain veto rights held by the other joint venture partner with regard to management decision making.
As a result, the Company accounts for its ownership interest in AQF Asia following the equity method of accounting, in accordance with ASC 323, Investments —Equity Method and Joint Ventures. Under this method, the carrying cost is initially recorded at fair value and then increased or decreased by recording its percentage of gain or loss in the consolidated statement of comprehensive income and a corresponding change to the carrying value of the asset. The initial fair value of this equity method investment as of August 2024 was approximately $7.0 million. The following table provides a roll-forward of the equity method investment for the nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Nine-Month Period Ended September 30,
	2026	2025
Equity Method Investment-beginning of period	$6,927	$6,808
50% share of AQF Asia net income	91	223
Amortization of basis differences	(90)	(90)
Dividend distribution	(250)	—
Equity Method Investment - end of period	$6,678	$6,941
(4)    Revenue Recognition
The Company recognizes revenue when a customer obtains control of a promised good or service. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to in exchange for promised goods or services. The Company recognizes revenue in accordance with the core principles of ASC 606, which include (1) identifying the contract with a customer, (2) identifying separate performance obligations within the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue. The Company recognizes a significant portion of its product sales upon shipment. For tooling and machinery sales, the Company recognizes revenue primarily upon manufacture of the customer's product using the applicable tooling or machinery. If customer acceptance is stipulated within the contract, the Company recognizes revenue from the sale of tooling and machinery when the acceptance is received. The Company recognizes revenue from engineering services, which are primarily product development services, as the services are performed or as otherwise determined based on the substance of the agreement.
Standard payment terms are net 30 days unless contract terms state otherwise. When determining the transaction price of a contract, an adjustment is made if payment from a customer occurs either significantly before or after performance, resulting in a significant financing component. The Company does not assess whether a significant financing component exists if the period between when it performs its obligations under the contract and when the customer pays is one year or less. The Company accepts sales returns from customers for defective goods, such amounts being immaterial. The Company warrants that goods sold to customers will conform to agreed-upon specifications and that services will be performed in a reasonable and workmanlike manner. The Company does not provide a service as part of this assurance warranty and its customers do not have the opportunity to purchase a warranty separately. Accordingly, any warranty activities are not considered to be a separate performance obligation. Although only applicable to an insignificant number of transactions, the Company has elected to exclude sales taxes from the transaction price. The Company has elected to account for shipping and handling activities for which the Company is responsible under the terms and conditions of the sale not as performance obligations but rather as fulfillment costs. These activities are required to fulfill the Company’s promise to transfer the goods and are expensed when revenue is recognized. Variable consideration to be included in the transaction price is estimated using either the expected value method or the most likely method based on facts and circumstances. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. The Company has elected to not disclose the aggregate amount of the transaction price allocated to unsatisfied performance obligations, as the Company’s contracts have an original expected duration of one year or less, or revenue has been recognized at the amount for which the Company has the right to invoice for engineering services performed.
Disaggregated Revenue
The following table presents the Company’s revenue disaggregated by the major types of goods and services sold to the Company’s customers (in thousands) (see Note 13 for further information regarding net sales by market):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net sales of:	2026	2025	2026	2025
Products	$168,971	$151,833	$493,305	$446,265
Tooling and machinery	1,498	712	2,926	2,512
Engineering services	1,965	2,013	4,369	5,105
Total net sales	$172,434	$154,558	$500,600	$453,882
Contract Balances
The timing of revenue recognition may differ from the time of invoicing to customers. When invoicing occurs prior to revenue recognition, the Company has contract liabilities included within “deferred revenue” on the condensed consolidated balance sheets.

The following table presents opening and closing balances of contract liabilities for the nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Contract Liabilities
	Nine-Month Period Ended September 30,
	2026	2025
Deferred revenue - beginning of period	$4,240	$4,667
Increases due to consideration received from customers	5,155	4,232
Revenue recognized	(4,179)	(4,727)
Deferred revenue acquired in TPI acquisition	—	661
Deferred revenue - end of period	5,216	4,833
Revenue recognized during each of the nine months ended September 30, 2026 and 2025 from amounts included in deferred revenue at the beginning of the period was approximately $2.2 million.
When invoicing occurs after revenue recognition, the Company has contract assets, which are included within “receivables, net” on the condensed consolidated balance sheets.
The following table presents opening and closing balances of contract assets for the nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Contract Assets
	Nine-Month Period Ended September 30,
	2026	2025
Unbilled Receivables - beginning of period	$391	$192
Increases due to revenue recognized, not invoiced to customers	2,316	2,937
Decreases due to customer invoicing	(2,097)	(2,771)
Unbilled Receivables - end of period	$610	$358
(5)    Supplemental Cash Flow Information
Supplemental cash flow information consists of the following (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Cash paid for:
Interest	$4,935	$7,924
Income taxes, net of refunds	9,852	1,567

Non-cash investing and financing activities:
Capital additions accrued but not yet paid	$231	$101

(6)    Receivables and Allowance for Credit Losses
Receivables consist of the following (in thousands):

	September 30, 2026	December 31, 2025	December 31, 2024
Accounts receivable–trade	$98,363	$83,809	$85,562
Less allowance for credit losses	(1,209)	(895)	(885)
Receivables, net	$97,154	$82,914	$84,677
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
The following table provides a roll-forward of the allowance for credit losses that is deducted from accounts receivable to present the net amount expected to be collected for the nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Allowance for Credit Losses
	Nine-Month Period Ended September 30,
	2026	2025
Allowance - beginning of period	$895	$885
Provision (adjustment) for expected credit losses	398	(63)
Amounts written off against the allowance, net of recoveries	(84)	(9)
Allowance - end of period	$1,209	$813

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

The following table presents the fair value and hierarchical levels, for financial assets that are measured at fair value on a recurring basis (in thousands):

	September 30, 2026	December 31, 2025
Level 3
Purchase price contingent consideration:
Present value of non-competition payments	$3,345	$5,001
Accrued contingent consideration (earn-out)	—	5,250
Total contingent consideration	$3,345	$10,251
In connection with the acquisitions of Welch Fluorocarbon Inc. ("Welch") and Marble Medical, Inc. ("Marble") in 2024, and DAS Medical in 2021, the Company is required to make contingent payments, subject to the entities achieving certain financial performance thresholds. The total potential contingent consideration payments for the Welch, Marble and DAS Medical acquisitions were $6 million, $0.5 million and $20 million, respectively, as of each acquisition date. The fair value of the liability for the contingent consideration payments recognized upon the acquisition as part of the purchase accounting opening balance sheets totaled approximately $0.8 million, $0.4 million and $5.2 million for the Welch, Marble and the DAS Medical acquisitions, respectively, and was estimated by discounting to present value the probability-weighted contingent payments expected to be made. Assumptions used in the initial calculation were management’s financial forecasts, a discount rate and various volatility factors. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration is considered to be a Level 3 financial liability that is re-measured each reporting period. The Company paid $0, $0.25 million, and $5.0 million for contingent consideration payments during the nine months ended September 30, 2026 to Welch, Marble, and DAS Medical, respectively. The contingent consideration for the Welch acquisition has no fair value as of September 30, 2026, as Welch did not achieve the EBITDA targets for the years ended December 31, 2024, and 2025. The Company has also determined that it is not probable that Welch will achieve the EBITDA targets for the year ended December 31, 2026. The contingent consideration for the Marble and DAS Medical acquisitions were both $0 as of September 30, 2026. Any change in fair value of contingent consideration for the acquisitions is included in change in fair value of contingent consideration in the condensed consolidated statements of comprehensive income.
The Company entered into Non-Competition Agreements with certain previous owners of DAS Medical and Advant Medical which includes, an aggregate of $10.0 million in payments to certain previous owners of DAS Medical over a ten-year period, and an aggregate of €0.4 million in payments to the previous owner of Advant Medical over a three-year period. The Company paid non-competition payments of $1.7 million and $0.1 million during the nine months ended September 30, 2026 to DAS Medical and Advant Medical, respectively. The non-competition contingent consideration present value for DAS Medical was approximately $3.2 million at September 30, 2026 and is included with accrued expenses and long-term liabilities on the condensed consolidated balance sheets. The non-competition contingent consideration present value for Advant Medical was approximately $0.1 million at September 30, 2026 and is included within accrued expenses on the face of the condensed consolidated balance sheets. These liabilities are considered to be Level 3 financial liabilities that are re-measured each reporting period.
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

The compensation cost charged against income from those plans is included in selling, general & administrative expenses as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Share-based compensation related to:	2026	2025	2026	2025
Restricted Stock Unit Awards ("RSUs")	$2,790	$1,859	$8,347	$5,983
Common stock grants	—	100	400	300
Stock option grants	—	—	—	173
Total share-based compensation	$2,790	$1,959	$8,747	$6,456
The total income tax benefit recognized in the condensed consolidated statements of comprehensive income for share-based compensation arrangements was approximately $0.7 million and $2.6 million for the three and nine months ended September 30, 2026, respectively, and approximately $0.5 million and $2.5 million for the three and nine months ended September 30, 2025.
Common Stock Grants
The compensation expense for common stock granted during the nine months ended September 30, 2026 was determined based on the market price of the shares on the date of grant.
Stock Option Grants
The following is a summary of stock option activity under all plans for the nine months ended September 30, 2026:

	Shares Under Options	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	61,969	$72.80
Exercised	(8,124)	52.38
Outstanding at September 30, 2026	53,845	$75.88	3.65	$11,896
Exercisable at September 30, 2026	53,845	$75.88	3.65	$11,896
Vested and expected to vest at September 30, 2026	53,845	$75.88	3.65	$11,896
During the nine months ended September 30, 2026 and 2025, the total intrinsic value of all options exercised (i.e., the difference between the market price and the price paid by the employees to exercise the options) was approximately $1.7 million and $2.4 million, respectively, and the total amount of consideration received by the Company from the exercised options was approximately $0.4 million and $0.4 million, respectively. At its discretion, the Company allows option holders to surrender previously owned common stock in lieu of paying the exercise price and withholding taxes. During the nine months ended September 30, 2026, no shares were surrendered. During the nine months ended September 30, 2025, 748 shares were surrendered at an average market price of $282.42.

Restricted Stock Unit Awards
The following table summarizes information about RSU activity during the nine months ended September 30, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	79,601	$175.06
Awarded	58,390	256.48
Shares vested	(41,965)	186.23
Shares forfeited	(5,234)	250.23
Outstanding at September 30, 2026	90,792	217.92
At the Company’s discretion, upon vesting, RSU holders are given the option to net-share settle to cover the required minimum withholding tax and the remaining amount is converted into the equivalent number of common shares and issued to the RSU holder. During the nine months ended September 30, 2026 and 2025, 17,440 and 18,152 shares were surrendered at an average market price of $204.76 and $215.60, respectively.
As of September 30, 2026, the Company had approximately $11.6 million of unrecognized compensation expense that is expected to be recognized over a period of 2.5 years.
(9)    Inventories
Inventories are stated at the lower of cost (determined using the first-in, first-out method) or net realizable value, and consist of the following at the stated dates (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$70,554	$68,075
Work in process	8,497	3,903
Finished goods	19,097	14,878
Total inventory	$98,148	$86,856
(10)    Property, Plant and Equipment
Property, plant, and equipment consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Land and improvements	$5,939	$5,900
Buildings and improvements	38,500	38,602
Leasehold improvements	14,916	12,642
Machinery & equipment	77,416	74,005
Furniture, fixtures, computers & software	11,377	10,361
Construction in progress	10,551	10,941
Property, plant and equipment	$158,699	$152,451
Accumulated depreciation and amortization	(80,117)	(73,342)
Net property, plant and equipment	$78,582	$79,109

(11)    Leases
The Company has operating and finance leases for offices, manufacturing plants, vehicles and certain office and manufacturing equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company accounts for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates or usage, are not included in the right of use (“ROU”) assets or lease liabilities. These are expensed as incurred and recorded as variable lease expense. The Company determines if an arrangement is a lease at the inception of a contract. Operating and finance lease ROU assets and operating and finance lease liabilities are stated separately in the condensed consolidated balance sheets.
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
ROU assets and lease liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Operating lease ROU assets	$20,212	$18,847
Finance lease ROU assets	9	32
Total ROU assets	$20,221	$18,879

Operating lease liabilities - current	$5,212	$5,005
Finance lease liabilities - current	9	32
Total lease liabilities - current	$5,221	$5,037

Operating lease liabilities - long-term	$15,318	$13,988
Finance lease liabilities - long-term	—	2
Total lease liabilities - long-term	$15,318	$13,990

The components of lease costs for the nine months ended September 30, 2026 and 2025 consist of the following (in thousands):

	Nine Months Ended September 30,
	2026	2025
Lease Cost:
Finance lease cost:
Amortization of right of use assets	$23	$45
Interest on lease liabilities	—	1
Operating lease cost	4,187	3,691
Variable lease cost	709	531
Short-term lease cost	252	151
Total lease cost	$5,171	$4,419

Weighted-average remaining lease term (years):
Finance	0.58	1.13
Operating	6.06	6.02
Weighted-average discount rate:
Finance	2.26%	2.15%
Operating	5.52%	5.45%

The components of lease income were as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Lease income:
Operating lease income	259	255
Total lease income	$259	$255
The following table provides additional details of cash flow information related to the Company's leases (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	$4,067	$3,571
Financing cash flows from finance leases	24	47
Total operating cash flows	$4,091	$3,618

Supplemental non-cash information:
ROU assets obtained in exchange for new lease liabilities	$5,028	$3,784
Maturities of lease liabilities and receipts as of September 30, 2026 are as follows (in thousands):

	Lease Liabilities		Lease Receipts
	Operating	Finance	Operating
Remainder of 2026	$1,499	$9	$95
2027	6,168	1	363
2028	5,270	—	372
2029	4,055	—	—
2030	2,480	—	—
Thereafter	4,531	—	—
Total lease payments	24,003	10	$830
Less: Interest	(3,474)	—
Present value of lease liabilities	$20,529	$10
(12)    Income Per Share
Basic income per share is based on the weighted average number of shares of common stock outstanding. Diluted income per share is based upon the weighted average number of common shares outstanding and dilutive common stock equivalent shares outstanding during each period.

The weighted average number of shares used to compute basic and diluted net income per share consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic weighted average common shares outstanding	7,746	7,712	7,736	7,703
Weighted average common equivalent shares due to dilutive restricted stock, stock options and RSUs	60	68	59	80
Diluted weighted average common shares outstanding	7,806	7,780	7,795	7,783
The computation of diluted earnings per share excludes the effect of the potential exercise of stock awards, including stock options, when the average market price of the common stock is lower than the exercise price of the related options during the period. These outstanding stock awards are not included in the computation of diluted income per share because the effect would be antidilutive. For the three and nine months ended September 30, 2026, 0 and 2,465 shares, respectively, were excluded from the computation of diluted earnings per share for this reason. For the three and nine months ended September 30, 2025, 2,958 shares were excluded from the computation of diluted earnings per share for this reason.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales from external customers	$172,434	$154,558	$500,600	$453,882

Significant segment expenses:
Materials	66,241	62,581	193,660	186,457
Salaries and Benefits	54,407	46,984	158,198	133,857
Depreciation and amortization	5,024	4,874	14,888	14,227
Interest expense, net	1,492	2,393	4,940	7,873
Other segment items (a)	19,150	16,662	54,758	48,497
Income before income tax provision	26,120	21,064	74,156	62,971
Income tax provision	5,503	4,681	15,193	12,224

Segment net income	$20,617	$16,383	$58,963	$50,747

Segment total assets (b)	$682,635
(a)Other segment items include (production overhead, stock compensation, professional fees, and other selling, general, and administrative expenses ("SG&A") expenses)
(b)See Condensed Consolidated Balance Sheet for details

Information about Geographic Areas
Net sales shipped to customers outside of the United States comprised approximately 17.1% and 17.4% of the Company’s consolidated net sales for the three and nine months ended September 30, 2026, respectively. Net sales shipped to customers outside of the United States comprised approximately 15.0% and 16.4% of the Company’s consolidated net sales for the three and nine months ended September 30, 2025, respectively. Approximately 39.0% of all long-lived assets are located outside of the United States as of September 30, 2026.
Information about Major Customers
Net sales to two customers comprised approximately 24.8% and 21.8%, respectively, of the Company’s consolidated net sales for the three months ended September 30, 2026. Net sales to two customers comprised approximately 24.8% and 21.6%, respectively, of the Company’s consolidated net sales for the nine months ended September 30, 2026. Net sales to two customers comprised approximately 27.1% and 17.1%, respectively, of the Company’s consolidated net sales for the three months ended September 30, 2025. Net sales to two customers comprised approximately 25.3% and 20.4%, respectively, of the Company’s consolidated net sales for the nine months ended September 30, 2025.
As of September 30, 2026, one customer represented approximately 24.5% of the Company's gross accounts receivable. As of December 31, 2025, one customer represented approximately 32.1% of the Company's gross accounts receivable.
The Company’s products are primarily sold to customers within the Medical and Non-medical markets. Sales by market for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Market	Net Sales	%	Net Sales	%	Net Sales	%	Net Sales	%

Medical	$160,181	92.9%	$142,358	92.1%	$465,749	93.0%	$417,107	91.9%
Non-medical	12,253	7.1%	12,200	7.9%	34,851	7.0%	36,775	8.1%
Net Sales	$172,434	100.0%	$154,558	100.0%	$500,600	100.0%	$453,882	100.0%
(14)    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 are as follows (in thousands):

Goodwill

December 31, 2025	$197,403
Acquired in CI Medical business combination	2,595
Foreign currency translation	(1,123)
September 30, 2026	$198,875

The carrying values of the Company’s definite lived intangible assets as of September 30, 2026 are as follows (in thousands, except for weighted-average amortization period):

September 30, 2026	Customer List	Intellectual Property	Tradename & Brand	Non- Compete	Total
Weighted-average amortization period (years)	20.0	12.3	13.3	8.3
Gross amount	$134,964	$30,768	$1,070	$7,174	$173,976
Accumulated amortization	(27,350)	(6,526)	(416)	(3,490)	(37,782)
Net balance	$107,614	$24,242	$654	$3,684	$136,194

Amortization expense related to intangible assets was approximately $2.5 million and $7.5 million for the three and nine months ended September 30, 2026, respectively, and $2.5 million and $7.3 million for the three and nine months ended September 30, 2025, respectively. The estimated remaining amortization expense as of September 30, 2026 is as follows (in thousands):

Remainder of 2026	$2,538
2027	10,107
2028	10,060
2029	10,030
2030	9,977
Thereafter	93,482
Total	$136,194
(15)    Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Present value of non-competition payments	$1,574	$3,204
Other	—	321
	$1,574	$3,525
(16)    Income Taxes
The determination of income tax expense in the accompanying unaudited condensed consolidated statements of income is based upon the estimated effective tax rate for the year, adjusted for the impact of any discrete items which are accounted for in the period in which they occur. The Company recorded income tax expense of approximately 21.1% and 20.5% of income before income tax expense for the three and nine months ended September 30, 2026, respectively, and 22.2% and 19.4% of income before income tax expense for the three and nine months ended September 30, 2025, respectively.
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
The Third Amended and Restated Credit Agreement calls for interest at Secured Overnight Financing Rate (“SOFR”) plus a margin that ranges from 1.25% to 2.25% or, at the discretion of the Company, the bank’s prime rate plus a margin that ranges from 0.25% to 1.25%. In both cases the applicable margin is dependent upon Company performance. Under the Third Amended and Restated Credit Agreement, the Company is subject to a minimum fixed-charge coverage financial covenant as well as a maximum total funded debt to EBITDA financial covenant. The Third Amended and Restated Credit Agreement contains other covenants customary for transactions of this type, including restrictions on certain payments, permitted indebtedness and permitted investments.
At September 30, 2026, the Company had approximately $96.0 million in outstanding borrowings under the Third Amended and Restated Credit Agreement and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on workers' compensation insurance policies. At September 30, 2026, the weighted average interest rate was approximately 5.2% and the Company was in compliance with all financial covenants under the Third Amended and Restated Credit Agreement.
Long-term debt consists of the following (in thousands):

September 30, 2026
Revolving credit facility	$—
Term loan	96,000
Total long-term debt	96,000
Current portion	(12,500)
Long-term debt, excluding current portion	$83,500
Future maturities of long-term debt at September 30, 2026 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2026	$3,125	$—	$3,125
2027	12,500	—	12,500
2028	12,500	—	12,500
2029	67,875	—	67,875
	$96,000	$—	$96,000

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
Some of the statements contained in this Report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Management and representatives of UFP Technologies, Inc. (the “Company”) also may from time to time make forward-looking statements. These statements are subject to known and unknown risks, uncertainties, and other factors, which may cause our or our industry’s actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about the Company’s prospects; the demand for its products, the well-being and availability of the Company’s employees, the continuing operation of the Company’s locations, delayed payments by the Company’s customers and the potential for reduced or canceled orders; statements about expectations regarding customer inventory levels; statements about the Company’s acquisition strategies and opportunities and the Company’s growth potential and strategies for growth; expectations regarding customer demand; expectations regarding the Company’s liquidity and capital resources, including the sufficiency of its cash reserves and the availability of borrowing capacity to fund operations and/or potential future acquisitions; anticipated revenues and the timing of such revenues; expectations about shifting the Company’s book of business to higher-margin, longer-run opportunities; anticipated trends and potential advantages in the different markets in which the Company competes, including the medical and non-medical markets, and the Company’s plans to expand in certain of its markets; statements regarding anticipated advantages the Company expects to realize from its investments and capital expenditures; statements regarding anticipated advantages to improvements and alterations at the Company’s existing plants; expectations regarding the Company’s manufacturing capacity, operating efficiencies, and new production equipment; expectations that the Company will receive reimbursement for tariff-related costs in the form of vendor credits from suppliers that previously passed such tariffs through to the Company, whether directly or through price increases; statements about new product offerings and program launches; statements about the Company’s participation and growth in multiple markets; statements about the Company’s business opportunities; and any indication that the Company may be able to sustain or increase its net sales, gross margins, earnings or earnings per share, or its sales, gross margins, earnings or earnings per share growth rates.
Investors are cautioned that such forward-looking statements involve risks and uncertainties that could adversely affect the Company’s business and prospects, and otherwise cause actual results to differ materially from those anticipated by such forward-looking statements, or otherwise, including without limitation: our financial condition and results of operations, including risks relating to substantially decreased demand for the Company’s products; risks relating to the potential closure of any of the Company’s facilities or the unavailability of key personnel or other employees; risks that the Company’s inventory, cash reserves, liquidity or capital resources may be insufficient; risks relating to delayed payments by our customers and the potential for reduced or canceled orders; risks related to customer concentration; risks related to global conflict or civil unrest to the efficacy or cost of our manufacturing process and supply chain; risks associated with the identification of suitable acquisition candidates and the successful, efficient execution of acquisition transactions, the integration of any such acquisition candidates, the value of those acquisitions to our customers and shareholders, and the financing of such acquisitions; risks related to our indebtedness and compliance with covenants contained in our financing arrangements, and whether any available financing may be sufficient to address our needs; risks associated with efforts to shift the Company’s book of business to higher-margin, longer-run opportunities; risks associated with the Company’s entry into and growth in certain markets; risks and uncertainties associated with seeking and implementing manufacturing efficiencies and implementing new production equipment; risks associated with governmental regulations and/or sanctions affecting the import and export of products, including tariffs, global trade barriers, additional taxes, tariff increases or uncertainties, cash repatriation restrictions, retaliations and boycotts between the U.S. and other countries; risks associated with domestic, regional and global political risks and uncertainties; risks associated with the U.S. and Iran conflict; risks and uncertainties associated with growth of the Company’s business and increases to sales, gross margins, earnings and earnings per share; risks relating to cybersecurity, including cyber-attacks on the Company’s information technology infrastructure, products, suppliers, customers and partners, and cybersecurity-related regulations, and the potential consequences of the Cyber Incident (as defined in Item 1C, Cybersecurity, in our Annual Report on Form 10-K for the year ended December 31, 2025) could result in data or financial loss, reputational harm, business disruption, damage to our relationships with customers, consumers, employees and third parties on which we rely, litigation, regulatory investigations, enforcement actions or other negative impacts under cybersecurity related regulations or otherwise; risks associated with our or third-party use of artificial intelligence technologies; risks associated with new product and program launches; risks relating to our performance and the performance of our counterparties under the agreements we have entered into; the risk that our two largest customers, on whom we depend for a substantial portion of our annual revenues, will not purchase the expected volume of goods under the supply agreements we have entered into with them because, among other things, they no longer require the products at all or to the degree they anticipated or because, among other things, our largest customer decides to manufacture the products itself or through one of its affiliates or it obtains the products from other listed suppliers specified in our agreement; the risk that we will not achieve expected rebates under the applicable supply agreement; risks relating to inflation; and risks relating to our ability to maintain increased levels of production at profitable levels, if at all; or to continue to increase production rates and risks relating to disruptions and delays in our supply chain or labor force. Accordingly, actual results may differ materially.
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
Unless the context requires otherwise, the terms “we”, “us”, “our” or “the Company” refer to UFP Technologies, Inc. and its consolidated subsidiaries.
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
Net sales for the nine months ended September 30, 2026 increased 10.3% to $500.6 million from $453.9 million in the same period last year. The increase was largely due to growth in sales in our Patient Beds and Handling, Cardiovascular, Infection Control, and Orthopedics sub-markets. Organic sales growth for the nine months ended September 30, 2026 was 7.9%. Net sales from our largest two customers were 24.8% and 21.6% of our total net sales during the nine months ended September 30, 2026.
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

Cyber Incident
On or about February 14, 2026, we detected the Cyber Incident (as defined in Item 1C, Cybersecurity in our Annual Report on Form 10-K for the year ended December 31, 2025). While our investigation and assessment of this incident is ongoing, as of the date of this filing, our IT systems are operational in all material respects and the incident has not materially impacted our financial systems, results of operations, or financial condition.

There can be no assurance that any future cybersecurity incidents will not have a material impact on our future operations, financial systems or financial condition. See Item 1A “Risk Factors” within our Annual Report on Form 10-K for the year ended December 31, 2025 under the headings “Security breaches, including cybersecurity incidents and other disruptions could compromise our information, expose us to liability and harm our reputation and business” and “We experienced a material information technology (“IT”) systems incident in February 2026, which could result in a number of potentially unknown outcomes, including but not limited to, litigation, regulatory investigations or enforcement actions, or reputational harm, any of which could have a material impact on our business operations, financial condition, or results of operations,” and the discussion in Item 1C, Cybersecurity, within our Annual Report on Form 10-K for the year ended December 31, 2025.
Results of Operations
Net Sales
Net sales for the three months ended September 30, 2026 increased approximately 11.6% to $172.4 million from sales of $154.6 million for the same period in 2025. The increase was largely due to growth in sales in our Patients Beds and Handling, Cardiovascular, Infection Control and, Orthopedics sub-markets. Organic sales growth for the third quarter of 2026 was 11.1%. Net sales for the nine months ended September 30, 2026 increased approximately 10.3% to $500.6 million from sales of $453.9 million for the same period in 2025. The increase was largely due to growth in sales in our Patients Beds and Handling, Cardiovascular, Infection Control and, Orthopedics sub-markets. Organic sales growth for the first nine months of 2026 was 7.9%.

Gross Profit
Gross profit as a percentage of sales ("Gross Margin") increased to 29.4% for the three months ended September 30, 2026 from 27.7% for the same period in 2025, driven primarily by increased operating efficiencies as well as leveraging strong organic sales growth against fixed overhead costs.
Gross Margin increased to 29.2% for the nine months ended September 30, 2026, from 28.3% for the same period in 2025, driven primarily by increased operating efficiencies as well as leveraging strong organic sales growth against fixed overhead costs.
Selling, General and Administrative Expenses ("SG&A")
SG&A increased approximately 21.4% to $23.2 million for the three months ended September 30, 2026, from $19.1 million for the same period in 2025. The increase is primarily attributable to increased headcount and other back-office resources, including variable compensation, of approximately $1.9 million, an increase in share-based compensation expense of approximately $0.8 million, partially due to CEO transition costs, and an increase in legal expenses of $0.6 million. As a percentage of sales, SG&A increased to 13.4% for the three months ended September 30, 2026, from 12.3% for the same three months in 2025.
SG&A increased approximately 18.5% to $66.9 million for the nine months ended September 30, 2026, from $56.5 million for the same period in 2025. The increase is primarily attributable to increased headcount and other back-office resources, including variable compensation, of approximately $4.5 million, an increase in share-based compensation expense of approximately $2.5 million, partially due to CEO transition costs, and an increase in legal expenses of $0.8 million. As a percentage of sales, SG&A increased to 13.4% for the nine months ended September 30, 2026 from 12.4% for the same nine months in 2025.
Interest Expense, Net
Interest expense, net was approximately $1.5 million and $2.4 million for the three months ended September 30, 2026 and 2025, respectively. The decrease for the three months ended September 30, 2026 was primarily due to lower average debt in the three months ended September 30, 2026 as compared to the same period in 2025. Interest income was immaterial.

Interest expense, net was approximately $4.9 million and $7.9 million for the nine months ended September 30, 2026, and 2025, respectively. The decrease for the nine months ended September 30, 2026 was primarily due to lower average debt in the nine months ended September 30, 2026 as compared to the same period in 2025. Interest income was immaterial.
Other Income
Other income was less than $0.1 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and less than $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. Changes in other income are primarily generated by equity method investment income and foreign currency transaction gains and losses.
Income Taxes
We recorded tax expense of approximately 21.1% and 22.2% of income before income tax expense for the three months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate for the third quarter of 2026 is largely due to higher anticipated income from foreign operations.
We recorded tax expense of approximately 20.5% and 19.4% of income before income tax expense for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate for the current period as compared to the prior period is largely due to large favorable discrete items in the first quarter of 2025 associated with equity compensation and a state tax refund.
Liquidity and Capital Resources
We generally fund our operating expenses, capital requirements, and growth plan through internally generated cash and bank credit facilities.
Cash Flows
Net cash provided by operations for the nine months ended September 30, 2026 was approximately $57.4 million and was primarily a result of net income generated of approximately $59.0 million, depreciation and amortization of approximately $14.9 million, and share-based compensation of approximately $8.7 million for the nine months ended September 30, 2026. This was offset by changes in operating assets and liabilities of approximately $28.9 million, primarily driven by a $13.7 million increase in accounts receivables, net due to increased sales volume in the third quarter of 2026 as compared to the fourth quarter of 2025.
Net cash used for investing activities during the nine months ended September 30, 2026 was approximately $13.7 million and was primarily comprised of additions of manufacturing machinery and equipment and various building improvements.
Net cash used for financing activities was approximately $43.0 million during the nine months ended September 30, 2026 and was primarily the result of debt payments of approximately $39.5 million.
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
At September 30, 2026, we had approximately $96.0 million in outstanding borrowings under the Third Amended and Restated Credit Agreement and also had approximately $0.7 million in standby letters of credit outstanding, drawable as a financial guarantee on worker’s compensation insurance policies. At September 30, 2026, the weighted average interest rate was approximately 5.2% and we were in compliance with all covenants under the Third Amended and Restated Credit Agreement.
Long-term debt consists of the following (in thousands):

September 30, 2026
Revolving credit facility	$—
Term loan	96,000
Total long-term debt	96,000
Current portion	(12,500)
Long-term debt, excluding current portion	$83,500
Future maturities of long-term debt at September 30, 2026 are as follows (in thousands):

	Term Loan	Revolving credit facility	Total
Remainder of 2026	$3,125	$—	$3,125
2027	12,500	—	12,500
2028	12,500	—	12,500
2029	67,875	—	67,875
	$96,000	$—	$96,000
Future Liquidity
We require cash to pay our operating expenses, purchase capital equipment, and to service our contractual obligations. Our principal sources of funds are our operations and our Third Amended and Restated Credit Agreement. We generated cash of approximately $57.4 million from operations during the nine months ended September 30, 2026. We cannot guarantee that our operations will generate cash in future periods. Our longer-term liquidity is contingent upon future operating performance and the availability of draws on our revolving credit facility. Further, the economic uncertainty resulting from events including inflation, tariffs, bank failures, and other factors beyond our control could affect our long-term ability to access the public markets or debt markets and obtain necessary capital in order to properly capitalize and continue operations.
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
ITEM 4:    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
The Company closed on the acquisition of CI Medical in the third quarter of 2026. The CI Medical acquisitions’ total assets and net sales constituted approximately 1% and less than 1%, respectively, of the Company’s consolidated total assets and net sales as shown on our condensed consolidated financial statements as of and for the nine months ended September 30, 2026. As the acquisition occurred in the third quarter of fiscal 2026, the Company excluded the acquired business's internal control over financial reporting from the scope of the assessment of the effectiveness of the Company’s disclosure controls and procedures. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from the scope within the first year of acquisition if specified conditions are satisfied.
Changes in Internal Control over Financial Reporting
Except as described above, there was no change in the Company’s internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting
PART II:    OTHER INFORMATION
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

ITEM 1A:    RISK FACTORS
The Company faces a number of uncertainties and risks that are difficult to predict and many of which are outside of the Company's control. For a detailed discussion of the risks that affect our business, you should consider carefully the risks and uncertainties described in this Quarterly Report on Form 10-Q as well as our other public filings with the SEC including Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2025 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.
ITEM 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4:    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5:    OTHER INFORMATION
During the third quarter of fiscal 2026, none of our directors or executive officers adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).
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
UFP TECHNOLOGIES, INC.

Date: November 6, 2026	By: /s/ Mitchell C. Rock
Mitchell C. Rock President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: November 6, 2026	By: /s/ Ronald J. Lataille
Ronald J. Lataille Sr. Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)